Form 10-Q
period 2019-03-31
AMERISOURCEBERGEN CORP
filed 2019-05-02
CIK 1140859

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED March 31, 2019

OR

☐         TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE TRANSITION PERIOD FROM ___________ TO___________

Commission file number 1-16671

AMERISOURCEBERGEN CORPORATION
(Exact name of registrant as specified in its charter)

Delaware	23-3079390
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

1300 Morris Drive, Chesterbrook, PA	19087-5594
(Address of principal executive offices)	(Zip Code)
 (610) 727-7000
(Registrant’s telephone number, including area code)

 Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of exchange on which registered
Common stock	ABC	New York Stock Exchange (NYSE)

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

The number of shares of common stock of AmerisourceBergen Corporation outstanding as of April 30, 2019 was 210,176,951.

AMERISOURCEBERGEN CORPORATION

PART I. FINANCIAL INFORMATION
ITEM I. Financial Statements (Unaudited)

AMERISOURCEBERGEN CORPORATION AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

(in thousands, except share and per share data)	March 31, 2019	September 30, 2018
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$2,875,750	$2,492,516
Accounts receivable, less allowances for returns and doubtful accounts: $1,044,391 as of March 31, 2019 and $1,036,333 as of September 30, 2018	12,222,271	11,314,226
Inventories (Note 1)	11,373,730	11,918,508
Right to recover asset (Note 1)	977,860	—
Prepaid expenses and other	172,572	169,122
Total current assets	27,622,183	25,894,372

Property and equipment, at cost:
Land	44,258	39,875
Buildings and improvements	1,039,260	1,086,909
Machinery, equipment, and other	2,301,431	2,281,124
Total property and equipment	3,384,949	3,407,908
Less accumulated depreciation	(1,526,082)	(1,515,484)
Property and equipment, net	1,858,867	1,892,424

Goodwill	6,699,681	6,664,272
Other intangible assets	2,355,997	2,947,828
Other assets	273,582	270,942

TOTAL ASSETS	$38,810,310	$37,669,838

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$28,189,390	$26,836,873
Accrued expenses and other	739,536	881,157
Short-term debt	282,973	151,657
Total current liabilities	29,211,899	27,869,687

Long-term debt	4,009,500	4,158,532
Long-term financing obligation	350,400	352,296
Accrued income taxes	273,662	299,600
Deferred income taxes	1,857,201	1,829,410
Other liabilities	69,317	110,352

Stockholders’ equity:
Common stock, $0.01 par value - authorized, issued, and outstanding: 600,000,000 shares, 284,559,858 shares, and 210,167,489 shares as of March 31, 2019, respectively, and 600,000,000 shares, 283,588,463 shares, and 213,217,882 shares as of September 30, 2018, respectively	2,846	2,836
Additional paid-in capital	4,790,507	4,715,473
Retained earnings	3,969,459	3,720,582
Accumulated other comprehensive loss	(85,142)	(79,253)
Treasury stock, at cost: 74,392,369 shares as of March 31, 2019 and 70,370,581 shares as of September 30, 2018	(5,756,455)	(5,426,814)
Total AmerisourceBergen Corporation stockholders' equity	2,921,215	2,932,824
Noncontrolling interest	117,116	117,137
Total equity	3,038,331	3,049,961

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$38,810,310	$37,669,838
See notes to consolidated financial statements.

AMERISOURCEBERGEN CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Three months ended March 31,		Six months ended March 31,
(in thousands, except per share data)	2019	2018	2019	2018
Revenue	$43,319,602	$41,033,858	$88,712,054	$81,500,190
Cost of goods sold	41,894,846	39,778,175	85,989,718	79,131,855
Gross profit	1,424,756	1,255,683	2,722,336	2,368,335
Operating expenses:
Distribution, selling, and administrative	628,036	617,426	1,284,621	1,175,948
Depreciation	75,219	72,718	150,581	137,625
Amortization	48,547	46,670	95,685	86,899
Employee severance, litigation, and other	55,389	37,449	96,061	67,470
Impairment of long-lived assets (Note 5)	570,000	—	570,000	—
Operating income	47,565	481,420	525,388	900,393
Other (income) loss	(14,494)	29,123	(11,397)	29,447
Interest expense, net	43,275	48,637	85,445	84,501
Loss on consolidation of equity investments	—	42,328	—	42,328
Loss on early retirement of debt	—	—	—	23,766
Income before income taxes	18,784	361,332	451,340	720,351
Income tax (benefit) expense	(9,289)	79,172	31,514	(423,662)
Net income	28,073	282,160	419,826	1,144,013
Net (income) loss attributable to noncontrolling interest	(938)	5,295	961	5,295
Net income attributable to AmerisourceBergen Corporation	$27,135	$287,455	$420,787	$1,149,308

Earnings per share:
Basic	$0.13	$1.31	$1.99	$5.25
Diluted	$0.13	$1.29	$1.97	$5.19

Weighted average common shares outstanding:
Basic	210,934	219,200	211,503	218,763
Diluted	212,563	222,303	213,275	221,565

Cash dividends declared per share of common stock	$0.40	$0.38	$0.80	$0.76
 See notes to consolidated financial statements.

AMERISOURCEBERGEN CORPORATION AND SUBSIDIARIES
 CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited)

	Three months ended March 31,		Six months ended March 31,
(in thousands)	2019	2018	2019	2018
Net income	$28,073	$282,160	$419,826	$1,144,013
Other comprehensive income (loss)
Foreign currency translation adjustments	7,414	6,831	(3,960)	6,425
Loss on consolidation of equity investments	—	45,941	—	45,941
Other	225	60	113	(22)
Total other comprehensive income (loss)	7,639	52,832	(3,847)	52,344
Total comprehensive income	35,712	334,992	415,979	1,196,357
Comprehensive income attributable to noncontrolling interest	(836)	5,295	(1,081)	5,295
Comprehensive income attributable to AmerisourceBergen Corporation	$34,876	$340,287	$414,898	$1,201,652
See notes to consolidated financial statements.

AMERISOURCEBERGEN CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
(Unaudited)

(in thousands, except per share data)	Common Stock	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Treasury Stock	Noncontrolling Interest	Total
December 31, 2018	$2,842	$4,769,595	$4,027,217	$(92,883)	$(5,658,318)	$116,280	$3,164,733
Net income	—	—	27,135	—	—	938	28,073
Other comprehensive income (loss)	—	—	—	7,741	—	(102)	7,639
Cash dividends, $0.40 per share	—	—	(84,893)	—	—	—	(84,893)
Exercises of stock options	4	15,186	—	—	—	—	15,190
Share-based compensation expense	—	6,101	—	—	—	—	6,101
Purchases of common stock	—	—	—	—	(98,124)	—	(98,124)
Employee tax withholdings related to restricted share vesting	—	—	—	—	(13)	—	(13)
Other	—	(375)	—	—	—	—	(375)
March 31, 2019	$2,846	$4,790,507	$3,969,459	$(85,142)	$(5,756,455)	$117,116	$3,038,331

(in thousands, except per share data)	Common Stock	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Treasury Stock	Noncontrolling Interest	Total
December 31, 2017	$2,814	$4,579,809	$3,173,516	$(96,338)	$(4,785,219)	$—	$2,874,582
Consolidation of variable interest entity	—	—	—	—	—	181,341	181,341
Net income (loss)	—	—	287,455	—	—	(5,295)	282,160
Other comprehensive income	—	—	—	52,832	—	—	52,832
Cash dividends, $0.38 per share	—	—	(83,978)	—	—	—	(83,978)
Exercises of stock options	16	85,646	—	—	—	—	85,662
Share-based compensation expense	—	11,600	—	—	—	—	11,600
Common stock purchases for employee stock purchase plan	—	(202)	—	—	—	—	(202)
Purchases of common stock	—	—	—	—	(37,712)	—	(37,712)
Employee tax withholdings related to restricted share vesting	—	—	—	—	(132)	—	(132)
Other	1	(2,558)	—	—	—	—	(2,557)
March 31, 2018	$2,831	$4,674,295	$3,376,993	$(43,506)	$(4,823,063)	$176,046	$3,363,596

See notes to consolidated financial statements.

AMERISOURCEBERGEN CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
(Unaudited)

(in thousands, except per share data)	Common Stock	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Treasury Stock	Noncontrolling Interest	Total
September 30, 2018	$2,836	$4,715,473	$3,720,582	$(79,253)	$(5,426,814)	$117,137	$3,049,961
Adoption of ASC 606 (Note 1)	—	—	(1,482)	—	—	(1,102)	(2,584)
Net income (loss)	—	—	420,787	—	—	(961)	419,826
Other comprehensive (loss) income	—	—	—	(5,889)	—	2,042	(3,847)
Cash dividends, $0.80 per share	—	—	(170,428)	—	—	—	(170,428)
Exercises of stock options	8	37,582	—	—	—	—	37,590
Share-based compensation expense	—	37,869	—	—	—	—	37,869
Purchases of common stock	—	—	—	—	(323,974)	—	(323,974)
Employee tax withholdings related to restricted share vesting	—	—	—	—	(5,667)	—	(5,667)
Other	2	(417)	—	—	—	—	(415)
March 31, 2019	$2,846	$4,790,507	$3,969,459	$(85,142)	$(5,756,455)	$117,116	$3,038,331

(in thousands, except per share data)	Common Stock	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Treasury Stock	Noncontrolling Interest	Total
September 30, 2017	$2,806	$4,517,635	$2,395,218	$(95,850)	$(4,755,348)	$—	$2,064,461
Consolidation of variable interest entity	—	—	—	—	—	181,341	181,341
Net income (loss)	—	—	1,149,308	—	—	(5,295)	1,144,013
Other comprehensive income	—	—	—	52,344	—	—	52,344
Cash dividends, $0.76 per share	—	—	(167,533)	—	—	—	(167,533)
Exercises of stock options	22	115,214	—	—	—	—	115,236
Share-based compensation expense	—	44,208	—	—	—	—	44,208
Common stock purchases for employee stock purchase plan	—	(202)	—	—	—	—	(202)
Purchases of common stock	—	—	—	—	(60,208)	—	(60,208)
Employee tax withholdings related to restricted share vesting	—	—	—	—	(7,507)	—	(7,507)
Other	3	(2,560)	—	—	—	—	(2,557)
March 31, 2018	$2,831	$4,674,295	$3,376,993	$(43,506)	$(4,823,063)	$176,046	$3,363,596

See notes to consolidated financial statements.

AMERISOURCEBERGEN CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Six months ended March 31,
(in thousands)	2019	2018
OPERATING ACTIVITIES
Net income	$419,826	$1,144,013
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation, including amounts charged to cost of goods sold	171,789	142,187
Amortization, including amounts charged to interest expense	100,040	95,047
Provision (benefit) for doubtful accounts	10,892	(1,539)
Provision (benefit) for deferred income taxes	24,949	(798,435)
Share-based compensation	37,869	44,208
LIFO credit	(69,834)	—
Impairment of long-lived assets	570,000	—
Gain on sale of an equity investment	(13,692)	—
Impairment of non-customer note receivable	—	30,000
Loss on consolidation of equity investments	—	42,328
Loss on early retirement of debt	—	23,766
Other	(11,610)	7,729
Changes in operating assets and liabilities, excluding the effects of acquisitions:
Accounts receivable	(880,805)	(590,386)
Inventories	(420,190)	(805,164)
Prepaid expenses and other assets	(16,914)	(89,601)
Accounts payable	1,350,728	384,378
Income taxes payable	(60,048)	262,495
Accrued expenses and other liabilities	(109,668)	31,732
NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES	1,103,332	(77,242)
INVESTING ACTIVITIES
Capital expenditures	(161,488)	(168,816)
Cost of acquired companies, net of cash acquired	(52,398)	(777,085)
Other	2,659	10,479
NET CASH USED IN INVESTING ACTIVITIES	(211,227)	(935,422)
FINANCING ACTIVITIES
Senior notes and other loan borrowings	439,181	1,236,483
Senior notes and other loan repayments	(456,591)	(434,480)
Borrowings under revolving and securitization credit facilities	541,066	24,430,951
Repayments under revolving and securitization credit facilities	(539,673)	(24,412,230)
Payment of premium on early retirement of debt	—	(22,348)
Purchases of common stock	(347,959)	(60,208)
Exercises of stock options	37,590	115,236
Cash dividends on common stock	(170,428)	(167,533)
Tax withholdings related to restricted share vesting	(5,667)	(7,507)
Other	(6,390)	(9,456)
NET CASH (USED IN) PROVIDED BY FINANCING ACTIVITIES	(508,871)	668,908
INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	383,234	(343,756)
Cash and cash equivalents at beginning of period	2,492,516	2,435,115
CASH AND CASH EQUIVALENTS AT END OF PERIOD	$2,875,750	$2,091,359
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

The accompanying unaudited consolidated financial statements have been prepared in conformity with U.S. generally accepted accounting principles ("GAAP") for interim financial information, the instructions to Form 10-Q, and Rule 10-01 of Regulation S-X. In the opinion of management, all adjustments (consisting only of normal recurring accruals, except as otherwise disclosed herein) considered necessary to present fairly the financial position as of March 31, 2019 and the results of operations and cash flows for the interim periods ended March 31, 2019 and 2018 have been included. Certain information and footnote disclosures normally included in financial statements presented in accordance with U.S. GAAP, but which are not required for interim reporting purposes, have been omitted. The accompanying unaudited consolidated financial statements should be read in conjunction with the financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the fiscal year ended September 30, 2018.

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

The Company recognizes revenue related to the distribution of products at a point in time when title and control transfers to customers and there is no further obligation to provide services related to such products. Service revenue is recognized over the period that services are provided to the customer. The Company is generally the principal in a transaction; therefore, revenue is primarily recorded on a gross basis. When the Company is the principal in a transaction, it has determined that it controls the ability to direct the use of the product or service prior to the transfer to a customer, it is primarily responsible for fulfilling the promise to provide the product or service to its customer, it has discretion in establishing pricing, and it controls the relationship with the customer. Revenue is recognized at the amount of consideration expected to be received, which is generally based on a purchase order, and is net of estimated sales returns and allowances, other customer incentives, and sales tax.

The Company’s customer sales return policy generally allows customers to return products only if the products can be resold at full value or returned to suppliers for full credit. The Company records an accrual for estimated customer sales returns at the time of sale to the customer based upon historical return trends. As of March 31, 2019 and September 30, 2018, the Company’s accrual for estimated customer sales returns was $977.9 million and $988.8 million, respectively. In fiscal 2019, due to the adoption of ASC 606, the Company records an asset for the right to recover products from its customers in Right to Recover Asset on its Consolidated Balance Sheet. The Company's asset for the right to recover products from its customers was in Inventories on its Consolidated Balance Sheet as of September 30, 2018 and for all prior periods.

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

Recently Issued Accounting Pronouncements Not Yet Adopted

 In February 2016, the FASB issued ASU No. 2016-02, "Leases (Topic 842)" ("ASU 2016-02"). ASU 2016-02 aims to increase transparency and comparability across organizations by requiring lease assets and lease liabilities to be recognized on the balance sheet as well as key information to be disclosed regarding lease arrangements. ASU 2016-02 is effective for annual reporting periods beginning after December 15, 2018 and interim periods within those fiscal years. Entities are permitted to adopt the standard early, and a modified retrospective application is required. The Company anticipates that the adoption of this new accounting standard will have a material impact on the Company's Consolidated Balance Sheets. However, the Company continues to evaluate the impact of adopting this new accounting standard, and, therefore, cannot reasonably estimate the impact on the results of operations or cash flows at this time. The Company has begun the process of implementing the adoption of this standard, including the implementation of new lease accounting software, policies, processes, and controls. The Company will adopt this standard in the first quarter of fiscal 2020.

As of March 31, 2019, there were no other recently-issued accounting standards that may have a material impact on the Company’s financial position, results of operations, or cash flows upon their adoption.

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

H.D. Smith

In January 2018, the Company acquired H.D. Smith Holding Company ("H.D. Smith") for $815.0 million. The Company funded the acquisition through the issuance of new long-term debt. H.D. Smith was the largest independent pharmaceutical wholesaler in the United States and provides full-line distribution of brand, generic, and specialty drugs, as well as high-value services and solutions for manufacturers and healthcare providers. H.D. Smith's customers include retail pharmacies, specialty pharmacies, long-term care facilities, institutional/hospital systems, and independent physicians and clinics. The acquisition strengthens the Company's core business, expands and enhances its strategic scale in pharmaceutical distribution, and expands the Company's support for independent community pharmacies. H.D. Smith is included within the Pharmaceutical Distribution Services reportable segment.

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

In connection with the incremental January 2018 Brazil investments, the Company adjusted the carrying values of its previously held equity interests in Profarma and the specialty joint venture to equal their fair values, which were determined to be $103.1 million and $31.2 million, respectively. These represent Level 2 nonrecurring fair value measurements. The adjustments resulted in a pretax loss of $42.3 million in the three and six months ended March 31, 2018 and were comprised of foreign currency translation adjustments from Accumulated Other Comprehensive Loss of $45.9 million, a $12.4 million gain on the remeasurement of Profarma's previously held equity interest, and an $8.8 million loss on the remeasurement of the specialty joint venture's previously held equity interest.

Note 3. Variable Interest Entity

As discussed in Note 2, the Company made an additional investment in Profarma in January 2018. In connection with this investment, the Company obtained substantial governance rights, allowing it to direct the activities that significantly impact Profarma’s economic performance. As such, the Company consolidated the operating results of Profarma in its consolidated financial statements as of and for the periods ended March 31, 2019 and September 30, 2018. The Company is not obligated to provide future financial support to Profarma.

The following assets and liabilities of Profarma are included in the Company's Consolidated Balance Sheets:

(in thousands)	March 31, 2019	September 30, 2018
Cash and cash equivalents	$16,711	$26,801
Accounts receivables, net	149,223	144,646
Inventories	170,963	168,931
Prepaid expenses and other	59,757	61,924
Property and equipment, net	32,824	32,667
Goodwill	82,309	82,309
Other intangible assets	78,219	80,974
Other long-term assets	8,214	8,912
Total assets	$598,220	$607,164

Accounts payable	$156,666	$150,102
Accrued expenses and other	49,847	37,195
Short-term debt	118,133	115,461
Long-term debt	38,182	39,704
Deferred income taxes	43,233	46,137
Other long-term liabilities	6,539	31,988
Total liabilities	$412,600	$420,587

Profarma's assets can only be used to settle its obligations, and its creditors do not have recourse to the general credit of the Company.

Note 4.  Income Taxes

Tax Cuts and Jobs Act

On December 22, 2017, the Tax Cuts and Jobs Act (the "2017 Tax Act") was signed into law. The 2017 Tax Act includes a broad range of tax reform provisions affecting businesses, including lower corporate tax rates, changes in business deductions, and international tax provisions. In response to the 2017 Tax Act, the U.S. Securities and Exchange Commission staff issued Staff Accounting Bulletin No. 118 ("SAB 118") to address the application of U.S. GAAP in situations where a registrant does not have the necessary information available, prepared, or analyzed (including computations) in reasonable detail to complete the accounting for certain income tax effects of the 2017 Tax Act. SAB 118 provides that the measurement period is complete when a company's accounting is complete, and that measurement period shall not extend beyond one year from the enactment date.

The Company completed the accounting for the effects of the 2017 Tax Act in the fiscal quarter ended December 31, 2018 and recognized an income tax benefit of $37.0 million related to a decrease in its tax on historical foreign earnings and profits through December 31, 2017 (the "transition tax"). This measurement period adjustment favorably impacted the Company's effective tax rate by 8.2% for the six months ended March 31, 2019. The Company expects to pay $182.6 million related to the transition tax, which is net of overpayments and tax credits, over a six-year period commencing in January 2021.

There were no adjustments recorded to deferred income taxes related to the 2017 Tax Act during the three months ended December 31, 2018.

Other Information

The Company files income tax returns in U.S. federal and state jurisdictions as well as various foreign jurisdictions. As of March 31, 2019, the Company had unrecognized tax benefits, defined as the aggregate tax effect of differences between tax return positions and the benefits recognized in the Company’s financial statements, of $109.4 million ($83.2 million, net of federal benefit). If recognized, $65.0 million of these tax benefits would have reduced income tax expense and the effective tax rate. Included in this amount is $16.5 million of interest and penalties, which the Company records in Income Tax (Benefit) Expense in the Company's Consolidated Statements of Operations. In the six months ended March 31, 2019, unrecognized tax benefits decreased by $3.5 million. Over the next 12 months, it is reasonably possible that state tax audit resolutions and the expiration of statutes of limitations could result in a reduction of unrecognized tax benefits by approximately $4.5 million.

The Company's effective tax rates were (49.5)% and 7.0% for the three and six months ended March 31, 2019, respectively. The Company's effective tax rates were 21.9% and (58.8)% for the three and six months ended March 31, 2018, respectively. The effective tax rates in the three and six months ended March 31, 2019 were primarily impacted by the $570.0 million impairment of long-lived assets (see Note 5), which changed the mix of domestic and international income. The effective tax rate in the six months ended March 31, 2019 was also impacted by the $37.0 million decrease to the Company's transition tax related to the 2017 Tax Act. The effective tax rate in the six months ended March 31, 2018 was primarily impacted by the effect of the 2017 Tax Act. The Company's effective tax rates for all periods reported herein were favorably impacted by the Company's international businesses in Switzerland and Ireland, which have lower income tax rates, and the benefit from stock option exercises and restricted stock vesting.

Note 5.  Goodwill and Other Intangible Assets

The following is a summary of the changes in the carrying value of goodwill, by reportable segment, for the six months ended March 31, 2019:

(in thousands)	Pharmaceutical Distribution Services	Other	Total
Goodwill as of September 30, 2018	$4,852,775	$1,811,497	$6,664,272
Goodwill recognized in connection with acquisitions	—	35,871	35,871
Purchase price accounting adjustments	—	591	591
Foreign currency translation	—	(1,053)	(1,053)
Goodwill as of March 31, 2019	$4,852,775	$1,846,906	$6,699,681

The following is a summary of other intangible assets:

	March 31, 2019				September 30, 2018
(in thousands)	Weighted Average Remaining Useful Life	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Indefinite-lived trade names		$685,306	$—	$685,306	$685,380	$—	$685,380
Finite-lived:
Customer relationships	14 years	1,930,986	(431,340)	1,499,646	2,549,245	(555,440)	1,993,805
Trade names and other	13 years	261,482	(90,437)	171,045	397,946	(129,303)	268,643
Total other intangible assets		$2,877,774	$(521,777)	$2,355,997	$3,632,571	$(684,743)	$2,947,828

Amortization expense for finite-lived intangible assets was $48.5 million and $46.7 million in the three months ended March 31, 2019 and 2018, respectively. Amortization expense for finite-lived intangible assets was $95.7 million and $86.9 million in the six months ended March 31, 2019 and 2018, respectively. Amortization expense for finite-lived intangible assets is estimated to be $164.3 million in fiscal 2019, $132.4 million in fiscal 2020, $128.5 million in fiscal 2021, $127.0 million in fiscal 2022, $125.9 million in fiscal 2023, and $1,088.3 million thereafter.

After U.S. Food and Drug Administration ("FDA") inspections of PharMEDium Healthcare Holdings, Inc.'s ("PharMEDium") compounding facilities, the Company voluntarily suspended production activities in December 2017 at its largest compounding facility located in Memphis, Tennessee pending execution of certain remedial measures. The Company has been in communication with the FDA and the Consumer Protection Branch of the Civil Division of the Department of Justice ("DOJ")

regarding its ongoing compliance efforts at PharMEDium and the entry into a consent decree. The entry into a consent decree is expected to apply to the PharMEDium facilities in Memphis, Tennessee; Dayton, New Jersey; and Sugar Land, Texas; and to the PharMEDium headquarters in Lake Forest, Illinois. The Company currently expects that any such consent decree would permit commercial operations to continue at the Sugar Land and Dayton compounding facilities and administrative operations to continue at the Lake Forest headquarters, subject to the successful completion of certain third-party audits, and would specify requirements, including the completion of a third-party audit, that must be satisfied prior to the resumption of commercial operations at the Memphis facility. The Company cannot predict when the negotiations with the FDA and DOJ will be completed, but currently believes it is likely that a consent decree will be entered into during the fiscal quarter ending June 30, 2019.
As a result of the continued suspension of production activities at PharMEDium's compounding facility located in Memphis, Tennessee, and further negotiations with the FDA and the DOJ regarding a potential consent decree, the Company updated its recoverability assessment of PharMEDium's long-lived assets as of March 31, 2019. The recoverability assessment was based upon comparing its forecasted undiscounted cash flows to the carrying value of the PharMEDium asset group. The carrying value of the asset group was $792 million as of March 31, 2019. The PharMEDium asset group is included in the Pharmaceutical Distribution Services reportable segment. Using forecasted undiscounted cash flows that were based on the weighted average of multiple strategic alternatives, the Company concluded that the carrying value of the PharMEDium long-lived asset group was not recoverable as of March 31, 2019. The forecasted undiscounted cash flows as of March 31, 2019 were lower than the forecasted undiscounted cash flows as of December 31, 2018 as PharMEDium recently revised its long-range plan, due in part to the status of negotiations with the FDA and the DOJ regarding a potential consent decree. The Company then performed an impairment test by comparing the PharMEDium asset group's fair value of $222 million to its carrying value, which resulted in a $570.0 million impairment loss. Significant assumptions used in estimating the fair value of PharMEDium's asset group included (i) a 15% discount rate, which contemplated a higher risk at PharMEDium; (ii) the estimated costs and length of time necessary to address the FDA compliance matters; (iii) the period in which PharMEDium will resume production at or near capacity; and (iv) the estimated operating margins when considering the likelihood of higher operating and compliance costs. The Company believes that its fair value assumptions were representative of market participant assumptions; however, the forecasted cash flows used to estimate fair value and measure the related impairment are inherently uncertain and include assumptions that could differ from actual results in future periods. This represents a Level 3 nonrecurring fair value measurement. The Company allocated $522.1 million of the impairment to finite-lived intangibles and $47.9 million of the impairment to property and equipment.
Note 6.  Debt

Debt consisted of the following:

(in thousands)	March 31, 2019	September 30, 2018
Revolving credit note	$—	$—
Term loans due in 2020	399,655	398,665
Overdraft facility due 2021 (£30,000)	14,820	13,269
Receivables securitization facility due 2021	500,000	500,000
Multi-currency revolving credit facility due 2023	—	—
$500,000, 3.50% senior notes due 2021	498,650	498,392
$500,000, 3.40% senior notes due 2024	497,499	497,255
$500,000, 3.25% senior notes due 2025	495,972	495,632
$750,000, 3.45% senior notes due 2027	742,678	742,258
$500,000, 4.25% senior notes due 2045	494,406	494,298
$500,000, 4.30% senior notes due 2047	492,355	492,222
Capital lease obligations	50	745
Nonrecourse debt	156,388	177,453
Total debt	4,292,473	4,310,189
Less AmerisourceBergen Corporation current portion	164,840	13,976
Less nonrecourse current portion	118,133	137,681
Total, net of current portion	$4,009,500	$4,158,532

Multi-Currency Revolving Credit Facility

The Company has a $1.4 billion multi-currency senior unsecured revolving credit facility ("Multi-Currency Revolving Credit Facility"), which was scheduled to expire in November 2021, with a syndicate of lenders. In October 2018, the Company entered into an amendment to, among other things, extend the maturity to October 2023 and modify certain restrictive covenants, including modifications to allow for indebtedness of foreign subsidiaries. Interest on borrowings under the Multi-Currency Revolving Credit Facility accrues at specified rates based on the Company’s debt rating and ranges from 70 basis points to 110 basis points over CDOR/LIBOR/EURIBOR/Bankers Acceptance Stamping Fee, as applicable (91 basis points over CDOR/LIBOR/EURIBOR/Bankers Acceptance Stamping Fee as of March 31, 2019) and from 0 basis points to 10 basis points over the alternate base rate and Canadian prime rate, as applicable. The Company pays facility fees to maintain the availability under the Multi-Currency Revolving Credit Facility at specified rates based on its debt rating, ranging from 5 basis points to 15 basis points, annually, of the total commitment (9 basis points as of March 31, 2019). The Company may choose to repay or reduce its commitments under the Multi-Currency Revolving Credit Facility at any time. The Multi-Currency Revolving Credit Facility contains covenants, including compliance with a financial leverage ratio test, as well as others that impose limitations on, among other things, indebtedness of subsidiaries and asset sales, with which the Company was compliant as of March 31, 2019.

Commercial Paper Program

The Company has a commercial paper program whereby it may from time to time issue short-term promissory notes in an aggregate amount of up to $1.4 billion at any one time. Amounts available under the program may be borrowed, repaid, and re-borrowed from time to time. The maturities on the notes will vary, but may not exceed 365 days from the date of issuance. The notes will bear interest, if interest bearing, or will be sold at a discount from their face amounts. The commercial paper program does not increase the Company’s borrowing capacity as it is fully backed by the Company’s Multi-Currency Revolving Credit Facility. There were no borrowings outstanding under the commercial paper program as of March 31, 2019.

Receivables Securitization Facility

The Company has a $1,450 million receivables securitization facility ("Receivables Securitization Facility"), which was scheduled to expire in November 2019. In October 2018, the Company entered into an amendment to extend the maturity date to October 2021. The Company has available to it an accordion feature whereby the commitment on the Receivables Securitization Facility may be increased by up to $250 million, subject to lender approval, for seasonal needs during the December and March quarters. Interest rates are based on prevailing market rates for short-term commercial paper or LIBOR, plus a program fee. The Company pays a customary unused fee at prevailing market rates, annually, to maintain the availability under the Receivables Securitization Facility. The Receivables Securitization Facility contains similar covenants to the Multi-Currency Revolving Credit Facility, with which the Company was compliant as of March 31, 2019.

In April 2019, the Company elected to repay $150.0 million, which is classified in "Short-Term Debt" on the Company's March 31, 2019 Consolidated Balance Sheet, of its outstanding Receivables Securitization Facility balance prior to the scheduled maturity date.

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

Term Loans
In October 2018, the Company refinanced $400 million of outstanding term loans by issuing a new $400 million variable-rate term loan ("October 2018 Term Loan"), which matures in October 2020. The October 2018 Term Loan bears interest at a rate equal to a base rate or LIBOR, plus a margin of 65 basis points. The October 2018 Term Loan contains similar covenants to the Multi-Currency Revolving Credit Facility, with which the Company was compliant as of March 31, 2019.
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

In November 2016, the Company's board of directors authorized a share repurchase program allowing the Company to purchase up to $1.0 billion of its outstanding shares of common stock, subject to market conditions. During the six months ended March 31, 2019, the Company purchased 1.4 million shares of its common stock for a total of $125.8 million, which excluded $24.0 million of September 2018 purchases that cash settled in October 2018, to complete its authorization under this program.
In October 2018, the Company's board of directors authorized a new share repurchase program allowing the Company to purchase up to $1.0 billion of its outstanding shares of common stock, subject to market conditions. During the six months ended March 31, 2019, the Company purchased 2.6 million shares of its common stock for a total of $198.1 million. As of March 31, 2019, the Company had $801.9 million of availability remaining under this program.
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

The following illustrates the components of diluted weighted average shares outstanding for the periods indicated:

	Three months ended March 31,		Six months ended March 31,
(in thousands)	2019	2018	2019	2018
Weighted average common shares outstanding - basic	210,934	219,200	211,503	218,763
Dilutive effect of stock options and restricted stock units	1,629	3,103	1,772	2,802
Weighted average common shares outstanding - diluted	212,563	222,303	213,275	221,565

The potentially dilutive stock options and restricted stock units that were antidilutive for the three and six months ended March 31, 2019 were 5.4 million and 4.6 million, respectively. The potentially dilutive stock options and restricted stock units that were antidilutive for the three and six months ended March 31, 2018 were 1.9 million and 3.2 million, respectively.

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

Revenue from the various agreements and arrangements with WBA was $14.6 billion and $29.9 billion in the three and six months ended March 31, 2019, respectively. Revenue from the various agreements and arrangements with WBA was $13.4 billion and $26.0 billion in the three and six months ended March 31, 2018, respectively. The Company’s receivable from WBA, net of incentives, was $5.9 billion and $5.6 billion as of March 31, 2019 and September 30, 2018, respectively.

Note 9. Employee Severance, Litigation, and Other

The following illustrates the charges incurred by the Company relating to Employee Severance, Litigation, and Other for the periods indicated:

	Three months ended March 31,		Six months ended March 31,
(in thousands)	2019	2018	2019	2018
Employee severance	$14,021	$20,778	$18,806	$28,449
Litigation and opioid-related costs	13,822	7,629	28,361	10,437
Other	27,546	9,042	48,894	28,584
Total employee severance, litigation, and other	$55,389	$37,449	$96,061	$67,470

Employee severance in the three and six months ended March 31, 2019 included costs primarily related to PharMEDium restructuring activities, position eliminations resulting from our business transformation efforts and the integration of H.D. Smith, and restructuring activities related to our consulting business. Employee severance in the three and six months ended March 31, 2018 included costs primarily related to position eliminations resulting from our business transformation efforts.

Litigation and opioid-related costs in the three and six months ended March 31, 2019 and 2018 primarily related to legal fees in connection with opioid lawsuits and investigations.

Other costs in the three months ended March 31, 2019 included $11.5 million of acquisition-related deal and integration costs (primarily related to the integration of H.D. Smith), $9.9 million related to the Company's business transformation efforts, and $6.2 million of other restructuring initiatives. Other costs in the six months ended March 31, 2019 included $22.0 million of acquisition-related deal and integration costs (primarily related to the integration of H.D. Smith), $16.9 million related to the Company's business transformation efforts, and $10.0 million of other restructuring initiatives. Other costs in the three months ended March 31, 2018 included $6.0 million related to the Company's business transformation efforts and $3.1 million of other restructuring initiatives. Other costs in the six months ended March 31, 2018 included $12.9 million of acquisition-related deal and integration costs, $10.7 million related to the Company's business transformation efforts, and $5.0 million of other restructuring initiatives.

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

The Court has continued to oversee court-ordered settlement discussions with attorneys for the plaintiffs and certain states that it instituted at the beginning of the MDL proceedings. Further, in June 2018, the Court granted a motion permitting the United States, through the DOJ, to participate in settlement discussions and as a friend of the Court by providing information to facilitate non-monetary remedies.

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

In addition, in September 2017, the Company received a request for documents and information on behalf of attorneys general from a coalition of states who are investigating a number of manufacturers and distributors (including ABDC) regarding the distribution of prescription opioid pain medications. The Company is engaged in discussions with the representatives of the attorneys general regarding this request and has been producing responsive documents. The Company has also received subpoenas, civil investigative demands, and other requests for information, requesting the production of documents regarding the distribution of prescription opioid pain medications from government agencies in other jurisdictions, including certain states. The Company is engaged in discussions with representatives from these government agencies regarding the requests and has been producing responsive documents.

In July 2017, the U.S. Attorney's Office for the District of New Jersey ("USAO-NJ") and the Drug Enforcement Administration ("DEA") served an administrative subpoena requesting documents relating to ABDC's diversion control programs from 2013 to the present. The Company is responding to the 2017 subpoena and continues to engage in dialogue with the USAO-NJ. Subsequent to the 2017 subpoena, the Company also received administrative subpoenas from the U.S. Attorney's Offices for the Eastern District of New York, the District of Colorado, the Northern District of West Virginia, the Western District of Michigan, the Middle District of Florida, and the Eastern District of California. Those subpoenas are substantively similar to the subpoena received from the USAO-NJ in 2017. The Company has been engaged in discussions with the various U.S. Attorney’s Offices and has been producing documents in response to the subpoenas.
Government Enforcement and Related Litigation Matters
Various government agencies, including the FDA, the Consumer Protection Branch of the Civil Division of the DOJ, and state boards of pharmacy, regulate the compounding of pharmaceutical products. The Company’s subsidiary, PharMEDium, operates Section 503B outsourcing facilities that must comply with current Good Manufacturing Practice ("cGMP") requirements and are inspected by the FDA periodically to determine compliance. The FDA and the DOJ have broad enforcement powers, including the authority to enjoin PharMEDium's Section 503B outsourcing facilities from distributing pharmaceutical products.
The Company continues to be in communication with the FDA and the Consumer Protection Branch of the Civil Division of the DOJ regarding the ongoing compliance efforts of PharMEDium and the entry into a consent decree. A consent decree could result in the disruption or suspension of operations at one or more facilities. Violations of a decree could also result in monetary penalties or further enforcement action. The entry into a consent decree is expected to apply to the PharMEDium facilities in Memphis, Tennessee; Dayton, New Jersey; and Sugar Land, Texas; and to the PharMEDium headquarters in Lake Forest, Illinois. The Company currently expects that any such consent decree would permit commercial operations to continue at the Sugar Land and Dayton compounding facilities and administrative operations to continue at the Lake Forest headquarters, subject to the successful completion of certain third-party audits, and would specify requirements, including the completion of a third-party audit, that must be satisfied prior to the resumption of commercial operations at the Memphis facility. The Company cannot predict when the negotiations with the FDA and DOJ will be completed, but currently believes it is likely that a consent decree will be entered into during the fiscal quarter ending June 30, 2019.

Additionally, state boards of pharmacy may revoke, limit, or deny approval of licenses required under state law to compound or distribute pharmaceutical products. As a result of reciprocal state actions initiated due to the FDA’s inspectional observations, PharMEDium has suspended shipping of its compounded sterile preparations into several states, either voluntarily, by consent or pursuant to orders of state licensing authorities.
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

In January 2017, the Company's subsidiary U.S. Bioservices Corporation received a subpoena for information from the U.S. Attorney's Office for the Eastern District of New York ("USAO-EDNY") relating to its activities in connection with billing for products and making returns of potential overpayments to government payers. The Company engaged in discussions with the USAO-EDNY and produced documents in response to the subpoena. In April 2019, the government informed the Company that it had filed a notice with the U.S. District Court for the Eastern District of New York that it was declining to intervene in a filed qui tam action related to its investigation. To date, the case remains under seal and the Company has not received any communication from counsel for relator(s) regarding whether or not relator(s) will pursue the action independently of the government.

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
Note 11.  Litigation Settlements

Antitrust Settlements

Numerous lawsuits have been filed against certain brand pharmaceutical manufacturers alleging that the manufacturer, by itself or in concert with others, took improper actions to delay or prevent generic drugs from entering the market. These lawsuits are generally brought as class actions. The Company is not typically named as a plaintiff in these lawsuits, but has been a member of the direct purchasers' class (i.e., those purchasers who purchase directly from these pharmaceutical manufacturers). None of the lawsuits have gone to trial, but some have settled in the past with the Company receiving proceeds from the settlement funds. During the three and six months ended March 31, 2019, the Company recognized gains of $52.0 million and $139.3 million, respectively, related to these lawsuits. The Company recognized gains of $0.3 million during the three and six months ended March 31, 2018 related to these lawsuits. These gains, which are net of attorney fees and estimated payments due to other parties, were recorded as reductions to cost of goods sold in the Company’s Consolidated Statements of Operations.

Note 12.  Fair Value of Financial Instruments

The recorded amounts of the Company's cash and cash equivalents, accounts receivable, and accounts payable as of March 31, 2019 and September 30, 2018 approximate fair value based upon the relatively short-term nature of these financial instruments. Within Cash and Cash Equivalents, the Company had $1,625.0 million of investments in money market accounts as of March 31, 2019 and had $1,050.0 million of investments in money market accounts as of September 30, 2018. The fair value of the money market accounts was determined based upon unadjusted quoted prices in active markets for identical assets, otherwise known as Level 1 inputs.

The recorded amount of long-term debt (see Note 6) and the corresponding fair value as of March 31, 2019 were $4,009.5 million and $3,932.2 million, respectively. The recorded amount of long-term debt and the corresponding fair value as of September 30, 2018 were $4,158.5 million and $4,000.1 million, respectively. The fair value of long-term debt was determined based upon inputs other than quoted prices, otherwise known as Level 2 inputs.

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

The following illustrates reportable and operating segment revenue for the periods indicated:

	Three months ended March 31,		Six months ended March 31,
(in thousands)	2019	2018	2019	2018
Pharmaceutical Distribution Services	$41,676,164	$39,453,353	$85,420,545	$78,391,051
Other:
MWI Animal Health	947,293	933,003	1,901,877	1,891,575
Global Commercialization Services	718,136	661,375	1,434,490	1,247,754
Total Other	1,665,429	1,594,378	3,336,367	3,139,329
Intersegment eliminations	(21,991)	(13,873)	(44,858)	(30,190)
Revenue	$43,319,602	$41,033,858	$88,712,054	$81,500,190

Intersegment eliminations primarily represent the elimination of certain Pharmaceutical Distribution Services reportable segment sales to MWI.

The following illustrates reportable segment operating income for the periods indicated:

	Three months ended March 31,		Six months ended March 31,
(in thousands)	2019	2018	2019	2018
Pharmaceutical Distribution Services	$517,034	$489,106	$890,241	$877,288
Other	99,879	97,055	198,813	197,330
Intersegment eliminations	(249)	171	(556)	(236)
Total segment operating income	$616,664	$586,332	$1,088,498	$1,074,382

The following reconciles total segment operating income to income before income taxes for the periods indicated:

	Three months ended March 31,		Six months ended March 31,
(in thousands)	2019	2018	2019	2018
Total segment operating income	$616,664	$586,332	$1,088,498	$1,074,382
Gain from antitrust litigation settlements	51,976	338	139,255	338
LIFO credit	66,805	—	69,834	—
PharMEDium remediation costs	(15,897)	(22,506)	(36,392)	(22,506)
New York State Opioid Stewardship Act	—	—	22,000	—
Acquisition-related intangibles amortization	(46,594)	(45,295)	(91,746)	(84,351)
Employee severance, litigation, and other	(55,389)	(37,449)	(96,061)	(67,470)
Impairment of long-lived assets	(570,000)	—	(570,000)	—
Operating income	47,565	481,420	525,388	900,393
Other (income) loss	(14,494)	29,123	(11,397)	29,447
Interest expense, net	43,275	48,637	85,445	84,501
Loss on consolidation of equity investments	—	42,328	—	42,328
Loss on early retirement of debt	—	—	—	23,766
Income before income taxes	$18,784	$361,332	$451,340	$720,351

Segment operating income is evaluated by the chief operating decision maker ("CODM") of the Company before gain from antitrust litigation settlements; LIFO credit; PharMEDium remediation costs; New York State Opioid Stewardship Act; acquisition-related intangibles amortization; employee severance, litigation, and other; impairment of long-lived assets; other (income) loss; interest expense, net; loss on consolidation of equity investments; and loss on early retirement of debt. Segment measures were adjusted in fiscal 2019 to exclude impairment of long-lived assets as the CODM excludes all such charges in the measurement of segment performance. All corporate office expenses are allocated to the reportable segment level.

The Company incurred remediation costs in connection with the suspended production activities at PharMEDium (see Note 5). These remediation costs are primarily classified in Cost of Goods sold in the Consolidated Statements of Operations. Future remediation costs will also include costs related to remediation activities responsive to FDA inspectional observations generally applicable to all of PharMEDium’s 503B outsourcing facilities, including product stability studies.

The Company recorded a $13.7 million gain on the sale of an equity investment in Other (Income) Loss in the Company's Consolidated Statements of Operations in the three and six months ended March 31, 2019.

The Company recorded a $30.0 million impairment of a non-customer note receivable related to a start-up venture in Other (Income) Loss in the Company's Consolidated Statements of Operations in the three and six months ended March 31, 2018.

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

Executive Summary

This executive summary provides highlights from the results of operations that follow:

•	Revenue increased 5.6% and 8.8% from the prior year quarter and six month period, respectively, primarily due to the revenue growth of our Pharmaceutical Distribution Services segment;

•
Pharmaceutical Distribution Services' gross profit increased 4.3% and 7.3% from the prior year quarter and six month period, respectively, due to the increase in revenue, offset in part by our pharmaceutical compounding operations as it shipped fewer units due to the implementation of certain remedial measures at our operational PharMEDium locations. Gross profit in the current six month period was also favorably impacted by the January 2018 consolidation of Profarma Distribuidora de Produtos Farmacêuticos S.A. ("Profarma"), a leading pharmaceutical wholesaler in Brazil (see Note 2 of the Notes to Consolidated Financial Statements), and the January 2018 acquisition of H.D. Smith, and was further negatively impacted by our pharmaceutical compounding operations as production at the Memphis, Tennessee facility has been suspended since December 2017 (see Notes 5 and 13 of the Notes to Consolidated Financial Statements). Gross profit in Other was relatively flat compared to the prior year quarter and six month period. Total gross profit in the current year quarter and six month period was favorably impacted by increases in gains from antitrust litigation settlements and last-in, first-out ("LIFO") credits in the current year periods. The current year six month period was also favorably impacted by the reversal of a previously-estimated assessment related to the New York State Opioid Stewardship Act;

•
Distribution, selling, and administrative expenses increased 1.7% and 9.2% from the prior year quarter and six month period, respectively, primarily due to the January 2018 consolidation of Profarma, the January 2018 acquisition of H.D. Smith, and due to the increase in revenue;

•
Operating income decreased 90.1% and 41.6% in the current year quarter and six month period primarily due to a $570.0 impairment of PharMEDium's long-lived assets (see Note 5 of the Notes to Consolidated Financial Statements), offset in part by increases in gains from antitrust litigation settlements and LIFO credits;

•
Our effective tax rates were (49.5)% and 7.0% for the quarter and six month period ended March 31, 2019, respectively. Our effective tax rates were 21.9% and (58.8)% for the quarter and six month period ended March 31, 2018, respectively. The effective tax rate in the quarter ended March 31, 2019 was primarily impacted by the $570.0 million impairment of long-lived assets (see Note 5 of the Notes to Consolidated Financial Statements), which changed the mix of domestic and international income. The effective tax rate in the six month period ended March 31, 2019 was also impacted by a $37.0 million decrease to the Company's transition tax related to the Tax Cuts and Jobs Act (the "2017 Tax Act"). The effective tax rate in the six month period ended March 31, 2018 was primarily impacted by the effect of the 2017 Tax Act. Our effective tax rates for all periods reported herein were favorably impacted by the Company's international businesses in Switzerland and Ireland, which have lower income tax rates, and the benefit from stock option exercises and restricted stock vesting; and

•
Net income and earnings per share were significantly lower in the current year quarter and six month period primarily due to the $570.0 million impairment of long-lived assets and the significant income tax benefit recognized in the prior year six month period as a result of the 2017 Tax Act.

Results of Operations

Revenue

	Three months ended March 31,			Six months ended March 31,
(dollars in thousands)	2019	2018	Change	2019	2018	Change
Pharmaceutical Distribution Services	$41,676,164	$39,453,353	5.6%	$85,420,545	$78,391,051	9.0%
Other:
MWI Animal Health	947,293	933,003	1.5%	1,901,877	1,891,575	0.5%
Global Commercialization Services	718,136	661,375	8.6%	1,434,490	1,247,754	15.0%
Total Other	1,665,429	1,594,378	4.5%	3,336,367	3,139,329	6.3%
Intersegment eliminations	(21,991)	(13,873)		(44,858)	(30,190)
Revenue	$43,319,602	$41,033,858	5.6%	$88,712,054	$81,500,190	8.8%

We currently expect our revenue growth percentage to be in the mid-single digits in fiscal 2019. Our future revenue growth will continue to be affected by various factors, such as industry growth trends, including drug utilization, the introduction of new, innovative brand therapies (including biosimilars), the likely increase in the number of generic drugs that will be available over the next few years as a result of the expiration of certain drug patents held by brand-name pharmaceutical manufacturers and the rate of conversion from brand products to those generic drugs, price inflation and price deflation, general economic conditions in the United States, competition within the industry, customer consolidation, changes in pharmaceutical manufacturer pricing and distribution policies and practices, increased downward pressure on government and other third-party reimbursement rates to our customers, and changes in government rules and regulations.

Revenue increased by 5.6% and 8.8% from the prior year quarter and six month period, respectively, primarily due to the revenue growth in our Pharmaceutical Distribution Services segment.

The Pharmaceutical Distribution Services segment's revenue grew by 5.6% and 9.0% from the prior year quarter and six month period, respectively, primarily due to the growth of some of its largest customers, continued strong specialty product sales, and overall market growth. In addition, revenue increased in the current year six month period due to the January 2018 consolidation of Profarma and the January 2018 acquisition of H.D. Smith.

Revenue in Other increased 4.5% and 6.3% from the prior year quarter and six month period, respectively. The increase from the prior year quarter was primarily due to ABCS's growth in its Canadian operations and growth at World Courier and MWI. The increase from the prior year six month period was primarily due to ABCS's growth in its Canadian operations, the January 2018 consolidation of the specialty joint venture in Brazil, and growth at World Courier and MWI.

A number of our contracts with customers, including group purchasing organizations, are typically subject to expiration each year. We may lose a significant customer if an existing contract with such customer expires without being extended, renewed, or replaced. During the six months ended March 31, 2019, no significant contracts expired. Over the next twelve months, there are no significant contracts scheduled to expire. Additionally, from time to time, significant contracts may be terminated in accordance with their terms or extended, renewed, or replaced prior to their expiration dates. If those contracts are extended, renewed, or replaced at less favorable terms, they may also negatively impact our revenue, results of operations, and cash flows.

Gross Profit

	Three months ended March 31,			Six months ended March 31,
(dollars in thousands)	2019	2018	Change	2019	2018	Change
Pharmaceutical Distribution Services	$992,101	$951,178	4.3%	$1,870,565	$1,743,717	7.3%
Other	326,457	326,502	—%	651,483	647,022	0.7%
Intersegment eliminations	(249)	171		(556)	(236)
Gain from antitrust litigation settlements	51,976	338		139,255	338
LIFO credit	66,805	—		69,834	—
PharMEDium remediation costs	(12,334)	(22,506)		(30,245)	(22,506)
New York State Opioid Stewardship Act	—	—		22,000	—
Gross profit	$1,424,756	$1,255,683	13.5%	$2,722,336	$2,368,335	14.9%

Gross profit increased 13.5%, or $169.1 million, from the prior year quarter and 14.9%, or $354.0 million, from the prior year six month period. Gross profit in the current year quarter and six month period was favorably impacted by gains from antitrust litigation settlements, the LIFO credit, and the increase in Pharmaceutical Distribution Services' gross profit. The current year six month period was also favorably impacted by the reversal of a previously-estimated assessment related to the New York State Opioid Stewardship Act.

Our cost of goods sold for interim periods includes a LIFO provision that is recorded ratably on a quarterly basis and is based on our estimated annual LIFO provision. The annual LIFO provision, which we estimate on a quarterly basis, is affected by manufacturer pricing practices, which may be impacted by market and other external influences, expected changes in inventory quantities, and product mix, many of which are difficult to predict. Changes to any of the above factors may have a material impact to our annual LIFO provision. In the quarter ended March 31, 2019, we reduced our estimate for brand inflation for fiscal 2019, which led to a significant increase in the LIFO credit.

After FDA inspections of our compounding facilities, we voluntarily suspended production activities in December 2017 at our largest compounding facility located in Memphis pending execution of certain remedial measures (see Notes 5 and 13 of the Notes to Consolidated Financial Statements). We continue to incur remediation costs in connection with our compounding operations. Additionally, in April 2019, we ceased production at our compounding facility in Cleveland, Mississippi.

New York State ("NYS") enacted the Opioid Stewardship Act ("OSA"), which went into effect on July 1, 2018. The OSA established an annual $100 million Opioid Stewardship Fund (the "Fund") and required manufacturers, distributors, and importers licensed in NYS to ratably source the Fund. The ratable share of the assessment for each licensee was to be based upon opioids sold or distributed to or within NYS. In September 2018, we accrued $22.0 million as an estimate of our liability under the OSA for the period from January 1, 2017 through September 30, 2018. In December 2018, the OSA was ruled unconstitutional by the U.S. District Court for the Southern District of New York, and, as a result, we reversed the $22.0 million accrual in the quarter ended December 31, 2018. NYS filed an appeal of the court decision on January 17, 2019; however, we do not believe a loss contingency is probable.

Pharmaceutical Distribution Services' gross profit increased 4.3%, or $40.9 million, from the prior year quarter and 7.3%, or $126.8 million, from the prior year six month period. Gross profit in the current year quarter and six month period increased due to the increase in revenue, offset in part by our pharmaceutical compounding operations as it shipped fewer units due to the implementation of certain remedial measures at our operational PharMEDium locations. Gross profit in the current year six month period was also favorably impacted by the January 2018 consolidation of Profarma and the January 2018 acquisition of H.D. Smith and was further negatively impacted by our pharmaceutical compounding operations as production at our Memphis facility has been suspended since December 2017. As a percentage of revenue, Pharmaceutical Distribution Services' gross profit margin of 2.38% and 2.19% in the quarter and six month period ended March 31, 2019, respectively, decreased 3 basis points from the prior year periods. The decrease in gross profit margin from the prior year quarter was primarily due to increased sales to our larger customers, which typically have lower gross profit margins. The decrease in gross profit margin from the six month period was primarily due to increased sales to our larger customers and due to a lower contribution from our pharmaceutical compounding operations as it shipped fewer units primarily due to the suspension of production at our Memphis facility since December 2017 and the implementation of certain remedial measures at our operational PharMEDium locations, offset in part by the January 2018 consolidation of Profarma and the January 2018 acquisition of H.D. Smith.

Gross profit in Other was flat compared to the prior year quarter and increased 0.7%, or $4.5 million, from the prior year six month period. The increase in the six month period was primarily due to growth at World Courier, the January 2018 consolidation of the specialty joint venture in Brazil, and ABCS's growth in its Canadian operations, offset in part by lower gross profit at the Lash consulting group within ABCS and MWI. As a percentage of revenue, gross profit margin in Other of 19.60% in the quarter ended March 31, 2019 decreased from 20.48% in the prior year quarter. As a percentage of revenue, gross profit margin in Other of 19.53% in the six month period ended March 31, 2019 decreased from 20.61% in the prior year period. The decreases in gross profit margin in the quarter and six month period ended March 31, 2019 were primarily due to the decrease in gross profit margin at the Lash consulting group within ABCS.

We recognized gains from antitrust litigation settlements with pharmaceutical manufacturers of $52.0 million and $139.3 million during the quarter and six month period ended March 31, 2019, respectively, compared to gains of $0.3 million in the prior year quarter and six month period. The gains were recorded as reductions to Cost of Goods Sold (see Note 11 of the Notes to Consolidated Financial Statements).

Operating Expenses

	Three months ended March 31,			Six months ended March 31,
(dollars in thousands)	2019	2018	Change	2019	2018	Change
Distribution, selling, and administrative	$628,036	$617,426	1.7%	$1,284,621	$1,175,948	9.2%
Depreciation and amortization	123,766	119,388	3.7%	246,266	224,524	9.7%
Employee severance, litigation, and other	55,389	37,449		96,061	67,470
Impairment of long-lived assets	570,000	—		570,000	—
Total operating expenses	$1,377,191	$774,263	77.9%	$2,196,948	$1,467,942	49.7%

Distribution, selling, and administrative expenses increased 1.7%, or $10.6 million, compared to the prior year quarter, and 9.2%, or $108.7 million, from the prior year six month period. Pharmaceutical Distribution Services segment's expenses increased by 2.6% from the prior year quarter. Pharmaceutical Distribution Services segment's expenses increased by 13.7% from the prior year six month period primarily due to the January 2018 consolidation of Profarma and the January 2018 acquisition of H.D. Smith. Distribution, selling, and administrative expenses in Other decreased 1.6% from the prior year quarter. Distribution, selling, and administrative expenses in Other were flat compared to the prior year six month period as the reduction in operating expenses at the Lash consulting group was offset by the January 2018 consolidation of the specialty joint venture in Brazil. As a percentage of revenue, distribution, selling, and administrative expenses were 1.45% in the current year quarter and represent a decrease of 5 basis points compared to the prior year quarter. As a percentage of revenue, distribution, selling, and administrative expenses were 1.45% and 1.44% in the current and prior year six month periods, respectively.

Depreciation expense increased 3.4% and 9.4% from the prior year quarter and six month period, respectively, primarily due to an increase in the amount of property and equipment placed in service relating to our distribution infrastructure and various technology assets. Depreciation expense in the current year six month period also increased due to the January 2018 acquisition of H.D. Smith and the January 2018 consolidation of Profarma. Amortization expense increased 4.0% and 10.1% from the prior year quarter and six month period, respectively. The increase from the prior year six month period was primarily due to the amortization of intangible assets originating from our January 2018 acquisition of H.D. Smith and the January 2018 consolidation of Profarma.

Employee severance, litigation, and other in the quarter ended March 31, 2019 included $14.0 million of severance costs primarily related to PharMEDium restructuring activities, position eliminations resulting from our business transformation efforts and the integration of H.D. Smith, and restructuring activities related to our consulting business, $13.8 million of litigation costs primarily related to legal fees in connection with opioid lawsuits and investigations, $11.5 million of acquisition-related deal and integration costs (primarily related to the integration of H.D. Smith), $9.9 million related to our business transformation efforts, and $6.2 million of other restructuring initiatives. Employee severance, litigation, and other in the quarter ended March 31, 2018 included $20.8 million of severance costs primarily related to position eliminations resulting from our business transformation efforts, $7.6 million of litigation costs primarily related to legal fees in connection with opioid lawsuits and investigations, $6.0 million related to our business transformation efforts, and $3.1 million of other restructuring initiatives.

Employee severance, litigation, and other in the six month period ended March 31, 2019 included $18.8 million of severance costs primarily related to PharMEDium restructuring activities, position eliminations resulting from our business transformation efforts and the integration of H.D. Smith, and restructuring activities related to our consulting business, $28.4 million of litigation costs primarily related to legal fees in connection with opioid lawsuits and investigations, $22.0 million of acquisition-related deal and integration costs (primarily related to the integration of H.D. Smith), $16.9 million related to our business transformation efforts, and $10.0 million of other restructuring initiatives. Employee severance, litigation, and other in the six month period ended March 31, 2018 included $28.4 million of severance costs primarily related to position eliminations resulting from our business transformation efforts, $10.4 million of litigation costs primarily related to legal fees in connection with opioid lawsuits and investigations, $12.9 million of acquisition-related deal and integration costs, $10.7 million related to our business transformation efforts, and $5.0 million of other restructuring initiatives.

We recorded a $570.0 million impairment of PharMEDium's long-lived assets in the quarter and six months ended March 31, 2019 (see Note 5 of the Notes to Consolidated Financial Statements).

Operating Income

	Three months ended March 31,			Six months ended March 31,
(dollars in thousands)	2019	2018	Change	2019	2018	Change
Pharmaceutical Distribution Services	$517,034	$489,106	5.7%	$890,241	$877,288	1.5%
Other	99,879	97,055	2.9%	198,813	197,330	0.8%
Intersegment eliminations	(249)	171		(556)	(236)
Total segment operating income	616,664	586,332	5.2%	1,088,498	1,074,382	1.3%

Gain from antitrust litigation settlements	51,976	338		139,255	338
LIFO credit	66,805	—		69,834	—
PharMEDium remediation costs	(15,897)	(22,506)		(36,392)	(22,506)
New York State Opioid Stewardship Act	—	—		22,000	—
Acquisition-related intangibles amortization	(46,594)	(45,295)		(91,746)	(84,351)
Employee severance, litigation, and other	(55,389)	(37,449)		(96,061)	(67,470)
Impairment of long-lived assets	(570,000)	—		(570,000)	—
Operating income	$47,565	$481,420	(90.1)%	$525,388	$900,393	(41.6)%

Segment operating income is evaluated before gain from antitrust litigation settlements; LIFO credit; PharMEDium remediation costs; New York State Opioid Stewardship Act; acquisition-related intangibles amortization; employee severance, litigation, and other; and impairment of long-lived assets.

Pharmaceutical Distribution Services' operating income increased 5.7%, or $27.9 million, and 1.5%, or $13.0 million from the prior year quarter and six month period, respectively, primarily due to the increase in gross profit, offset in part by an increase in operating expenses. As a percentage of revenue, Pharmaceutical Distribution Services' operating income margin was flat compared to the prior year quarter and decreased 8 basis points from the prior year six month period primarily due to a lower contribution from our pharmaceutical compounding operations.

Operating income in Other increased 2.9%, or 2.8 million, and 0.8%, or $1.5 million, from the prior year quarter and six month period, respectively.

We recorded a $13.7 million gain on the sale of an equity investment in Other (Income) Loss in the quarter and six month period ended March 31, 2019.

We recorded a $30.0 million impairment of a non-customer note receivable related to a start-up venture in Other (Income) Loss in the quarter and six months ended March 31, 2018.

Interest expense, net and the respective weighted average interest rates in the quarter ended March 31, 2019 and 2018 were as follows:

	2019		2018
(dollars in thousands)	Amount	Weighted Average Interest Rate	Amount	Weighted Average Interest Rate
Interest expense	$49,882	3.76%	$49,984	3.30%
Interest income	(6,607)	1.86%	(1,347)	0.42%
Interest expense, net	$43,275		$48,637

Interest expense, net and the respective weighted average interest rates in the six month period ended March 31, 2019 and 2018 were as follows:

	2019		2018
(dollars in thousands)	Amount	Weighted Average Interest Rate	Amount	Weighted Average Interest Rate
Interest expense	$99,118	3.75%	$87,367	3.33%
Interest income	(13,673)	1.81%	(2,866)	0.62%
Interest expense, net	$85,445		$84,501

Interest expense, net decreased 11.0%, or $5.4 million, from the prior year quarter and increased 1.1%, or $0.9 million, from the prior year six month period. The decrease from the prior year quarter was primarily due to an increase in interest income primarily due to a $945 million increase in our average cash balance during the current year quarter and an increase in interest rates. The increase from the prior year six month period was primarily due to the December 2017 issuance of senior notes to finance our January 2018 acquisition of H.D. Smith and the January 2018 consolidation of Profarma's debt and related interest expense, largely offset by an increase in interest income primarily due to an $865 million increase in our average cash balance during the current year six month period and an increase in interest rates.

For the quarter and six month period ended March 31, 2018, we recorded a $42.3 million loss in connection with the January 2018 consolidations of Profarma and the specialty joint venture in Brazil.

For the six month period ended March 31, 2018, we recorded a $23.8 million loss on the early retirement of our $400 million of 4.875% senior notes that were due in 2019. The loss on the early retirement of the debt included a $22.3 million prepayment premium and $1.5 million of an unamortized debt discount and unamortized debt issuance costs.

Our effective tax rates were (49.5)% and 7.0% for the quarter and six month period ended March 31, 2019, respectively. Our effective tax rates were 21.9% and (58.8)% for the quarter and six month period ended March 31, 2018, respectively. The effective tax rates in the quarter and six month period ended March 31, 2019 were primarily impacted by the $570.0 million impairment of long-lived assets (see Note 5 of the Notes to Consolidated Financial Statements), which changed the mix of domestic and international income. The effective tax rate in the six month period ended March 31, 2019 was also impacted by a $37.0 million decrease to the Company's transition tax related to the 2017 Tax Act. The effective tax rate in the six month period ended March 31, 2018 was primarily impacted by the effect of the 2017 Tax Act. Our effective tax rates for all periods reported herein were favorably impacted by the Company's international businesses in Switzerland and Ireland, which have lower income tax rates, and the benefit from stock option exercises and restricted stock vesting.

Net income and earnings per share were significantly lower in the current year quarter and six month period primarily due to the $570.0 million impairment of long-lived assets and the significant income tax benefit recognized in the prior year six month period as a result of the 2017 Tax Act.

Liquidity and Capital Resources

The following table illustrates our debt structure as of March 31, 2019, including availability under the multi-currency revolving credit facility, the receivables securitization facility, the revolving credit note, and the overdraft facility:

(in thousands)	Outstanding Balance	Additional Availability
Fixed-Rate Debt:
$500,000, 3.50% senior notes due 2021	$498,650	$—
$500,000, 3.40% senior notes due 2024	497,499	—
$500,000, 3.25% senior notes due 2025	495,972	—
$750,000, 3.45% senior notes due 2027	742,678	—
$500,000, 4.25% senior notes due 2045	494,406	—
$500,000, 4.30% senior notes due 2047	492,355	—
Capital lease obligations	50	—
Nonrecourse debt	71,296	—
Total fixed-rate debt	3,292,906	—

Variable-Rate Debt:
Revolving credit note	—	75,000
Term loan due 2020	399,655	—
Overdraft facility due 2021 (£30,000)	14,820	24,288
Receivables securitization facility due 2021	500,000	950,000
Multi-currency revolving credit facility due 2023	—	1,400,000
Nonrecourse debt	85,092	—
Total variable-rate debt	999,567	2,449,288
Total debt	$4,292,473	$2,449,288

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

As of March 31, 2019 and September 30, 2018, our cash and cash equivalents held by foreign subsidiaries were $519.1 million and $842.5 million, respectively, and are generally based in U.S. dollar denominated holdings. In the six months ended March 31, 2019, we repatriated $350.0 million of cash held by foreign subsidiaries to use for general corporate purposes.

We have increased seasonal needs related to our inventory build during the December and March quarters that, depending on our cash balance, may require the use of our credit facilities to fund short-term capital needs. Our cash balance in the six months ended March 31, 2019 and 2018 needed to be supplemented by intra-period credit facility borrowings to cover short-term working capital needs. The largest amount of intra-period borrowings under our revolving and securitization credit facilities that was outstanding at any one time during the six months ended March 31, 2019 and 2018 was $240.6 million and $1,508.2 million, respectively. We had $526.4 million and $24,400.1 million of cumulative intra-period borrowings that were repaid under our credit facilities during the six months ended March 31, 2019 and 2018, respectively.

We have a $1.4 billion multi-currency senior unsecured revolving credit facility ("Multi-Currency Revolving Credit Facility"), which was scheduled to expire in November 2021, with a syndicate of lenders. In October 2018, we entered into an amendment to, among other things, extend the maturity to October 2023 and modify certain restrictive covenants, including modifications to allow for indebtedness of foreign subsidiaries. Interest on borrowings under the Multi-Currency Revolving Credit Facility accrues at specified rates based on our debt rating and ranges from 70 basis points to 110 basis points over CDOR/LIBOR/EURIBOR/Bankers Acceptance Stamping Fee, as applicable (91 basis points over CDOR/LIBOR/EURIBOR/Bankers Acceptance Stamping Fee as of March 31, 2019) and from 0 basis points to 10 basis points over the alternate base rate and Canadian prime rate, as applicable. We pay facility fees to maintain the availability under the Multi-Currency Revolving Credit Facility at specified rates based on our debt rating, ranging from 5 basis points to 15 basis points, annually, of the total commitment (9 basis points as of March 31, 2019). We may choose to repay or reduce our commitments under the Multi-Currency Revolving Credit Facility at any time. The Multi-Currency Revolving Credit Facility contains covenants, including compliance with a financial leverage ratio test, as well as others that impose limitations on, among other things, indebtedness of subsidiaries and asset sales, with which we were compliant as of March 31, 2019.

We have a commercial paper program whereby we may from time to time issue short-term promissory notes in an aggregate amount of up to $1.4 billion at any one time. Amounts available under the program may be borrowed, repaid, and re-borrowed from time to time. The maturities on the notes will vary, but may not exceed 365 days from the date of issuance. The notes will bear interest, if interest bearing, or will be sold at a discount from their face amounts. The commercial paper program does not increase our borrowing capacity as it is fully backed by our Multi-Currency Revolving Credit Facility. There were no borrowings outstanding under our commercial paper program as of March 31, 2019.

We have a $1,450 million receivables securitization facility ("Receivables Securitization Facility"), which was scheduled to expire in November 2019. In October 2018, we entered into an amendment to extend the maturity date to October 2021. We have available to us an accordion feature whereby the commitment on the Receivables Securitization Facility may be increased by up to $250 million, subject to lender approval, for seasonal needs during the December and March quarters. Interest rates are based on prevailing market rates for short-term commercial paper or LIBOR plus a program fee. We pay a customary unused fee at prevailing market rates, annually, to maintain the availability under the Receivables Securitization Facility. The Receivables Securitization Facility contains similar covenants to the Multi-Currency Revolving Credit Facility, with which we were compliant as of March 31, 2019.

In April 2019, we elected to repay $150.0 million, which is classified in "Short-Term Debt" on our March 31, 2019 Consolidated Balance Sheet, of our outstanding Receivables Securitization Facility balance prior to the scheduled maturity date.

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
In October 2018, we refinanced $400 million of outstanding term loans by issuing a new $400 million variable-rate term loan ("October 2018 Term Loan"), which matures in October 2020. The October 2018 Term Loan bears interest at a rate equal to a base rate or LIBOR, plus a margin of 65 basis points. The October 2018 Term Loan contains similar covenants to the Multi-Currency Revolving Credit Facility, with which we were compliant as of March 31, 2019.
Nonrecourse debt is comprised of short-term and long-term debt belonging to the Brazil subsidiaries and is repaid solely from the Brazil subsidiaries' cash flows and such debt agreements provide that the repayment of the loans (and interest thereon) is secured solely by the capital stock, physical assets, contracts, and cash flows of the Brazil subsidiaries.

In November 2016, our board of directors authorized a share repurchase program allowing us to purchase up to $1.0 billion of outstanding shares of our common stock, subject to market conditions. During the six months ended March 31, 2019, we purchased $125.8 million of our common stock under this program, which excluded $24.0 million of September 2018 purchases that cash settled in October 2018, to complete our authorization under this program.

In October 2018, our board of directors authorized a new share repurchase program allowing us to purchase up to $1.0 billion of outstanding shares of our common stock, subject to market conditions. During the six months ended March 31, 2019, we purchased $198.1 million of our common stock. As of March 31, 2019, we had $801.9 million of availability remaining under this program.

We have market risk exposure to interest rate fluctuations relating to our debt. We manage interest rate risk by using a combination of fixed-rate and variable-rate debt. The amount of variable-rate debt fluctuates during the year based on our working capital requirements. We had $1.0 billion of variable-rate debt outstanding as of March 31, 2019. We periodically evaluate financial instruments to manage our exposure to fixed and variable interest rates. However, there are no assurances that such instruments will be available in the combinations we want and/or on terms acceptable to us. There were no such financial instruments in effect as of March 31, 2019.

We also have market risk exposure to interest rate fluctuations relating to our cash and cash equivalents. We had $2,875.8 million in cash and cash equivalents as of March 31, 2019. The unfavorable impact of a hypothetical decrease in interest rates on cash and cash equivalents would be partially offset by the favorable impact of such a decrease on variable-rate debt. For every

$100 million of cash invested that is in excess of variable-rate debt, a 10 basis point decrease in interest rates would increase our annual net interest expense by $0.1 million.

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

The following is a summary of our contractual obligations for future principal and interest payments on our debt, minimum rental payments on our noncancelable operating leases and financing obligations, and minimum payments on our other commitments as of March 31, 2019:

Payments Due by Period (in thousands)	Debt, Including Interest Payments	Operating Leases	Financing Obligations [1]	Other Commitments	Total
Within 1 year	$446,433	$86,220	$27,850	$114,579	$675,082
1-3 years	1,553,064	147,657	71,141	90,876	1,862,738
4-5 years	203,908	107,007	84,189	61,216	456,320
After 5 years	3,842,879	134,916	339,302	105,340	4,422,437
Total	$6,046,284	$475,800	$522,482	$372,011	$7,416,577

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

The 2017 Tax Act requires a one-time transition tax to be recognized on historical foreign earnings and profits. We expect to pay $182.6 million, net of overpayments and tax credits, related to the transition tax as of March 31, 2019, which is payable in installments over a six-year period commencing in January 2021. The transition tax commitment is included in "Other Commitments" in the above table.

Our liability for uncertain tax positions was $109.4 million (including interest and penalties) as of March 31, 2019. This liability represents an estimate of tax positions that we have taken in our tax returns which may ultimately not be sustained upon examination by taxing authorities. Since the amount and timing of any future cash settlements cannot be predicted with reasonable certainty, the estimated liability has been excluded from the above contractual obligations table.

During the six months ended March 31, 2019, our operating activities provided cash of $1,103.3 million in comparison to cash used in operating activities of $77.2 million in the prior year period. Cash provided by operations during the six months ended March 31, 2019 was principally the result of an increase in accounts payable of $1,350.7 million, non-cash items of $820.4 million, and net income of $419.8 million, offset in part by an increases in accounts receivable of $880.8 million and inventories of $420.2 million. The increase in accounts payable was primarily driven by the increase in inventories and the timing of scheduled payments to suppliers. The non-cash items were comprised primarily of a $570.0 million impairment of PharMEDium's long-lived assets (see Note 5 of the Notes to Consolidated Financial Statements), $171.8 million of depreciation expense, and $100.0 million of amortization expense. The increase in accounts receivable was the result of our revenue growth and the timing of payments from our customers. The increase in our inventories as of March 31, 2019 reflects the increase in business volume.

We use days sales outstanding, days inventory on hand, and days payable outstanding to evaluate our working capital performance. The below financial metrics are calculated based upon a quarterly average and can be impacted by the timing of cash receipts and disbursements, which can vary significantly depending upon the day of the week in which the month ends.

	Three months ended March 31,		Six months ended March 31,
	2019	2018	2019	2018
Days sales outstanding	25.8	24.2	25.2	24.3
Days inventory on hand	29.9	33.1	28.9	31.5
Days payable outstanding	59.3	56.3	58.2	56.5

Our days inventory on hand in the three and six months ended March 31, 2018 were higher than the current year periods primarily due to the prior year onboarding of new business with our largest customer.

Our cash flows from operating activities can vary significantly from period to period based upon fluctuations in our period-end working capital account balances. Additionally, any changes to payment terms with a significant customer or manufacturer supplier could have a material impact to our cash flows from operations. Operating cash flows during the six months ended March 31, 2019 included $84.6 million of interest payments and $69.7 million of income tax payments, net of refunds. Operating cash flows during the six months ended March 31, 2018 included $71.7 million of interest payments and $82.0 million of income tax payments, net of refunds.

During the six months ended March 31, 2018, our operating activities used $77.2 million of cash. Cash used in operations during the six months ended March 31, 2018 was principally the result of an increase in inventories of $805.2 million, an increase in accounts receivable of $590.4 million and non-cash items of $414.7 million, offset in part by net income of $1,144.0 million, an increase in accounts payable of $384.4 million, and an increase in income taxes payable of $262.5 million. We increased our inventories as of March 31, 2018 to support the increase in business volume and, consistent with prior years, due to seasonal needs. The increase in accounts receivable was the result of our revenue growth. The non-cash items were primarily comprised of a $798.4 million deferred income tax benefit, $142.2 million of depreciation expense, and $95.0 million of amortization expense. The deferred income tax benefit was primarily the result of applying a lower U.S. federal income tax rate to net deferred tax liabilities as of December 31, 2017 in connection with tax reform. The increase in accounts payable was primarily driven by the increase in inventories and the timing of scheduled payments to suppliers. The increase in income taxes payable was primarily driven by a one-time transition tax on historical foreign earnings and profits through December 31, 2017 in connection with tax reform.

Capital expenditures for the six months ended March 31, 2019 and 2018 were $161.5 million and $168.8 million, respectively. Significant capital expenditures in the six months ended March 31, 2019 included costs associated with the construction of a new support facility and technology initiatives, including costs related to enhancing and upgrading our information technology systems. We currently expect to invest approximately $300 million for capital expenditures during fiscal 2019. Significant capital expenditures in the six months ended March 31, 2018 included technology initiatives, including costs related to enhancing and upgrading our information technology systems and costs associated with expanding distribution capacity.

We acquired businesses to support our animal health business for $54.0 million and $70.0 million in the six months ended March 31, 2019 and 2018, respectively. In the six months ended March 31, 2018, we also acquired H.D. Smith, the largest independent pharmaceutical wholesaler in the United States, for $815.0 million. In addition, we made incremental investments in Brazil totaling $78.1 million. The cash used on the above investments was offset by $184.7 million of cash consolidated in connection with the Brazil investments (see Note 2 of the Notes to Consolidated Financial Statements).

Net cash used in financing activities in the six months ended March 31, 2019 principally resulted from $348.0 million in purchases of our common stock and $170.4 million in cash dividends paid on our common stock. Net cash provided by financing activities in the six months ended March 31, 2018 principally resulted from the issuance of $750 million of 3.45% senior notes and the issuance of $500 million of 4.30% senior notes, offset in part by the early retirement of $400 million of 4.875% senior notes.

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

Cautionary Note Regarding Forward-Looking Statements

Certain of the statements contained in this Management's Discussion and Analysis of Financial Condition and Results of Operations and elsewhere in this report are "forward-looking statements" within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. Words such as "expect," "likely," "outlook," "forecast," "would," "could," "should," "can," "project," "intend," "plan," "continue," "sustain," "synergy," "on track," "believe," "seek," "estimate," "anticipate," "may," "possible," "assume," variations of such words, and similar expressions are intended to identify such forward-looking statements. These statements are based on management's current expectations and are subject to uncertainty and changes in circumstances. These statements are not guarantees of future performance and are based on assumptions that could prove incorrect or could cause actual results to vary materially from those indicated. Among the factors that could cause actual results to differ materially from those projected, anticipated, or implied are the following: unfavorable trends in brand and generic pharmaceutical pricing, including in rate or frequency of price inflation or deflation; competition and industry consolidation of both customers and suppliers resulting in increasing pressure to reduce prices for our products and services; changes in pharmaceutical market growth rates; changes in the United States healthcare and regulatory environment, including changes that could impact prescription drug reimbursement under Medicare and Medicaid; increasing governmental regulations regarding the pharmaceutical supply channel and pharmaceutical compounding; declining reimbursement rates for pharmaceuticals; federal and state government enforcement initiatives to detect and prevent suspicious orders of controlled substances and the diversion of controlled substances; increased public concern over the abuse of opioid medications; prosecution or suit by federal, state and other governmental entities of alleged violations of laws and regulations regarding controlled substances, and any related disputes, including shareholder derivative lawsuits; increased federal scrutiny and litigation, including qui tam litigation, for alleged violations of laws and regulations governing the marketing, sale, purchase and/or dispensing of pharmaceutical products or services, and associated reserves and costs; material adverse resolution of pending legal proceedings; the retention of key customer or supplier relationships under less favorable economics or the adverse resolution of any contract or other dispute with customers or suppliers; changes to customer or supplier payment terms; risks associated with the strategic, long-term relationship between Walgreens Boots Alliance, Inc. and the Company, including principally with respect to the pharmaceutical distribution agreement and/or the global generic purchasing services arrangement; changes in tax laws or legislative initiatives that could adversely affect the Company's tax positions and/or the Company's tax liabilities or adverse resolution of challenges to the Company's tax positions; regulatory or enforcement action, including a consent decree, in connection with the production, labeling or packaging of products compounded by our compounded sterile preparations (CSP) business; suspension of production of CSPs, including continued suspension at our Memphis facility; managing foreign expansion, including non-compliance with the U.S. Foreign Corrupt Practices Act, anti-bribery laws, economic sanctions and import laws and regulations; financial market volatility and disruption; substantial defaults in payment, material reduction in purchases by or the loss, bankruptcy or insolvency of a major customer; the loss, bankruptcy or insolvency of a major supplier; changes to the customer or supplier mix; malfunction, failure or breach of sophisticated information systems to operate as designed; risks generally associated with data privacy regulation and the international transfer of personal data; natural disasters or other unexpected events that affect the Company’s operations; the impairment of goodwill or other intangible assets (including any additional impairments with respect to foreign operations or PharMEDium), resulting in a charge to earnings; the acquisition of businesses that do not perform as expected, or that are difficult to integrate or control, including the integration of H. D. Smith and PharMEDium, or the inability to capture all of the anticipated synergies related thereto or to capture the anticipated synergies within the expected time period; the fact that the acquisition of H. D. Smith may make it more difficult to establish or maintain relationships with employees, suppliers, customers and other business partners; the Company's ability to manage and complete divestitures; the disruption of the Company's cash flow and ability to return value to its stockholders in accordance with its past practices; interest rate and foreign currency exchange rate fluctuations; declining economic conditions in the United States and abroad; and other economic, business, competitive, legal, tax, regulatory and/or operational factors affecting the Company's business generally. Certain additional factors that management believes could cause actual outcomes and results to differ materially from those described in forward-looking statements are set forth (i) elsewhere in this report, (ii) in Item 1A (Risk Factors), in the Company’s Annual Report on Form 10-K for the fiscal year ended September 30, 2018 and elsewhere in that report and (iii) in other reports filed by the Company pursuant to the Securities Exchange Act.

ITEM 3.  Quantitative and Qualitative Disclosures About Market Risk

The Company’s most significant market risks are the effects of changing interest rates, foreign currency risk, and changes in the price and volatility of the Company’s common stock.  See the discussion under "Liquidity and Capital Resources" in Item 2 on page 28.

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

Changes in Internal Control over Financial Reporting

During the second quarter of fiscal 2019, there was no change in AmerisourceBergen Corporation’s internal control over financial reporting that materially affected, or is reasonably likely to materially affect, internal control over financial reporting.

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

ITEM 2.  Unregistered Sales of Equity Securities and Use of Proceeds

(c) Issuer Purchases of Equity Securities

The following table sets forth the number of shares purchased, the average price paid per share, the total number of shares purchased as part of publicly announced programs, and the approximate dollar value of shares that may yet be purchased under the programs during each month in the second quarter ended March 31, 2019.

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Programs	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Programs
January 1 to January 31	—	$—	—	$900,000,064
February 1 to February 28	157	$82.79	—	$900,000,064
March 1 to March 31	1,252,495	$78.33	1,252,495	$801,896,921
Total	1,252,652		1,252,495

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

10.2
Amended and Restated Employment Agreement, dated as of January 11, 2019, between the Registrant and John G. Chou (incorporated by reference to Exhibit 10.2 to the Registrant's Current Report on Form 8-K filed on January 11, 2019).

10.3	Form of Employment Agreement applicable to executive officers (incorporated by reference to Exhibit 10.3 to the Registrant's Current Report on Form 8-K filed on January 11, 2019).

10.4	AmerisourceBergen Corporation Financial Recoupment Policy (incorporated by reference to Exhibit 10.10 to the Registrant's Quarterly Report on Form 10-Q for the quarter ended December 31, 2018).

31.1	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer.

31.2	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer.

32	Section 1350 Certifications of Chief Executive Officer and Chief Financial Officer.

101
Financial statements from the Quarterly Report on Form 10-Q of AmerisourceBergen Corporation for the quarter ended March 31, 2019, formatted in Extensible Business Reporting Language (XBRL): (i) the Consolidated Balance Sheets, (ii) the Consolidated Statements of Operations, (iii) the Consolidated Statements of Comprehensive Income, (iv) the Consolidated Statements of Changes in Stockholders' Equity, (v) the Consolidated Statements of Cash Flows, and (vi) the Notes to Consolidated Financial Statements.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

AMERISOURCEBERGEN CORPORATION

May 2, 2019	/s/ Steven H. Collis
Steven H. Collis
Chairman, President & Chief Executive Officer

May 2, 2019	/s/ James F. Cleary
James F. Cleary
Executive Vice President & Chief Financial Officer