Form 10-Q
period 2019-06-30
AMERISOURCEBERGEN CORP
filed 2019-08-01
CIK 1140859

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED June 30, 2019

OR

☐         TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE TRANSITION PERIOD FROM ___________ TO___________

Commission file number 1-16671

AMERISOURCEBERGEN CORPORATION
(Exact name of registrant as specified in its charter)

Delaware			23-3079390
(State or other jurisdiction of			(I.R.S. Employer
incorporation or organization)			Identification No.)

1300 Morris Drive	Chesterbrook,	PA	19087-5594
(Address of principal executive offices)			(Zip Code)
 (610) 727-7000
(Registrant’s telephone number, including area code)

 Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of exchange on which registered
Common stock	ABC	New York Stock Exchange	(NYSE)

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

The number of shares of common stock of AmerisourceBergen Corporation outstanding as of July 30, 2019 was 208,325,501.

AMERISOURCEBERGEN CORPORATION

PART I. FINANCIAL INFORMATION
ITEM I. Financial Statements (Unaudited)

AMERISOURCEBERGEN CORPORATION AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

(in thousands, except share and per share data)	June 30, 2019	September 30, 2018
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$2,999,559	$2,492,516
Accounts receivable, less allowances for returns and doubtful accounts: $1,070,182 as of June 30, 2019 and $1,036,333 as of September 30, 2018	11,989,030	11,314,226
Inventories (Note 1)	11,247,776	11,918,508
Right to recover asset (Note 1)	1,001,632	—
Prepaid expenses and other	163,781	169,122
Total current assets	27,401,778	25,894,372

Property and equipment, at cost:
Land	44,249	39,875
Buildings and improvements	936,006	1,086,909
Machinery, equipment, and other	2,344,702	2,281,124
Total property and equipment	3,324,957	3,407,908
Less accumulated depreciation	(1,557,531)	(1,515,484)
Property and equipment, net	1,767,426	1,892,424

Goodwill	6,706,506	6,664,272
Other intangible assets	2,330,457	2,947,828
Other assets	272,371	270,942

TOTAL ASSETS	$38,478,538	$37,669,838

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$27,807,403	$26,836,873
Accrued expenses and other	815,331	881,157
Short-term debt	166,137	151,657
Total current liabilities	28,788,871	27,869,687

Long-term debt	4,018,565	4,158,532
Long-term financing obligation	321,364	352,296
Accrued income taxes	276,708	299,600
Deferred income taxes	1,871,549	1,829,410
Other liabilities	94,284	110,352

Stockholders’ equity:
Common stock, $0.01 par value - authorized, issued, and outstanding: 600,000,000 shares, 284,921,792 shares, and 208,379,917 shares as of June 30, 2019, respectively, and 600,000,000 shares, 283,588,463 shares, and 213,217,882 shares as of September 30, 2018, respectively	2,849	2,836
Additional paid-in capital	4,818,333	4,715,473
Retained earnings	4,186,782	3,720,582
Accumulated other comprehensive loss	(86,883)	(79,253)
Treasury stock, at cost: 76,541,875 shares as of June 30, 2019 and 70,370,581 shares as of September 30, 2018	(5,931,659)	(5,426,814)
Total AmerisourceBergen Corporation stockholders' equity	2,989,422	2,932,824
Noncontrolling interest	117,775	117,137
Total equity	3,107,197	3,049,961

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$38,478,538	$37,669,838
See notes to consolidated financial statements.

AMERISOURCEBERGEN CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Three months ended June 30,		Nine months ended June 30,
(in thousands, except per share data)	2019	2018	2019	2018
Revenue	$45,239,265	$43,142,309	$133,951,319	$124,642,499
Cost of goods sold	44,008,026	41,930,968	129,997,744	121,062,823
Gross profit	1,231,239	1,211,341	3,953,575	3,579,676
Operating expenses:
Distribution, selling, and administrative	656,943	626,548	1,941,564	1,802,496
Depreciation	71,716	72,447	222,297	210,072
Amortization	35,880	47,598	131,565	134,497
Employee severance, litigation, and other	60,006	75,553	156,067	143,023
Impairment of long-lived assets (Note 5)	—	—	570,000	—
Operating income	406,694	389,195	932,082	1,289,588
Other (income) loss	(342)	(3,158)	(11,739)	26,289
Interest expense, net	35,921	47,151	121,366	131,652
Loss on consolidation of equity investments	—	—	—	42,328
Loss on early retirement of debt	—	—	—	23,766
Income before income taxes	371,115	345,202	822,455	1,065,553
Income tax expense (benefit)	69,113	67,327	100,627	(356,335)
Net income	302,002	277,875	721,828	1,421,888
Net (income) loss attributable to noncontrolling interest	(43)	(2,066)	918	3,229
Net income attributable to AmerisourceBergen Corporation	$301,959	$275,809	$722,746	$1,425,117

Earnings per share:
Basic	$1.44	$1.26	$3.45	$6.52
Diluted	$1.43	$1.25	$3.42	$6.44

Weighted average common shares outstanding:
Basic	209,705	218,569	209,484	218,698
Diluted	211,161	220,760	211,151	221,297

Cash dividends declared per share of common stock	$0.40	$0.38	$1.20	$1.14
 See notes to consolidated financial statements.

AMERISOURCEBERGEN CORPORATION AND SUBSIDIARIES
 CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited)

	Three months ended June 30,		Nine months ended June 30,
(in thousands)	2019	2018	2019	2018
Net income	$302,002	$277,875	$721,828	$1,421,888
Other comprehensive (loss) income
Foreign currency translation adjustments	(1,158)	(38,620)	(5,118)	(32,195)
Loss on consolidation of equity investments	—	—	—	45,941
Other	33	106	146	84
Total other comprehensive (loss) income	(1,125)	(38,514)	(4,972)	13,830
Total comprehensive income	300,877	239,361	716,856	1,435,718
Comprehensive (income) loss attributable to noncontrolling interest	(659)	(2,066)	(1,740)	3,229
Comprehensive income attributable to AmerisourceBergen Corporation	$300,218	$237,295	$715,116	$1,438,947
See notes to consolidated financial statements.

AMERISOURCEBERGEN CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
(Unaudited)

(in thousands, except per share data)	Common Stock	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Treasury Stock	Noncontrolling Interest	Total
March 31, 2019	$2,846	$4,790,507	$3,969,459	$(85,142)	$(5,756,455)	$117,116	$3,038,331
Net income	—	—	301,959	—	—	43	302,002
Other comprehensive (loss) income	—	—	—	(1,741)	—	616	(1,125)
Cash dividends, $0.40 per share	—	—	(84,636)	—	—	—	(84,636)
Exercises of stock options	3	17,267	—	—	—	—	17,270
Share-based compensation expense	—	10,562	—	—	—	—	10,562
Purchases of common stock	—	—	—	—	(174,912)	—	(174,912)
Employee tax withholdings related to restricted share vesting	—	—	—	—	(292)	—	(292)
Other	—	(3)	—	—	—	—	(3)
June 30, 2019	$2,849	$4,818,333	$4,186,782	$(86,883)	$(5,931,659)	$117,775	$3,107,197

(in thousands, except per share data)	Common Stock	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Treasury Stock	Noncontrolling Interest	Total
March 31, 2018	$2,831	$4,674,295	$3,376,993	$(43,506)	$(4,823,063)	$176,046	$3,363,596
Net income	—	—	275,809	—	—	2,066	277,875
Other comprehensive loss	—	—	—	(38,514)	—	—	(38,514)
Cash dividends, $0.38 per share	—	—	(83,431)	—	—	—	(83,431)
Exercises of stock options	3	12,270	—	—	—	—	12,273
Share-based compensation expense	—	9,396	—	—	—	—	9,396
Purchases of common stock	—	—	—	—	(265,236)	—	(265,236)
Employee tax withholdings related to restricted share vesting	—	—	—	—	(26)	—	(26)
Other	(1)	1	—	—	—	(1)	(1)
June 30, 2018	$2,833	$4,695,962	$3,569,371	$(82,020)	$(5,088,325)	$178,111	$3,275,932

See notes to consolidated financial statements.

AMERISOURCEBERGEN CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
(Unaudited)

(in thousands, except per share data)	Common Stock	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Treasury Stock	Noncontrolling Interest	Total
September 30, 2018	$2,836	$4,715,473	$3,720,582	$(79,253)	$(5,426,814)	$117,137	$3,049,961
Adoption of ASC 606 (Note 1)	—	—	(1,482)	—	—	(1,102)	(2,584)
Net income (loss)	—	—	722,746	—	—	(918)	721,828
Other comprehensive (loss) income	—	—	—	(7,630)	—	2,658	(4,972)
Cash dividends, $1.20 per share	—	—	(255,064)	—	—	—	(255,064)
Exercises of stock options	11	54,849	—	—	—	—	54,860
Share-based compensation expense	—	48,431	—	—	—	—	48,431
Purchases of common stock	—	—	—	—	(498,886)	—	(498,886)
Employee tax withholdings related to restricted share vesting	—	—	—	—	(5,959)	—	(5,959)
Other	2	(420)	—	—	—	—	(418)
June 30, 2019	$2,849	$4,818,333	$4,186,782	$(86,883)	$(5,931,659)	$117,775	$3,107,197

(in thousands, except per share data)	Common Stock	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Treasury Stock	Noncontrolling Interest	Total
September 30, 2017	$2,806	$4,517,635	$2,395,218	$(95,850)	$(4,755,348)	$—	$2,064,461
Consolidation of variable interest entity	—	—	—	—	—	181,341	181,341
Net income (loss)	—	—	1,425,117	—	—	(3,229)	1,421,888
Other comprehensive income	—	—	—	13,830	—	—	13,830
Cash dividends, $1.14 per share	—	—	(250,964)	—	—	—	(250,964)
Exercises of stock options	25	127,484	—	—	—	—	127,509
Share-based compensation expense	—	53,604	—	—	—	—	53,604
Common stock purchases for employee stock purchase plan	—	(202)	—	—	—	—	(202)
Purchases of common stock	—	—	—	—	(325,444)	—	(325,444)
Employee tax withholdings related to restricted share vesting	—	—	—	—	(7,533)	—	(7,533)
Other	2	(2,559)	—	—	—	(1)	(2,558)
June 30, 2018	$2,833	$4,695,962	$3,569,371	$(82,020)	$(5,088,325)	$178,111	$3,275,932

See notes to consolidated financial statements.

AMERISOURCEBERGEN CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Nine months ended June 30,
(in thousands)	2019	2018
OPERATING ACTIVITIES
Net income	$721,828	$1,421,888
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation, including amounts charged to cost of goods sold	246,290	233,508
Amortization, including amounts charged to interest expense	137,835	149,144
Provision for doubtful accounts	15,045	5,492
Provision (benefit) for deferred income taxes	44,681	(747,367)
Share-based compensation	48,431	53,604
LIFO credit	(79,747)	(16,142)
Impairment of long-lived assets	570,000	—
Gain on sale of an equity investment	(13,692)	—
Impairment of non-customer note receivable	—	30,000
Loss on consolidation of equity investments	—	42,328
Loss on early retirement of debt	—	23,766
Other	(11,603)	(15,559)
Changes in operating assets and liabilities, excluding the effects of acquisitions:
Accounts receivable	(672,742)	(1,107,631)
Inventories	(280,148)	(51,724)
Prepaid expenses and other assets	(5,265)	(79,115)
Accounts payable	964,667	463,939
Income taxes payable	(32,589)	269,464
Accrued expenses and other liabilities	18,210	70,448
NET CASH PROVIDED BY OPERATING ACTIVITIES	1,671,201	746,043
INVESTING ACTIVITIES
Capital expenditures	(230,767)	(248,359)
Cost of acquired companies, net of cash acquired	(64,044)	(783,262)
Other	(2,222)	5,749
NET CASH USED IN INVESTING ACTIVITIES	(297,033)	(1,025,872)
FINANCING ACTIVITIES
Senior notes and other loan borrowings	479,365	1,243,242
Senior notes and other loan repayments	(480,718)	(561,419)
Borrowings under revolving and securitization credit facilities	607,815	24,523,375
Repayments under revolving and securitization credit facilities	(736,955)	(24,506,039)
Payment of premium on early retirement of debt	—	(22,348)
Purchases of common stock	(522,778)	(300,444)
Exercises of stock options	54,860	127,509
Cash dividends on common stock	(255,064)	(250,964)
Tax withholdings related to restricted share vesting	(5,959)	(7,533)
Other	(7,691)	(11,737)
NET CASH (USED IN) PROVIDED BY FINANCING ACTIVITIES	(867,125)	233,642
INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	507,043	(46,187)
Cash and cash equivalents at beginning of period	2,492,516	2,435,115
CASH AND CASH EQUIVALENTS AT END OF PERIOD	$2,999,559	$2,388,928
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

The accompanying unaudited consolidated financial statements have been prepared in conformity with U.S. generally accepted accounting principles ("GAAP") for interim financial information, the instructions to Form 10-Q, and Rule 10-01 of Regulation S-X. In the opinion of management, all adjustments (consisting only of normal recurring accruals, except as otherwise disclosed herein) considered necessary to present fairly the financial position as of June 30, 2019 and the results of operations and cash flows for the interim periods ended June 30, 2019 and 2018 have been included. Certain information and footnote disclosures normally included in financial statements presented in accordance with U.S. GAAP, but which are not required for interim reporting purposes, have been omitted. The accompanying unaudited consolidated financial statements should be read in conjunction with the financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the fiscal year ended September 30, 2018.

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

In March 2016, the FASB issued ASU No. 2016-08, "Revenue from Contracts with Customers (Topic 606) - Principal versus Agent Considerations" ("ASU 2016-08"), which clarifies the implementation guidance for principal versus agent considerations in ASU 2014-09. In April 2016, the FASB issued ASU No. 2016-10, "Revenue from Contracts with Customers (Topic 606) - Identifying Performance Obligations and Licensing" ("ASU 2016-10"), which amends the guidance in ASU 2014-09 related to identifying performance obligations and accounting for licenses of intellectual property. The Company was required to adopt ASU 2016-08 and ASU 2016-10 with ASU 2014-09, collectively ASC 606.

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

The Company’s customer sales return policy generally allows customers to return products only if the products can be resold at full value or returned to suppliers for full credit. The Company records an accrual for estimated customer sales returns at the time of sale to the customer based upon historical return trends. As of June 30, 2019 and September 30, 2018, the Company’s accrual for estimated customer sales returns was $1,001.6 million and $988.8 million, respectively. In fiscal 2019, due to the adoption of ASC 606, the Company records an asset for the right to recover products from its customers in Right to Recover Asset on its Consolidated Balance Sheet. The Company's asset for the right to recover products from its customers was included in Inventories on its Consolidated Balance Sheet as of September 30, 2018 and for all prior periods.

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

Recently Issued Accounting Pronouncements Not Yet Adopted

 In February 2016, the FASB issued ASU No. 2016-02, "Leases (Topic 842)" ("ASU 2016-02"). ASU 2016-02 aims to increase transparency and comparability across organizations by requiring lease assets and lease liabilities to be recognized on the balance sheet as well as key information to be disclosed regarding lease arrangements. ASU 2016-02 is effective for annual reporting periods beginning after December 15, 2018 and interim periods within those fiscal years. Entities are permitted to adopt the standard early, and a modified retrospective application is required. The Company anticipates that the adoption of this new accounting standard will have a material impact on the Company's Consolidated Balance Sheets. The Company continues to evaluate the impact of adopting this new accounting standard, and, therefore, cannot reasonably estimate the impact on the results of operations or cash flows at this time. The Company continues the process of implementing the adoption of this standard, including the implementation of new lease accounting software, policies, processes, and controls. The Company will adopt this standard in the first quarter of fiscal 2020.

In June 2016, the FASB issued ASU No. 2016-13, "Financial Instruments - Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments" ("ASU 2016-13"). ASU 2016-13 requires financial assets measured at amortized cost to be presented at the net amount expected to be collected. The measurement of expected credit losses is based on relevant information about past events, including historical experience, current conditions, and reasonable and supportable forecasts that affect the collectibility of the reported amounts. An entity must use judgment in determining the relevant information and estimation methods that are appropriate in its circumstances. ASU 2016-13 is effective for annual reporting periods beginning after December 15, 2019, including interim periods within those fiscal years, and a modified retrospective approach is required, with a cumulative-effect adjustment to retained earnings as of the beginning of the first reporting period in which the guidance is effective. Entities are permitted to adopt the standard early in fiscal years beginning after December 15, 2018. The Company is currently evaluating the impact of adopting this new accounting guidance.

As of June 30, 2019, there were no other recently-issued accounting standards that may have a material impact on the Company’s financial position, results of operations, or cash flows upon their adoption.

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

Profarma and Specialty Joint Venture

As of September 30, 2017, the Company held a noncontrolling ownership interest in Profarma Distribuidora de Produtos Farmacêuticos S.A. ("Profarma"), a leading pharmaceutical wholesaler in Brazil, and an ownership interest in a joint venture with Profarma to provide specialty distribution and services to the Brazilian marketplace (the "specialty joint venture"). The Company had accounted for these interests as equity method investments, which were reported in Other Assets on the Company's Consolidated Balance Sheets. In January 2018, the Company invested an additional $62.5 million in Profarma and an additional $15.6 million in the specialty joint venture to increase its ownership interests to 38.2% and 64.5%, respectively. In connection with the additional investment in Profarma, the Company received substantial governance rights, thereby requiring it to begin consolidating the operating results of Profarma as of March 31, 2018 (see Note 3). The Company also began to consolidate the operating results of the specialty joint venture as of March 31, 2018 due to its majority ownership interest. In September 2018, the Company made an additional investment of $23.6 million in the specialty joint venture to increase its ownership interest to 89.9%. Profarma and the specialty joint venture are included within the Pharmaceutical Distribution Services reportable segment and Other, respectively.

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

In connection with the incremental January 2018 Brazil investments, the Company adjusted the carrying values of its previously held equity interests in Profarma and the specialty joint venture to equal their fair values, which were determined to be $103.1 million and $31.2 million, respectively. These represent Level 2 nonrecurring fair value measurements. The adjustments resulted in a pretax loss of $42.3 million in the nine months ended June 30, 2018 and were comprised of foreign currency translation adjustments from Accumulated Other Comprehensive Loss of $45.9 million, a $12.4 million gain on the remeasurement of Profarma's previously held equity interest, and an $8.8 million loss on the remeasurement of the specialty joint venture's previously held equity interest.

Note 3. Variable Interest Entity

As discussed in Note 2, the Company made an additional investment in Profarma in January 2018. In connection with this investment, the Company obtained substantial governance rights, allowing it to direct the activities that significantly impact Profarma’s economic performance. As such, the Company consolidated the operating results of Profarma in its consolidated financial statements as of and for the periods ended June 30, 2019 and September 30, 2018. The Company is not obligated to provide future financial support to Profarma.

The following assets and liabilities of Profarma are included in the Company's Consolidated Balance Sheets:

(in thousands)	June 30, 2019	September 30, 2018
Cash and cash equivalents	$26,676	$26,801
Accounts receivables, net	152,696	144,646
Inventories	185,342	168,931
Prepaid expenses and other	64,339	61,924
Property and equipment, net	33,444	32,667
Goodwill	82,309	82,309
Other intangible assets	76,389	80,974
Other long-term assets	8,952	8,912
Total assets	$630,147	$607,164

Accounts payable	$163,224	$150,102
Accrued expenses and other	52,260	37,195
Short-term debt	132,459	115,461
Long-term debt	46,453	39,704
Deferred income taxes	42,847	46,137
Other long-term liabilities	6,291	31,988
Total liabilities	$443,534	$420,587

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

The Company completed the accounting for the effects of the 2017 Tax Act in the fiscal quarter ended December 31, 2018 and recognized an income tax benefit of $37.0 million related to a decrease in its tax on historical foreign earnings and profits through December 31, 2017 (the "transition tax"). This measurement period adjustment favorably impacted the Company's effective tax rate by 4.5% for the nine months ended June 30, 2019. The Company expects to pay $182.6 million related to the transition tax, which is net of overpayments and tax credits, over a six-year period commencing in January 2021. There were no adjustments recorded to deferred income taxes related to the 2017 Tax Act during the three months ended December 31, 2018.

Other Information

The Company files income tax returns in U.S. federal and state jurisdictions as well as various foreign jurisdictions. As of June 30, 2019, the Company had unrecognized tax benefits, defined as the aggregate tax effect of differences between tax return positions and the benefits recognized in the Company’s financial statements, of $112.5 million ($85.0 million, net of federal benefit). If recognized, $66.8 million of these tax benefits would have reduced income tax expense and the effective tax rate. Included in this amount is $17.4 million of interest and penalties, which the Company records in Income Tax Expense (Benefit) in the Company's Consolidated Statements of Operations. In the nine months ended June 30, 2019, unrecognized tax benefits decreased by $0.4 million. Over the next 12 months, it is reasonably possible that state tax audit resolutions and the expiration of statutes of limitations could result in a reduction of unrecognized tax benefits by approximately $4.6 million.

The Company's effective tax rates were 18.6% and 12.2% for the three and nine months ended June 30, 2019, respectively. The Company's effective tax rates were 19.5% and (33.4)% for the three and nine months ended June 30, 2018, respectively. The effective tax rate in the nine months ended June 30, 2019 was primarily impacted by the $570.0 million impairment of long-lived assets (see Note 5), which changed the mix of domestic and international income. The effective tax rate in the nine months ended June 30, 2019 was also impacted by the $37.0 million decrease to the Company's transition tax related to the 2017 Tax Act. The effective tax rate in the nine months ended June 30, 2018 was primarily impacted by the effect of the 2017 Tax Act. The Company's effective tax rates for all periods reported herein were favorably impacted by the Company's international businesses in Switzerland and Ireland, which have lower income tax rates, and the benefit from stock option exercises and restricted stock vesting.

Note 5.  Goodwill and Other Intangible Assets

The following is a summary of the changes in the carrying value of goodwill, by reportable segment, for the nine months ended June 30, 2019:

(in thousands)	Pharmaceutical Distribution Services	Other	Total
Goodwill as of September 30, 2018	$4,852,775	$1,811,497	$6,664,272
Goodwill recognized in connection with acquisitions	—	43,245	43,245
Foreign currency translation	—	(1,011)	(1,011)
Goodwill as of June 30, 2019	$4,852,775	$1,853,731	$6,706,506

The following is a summary of other intangible assets:

	June 30, 2019				September 30, 2018
(in thousands)	Weighted Average Remaining Useful Life	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Indefinite-lived trade names		$685,348	$—	$685,348	$685,380	$—	$685,380
Finite-lived:
Customer relationships	14 years	1,931,686	(460,626)	1,471,060	2,549,245	(555,440)	1,993,805
Trade names and other	13 years	271,033	(96,984)	174,049	397,946	(129,303)	268,643
Total other intangible assets		$2,888,067	$(557,610)	$2,330,457	$3,632,571	$(684,743)	$2,947,828

Amortization expense for finite-lived intangible assets was $35.9 million and $47.6 million in the three months ended June 30, 2019 and 2018, respectively. Amortization expense for finite-lived intangible assets was $131.6 million and $134.5 million in the nine months ended June 30, 2019 and 2018, respectively. Amortization expense for finite-lived intangible assets is estimated to be $164.6 million in fiscal 2019, $133.9 million in fiscal 2020, $130.0 million in fiscal 2021, $128.4 million in fiscal 2022, $127.2 million in fiscal 2023, and $1,092.6 million thereafter.

After U.S. Food and Drug Administration ("FDA") inspections of PharMEDium Healthcare Holdings, Inc.'s ("PharMEDium") compounding facilities, the Company voluntarily suspended production activities in December 2017 at its largest compounding facility located in Memphis, Tennessee pending execution of certain remedial measures. On May 17, 2019, PharMEDium reached an agreement on the terms of a consent decree (the "Consent Decree") with the FDA and the Consumer Protection Branch of the Civil Division of the Department of Justice ("DOJ") that was entered by the United States District Court for the Northern District of Illinois on May 22, 2019. The Consent Decree permits commercial operations to continue at PharMEDium’s Dayton, New Jersey and Sugar Land, Texas compounding facilities and administrative operations to continue at its Lake Forest, Illinois headquarters subject to compliance with requirements set forth therein. As required by the Consent Decree, the Company has commenced audit inspections by an independent current Good Manufacturing Practice ("cGMP") expert of the Dayton and Sugar Land facilities to determine that the facilities are being operated in conformity with cGMP. Additional audit inspections by the independent cGMP expert of the Sugar Land and Dayton facilities are also required at least annually for a period of four years.

The Consent Decree also establishes requirements that must be satisfied prior to the resumption of commercial operations at the Memphis, Tennessee facility. The requirements include a work plan approved by the FDA and an audit inspection and certification by an independent cGMP expert that the facilities, methods and controls at the Memphis facility and PharMEDium’s Lake Forest, Illinois headquarters comply with the Consent Decree. If PharMEDium receives written notification from the FDA of compliance with the requirements to resume operations at the Memphis facility, additional audit inspections are required for five years, during which time PharMEDium must correct any deviations from the Consent Decree observed by the independent cGMP expert.

After five years, PharMEDium may petition the district court for full relief from the Consent Decree, or for specific relief with regard to one or more facilities. If, at the time of such petition, all obligations under the Consent Decree with respect to the specific facilities for which PharMEDium is seeking relief have been satisfied, and there has been continuous compliance with the Consent Decree for at least five years, the United States will not oppose the petition, and PharMEDium may request that the district court grant such relief.
As a result of the suspension of production activities at PharMEDium's compounding facility located in Memphis, Tennessee and the aforementioned regulatory matters, the Company performed a recoverability assessment of PharMEDium's long-lived assets and recorded a $570.0 million impairment loss in the quarter ended March 31, 2019 for the amount that the carrying value of the PharMEDium asset group exceeded its fair value. Prior to the impairment, the carrying value of the asset group was $792 million. The fair value of the asset group was $222 million as of March 31, 2019. The PharMEDium asset group is included in the Pharmaceutical Distribution Services reportable segment. Significant assumptions used in estimating the fair value of PharMEDium's asset group included (i) a 15% discount rate, which contemplated a higher risk at PharMEDium; (ii) the estimated costs and length of time necessary to address the FDA compliance matters; (iii) the period in which PharMEDium will resume production at or near capacity; and (iv) the estimated operating margins when considering the likelihood of higher operating and compliance costs. The Company believes that its fair value assumptions were representative of market participant assumptions; however, the forecasted cash flows used to estimate fair value and measure the related impairment are inherently uncertain and include assumptions that could differ from actual results in future periods. This represents a Level 3 nonrecurring fair value measurement. The Company allocated $522.1 million of the impairment to finite-lived intangibles and $47.9 million of the impairment to property and equipment.
The Company updated its recoverability assessment of PharMEDium’s long-lived assets as of June 30, 2019. The carrying value of the asset group was $182 million as of June 30, 2019. The Company concluded that PharMEDium’s long-lived assets were recoverable as of June 30, 2019.
Note 6.  Debt

Debt consisted of the following:

(in thousands)	June 30, 2019	September 30, 2018
Revolving credit note	$—	$—
Term loans due in 2020	399,710	398,665
Overdraft facility due 2021 (£30,000)	33,657	13,269
Receivables securitization facility due 2021	350,000	500,000
Multi-currency revolving credit facility due 2023	—	—
$500,000, 3.50% senior notes due 2021	498,779	498,392
$500,000, 3.40% senior notes due 2024	497,621	497,255
$500,000, 3.25% senior notes due 2025	496,141	495,632
$750,000, 3.45% senior notes due 2027	742,889	742,258
$500,000, 4.25% senior notes due 2045	494,460	494,298
$500,000, 4.30% senior notes due 2047	492,422	492,222
Capital lease obligations	40	745
Nonrecourse debt	178,983	177,453
Total debt	4,184,702	4,310,189
Less AmerisourceBergen Corporation current portion	33,678	13,976
Less nonrecourse current portion	132,459	137,681
Total, net of current portion	$4,018,565	$4,158,532

Multi-Currency Revolving Credit Facility

The Company has a $1.4 billion multi-currency senior unsecured revolving credit facility ("Multi-Currency Revolving Credit Facility"), which was scheduled to expire in November 2021, with a syndicate of lenders. In October 2018, the Company entered into an amendment to, among other things, extend the maturity to October 2023 and modify certain restrictive covenants, including modifications to allow for indebtedness of foreign subsidiaries. Interest on borrowings under the Multi-Currency Revolving Credit Facility accrues at specified rates based on the Company’s debt rating and ranges from 70 basis points to 110 basis points over CDOR/LIBOR/EURIBOR/Bankers Acceptance Stamping Fee, as applicable (91 basis points over CDOR/LIBOR/EURIBOR/Bankers Acceptance Stamping Fee as of June 30, 2019) and from 0 basis points to 10 basis points over the alternate base rate and Canadian prime rate, as applicable. The Company pays facility fees to maintain the availability under the Multi-Currency Revolving Credit Facility at specified rates based on its debt rating, ranging from 5 basis points to 15 basis points, annually, of the total commitment (9 basis points as of June 30, 2019). The Company may choose to repay or reduce its commitments under the Multi-Currency Revolving Credit Facility at any time. The Multi-Currency Revolving Credit Facility contains covenants, including compliance with a financial leverage ratio test, as well as others that impose limitations on, among other things, indebtedness of subsidiaries and asset sales, with which the Company was compliant as of June 30, 2019.

Commercial Paper Program

The Company has a commercial paper program whereby it may from time to time issue short-term promissory notes in an aggregate amount of up to $1.4 billion at any one time. Amounts available under the program may be borrowed, repaid, and re-borrowed from time to time. The maturities on the notes will vary, but may not exceed 365 days from the date of issuance. The notes will bear interest, if interest bearing, or will be sold at a discount from their face amounts. The commercial paper program does not increase the Company’s borrowing capacity as it is fully backed by the Company’s Multi-Currency Revolving Credit Facility. There were no borrowings outstanding under the commercial paper program as of June 30, 2019.

Receivables Securitization Facility

The Company has a $1,450 million receivables securitization facility ("Receivables Securitization Facility"), which was scheduled to expire in November 2019. In October 2018, the Company entered into an amendment to extend the maturity date to October 2021. The Company has available to it an accordion feature whereby the commitment on the Receivables Securitization Facility may be increased by up to $250 million, subject to lender approval, for seasonal needs during the December and March quarters. Interest rates are based on prevailing market rates for short-term commercial paper or LIBOR, plus a program fee. The Company pays a customary unused fee at prevailing market rates, annually, to maintain the availability under the Receivables Securitization Facility. The Receivables Securitization Facility contains similar covenants to the Multi-Currency Revolving Credit Facility, with which the Company was compliant as of June 30, 2019.

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

Term Loans
In October 2018, the Company refinanced $400 million of outstanding term loans by issuing a new $400 million variable-rate term loan ("October 2018 Term Loan"), which matures in October 2020. The October 2018 Term Loan bears interest at a rate equal to a base rate or LIBOR, plus a margin of 65 basis points. The October 2018 Term Loan contains similar covenants to the Multi-Currency Revolving Credit Facility, with which the Company was compliant as of June 30, 2019.
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

In November 2016, the Company's board of directors authorized a share repurchase program allowing the Company to purchase up to $1.0 billion of its outstanding shares of common stock, subject to market conditions. During the nine months ended June 30, 2019, the Company purchased 1.4 million shares of its common stock for a total of $125.8 million, which excluded $24.0 million of September 2018 purchases that cash settled in October 2018, to complete its authorization under this program.

In October 2018, the Company's board of directors authorized a new share repurchase program allowing the Company to purchase up to $1.0 billion of its outstanding shares of common stock, subject to market conditions. During the nine months ended June 30, 2019, the Company purchased 4.7 million shares of its common stock for a total of $373.0 million, which included $0.1 million of June 2019 purchases that cash settled in July 2019. As of June 30, 2019, the Company had $627.0 million of availability remaining under this program.
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

The following illustrates the components of diluted weighted average shares outstanding for the periods indicated:

	Three months ended June 30,		Nine months ended June 30,
(in thousands)	2019	2018	2019	2018
Weighted average common shares outstanding - basic	209,705	218,569	209,484	218,698
Dilutive effect of stock options and restricted stock units	1,456	2,191	1,667	2,599
Weighted average common shares outstanding - diluted	211,161	220,760	211,151	221,297

The potentially dilutive stock options and restricted stock units that were antidilutive for the three and nine months ended June 30, 2019 were 5.3 million and 4.8 million, respectively. The potentially dilutive stock options and restricted stock units that were antidilutive for the three and nine months ended June 30, 2018 were 3.1 million and 3.2 million, respectively.

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

Revenue from the various agreements and arrangements with WBA was $15.1 billion and $45.0 billion in the three and nine months ended June 30, 2019, respectively. Revenue from the various agreements and arrangements with WBA was $14.2 billion and $40.2 billion in the three and nine months ended June 30, 2018, respectively. The Company’s receivable from WBA, net of incentives, was $5.8 billion and $5.6 billion as of June 30, 2019 and September 30, 2018, respectively.

Note 9. Employee Severance, Litigation, and Other

The following illustrates the charges incurred by the Company relating to Employee Severance, Litigation, and Other for the periods indicated:

	Three months ended June 30,		Nine months ended June 30,
(in thousands)	2019	2018	2019	2018
Employee severance	$10,815	$4,791	$29,621	$33,240
Litigation and opioid-related costs	18,828	39,031	47,189	49,468
Acquisition-related deal and integration costs	12,283	9,046	34,328	21,983
Business transformation efforts	16,289	13,020	33,141	23,680
Other restructuring initiatives	1,791	9,665	11,788	14,652
Total employee severance, litigation, and other	$60,006	$75,553	$156,067	$143,023

Employee severance in the three and nine months ended June 30, 2019 included costs primarily related to PharMEDium restructuring activities, position eliminations resulting from our business transformation efforts and the integration of H.D. Smith, and restructuring activities related to our consulting business. Employee severance in the three and nine months ended June 30, 2018 included costs primarily related to position eliminations resulting from our business transformation efforts.

Litigation and opioid-related costs in the three and nine months ended June 30, 2019 primarily related to legal fees in connection with opioid lawsuits and investigations. Litigation and opioid-related costs in the three and nine months ended June 30, 2018 primarily related to legal fees in connection with opioid lawsuits and investigations and related initiatives.

Acquisition-related deal and integration costs in all periods presented are primarily related to the integration of H.D. Smith.

Note 10. Legal Matters and Contingencies

In the ordinary course of its business, the Company becomes involved in lawsuits, administrative proceedings, government subpoenas, government investigations, stockholder demands, and other disputes, including antitrust, commercial, environmental, product liability, intellectual property, regulatory, employment discrimination, and other matters. Significant damages or penalties may be sought from the Company in some matters, and some matters may require years for the Company to resolve. The Company records a reserve for these matters when it is both probable that a liability has been incurred and the amount of the loss can be reasonably estimated.

 For those matters for which the Company has not recognized a liability, the Company cannot predict the outcome of their impact on the Company as uncertainty remains with regard to whether such matters will proceed to trial, whether settlements will be reached, and the amount and terms of any such settlements. Outcomes may include settlements in significant amounts that are not currently estimable, limitations on the Company's conduct, the imposition of corporate integrity obligations, consent decrees, and/or other civil and criminal penalties.

From time to time, the Company is also involved in disputes with its customers, which the Company generally seeks to resolve through commercial negotiations. If negotiations are unsuccessful, the parties may litigate the dispute or otherwise attempt to settle the matter. The Company has concluded that, as of June 30, 2019, losses related to customer disputes are reasonably possible, but the amount or range of possible losses is not reasonably estimable.

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

On June 14, 2019 attorneys for some of the plaintiffs filed a motion proposing a procedure to certify a nationwide "negotiation class" of cities and counties for the purpose of negotiating and settling with defendants engaged in the nationwide manufacturing, sale, or distribution of opioids. The attorneys subsequently withdrew the motion and refiled an amended motion on July 9, 2019. Motions for summary judgment were also filed by a number of plaintiffs and defendants in June and July 2019.

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

In addition, in September 2017, the Company received a request for documents and information on behalf of attorneys general from a coalition of states who are investigating a number of manufacturers and distributors (including ABDC) regarding the distribution of prescription opioid pain medications. The Company is engaged in discussions with the representatives of the attorneys general regarding this request and has been producing responsive documents. The discussions have involved meetings, which are ongoing, to develop a framework for a potential resolution or other global settlement. Any such resolution could have a material adverse effect on the Company’s results of operations, cash flows or financial condition.

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

Since July 2017, the Company has received subpoenas from the U.S. Attorney's Offices for the District of New Jersey, the Eastern District of New York, the District of Colorado, the Northern District of West Virginia, the Western District of Michigan, the Middle District of Florida, and the Eastern District of California. Those subpoenas request the production of a broad range of documents pertaining to ABDC's distribution of controlled substances and diversion control programs. The Company has been engaged in discussions with the various U.S. Attorney’s Offices, including the Health Care and Government Fraud Unit of the Criminal Division of the U.S. Attorney's Office for the District of New Jersey, and has been producing documents in response to the subpoenas.
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
On May 17, 2019, PharMEDium reached an agreement on the terms of a consent decree (the "Consent Decree") with the FDA and the DOJ that was entered by the United States District Court for the Northern District of Illinois on May 22, 2019. The Consent Decree permits commercial operations to continue at PharMEDium’s Dayton, New Jersey and Sugar Land, Texas compounding facilities and administrative operations to continue at its Lake Forest, Illinois headquarters subject to compliance with requirements set forth therein. As required by the Consent Decree, the Company has commenced audit inspections by an independent cGMP expert of the Dayton and Sugar Land facilities to determine that the facilities are being operated in conformity with cGMP. Additional audit inspections by the independent cGMP expert of the Sugar Land and Dayton facilities are also required at least annually for a period of four years.

The Consent Decree also establishes requirements that must be satisfied prior to the resumption of commercial operations at the Memphis, Tennessee facility. The requirements include a work plan approved by the FDA and an audit inspection and certification by an independent cGMP expert that the facilities, methods and controls at the Memphis facility and PharMEDium’s Lake Forest, Illinois headquarters comply with the Consent Decree. If PharMEDium receives written notification from the FDA of compliance with the requirements to resume operations at the Memphis facility, additional audit inspections are required for five years, during which time PharMEDium must correct any deviations from the Consent Decree observed by the independent cGMP expert.

After five years, PharMEDium may petition the district court for full relief from the Consent Decree, or for specific relief with regard to one or more facilities. If, at the time of such petition, all obligations under the Consent Decree with respect to the specific facilities for which PharMEDium is seeking relief have been satisfied, and there has been continuous compliance with the Consent Decree for at least five years, the United States will not oppose the petition, and PharMEDium may request that the district court grant such relief.

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

In January 2017, the Company's subsidiary U.S. Bioservices Corporation received a subpoena for information from the U.S. Attorney's Office for the Eastern District of New York ("USAO-EDNY") relating to its activities in connection with billing for products and making returns of potential overpayments to government payers. The Company engaged in discussions with the USAO-EDNY and produced documents in response to the subpoena. In April 2019, the government informed the Company that it had filed a notice with the U.S. District Court for the Eastern District of New York that it was declining to intervene in a filed qui tam action related to its investigation. The case was unsealed in April 2019 and counsel for the relator has stated that they intend to file an amended complaint under seal, which they intend to submit to the USAO-EDNY for further consideration.

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
Note 11.  Litigation Settlements

Antitrust Settlements

Numerous lawsuits have been filed against certain brand pharmaceutical manufacturers alleging that the manufacturer, by itself or in concert with others, took improper actions to delay or prevent generic drugs from entering the market. These lawsuits are generally brought as class actions. The Company is not typically named as a plaintiff in these lawsuits, but has been a member of the direct purchasers' class (i.e., those purchasers who purchase directly from these pharmaceutical manufacturers). None of the lawsuits have gone to trial, but some have settled in the past with the Company receiving proceeds from the settlement funds. During the three and nine months ended June 30, 2019, the Company recognized gains of $3.5 million and $142.7 million, respectively, related to these lawsuits. The Company recognized gains of $35.6 million and $35.9 million during the three and nine months ended June 30, 2018, respectively, related to these lawsuits. These gains, which are net of attorney fees and estimated payments due to other parties, were recorded as reductions to cost of goods sold in the Company’s Consolidated Statements of Operations.

Note 12.  Fair Value of Financial Instruments

The recorded amounts of the Company's cash and cash equivalents, accounts receivable, and accounts payable as of June 30, 2019 and September 30, 2018 approximate fair value based upon the relatively short-term nature of these financial instruments. Within Cash and Cash Equivalents, the Company had $1,520.0 million of investments in money market accounts as of June 30, 2019 and had $1,050.0 million of investments in money market accounts as of September 30, 2018. The fair value of the money market accounts was determined based upon unadjusted quoted prices in active markets for identical assets, otherwise known as Level 1 inputs.

The recorded amount of long-term debt (see Note 6) and the corresponding fair value as of June 30, 2019 were $4,018.6 million and $4,066.2 million, respectively. The recorded amount of long-term debt and the corresponding fair value as of September 30, 2018 were $4,158.5 million and $4,000.1 million, respectively. The fair value of long-term debt was determined based upon inputs other than quoted prices, otherwise known as Level 2 inputs.

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

The following illustrates reportable and operating segment revenue for the periods indicated:

	Three months ended June 30,		Nine months ended June 30,
(in thousands)	2019	2018	2019	2018
Pharmaceutical Distribution Services	$43,527,552	$41,581,866	$128,948,097	$119,972,917
Other:
MWI Animal Health	1,021,936	945,342	2,923,813	2,836,917
Global Commercialization Services	712,602	651,881	2,147,092	1,899,635
Total Other	1,734,538	1,597,223	5,070,905	4,736,552
Intersegment eliminations	(22,825)	(36,780)	(67,683)	(66,970)
Revenue	$45,239,265	$43,142,309	$133,951,319	$124,642,499

Intersegment eliminations primarily represent the elimination of certain Pharmaceutical Distribution Services reportable segment sales to MWI.

The following illustrates reportable segment operating income for the periods indicated:

	Three months ended June 30,		Nine months ended June 30,
(in thousands)	2019	2018	2019	2018
Pharmaceutical Distribution Services	$411,707	$392,652	$1,301,948	$1,269,940
Other	95,110	82,296	293,923	279,626
Intersegment eliminations	(142)	(525)	(698)	(761)
Total segment operating income	$506,675	$474,423	$1,595,173	$1,548,805

The following reconciles total segment operating income to income before income taxes for the periods indicated:

	Three months ended June 30,		Nine months ended June 30,
(in thousands)	2019	2018	2019	2018
Total segment operating income	$506,675	$474,423	$1,595,173	$1,548,805
Gain from antitrust litigation settlements	3,480	35,600	142,735	35,938
LIFO credit	9,913	16,142	79,747	16,142
PharMEDium remediation costs	(19,344)	(15,501)	(55,736)	(38,007)
New York State Opioid Stewardship Act	—	—	22,000	—
Acquisition-related intangibles amortization	(34,024)	(45,916)	(125,770)	(130,267)
Employee severance, litigation, and other	(60,006)	(75,553)	(156,067)	(143,023)
Impairment of long-lived assets	—	—	(570,000)	—
Operating income	406,694	389,195	932,082	1,289,588
Other (income) loss	(342)	(3,158)	(11,739)	26,289
Interest expense, net	35,921	47,151	121,366	131,652
Loss on consolidation of equity investments	—	—	—	42,328
Loss on early retirement of debt	—	—	—	23,766
Income before income taxes	$371,115	$345,202	$822,455	$1,065,553

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

The Company recorded a $13.7 million gain on the sale of an equity investment in Other (Income) Loss in the Company's Consolidated Statements of Operations in the nine months ended June 30, 2019.

The Company recorded a $30.0 million impairment of a non-customer note receivable related to a start-up venture in Other (Income) Loss in the Company's Consolidated Statements of Operations in the nine months ended June 30, 2018.

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

Executive Summary

This executive summary provides highlights from the results of operations that follow:

•	Revenue increased 4.9% and 7.5% from the prior year quarter and nine month period, respectively, primarily due to the revenue growth of our Pharmaceutical Distribution Services segment;

•
Pharmaceutical Distribution Services' gross profit increased 4.9% and 6.5% from the prior year quarter and nine month period, respectively, due to the increase in revenue. The current year nine month period was also favorably impacted by the January 2018 consolidation of Profarma Distribuidora de Produtos Farmacêuticos S.A. ("Profarma"), a leading pharmaceutical wholesaler in Brazil (see Note 2 of the Notes to Consolidated Financial Statements), and the January 2018 acquisition of H.D. Smith, and was negatively impacted by our pharmaceutical compounding operations as production at the Memphis, Tennessee facility has been suspended since December 2017 (see Notes 5 and 13 of the Notes to Consolidated Financial Statements). Gross profit in Other increased 5.1% and 2.1% from the prior year quarter and nine month period, respectively. The increase in the current year quarter was primarily due to growth at MWI. The increase in the current year nine month period was primarily due to growth at World Courier, the January 2018 consolidation of the specialty joint venture in Brazil, and ABCS's growth in its Canadian operations, offset in part by lower gross profit at the Lash consulting group within ABCS. Total gross profit in the current year nine month period was favorably impacted by increases in gains from antitrust litigation settlements and last-in, first-out ("LIFO") credits in the current year period, and the reversal of a previously-estimated assessment related to the New York State Opioid Stewardship Act;

•
Distribution, selling, and administrative expenses increased 4.9% and 7.7% from the prior year quarter and nine month period, respectively. The increase from the prior year quarter was primarily due to an increase in costs to support revenue growth. The increase in the nine month period was primarily due to the January 2018 consolidation of Profarma, the January 2018 acquisition of H.D. Smith, and due to an increase in costs to support the increase in revenue;

•
Operating income increased 4.5% in the current year quarter primarily due to an increase in total segment operating income, offset in part by a decrease in gains from antitrust litigation settlements and a lower LIFO credit. Operating income decreased 27.7% in the current year nine month period primarily due to a $570.0 impairment of PharMEDium's long-lived assets (see Note 5 of the Notes to Consolidated Financial Statements), offset in part by increases in gains from antitrust litigation settlements, LIFO credits, and total operating segment income;

•
Our effective tax rates were 18.6% and 12.2% for the quarter and nine month period ended June 30, 2019, respectively. Our effective tax rates were 19.5% and (33.4)% for the quarter and nine month period ended June 30, 2018, respectively. The effective tax rate in the nine month period ended June 30, 2019 was primarily impacted by the $570.0 million impairment of long-lived assets (see Note 5 of the Notes to Consolidated Financial Statements), which changed the mix of domestic and international income. The effective tax rate in the nine month period ended June 30, 2019 was also impacted by a $37.0 million decrease to the Company's transition tax related to the Tax Cuts and Jobs Act (the "2017 Tax Act"). The effective tax rate in the nine month period ended June 30, 2018 was primarily impacted by the effect of the 2017 Tax Act. Our effective tax rates for all periods reported herein were favorably impacted by the Company's international businesses in Switzerland and Ireland, which have lower income tax rates, and the benefit from stock option exercises and restricted stock vesting; and

•
Net income and earnings per share were significantly lower in the current year nine month period primarily due to the $570.0 million impairment of long-lived assets and the significant income tax benefit recognized in the prior year nine month period as a result of the 2017 Tax Act.

Results of Operations

Revenue

	Three months ended June 30,			Nine months ended June 30,
(dollars in thousands)	2019	2018	Change	2019	2018	Change
Pharmaceutical Distribution Services	$43,527,552	$41,581,866	4.7%	$128,948,097	$119,972,917	7.5%
Other:
MWI Animal Health	1,021,936	945,342	8.1%	2,923,813	2,836,917	3.1%
Global Commercialization Services	712,602	651,881	9.3%	2,147,092	1,899,635	13.0%
Total Other	1,734,538	1,597,223	8.6%	5,070,905	4,736,552	7.1%
Intersegment eliminations	(22,825)	(36,780)		(67,683)	(66,970)
Revenue	$45,239,265	$43,142,309	4.9%	$133,951,319	$124,642,499	7.5%

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

Revenue increased by 4.9% and 7.5% from the prior year quarter and nine month period, respectively, primarily due to the revenue growth in our Pharmaceutical Distribution Services segment.

The Pharmaceutical Distribution Services segment's revenue grew by 4.7% and 7.5% from the prior year quarter and nine month period, respectively, primarily due to the growth of some of its largest customers, continued strong specialty product sales, and overall market growth. In addition, revenue increased in the current year nine month period due to the January 2018 consolidation of Profarma and the January 2018 acquisition of H.D. Smith.

Revenue in Other increased 8.6% and 7.1% from the prior year quarter and nine month period, respectively. The increase from the prior year quarter was primarily due to growth at MWI and ABCS's growth in its Canadian operations. The increase from the prior year nine month period was primarily due to ABCS's growth in its Canadian operations, growth at MWI, the January 2018 consolidation of the specialty joint venture in Brazil, and growth at World Courier.

A number of our contracts with customers, including group purchasing organizations, are typically subject to expiration each year. We may lose a significant customer if an existing contract with such customer expires without being extended, renewed, or replaced. During the nine months ended June 30, 2019, no significant contracts expired. Over the next twelve months, there are no significant contracts scheduled to expire. Additionally, from time to time, significant contracts may be terminated in accordance with their terms or extended, renewed, or replaced prior to their expiration dates. If those contracts are extended, renewed, or replaced at less favorable terms, they may also negatively impact our revenue, results of operations, and cash flows.

Gross Profit

	Three months ended June 30,			Nine months ended June 30,
(dollars in thousands)	2019	2018	Change	2019	2018	Change
Pharmaceutical Distribution Services	$904,124	$862,291	4.9%	$2,774,689	$2,606,008	6.5%
Other	325,562	309,876	5.1%	977,045	956,898	2.1%
Intersegment eliminations	(142)	(525)		(698)	(761)
Gain from antitrust litigation settlements	3,480	35,600		142,735	35,938
LIFO credit	9,913	16,142		79,747	16,142
PharMEDium remediation costs	(11,698)	(12,043)		(41,943)	(34,549)
New York State Opioid Stewardship Act	—	—		22,000	—
Gross profit	$1,231,239	$1,211,341	1.6%	$3,953,575	$3,579,676	10.4%

Gross profit increased 1.6%, or $19.9 million, from the prior year quarter and 10.4%, or $373.9 million, from the prior year nine month period. Gross profit in the current year quarter was favorably impacted by the increase in Pharmaceutical Distribution Services' gross profit and the increase in gross profit in Other and was unfavorably impacted by lower gains from antitrust litigation settlements and a decrease in the LIFO credit. Gross profit in the current year nine month period was favorably impacted by the increase in Pharmaceutical Distribution Services' gross profit, the increase in gross profit in Other, an increase in gains from antitrust litigation settlements and the LIFO credit, and the reversal of a previously-estimated assessment related to the New York State Opioid Stewardship Act.

Our cost of goods sold for interim periods includes a LIFO provision that is recorded ratably on a quarterly basis and is based on our estimated annual LIFO provision. The annual LIFO provision, which we estimate on a quarterly basis, is affected by manufacturer pricing practices, which may be impacted by market and other external influences, expected changes in inventory quantities, and product mix, many of which are difficult to predict. Changes to any of the above factors may have a material impact to our annual LIFO provision. As of June 30, 2019, we reduced our estimate for generic deflation for fiscal 2019, which led to a reduction in the estimated annual LIFO credit.

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

Pharmaceutical Distribution Services' gross profit increased 4.9%, or $41.8 million, from the prior year quarter and 6.5%, or $168.7 million, from the prior year nine month period. Gross profit in the current year quarter and nine month period increased due to the increase in revenue. Gross profit in the current year nine month period was also favorably impacted by the January 2018 consolidation of Profarma and the January 2018 acquisition of H.D. Smith and was negatively impacted by our pharmaceutical compounding operations as production at our Memphis facility has been suspended since December 2017. As a percentage of revenue, Pharmaceutical Distribution Services' gross profit margin of 2.08% and 2.15% in the quarter and nine month period ended June 30, 2019, respectively, increased 1 basis point from the prior year quarter and decreased 2 basis points from the nine month period. The decrease in gross profit margin from the nine month period was primarily due to increased sales to our larger customers, which typically have lower gross profit margins, and due to a lower contribution from our pharmaceutical compounding operations as it shipped fewer units primarily due to the suspension of production at our Memphis facility since December 2017 and the implementation of certain remedial measures at our operational PharMEDium locations, offset in part by the January 2018 consolidation of Profarma and the January 2018 acquisition of H.D. Smith.

Gross profit in Other increased 5.1%, or $15.7 million, and 2.1%, or $20.1 million, from the prior year quarter and nine month period, respectively. Gross profit in the current year quarter increased primarily due to growth at MWI. Gross profit in the current year nine month period increased primarily due to growth at World Courier, the January 2018 consolidation of the specialty joint venture in Brazil, and ABCS's growth in its Canadian operations, offset in part by lower gross profit at the Lash consulting group within ABCS. As a percentage of revenue, gross profit margin in Other of 18.77% in the quarter ended June 30, 2019 decreased from 19.40% in the prior year quarter. As a percentage of revenue, gross profit margin in Other of 19.27% in the nine month period ended June 30, 2019 decreased from 20.20% in the prior year period. The decrease in gross profit margin in the quarter and nine month period ended June 30, 2019 was primarily due to the decrease in gross profit at the Lash consulting group within ABCS.

We recognized gains from antitrust litigation settlements with pharmaceutical manufacturers of $3.5 million and $142.7 million during the quarter and nine month period ended June 30, 2019, respectively, compared to gains of $35.6 million and $35.9 million in the prior year quarter and nine month period, respectively. The gains were recorded as reductions to Cost of Goods Sold (see Note 11 of the Notes to Consolidated Financial Statements).

Operating Expenses

	Three months ended June 30,			Nine months ended June 30,
(dollars in thousands)	2019	2018	Change	2019	2018	Change
Distribution, selling, and administrative	$656,943	$626,548	4.9%	$1,941,564	$1,802,496	7.7%
Depreciation and amortization	107,596	120,045	(10.4)%	353,862	344,569	2.7%
Employee severance, litigation, and other	60,006	75,553		156,067	143,023
Impairment of long-lived assets	—	—		570,000	—
Total operating expenses	$824,545	$822,146	0.3%	$3,021,493	$2,290,088	31.9%

Distribution, selling, and administrative expenses increased 4.9%, or $30.4 million, compared to the prior year quarter, and increased 7.7%, or $139.1 million, from the prior year nine month period. As a percentage of revenue, distribution, selling, and administrative expenses were 1.45% in the current and prior year periods. Pharmaceutical Distribution Services segment's expenses increased by 5.9% from the prior year quarter primarily due an increase in costs to support revenue growth. Pharmaceutical Distribution Services' expenses increased 10.9% from the prior year nine month period primarily due to an increase in costs to support revenue growth, the January 2018 consolidation of Profarma, and the January 2018 acquisition of H.D. Smith. Distribution, selling, and administrative expenses in Other increased 1.0% from the prior year quarter and were flat compared to the prior year nine month period as the reduction in operating expenses at the Lash consulting group was offset by the January 2018 consolidation of the specialty joint venture in Brazil.

Depreciation expense decreased 1.0% from the prior year quarter. Depreciation expense increased 5.8% from the prior year nine month period primarily due to the January 2018 acquisition of H.D. Smith and the January 2018 consolidation of Profarma. Amortization expense decreased 24.6% and 2.2% from the prior year quarter and nine month period, respectively. The decrease from the prior year quarter was primarily due to the impairment of PharMEDium intangible assets in March 2019 (see Note 5 of the Notes to Consolidated Financial Statements). The decrease from the prior year nine month period was primarily due to the impairment of PharMEDium intangible assets recorded in March 2019 and was largely offset by the amortization of intangible assets originating from our January 2018 acquisition of H.D. Smith and the January 2018 consolidation of Profarma.

Employee severance, litigation, and other in the quarter ended June 30, 2019 included $10.8 million of severance costs primarily related to PharMEDium restructuring activities and position eliminations resulting from our business transformation efforts and the integration of H.D. Smith, $18.8 million of litigation costs primarily related to legal fees in connection with opioid lawsuits and investigations, $12.3 million of acquisition-related deal and integration costs (primarily related to the integration of H.D. Smith), $16.3 million related to our business transformation efforts, and $1.8 million of other restructuring initiatives. Employee severance, litigation, and other in the quarter ended June 30, 2018 included $4.8 million of severance costs primarily related to position eliminations resulting from our business transformation efforts, $39.0 million of litigation costs primarily related to legal fees in connection with opioid lawsuits and investigations and related initiatives, $13.0 million related to our business transformation efforts, $9.7 million of other restructuring initiatives, and $9.0 million of acquisition-related deal and integration costs.

Employee severance, litigation, and other in the nine month period ended June 30, 2019 included $29.6 million of severance costs primarily related to PharMEDium restructuring activities, position eliminations resulting from our business transformation efforts and the integration of H.D. Smith, and restructuring activities related to our consulting business, $47.2 million of litigation costs primarily related to legal fees in connection with opioid lawsuits and investigations, $34.3 million of acquisition-related deal and integration costs (primarily related to the integration of H.D. Smith), $33.1 million related to our business transformation efforts, and $11.8 million of other restructuring initiatives. Employee severance, litigation, and other in the nine month period ended June 30, 2018 included $33.2 million of severance costs primarily related to position eliminations resulting from our business transformation efforts, $49.5 million of litigation costs primarily related to legal fees in connection with opioid lawsuits and investigations and related initiatives, $23.7 million related to our business transformation efforts, $22.0 million of acquisition-related deal and integration costs, and $14.7 million of other restructuring initiatives.

We recorded a $570.0 million impairment of PharMEDium's long-lived assets in the nine months ended June 30, 2019 (see Note 5 of the Notes to Consolidated Financial Statements).

Operating Income

	Three months ended June 30,			Nine months ended June 30,
(dollars in thousands)	2019	2018	Change	2019	2018	Change
Pharmaceutical Distribution Services	$411,707	$392,652	4.9%	$1,301,948	$1,269,940	2.5%
Other	95,110	82,296	15.6%	293,923	279,626	5.1%
Intersegment eliminations	(142)	(525)		(698)	(761)
Total segment operating income	506,675	474,423	6.8%	1,595,173	1,548,805	3.0%

Gain from antitrust litigation settlements	3,480	35,600		142,735	35,938
LIFO credit	9,913	16,142		79,747	16,142
PharMEDium remediation costs	(19,344)	(15,501)		(55,736)	(38,007)
New York State Opioid Stewardship Act	—	—		22,000	—
Acquisition-related intangibles amortization	(34,024)	(45,916)		(125,770)	(130,267)
Employee severance, litigation, and other	(60,006)	(75,553)		(156,067)	(143,023)
Impairment of long-lived assets	—	—		(570,000)	—
Operating income	$406,694	$389,195	4.5%	$932,082	$1,289,588	(27.7)%

Segment operating income is evaluated before gain from antitrust litigation settlements; LIFO credit; PharMEDium remediation costs; New York State Opioid Stewardship Act; acquisition-related intangibles amortization; employee severance, litigation, and other; and impairment of long-lived assets.

Pharmaceutical Distribution Services' operating income increased 4.9%, or $19.1 million, and 2.5%, or $32.0 million, from the prior year quarter and nine month period, respectively, primarily due to the increase in gross profit, offset in part by an increase in operating expenses. As a percentage of revenue, Pharmaceutical Distribution Services' operating income margin increased 1 basis point from the prior year quarter and decreased 5 basis points from the prior year nine month period. The decrease in operating income margin from the prior year nine month period was primarily due to a lower contribution from our pharmaceutical compounding operations.

Operating income in Other increased 15.6%, or $12.8 million, and 5.1%, or $14.3 million, from the prior year quarter and nine month period, respectively, primarily due to the increase in gross profit.

We recorded a $13.7 million gain on the sale of an equity investment in Other (Income) Loss in the nine month period ended June 30, 2019.

We recorded a $30.0 million impairment of a non-customer note receivable related to a start-up venture in Other (Income) Loss in the nine months ended June 30, 2018.

Interest expense, net and the respective weighted average interest rates in the quarter ended June 30, 2019 and 2018 were as follows:

	2019		2018
(dollars in thousands)	Amount	Weighted Average Interest Rate	Amount	Weighted Average Interest Rate
Interest expense	$48,710	3.73%	$52,845	3.64%
Interest income	(12,789)	1.99%	(5,694)	1.50%
Interest expense, net	$35,921		$47,151

Interest expense, net and the respective weighted average interest rates in the nine month period ended June 30, 2019 and 2018 were as follows:

	2019		2018
(dollars in thousands)	Amount	Weighted Average Interest Rate	Amount	Weighted Average Interest Rate
Interest expense	$147,828	3.74%	$140,212	3.55%
Interest income	(26,462)	1.89%	(8,560)	1.15%
Interest expense, net	$121,366		$131,652

Interest expense, net decreased 23.8%, or $11.2 million, from the prior year quarter and decreased 7.8%, or $10.3 million, from the prior year nine month period. The decrease from the prior year quarter was driven by an increase in interest income due to a $1,057 million increase in our average invested cash balance during the current year quarter and an increase in interest rates. Additionally, interest expense was lower due to a decrease in average borrowings. The decrease from the prior year nine month period was due to an increase in interest income due to an $876 million increase in our average invested cash balance during the current year nine month period and an increase in interest rates, offset in part by an increase in interest expense due to the December 2017 issuance of senior notes to finance our January 2018 acquisition of H.D. Smith and the January 2018 consolidation of Profarma's debt and related interest expense.

For nine month period ended June 30, 2018, we recorded a $42.3 million loss in connection with the January 2018 consolidations of Profarma and the specialty joint venture in Brazil and a $23.8 million loss on the early retirement of our $400 million of 4.875% senior notes that were due in 2019. The loss on the early retirement of the debt included a $22.3 million prepayment premium and $1.5 million of an unamortized debt discount and unamortized debt issuance costs.

Our effective tax rates were 18.6% and 12.2% for the quarter and nine month period ended June 30, 2019, respectively. Our effective tax rates were 19.5% and (33.4)% for the quarter and nine month period ended June 30, 2018, respectively. The effective tax rate in the nine month period ended June 30, 2019 was primarily impacted by the $570.0 million impairment of long-lived assets (see Note 5 of the Notes to Consolidated Financial Statements), which changed the mix of domestic and international income. The effective tax rate in the nine month period ended June 30, 2019 was also impacted by a $37.0 million decrease to our transition tax related to the 2017 Tax Act. The effective tax rate in the nine month period ended June 30, 2018 was primarily impacted by the effect of the 2017 Tax Act. Our effective tax rates for all periods reported herein were favorably impacted by our international businesses in Switzerland and Ireland, which have lower income tax rates, and the benefit from stock option exercises and restricted stock vesting.

Net income and earnings per share were significantly lower in the current year nine month period primarily due to the $570.0 million impairment of long-lived assets and the significant income tax benefit recognized in the prior year nine month period as a result of the 2017 Tax Act.

Liquidity and Capital Resources

The following table illustrates our debt structure as of June 30, 2019, including availability under the multi-currency revolving credit facility, the receivables securitization facility, the revolving credit note, and the overdraft facility:

(in thousands)	Outstanding Balance	Additional Availability
Fixed-Rate Debt:
$500,000, 3.50% senior notes due 2021	$498,779	$—
$500,000, 3.40% senior notes due 2024	497,621	—
$500,000, 3.25% senior notes due 2025	496,141	—
$750,000, 3.45% senior notes due 2027	742,889	—
$500,000, 4.25% senior notes due 2045	494,460	—
$500,000, 4.30% senior notes due 2047	492,422	—
Capital lease obligations	40	—
Nonrecourse debt	80,812	—
Total fixed-rate debt	3,303,164	—

Variable-Rate Debt:
Revolving credit note	—	75,000
Term loan due 2020	399,710	—
Overdraft facility due 2021 (£30,000)	33,657	4,428
Receivables securitization facility due 2021	350,000	1,100,000
Multi-currency revolving credit facility due 2023	—	1,400,000
Nonrecourse debt	98,171	—
Total variable-rate debt	881,538	2,579,428
Total debt	$4,184,702	$2,579,428

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

As of June 30, 2019 and September 30, 2018, our cash and cash equivalents held by foreign subsidiaries were $660.9 million and $842.5 million, respectively, and are generally based in U.S. dollar denominated holdings. In the nine months ended June 30, 2019, we repatriated $350.0 million of cash held by foreign subsidiaries to use for general corporate purposes.

We have increased seasonal needs related to our inventory build during the December and March quarters that, depending on our cash balance, may require the use of our credit facilities to fund short-term capital needs. Our cash balance in the nine months ended June 30, 2019 and 2018 needed to be supplemented by intra-period credit facility borrowings to cover short-term working capital needs. The largest amount of intra-period borrowings under our revolving and securitization credit facilities that was outstanding at any one time during the nine months ended June 30, 2019 and 2018 was $240.6 million and $1,508.2 million, respectively. We had $573.7 million and $24,493.9 million of cumulative intra-period borrowings that were repaid under our credit facilities during the nine months ended June 30, 2019 and 2018, respectively.

We have a $1.4 billion multi-currency senior unsecured revolving credit facility ("Multi-Currency Revolving Credit Facility"), which was scheduled to expire in November 2021, with a syndicate of lenders. In October 2018, we entered into an amendment to, among other things, extend the maturity to October 2023 and modify certain restrictive covenants, including modifications to allow for indebtedness of foreign subsidiaries. Interest on borrowings under the Multi-Currency Revolving Credit Facility accrues at specified rates based on our debt rating and ranges from 70 basis points to 110 basis points over CDOR/LIBOR/EURIBOR/Bankers Acceptance Stamping Fee, as applicable (91 basis points over CDOR/LIBOR/EURIBOR/Bankers Acceptance Stamping Fee as of June 30, 2019) and from 0 basis points to 10 basis points over the alternate base rate and Canadian prime rate, as applicable. We pay facility fees to maintain the availability under the Multi-Currency Revolving Credit Facility at specified rates based on our debt rating, ranging from 5 basis points to 15 basis points, annually, of the total commitment (9 basis points as of June 30, 2019). We may choose to repay or reduce our commitments under the Multi-Currency Revolving Credit Facility at any time. The Multi-Currency Revolving Credit Facility contains covenants, including compliance with a financial leverage ratio test, as well as others that impose limitations on, among other things, indebtedness of subsidiaries and asset sales, with which we were compliant as of June 30, 2019.

We have a commercial paper program whereby we may from time to time issue short-term promissory notes in an aggregate amount of up to $1.4 billion at any one time. Amounts available under the program may be borrowed, repaid, and re-borrowed from time to time. The maturities on the notes will vary, but may not exceed 365 days from the date of issuance. The notes will bear interest, if interest bearing, or will be sold at a discount from their face amounts. The commercial paper program does not increase our borrowing capacity as it is fully backed by our Multi-Currency Revolving Credit Facility. There were no borrowings outstanding under our commercial paper program as of June 30, 2019.

We have a $1,450 million receivables securitization facility ("Receivables Securitization Facility"), which was scheduled to expire in November 2019. In October 2018, we entered into an amendment to extend the maturity date to October 2021. We have available to us an accordion feature whereby the commitment on the Receivables Securitization Facility may be increased by up to $250 million, subject to lender approval, for seasonal needs during the December and March quarters. Interest rates are based on prevailing market rates for short-term commercial paper or LIBOR plus a program fee. We pay a customary unused fee at prevailing market rates, annually, to maintain the availability under the Receivables Securitization Facility. The Receivables Securitization Facility contains similar covenants to the Multi-Currency Revolving Credit Facility, with which we were compliant as of June 30, 2019.

In April 2019, we elected to repay $150.0 million of our outstanding Receivables Securitization Facility balance prior to the scheduled maturity date.

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
In October 2018, we refinanced $400 million of outstanding term loans by issuing a new $400 million variable-rate term loan ("October 2018 Term Loan"), which matures in October 2020. The October 2018 Term Loan bears interest at a rate equal to a base rate or LIBOR, plus a margin of 65 basis points. The October 2018 Term Loan contains similar covenants to the Multi-Currency Revolving Credit Facility, with which we were compliant as of June 30, 2019.
Nonrecourse debt is comprised of short-term and long-term debt belonging to the Brazil subsidiaries and is repaid solely from the Brazil subsidiaries' cash flows and such debt agreements provide that the repayment of the loans (and interest thereon) is secured solely by the capital stock, physical assets, contracts, and cash flows of the Brazil subsidiaries.

In November 2016, our board of directors authorized a share repurchase program allowing us to purchase up to $1.0 billion of outstanding shares of our common stock, subject to market conditions. During the nine months ended June 30, 2019, we purchased $125.8 million of our common stock under this program, which excluded $24.0 million of September 2018 purchases that cash settled in October 2018, to complete our authorization under this program.

In October 2018, our board of directors authorized a new share repurchase program allowing us to purchase up to $1.0 billion of outstanding shares of our common stock, subject to market conditions. During the nine months ended June 30, 2019, we purchased $373.0 million of our common stock, which included $0.1 million of June 2019 purchases that cash settled in July 2019. As of June 30, 2019, we had $627.0 million of availability remaining under this program.

We have market risk exposure to interest rate fluctuations relating to our debt. We manage interest rate risk by using a combination of fixed-rate and variable-rate debt. The amount of variable-rate debt fluctuates during the year based on our working capital requirements. We had $881.5 million of variable-rate debt outstanding as of June 30, 2019. We periodically evaluate financial instruments to manage our exposure to fixed and variable interest rates. However, there are no assurances that such instruments will be available in the combinations we want and/or on terms acceptable to us. There were no such financial instruments in effect as of June 30, 2019.

We also have market risk exposure to interest rate fluctuations relating to our cash and cash equivalents. We had $2,999.6 million in cash and cash equivalents as of June 30, 2019. The unfavorable impact of a hypothetical decrease in interest rates on cash and cash equivalents would be partially offset by the favorable impact of such a decrease on variable-rate debt. For every

$100 million of cash invested that is in excess of variable-rate debt, a 10 basis point decrease in interest rates would increase our annual net interest expense by $0.1 million.

We have minimal exposure to foreign currency and exchange rate risk from our non-U.S. operations. Our largest exposure to foreign exchange rates exists primarily with the Brazilian Real, the Euro, the U.K. Pound Sterling, and the Canadian Dollar. Revenue from our foreign operations is approximately two percent of our consolidated revenue. We may utilize foreign currency denominated forward contracts to hedge against changes in foreign exchange rates. We may use derivative instruments to hedge our foreign currency exposure, but not for speculative or trading purposes.

The following is a summary of our contractual obligations for future principal and interest payments on our debt, minimum rental payments on our noncancelable operating leases and financing obligations, and minimum payments on our other commitments as of June 30, 2019:

Payments Due by Period (in thousands)	Debt, Including Interest Payments	Operating Leases	Financing Obligations [1]	Other Commitments	Total
Within 1 year	$287,386	$95,058	$22,364	$85,630	$490,438
1-3 years	1,575,300	155,905	63,097	78,619	1,872,921
4-5 years	709,143	119,065	71,823	58,444	958,475
After 5 years	3,310,663	180,337	279,076	105,444	3,875,520
Total	$5,882,492	$550,365	$436,360	$328,137	$7,197,354

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

The 2017 Tax Act requires a one-time transition tax to be recognized on historical foreign earnings and profits. We expect to pay $182.6 million, net of overpayments and tax credits, related to the transition tax as of June 30, 2019, which is payable in installments over a six-year period commencing in January 2021. The transition tax commitment is included in "Other Commitments" in the above table.

Our liability for uncertain tax positions was $112.5 million (including interest and penalties) as of June 30, 2019. This liability represents an estimate of tax positions that we have taken in our tax returns which may ultimately not be sustained upon examination by taxing authorities. Since the amount and timing of any future cash settlements cannot be predicted with reasonable certainty, the estimated liability has been excluded from the above contractual obligations table.

During the nine months ended June 30, 2019, our operating activities provided cash of $1,671.2 million in comparison to $746.0 million in the prior year period. Cash provided by operations during the nine months ended June 30, 2019 was principally the result of an increase in accounts payable of $964.7 million, non-cash items of $957.2 million, and net income of $721.8 million, offset in part by an increases in accounts receivable of $672.7 million and inventories of $280.1 million. The increase in accounts payable was primarily driven by the increase in inventories and the timing of scheduled payments to suppliers. The non-cash items were comprised primarily of a $570.0 million impairment of PharMEDium's long-lived assets (see Note 5 of the Notes to Consolidated Financial Statements), $246.3 million of depreciation expense, and $137.8 million of amortization expense. The increase in accounts receivable was the result of our revenue growth and the timing of payments from our customers. The increase in our inventories as of June 30, 2019 reflects the increase in business volume.

We use days sales outstanding, days inventory on hand, and days payable outstanding to evaluate our working capital performance. The below financial metrics are calculated based upon a quarterly average and can be impacted by the timing of cash receipts and disbursements, which can vary significantly depending upon the day of the week in which the month ends.

	Three months ended June 30,		Nine months ended June 30,
	2019	2018	2019	2018
Days sales outstanding	25.1	24.6	25.2	24.4
Days inventory on hand	28.0	28.7	28.6	30.5
Days payable outstanding	57.7	56.8	58.1	56.6

Our days inventory on hand in the nine months ended June 30, 2018 were higher than the current year nine month period primarily due to the prior year onboarding of new business with our largest customer.

Our cash flows from operating activities can vary significantly from period to period based upon fluctuations in our period-end working capital account balances. Additionally, any changes to payment terms with a significant customer or manufacturer supplier could have a material impact to our cash flows from operations. Operating cash flows during the nine months ended June 30, 2019 included $137.6 million of interest payments and $94.3 million of income tax payments, net of refunds. Operating cash flows during the nine months ended June 30, 2018 included $129.0 million of interest payments and $93.2 million of income tax payments, net of refunds.

During the nine months ended June 30, 2018, our operating activities provided $746.0 million of cash. Cash provided by operations during the nine months ended June 30, 2018 was principally the result of net income of $1,421.9 million, an increase in accounts payable of $463.9 million, and an increase in income taxes payable of $269.5 million, offset in part by an increase in accounts receivable of $1,107.6 million and negative non-cash items of $241.2 million. The increase in accounts payable was primarily driven by the timing of scheduled payments to suppliers. The increase in income taxes payable was primarily driven by a one-time transition tax on historical foreign earnings and profits through December 31, 2017 in connection with tax reform. The increase in accounts receivable was the result of our revenue growth and the timing of payments from our customers. The non-cash items were comprised primarily of a $747.4 million deferred income tax benefit, $233.5 million of depreciation expense, and $149.1 million of amortization expense. The deferred income tax benefit was primarily the result of applying a lower U.S. federal income tax rate to net deferred tax liabilities as of December 31, 2017 in connection with tax reform.

Capital expenditures for the nine months ended June 30, 2019 and 2018 were $230.8 million and $248.4 million, respectively. Significant capital expenditures in the nine months ended June 30, 2019 included costs associated with the construction of a new support facility and technology initiatives, including costs related to enhancing and upgrading our information technology systems. We currently expect to invest approximately $300 million for capital expenditures during fiscal 2019. Significant capital expenditures in the nine months ended June 30, 2018 included technology initiatives, including costs related to enhancing and upgrading our information technology systems and costs associated with expanding distribution capacity.

We acquired businesses to support our animal health business for $54.0 million and $70.0 million in the nine months ended June 30, 2019 and 2018, respectively. In the nine months ended June 30, 2018, we also acquired H.D. Smith, the largest independent pharmaceutical wholesaler in the United States, for $815.0 million. In addition, we made incremental investments in Brazil totaling $78.1 million. The cash used on the above investments was offset by $179.6 million of cash consolidated in connection with the Brazil investments (see Note 2 of the Notes to Consolidated Financial Statements).

Net cash used in financing activities in the nine months ended June 30, 2019 principally resulted from $522.8 million in purchases of our common stock and $255.1 million in cash dividends paid on our common stock. Net cash provided by financing activities in the nine months ended June 30, 2018 principally resulted from the issuance of $750 million of 3.45% senior notes and the issuance of $500 million of 4.30% senior notes, offset in part by the early retirement of $400 million of 4.875% senior notes.

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

Cautionary Note Regarding Forward-Looking Statements

Certain of the statements contained in this Management's Discussion and Analysis of Financial Condition and Results of Operations and elsewhere in this report are "forward-looking statements" within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. Words such as "expect," "likely," "outlook," "forecast," "would," "could," "should," "can," "project," "intend," "plan," "continue," "sustain," "synergy," "on track," "believe," "seek," "estimate," "anticipate," "may," "possible," "assume," variations of such words, and similar expressions are intended to identify such forward-looking statements. These statements are based on management's current expectations and are subject to uncertainty and changes in circumstances and speak only as of the date hereof. These statements are not guarantees of future performance and are based on assumptions and estimates that could prove incorrect or could cause actual results to vary materially from those indicated. Among the factors that could cause actual results to differ materially from those projected, anticipated, or implied are the following: unfavorable trends in brand and generic pharmaceutical pricing, including in rate or frequency of price inflation or deflation; competition and industry consolidation of both customers and suppliers resulting in increasing pressure to reduce prices for our products and services; changes in pharmaceutical market growth rates; changes in the United States healthcare and regulatory environment, including changes that could impact prescription drug reimbursement under Medicare and Medicaid; increasing governmental regulations regarding the pharmaceutical supply channel and pharmaceutical compounding; declining reimbursement rates for pharmaceuticals; continued federal and state government enforcement initiatives to detect and prevent suspicious orders of controlled substances and the diversion of controlled substances; increased public concern over the abuse of opioid medications; continued prosecution or suit by federal, state and other governmental entities of alleged violations of laws and regulations regarding controlled substances, and any related disputes, including shareholder derivative lawsuits; increased federal scrutiny and litigation, including qui tam litigation, for alleged violations of laws and regulations governing the marketing, sale, purchase and/or dispensing of pharmaceutical products or services, and associated reserves and costs; material adverse developments or resolution of pending legal proceedings; the retention of key customer or supplier relationships under less favorable economics or the adverse resolution of any contract or other dispute with customers or suppliers; changes to customer or supplier payment terms; risks associated with the strategic, long-term relationship between Walgreens Boots Alliance, Inc. and the Company, including principally with respect to the pharmaceutical distribution agreement and/or the global generic purchasing services arrangement; changes in tax laws or legislative initiatives that could adversely affect the Company's tax positions and/or the Company's tax liabilities or adverse resolution of challenges to the Company's tax positions; regulatory or enforcement action in connection with the production, labeling or packaging of products compounded by our compounded sterile preparations (CSP) business or the related consent decree; suspension of production of CSPs, including continued suspension at our Memphis facility; managing foreign expansion, including non-compliance with the U.S. Foreign Corrupt Practices Act, anti-bribery laws, economic sanctions and import laws and regulations; financial market volatility and disruption; substantial defaults in payment, material reduction in purchases by or the loss, bankruptcy or insolvency of a major customer; the loss, bankruptcy or insolvency of a major supplier; changes to the customer or supplier mix; malfunction, failure or breach of sophisticated information systems to operate as designed; risks generally associated with data privacy regulation and the international transfer of personal data; natural disasters or other unexpected events that affect the Company’s operations; the impairment of goodwill or other intangible assets (including any additional impairments with respect to foreign operations or PharMEDium), resulting in a charge to earnings; the acquisition of businesses that do not perform as expected, or that are difficult to integrate or control, including the integration of H. D. Smith and PharMEDium, or the inability to capture all of the anticipated synergies related thereto or to capture the anticipated synergies within the expected time period; the fact that the acquisition of H. D. Smith may make it more difficult to establish or maintain relationships with employees, suppliers, customers and other business partners; the Company's ability to manage and complete divestitures; the disruption of the Company's cash flow and ability to return value to its stockholders in accordance with its past practices; interest rate and foreign currency exchange rate fluctuations; declining economic conditions in the United States and abroad; and other economic, business, competitive, legal, tax, regulatory and/or operational factors affecting the Company's business generally. Certain additional factors that management believes could cause actual outcomes and results to differ materially from those described in forward-looking statements are set forth (i) elsewhere in this report, (ii) in Item 1A (Risk Factors), in the Company’s Annual Report on Form 10-K for the fiscal year ended September 30, 2018 and elsewhere in that report and (iii) in other reports filed by the Company pursuant to the Securities Exchange Act. The Company undertakes no obligation to publicly update or revise any forward-looking statements, except as required by the federal securities laws.

ITEM 3.  Quantitative and Qualitative Disclosures About Market Risk

The Company’s most significant market risks are the effects of changing interest rates, foreign currency risk, and changes in the price and volatility of the Company’s common stock.  See the discussion under "Liquidity and Capital Resources" in Item 2 on page 29.

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

Changes in Internal Control over Financial Reporting

During the third quarter of fiscal 2019, there was no change in AmerisourceBergen Corporation’s internal control over financial reporting that materially affected, or is reasonably likely to materially affect, internal control over financial reporting.

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

ITEM 2.  Unregistered Sales of Equity Securities and Use of Proceeds

(c) Issuer Purchases of Equity Securities

The following table sets forth the number of shares purchased, the average price paid per share, the total number of shares purchased as part of publicly announced programs, and the approximate dollar value of shares that may yet be purchased under the programs during each month in the third quarter ended June 30, 2019.

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Programs	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Programs
April 1 to April 30	116	$75.35	—	$801,896,921
May 1 to May 31	1,038,138	$79.56	1,034,499	$719,581,614
June 1 to June 30	1,111,252	$83.29	1,111,252	$627,021,288
Total	2,149,506		2,145,751

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

101
Financial statements from the Quarterly Report on Form 10-Q of AmerisourceBergen Corporation for the quarter ended June 30, 2019, formatted in Extensible Business Reporting Language (XBRL): (i) the Consolidated Balance Sheets, (ii) the Consolidated Statements of Operations, (iii) the Consolidated Statements of Comprehensive Income, (iv) the Consolidated Statements of Changes in Stockholders' Equity, (v) the Consolidated Statements of Cash Flows, and (vi) the Notes to Consolidated Financial Statements.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

AMERISOURCEBERGEN CORPORATION

August 1, 2019	/s/ Steven H. Collis
Steven H. Collis
Chairman, President & Chief Executive Officer

August 1, 2019	/s/ James F. Cleary
James F. Cleary
Executive Vice President & Chief Financial Officer