Form 10-K
period 2019-09-30
AMERISOURCEBERGEN CORP
filed 2019-11-19
CIK 1140859

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-K

☑   ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE FISCAL YEAR ENDED September 30, 2019

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
Indicate by check mark if the registrant is a well-known seasoned issuer (as defined in Rule 405 of the Securities Act). Yes ☑ No ☐
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934. Yes ☐ No ☑
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐
Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (Section 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☑ No ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of "large accelerated filer," "accelerated filer," "smaller reporting company," and "emerging growth company" in Rule 12b-2 of the Exchange Act:
Large accelerated filer ☑  Accelerated filer ☐  Non-accelerated filer ☐  Smaller reporting company ☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Securities Exchange Act of 1934). Yes ☐ No ☑
The aggregate market value of voting stock held by non-affiliates of the registrant on March 31, 2019 based upon the closing price of such stock on the New York Stock Exchange on March 31, 2019 was $9,817,515,026.
The number of shares of common stock of AmerisourceBergen Corporation outstanding as of October 31, 2019 was 205,922,186.
Documents Incorporated by Reference
Portions of the following document are incorporated by reference in the Part of this report indicated below:
Part III — Registrant's Proxy Statement for the 2020 Annual Meeting of Stockholders.

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
Industry Overview
Pharmaceutical sales in the United States, as recently estimated by IQVIA, an independent third-party provider of information to the pharmaceutical and healthcare industry, are expected to grow at a compound annual growth rate of approximately 4.2% from 2018 through 2023, and the growth rate is dependent, in part, on pharmaceutical manufacturer price increases.
In addition to general economic conditions, factors that impact the growth of the pharmaceutical industry in the United States and other industry trends include:
Aging Population. The number of individuals age 65 and over in the United States is expected to exceed 61 million by 2023 and is the most rapidly growing segment of the population. This age group suffers from more chronic illnesses and disabilities than the rest of the population and accounts for a substantial portion of total healthcare expenditures in the United States.
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
Strategy
Our business strategy is focused on the global pharmaceutical supply channel where we provide value-added distribution and global commercialization services to healthcare providers (primarily pharmacies, health systems, medical and dialysis clinics, physicians, and veterinarians) and pharmaceutical manufacturers that improve channel efficiencies and patient outcomes. Implementing this disciplined and focused strategy in a seamless and unified way has allowed us to significantly expand our business, and we believe we are well positioned to grow revenue and increase operating income through the execution of the following key elements of our business strategy:

•
Optimize and Grow Our Pharmaceutical Distribution and Strategic Global Sourcing Businesses.  We believe we are well positioned in size and market breadth to continue to grow our distribution businesses as we invest to improve our operating and capital efficiencies. Distribution, including specialty pharmaceuticals, anchors our growth and position in the pharmaceutical supply channel as we provide superior distribution services and deliver value-added solutions, which improve the efficiency and competitiveness of both healthcare providers and pharmaceutical manufacturers, thus allowing the pharmaceutical supply channel to better deliver healthcare to patients.

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
We believe we have one of the lowest operating cost structures among all pharmaceutical distributors. Our robust distribution facility network includes a national distribution center in Columbus, OH, which offers pharmaceutical manufacturers a single shipping destination. We continue to seek opportunities to achieve increased productivity and operating income gains as we invest in and continue to implement warehouse automation technology, adopt "best practices" in warehousing activities, and increase operating leverage by increasing volume per full-service distribution facility. We continue to seek opportunities to expand our offerings in our Pharmaceutical Distribution and Strategic Global Sourcing businesses.

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
Operations
Operating Structure. We are organized based upon the products and services we provide to our customers. Our operations as of September 30, 2019 are comprised of the Pharmaceutical Distribution Services reportable segment and other operating segments that are not significant enough to require separate reportable segment disclosure, and, therefore, have been included in Other for the purpose of reportable segment presentation.
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
Our two largest customers, Walgreens Boots Alliance, Inc. ("WBA") and Express Scripts, Inc. ("Express Scripts"), accounted for approximately 34% and approximately 13%, respectively, of revenue in the fiscal year ended September 30, 2019. Our top 10 customers, including governmental agencies and group purchasing organizations ("GPO"), represented approximately 64% of revenue in the fiscal year ended September 30, 2019. The loss of any major customer or GPO relationship could adversely affect future revenue and results of operations. Additionally, from time to time, significant contracts may be terminated in accordance with their terms or extended, renewed, or replaced prior to their expiration dates. If those contracts are not renewed or are extended, renewed, or replaced at less favorable terms, they may negatively impact our revenue, results of operations, and cash flows.
Suppliers. We obtain pharmaceutical and other products from manufacturers, none of which accounted for 10% or more of our purchases in the fiscal year ended September 30, 2019. The loss of a supplier could adversely affect our business if alternate sources of supply are unavailable since we are committed to be the primary source of pharmaceutical products for a majority of our customers. We believe that our relationships with our suppliers are strong. The 10 largest suppliers in fiscal year ended September 30, 2019 accounted for approximately 45% of our purchases.
Information Systems. The Pharmaceutical Distribution Services operating segment operates its full-service wholesale pharmaceutical distribution facilities in the United States on two primary enterprise resource planning ("ERP") systems. We are currently working to transition all of these facilities to a single primary ERP system. Pharmaceutical Distribution Services’ ERP systems provide for, among other things, electronic order entry by customers, invoice preparation and purchasing, and inventory tracking. All of our other operating segments operate the majority of their businesses on their own common operating systems resulting in the ability to rapidly deploy new capabilities. We are currently making significant investments to enhance and upgrade the operating systems utilized by our other operating segments.
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
A significant portion of our data center operations, which were previously outsourced to third-party providers, is now insourced.
Competition
We face a highly competitive global environment in the distribution of pharmaceuticals and related healthcare services. Our largest competitors are McKesson Corporation ("McKesson"), Cardinal Health, Inc. ("Cardinal"), FFF Enterprises, Henry Schein, Inc., and UPS Logistics, among others. Pharmaceutical Distribution Services competes with both McKesson and Cardinal, as well as national generic distributors and regional distributors within pharmaceutical distribution. In addition, we compete with manufacturers who sell directly to customers, chain drugstores who manage their own warehousing, specialty distributors, and packaging and healthcare technology companies. ABCS, World Courier, and MWI also face competition from a variety of businesses. In all areas, competitive factors include price, product offerings, value-added service programs, service and delivery, credit terms, and customer support.
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
Employees
As of September 30, 2019, we had approximately 22,000 employees, of which approximately 21,000 were full-time employees. Approximately 2% of our employees are covered by collective bargaining agreements. We believe that our relationship with our employees is good. If any of our employees in locations that are unionized should engage in strikes or other such bargaining tactics in connection with the negotiation of new collective bargaining agreements upon the expiration of any existing collective bargaining agreements, such tactics could be disruptive to our operations and adversely affect our results of operations. However, we believe we have adequate contingency plans in place to assure delivery of pharmaceuticals to our customers in the event of any such disruptions.

Government Regulation
We are subject to extensive oversight by various federal and state governmental entities and we are subject to, and affected by, a variety of federal and state laws, regulations, and policies.
The U.S. Drug Enforcement Administration ("DEA"), the U.S. Food and Drug Administration ("FDA"), the U.S. Department of Justice ("DOJ"), and various other federal and state authorities regulate the compounding, purchase, storage, and/or distribution of pharmaceutical products, including controlled substances. Wholesale distributors of controlled substances and entities that compound pharmaceuticals that contain controlled substances must hold valid DEA licenses, meet various security and operating standards, and comply with regulations governing the sale, marketing, compounding, packaging, holding, and distribution of controlled substances. Our Section 503B outsourcing facilities must comply with current Good Manufacturing Practices ("cGMPs") and are inspected by the FDA periodically to determine that we are complying with such cGMPs. DEA, FDA, DOJ, and state authorities have broad enforcement powers, including the ability to suspend our distribution centers or Section 503B outsourcing facilities from distributing pharmaceutical products (including controlled substances), seize or recall products, and impose significant criminal, civil, and administrative sanctions. On May 17, 2019, PharMEDium Healthcare Holdings, Inc. ("PharMEDium") reached an agreement on the terms of a consent decree (the "Consent Decree") with the FDA and the Consumer Protection Branch of the Civil Division of the DOJ that was entered by the United States District Court for the Northern District of Illinois on May 22, 2019. The Consent Decree permits commercial operations to continue at PharMEDium’s Dayton, New Jersey and Sugar Land, Texas compounding facilities and administrative operations to continue at its Lake Forest, Illinois headquarters subject to compliance with the requirements of the Consent Decree. As required by the Consent Decree, we have completed audit inspections by an independent cGMP expert at the Dayton and Sugar Land facilities to confirm that the facilities are being operated in conformity with cGMP. Additional audit inspections by the independent cGMP expert of the Sugar Land and Dayton facilities are also required at least annually for four years. The Consent Decree also establishes requirements that must be satisfied prior to the resumption of commercial operations at the Memphis, Tennessee facility, where we voluntarily suspended production activities in December 2017. We continue the ongoing compliance efforts of our subsidiary PharMEDium, including efforts to resume commercial distribution at the Memphis, Tennessee facility.
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
The regulation of public and private health insurance and benefit programs can also affect our business and scrutiny of the healthcare delivery and reimbursement systems in the United States can be expected to continue at both the state and federal levels. This process may result in additional legislation and/or regulation governing the production, delivery, or pricing of pharmaceutical products and other healthcare services. In addition, changes in the interpretations of existing regulations may result in significant additional compliance costs or the discontinuation of our ability to continue to operate our distribution centers or Section 503B outsourcing facilities, which may have a material adverse effect on our financial condition and results of operations.

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
Some of our businesses collect, maintain, and/or access other personal information (including sensitive personal information) that is subject to federal and state laws protecting such information, in addition to the requirements of HIPAA, the HITECH Act, and the implementing regulations. Personally identifiable information is also highly regulated in many other countries in which we operate. As such regulations continue to evolve, we must comply with applicable privacy and security requirements of these countries, including but not limited to those in the European Union. Most notably certain aspects of our business are subject to the European Union's General Data Protection Regulation ("GDPR") which became effective on May 25, 2018, and the recently enacted California Consumer Protection Act ("CCPA") which becomes effective on January 1, 2020 (with the promulgation of regulations due to be released on July 1, 2020). We have implemented a privacy and information security compliance program to facilitate our ongoing efforts to comply with GDPR, CCPA and other applicable privacy regulations. There can be no assurances that compliance with these requirements will not impose new costs on our business.
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

ITEM 1A.    RISK FACTORS
The following discussion describes certain risk factors that we believe could affect our business and prospects. These risk factors are in addition to those set forth elsewhere in this report. Our business operations could also be affected by additional factors that are not presently known to us or that we currently consider not to be material. The reader should not consider this list to be a complete statement of all risks and uncertainties.
Our results of operations could be adversely impacted by manufacturer pricing changes.
In fiscal 2019, we continued to experience unfavorable brand and generic pharmaceutical pricing trends, which negatively impacted our Pharmaceutical Distribution Services reportable segment profit and our consolidated operating earnings. We expect these trends to continue in fiscal 2020, which could have an adverse effect on our results of operations.

Our contractual arrangements with pharmaceutical manufacturers for the purchase of brand pharmaceutical products generally use wholesale acquisition cost ("WAC") as the reference price. We sell brand pharmaceutical products to many of our customers using WAC as the reference price and to other customers based on their negotiated contract price. If manufacturers change their pricing policies or practices with regard to WAC or if prices charged by manufacturers do not align with prices negotiated to be paid by our customers, and we are unable to negotiate alternative ways to be compensated by manufacturers or customers for the value of our services, our results of operations could be adversely affected. Additionally, there are a number of policy initiatives being considered which, if enacted, could directly or indirectly regulate or impact WAC list prices. If such initiatives are passed and we are unable to negotiate equitable changes with our suppliers and/or customers, our results of operations could be adversely impacted.

The pharmaceutical products that we purchase are also subject to price inflation and deflation. Additionally, certain distribution service agreements that we have entered into with brand and generic pharmaceutical manufacturers have a price appreciation component to them. As a result, our gross profit from brand-name and generic pharmaceuticals continues to be subject to fluctuation based upon the timing and extent of manufacturer price increases, which we do not control. If the frequency or rate of brand and generic pharmaceutical price increases slows, whether due to regulatory mandates, the implementation of legislative proposals, policy initiatives or voluntary manufacturer actions, our results of operations could be adversely affected. In addition, generic pharmaceuticals are also subject to price deflation. If the frequency or rate of generic pharmaceutical price deflation accelerates, the negative impact on our results of operations will be greater.

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
At the federal level, the DQSA establishes federal traceability standards requiring drugs to be labeled and tracked at the bottle level, preempts state drug pedigree requirements, and will require all supply-chain stakeholders to participate in an electronic, interoperable prescription drug traceability system by November 2023. The DQSA also established requirements for drug wholesale distributors and third-party logistics providers, including licensing requirements applicable in states that had not previously licensed third-party logistics providers. In addition, the DQSA established 503B outsourcing facilities as a category for providers of CSPs, allowing such facilities to voluntarily register with the FDA. Our CSP business locations have registered with the FDA as 503B outsourcing facilities and have implemented policies and procedures to achieve compliance with current federal and state requirements for such facilities.
There can be no assurance that we are fully compliant with the DQSA requirements, or with additional related state regulatory and licensing requirements, and any failure to comply may result in suspension or delay of certain operations and additional costs to bring our facilities into compliance. Moreover, we expect that the FDA will continue to issue draft and final guidance and to promulgate regulations in its efforts to implement the requirements in the DQSA, including those relating to current good manufacturing practices ("cGMPs") and other matters related to 503B outsourcing facilities, which may require changes to our business, some of which may be significant. Additional details on risks related to our 503B outsourcing facilities and implementation of cGMPs are described below.
As discussed in the risk factor below about public concern over the abuse of opioid medications, certain governmental and regulatory agencies, as well as state and local jurisdictions, are focused on the abuse of opioid medications in the United States. In addition to conducting investigations and participating in litigation related to the misuse of prescription opioid medications, federal, state and local governmental and regulatory agencies are considering legislation and regulatory measures to limit opioid prescriptions and more closely monitor product distribution, prescribing, and dispensing of these drugs.
Complying with the DQSA requirements and other chain of custody and pharmaceutical distribution and compounding requirements, including follow-on actions related to current public concern over the abuse of opioid medications, could result in suspension or delays in our production and distribution activities which may increase our costs and could otherwise adversely affect our results of operations.
Legal, regulatory, and legislative changes with respect to reimbursement, pricing, and contracting may adversely affect our business and results of operations, including through declining reimbursement rates.
Both our business and our customers' businesses may be adversely affected by laws and regulations reducing reimbursement rates for pharmaceuticals and/or medical treatments or services, changing the methodology by which reimbursement levels are determined, or regulating pricing, contracting, and discounting practices with respect to medical products and services. Additionally, on occasion, price increases and pricing practices with respect to certain brand and generic pharmaceuticals have been the subject of U.S. Congressional inquiries, federal and state investigations and private litigation. Any law or regulation impacting pharmaceutical pricing or reimbursement, such as pricing controls or indexing models at the federal or state level, could adversely affect our operations.
Federal insurance and healthcare reform legislation known as the Affordable Care Act ("ACA") became law in March 2010, and included numerous reforms broadening healthcare access and affecting Medicare and Medicaid reimbursement, pricing, and contracting for prescription drugs, including changes to the Medicaid rebate statute. Given the scope of the changes made by the ACA and continuing implementation controversies, we cannot predict the impact of every aspect of the law on our operations. Likewise, we cannot predict the impact of any efforts to change or repeal any provisions of the ACA may have on the ACA or other healthcare legislation and regulation.
Subsequent legislation has made additional changes to federal drug payment policies, including the Bipartisan Budget Act of 2018, which increased the Medicaid rebate due with respect to line extensions of single source or innovator multiple source oral solid dosage form drugs. The federal government and state governments could take other actions in the future that impact Medicaid reimbursement and rebate amounts or the cost of drugs. Any reduction in the Medicaid reimbursement rates to our customers may indirectly impact the prices that we can charge our customers for multiple source pharmaceuticals and cause corresponding declines in our profitability.
There can be no assurance that recent or future changes in Medicaid prescription drug reimbursement policies will not have an adverse impact on our business. Unless we are able to successfully advocate to prevent or mitigate the impact of these legislative and regulatory changes, these changes in reimbursement and related reporting requirements could adversely affect our results of operations.
Our businesses also sell specialty and other drugs to physicians, hospitals, community oncology practices and other providers that are reimbursed under Part B of the Medicare program. The Centers of Medicare & Medicaid Services ("CMS") published a final rule on November 13, 2017 that reduces Medicare outpatient hospital reimbursement for separately payable drugs (other than vaccines) purchased through the 340B drug discount program from average sales price ("ASP") plus 6% to ASP minus 22.5% (with certain exceptions), effective January 1, 2018. On December 27, 2018, the United States District Court for the District of Columbia concluded that this policy exceeded CMS statutory authority (with regard to 2018 payments). While the appeals process is still underway, CMS solicited comments in the proposed calendar year 2020 Medicare outpatient prospective payment system rule on appropriate payment for such 340B-acquired drugs, potentially including a reduced rate of ASP plus 3%

for calendar years 2018 through 2020. Separately, on November 21, 2018, CMS published a final rule that reduces from 6% to 3% the “add-on” payment for new, separately-payable Part B drugs and biologicals that are paid based on WAC when ASP data during first quarter or sales is unavailable.
The federal government may adopt measures in the future that would further reduce Medicare and/or Medicaid spending or impose additional requirements on healthcare entities. Notably, the Trump Administration and members of Congress proposed numerous amendments to Part B drug distribution and payment models during 2018 and have continued to do so throughout 2019. Some of these proposals could have significant effects on our business, including a potential proposal to create an “International Pricing Index” payment model that would modify distribution methods for Part B drugs and tie reimbursement rates to international drug pricing metrics. Any future reductions in Medicare reimbursement rates or modifications to Medicare drug pricing regulations such as ASP calculations could negatively impact our customers' businesses and their ability to continue to purchase such drugs from us, or could indirectly affect the structure of our relationships with manufacturers and our customers. At this time, we can provide no assurances that future Medicare and/or Medicaid payment or policy changes, if adopted, would not have a material adverse effect on our business.
Finally, federal and state governments may adopt policies affecting drug pricing and contracting practices outside of the context of federal programs such as Medicare and Medicaid, which may adversely affect our business. For example, several states have adopted laws that require drug manufacturers to provide advance notice of certain price increases and to report information relating to those price increases, while others have taken legislative or administrative action to establish prescription drug affordability boards or multi-payer purchasing pools to reduce the cost of prescription drugs. On July 31, 2019, the Department of Health and Human Services announced a “Safe Importation Action Plan” that outlines two potential pathways to allow importation of certain drugs from foreign markets. There can be no assurances that future changes to drug reimbursement policies, drug pricing and contracting practices outside of federal healthcare programs, or to government drug price regulation programs such as the Medicaid rebate, ASP, or 340B program will not have an adverse impact on our business.

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

We are currently engaged in discussions with the objective of reaching potential terms for a global resolution of the multi-district opioid litigation and other related state court litigation described in Note 13 of the Notes to Consolidated Financial Statements. Given the large number of parties involved, the complexity and difficulty of the underlying issues, and the resulting uncertainty of achieving a potential global resolution, we continue to litigate and prepare for trial in the cases pending in the multi-district opioid litigation as well as in state courts where lawsuits have been filed, and intend to continue to vigorously defend ourselves in all such cases. Since these matters are still developing, we are unable to predict the outcome, but the result of these lawsuits could include excessive monetary verdicts and/or injunctive relief that may affect how we operate our business, or we may enter into settlements of claims that may also include monetary payments and/or injunctive relief. The adverse resolution of any of these lawsuits or investigations could have a material adverse effect on our business, results of operations, and cash flows and could result in a lower than historical level of capital available for deployment, including a lower level of capital returned to stockholders.

Legislative, regulatory or industry measures to address the misuse of prescription opioid medications may also affect our business in ways that we are not be able to predict. For example, New York has instituted an opioid excise tax, which went into effect on July 1, 2019, and taxes entities that make the initial sale or distribution of opioid medications into the state. In addition, Rhode Island and Delaware have enacted opioid taxes, Minnesota has enacted increased licensure fees, and other states are considering legislation that could require entities to pay an assessment or tax on the sale or distribution of opioid medications in those states. If additional state or local jurisdictions enact legislation that taxes or assesses the sale or distribution of opioid medications and we are not able to mitigate the impact on our business through operational changes or commercial arrangements where permitted, such legislation in the aggregate may have a material adverse effect on the Company's results of operations, cash flows, or financial condition.

Our business, results of operations, and cash flows could be adversely affected by legal proceedings.
We conduct our operations through a variety of businesses, including the distribution of pharmaceuticals, the dispensing of healthcare products, and the provision of services to the pharmaceutical industry. Each of our businesses may cause us to become involved in legal disputes or proceedings involving healthcare fraud and abuse, the False Claims Act, antitrust, class action, commercial, employment, environmental, intellectual property, licensing, and various other claims, including claims related to opioid medications as discussed in the above risk factor. Litigation is costly, time-consuming, and disruptive to ordinary business operations. The defense and resolution of these current and future proceedings could have a material adverse effect on our results of operations and financial condition. Violations of various federal and state laws, including with respect to the marketing, sale, purchase, and dispensing of pharmaceutical products and the provision of services to the pharmaceutical industry, can result in criminal, civil, and administrative liability for which there can be significant financial damages, criminal and civil penalties, and possible exclusion from participation in federal and state health programs. Any settlement, judgment or fine could materially adversely affect our results of operations.
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
WBA accounted for approximately 34% of our revenue in the fiscal year ended September 30, 2019. Express Scripts accounted for approximately 13% of our revenue in the fiscal year ended September 30, 2019. Our top ten customers, including governmental agencies and GPOs, represented approximately 64% of revenue in the fiscal year ended September 30, 2019. We may lose a significant customer or GPO relationship if any existing contract with such customer or GPO expires without being extended, renewed, renegotiated or replaced or is terminated by the customer or GPO prior to expiration, to the extent such early termination is permitted by the contract. A number of our contracts with significant customers or GPOs are typically subject to expiration each year and we may lose any of these customers or GPO relationships if we are unable to extend, renew, renegotiate or replace the contracts. The loss of any significant customer or GPO relationship could adversely affect our revenue, results of operations, and cash flows. Additionally, from time to time, significant contracts may be renewed prior to their expiration date. If those contracts are renewed at less favorable terms, they may also negatively impact our revenue, results of operations, and cash flows.
The anticipated ongoing strategic and financial benefits of our relationship with WBA may not be realized.
In May 2016, we extended to 2026 our strategic arrangement with WBA - specifically, our distribution agreement under which we distribute drugs to Walgreens pharmacies and our generics purchasing services arrangement under which Walgreens Boots Alliance Development GmbH ("WBAD") provides a variety of services, including negotiating acquisition pricing with generic manufacturers on our behalf. This reflected our expectation that partnering strategically with WBA would result in various benefits including, among other things, continued cost savings as a result of our generics purchasing services arrangement with WBAD, as well as the potential for exploring innovation together and sharing best practices. The processes and initiatives needed to achieve and maintain these benefits are complex, costly, and time-consuming. Achieving the anticipated benefits from the arrangement on an ongoing basis is subject to a number of significant challenges and uncertainties, including: the potential inability to realize and/or delays in realizing potential benefits resulting from participation in our generics purchasing services arrangement with WBAD, including improved generic drug pricing and terms, improved service fees from generic manufacturers, cost savings, innovations, or other benefits due to its inability to negotiate successfully with generic manufacturers or otherwise to perform as expected; the potential disruption of our plans and operations as a result of the terms under which we extended the duration of the distribution agreement and generics purchasing services agreement, including any disruption of our cash flow and ability to return value to our stockholders in accordance with our past practices and any reduction in our operational, strategic or financial flexibility; potential changes in supplier relationships and terms; unexpected or unforeseen costs, fees, expenses and charges incurred by us related to the transaction or the overall strategic relationship; unforeseen changes in the economic terms under which we distribute pharmaceuticals to WBA; and any potential issues that could impede our ability to continue to work collaboratively with WBA in an efficient and effective manner in furtherance of the anticipated strategic and financial benefits of the relationship.
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

In addition, our business may be adversely affected by any operational, financial, or regulatory difficulties that WBA experiences, including any disruptions of certain of its existing distribution facilities or retail pharmacies resulting from ongoing inspections by the DEA and/or state regulatory agencies and possible revocation of the controlled substance registrations for those facilities and pharmacies.
Tax legislation or challenges to our tax positions could adversely affect our results of operations and financial condition.
We are a large corporation with operations in the United States and select global markets. As such, we are subject to tax laws and regulations of the U.S. federal, state and local governments, and of various foreign jurisdictions. From time to time, various legislative initiatives, such as the repeal of last-in, first-out ("LIFO") treatment or the promulgation of state opioid taxes and fees, may be proposed that could adversely affect our tax positions and/or our tax liabilities. There can be no assurance that our effective tax rate or tax payments will not be adversely affected by legislation resulting from these initiatives. We believe that our historical tax positions are consistent with applicable laws, regulations, and existing precedent. In addition, U.S. federal, state and local, as well as foreign, tax laws and regulations, are extremely complex and subject to varying interpretations. There can be no assurance that our tax positions will not be challenged by relevant tax authorities or that we would be successful in any such challenge.
On December 22, 2017, the Tax Cuts and Jobs Act of 2017 (the "2017 Tax Act") was enacted and contains significant changes to U.S. income tax law. Due to the potential for changes to tax laws and regulations or changes to the interpretation thereof (including regulations and interpretations pertaining to the 2017 Tax Act), the ambiguity of tax laws and regulations, the subjectivity of factual interpretations, the complexity of our business and intercompany arrangements, uncertainties regarding the geographic mix of earnings in any particular period, and other factors, material adjustments to our tax estimates may impact our provision for income taxes and our earnings per share, as well as our cash flows, in the period in which any such adjustments would be made.
The suspension or revocation by federal or state authorities of any of the registrations that must be in effect for our distribution and 503B outsourcing facilities to purchase, compound, store, and/or distribute pharmaceuticals and controlled substances, the refusal by such authorities to issue a registration to any such facility, or any enforcement action or other litigation that arises out of our failure to comply with applicable laws and regulations governing distribution and 503B outsourcing facilities may adversely affect our reputation, our business, and our results of operations.
The DEA, FDA, DOJ, and various other federal and state authorities regulate the distribution of pharmaceuticals and controlled substances and the compounding of pharmaceuticals that contain controlled substances. We are required to hold valid DEA and state-level licenses, meet various security and operating standards, and comply with the Controlled Substances Act and its implementing regulations governing the sale, marketing, packaging, compounding, holding and distribution of controlled substances. Government authorities may from time to time investigate whether we are in compliance with various security and operating standards applicable to the distribution of controlled substances including whether we are adequately detecting and preventing the illegal diversion of controlled substances. Although we have procedures in place that are intended to ensure compliance with such laws and regulations, there can be no assurance that a regulatory agency or tribunal would conclude that our operations are compliant with applicable laws and regulations. If we were found to be non-compliant with such laws and regulations, federal and state authorities have broad enforcement powers, including (i) the ability to suspend our distribution centers' and 503B outsourcing facilities' licenses to distribute and compound pharmaceutical products (including controlled substances), (ii) seize or recall products, and (iii) impose significant criminal, civil and administrative sanctions for violations of these laws and regulations, each of which could have a material adverse effect on our reputation, business, and results of operations.
We have received, and may in the future receive, requests for information, letters, and subpoenas from the DEA, FDA, various U.S. Attorneys' Offices of the DOJ, and/or state attorneys general and state regulatory authorities and agencies related to our distribution of controlled substances and our order monitoring program, which is designed to prevent and detect the illegal diversion of controlled substances, or other matters. We generally respond to subpoenas, requests, letters, and other authority and/or agency correspondence in a thorough and timely manner. These responses require time and effort and can result in considerable costs being incurred by us, such as costs related to addressing the observations listed on FDA Form 483 reports. Such subpoenas, requests and letters can also lead to the assertion of claims or the commencement of civil, criminal, or regulatory legal proceedings against us, as well as to settlements and the suspension or revocation of registrations required by our distribution and 503B outsourcing facilities, each of which could have a material adverse effect on our reputation, business and results of operations.
In December 2017, following FDA inspections of our 503B outsourcing facilities, we voluntarily suspended production activities at our largest 503B outsourcing facility located in Memphis, Tennessee. In May 2019, PharMEDium reached an agreement on the terms of a consent decree (the “Consent Decree”) with the FDA and the Consumer Protection Branch of the Civil Division of the DOJ. The Consent Decree permits commercial operations to continue at PharMEDium’s Dayton, New Jersey, and Sugar Land, Texas compounding facilities and administrative operations to continue at its Lake Forest, Illinois headquarters subject to compliance with the requirements set forth therein. As required by the Consent Decree, we have completed audit inspections by an independent cGMP expert at the Dayton and Sugar Land facilities to determine that the facilities are being operated in conformity with cGMP. Additional audit inspections by the independent cGMP expert of the Sugar Land and Dayton facilities are also required at least annually for a period of four years.

The Consent Decree also establishes requirements that must be satisfied prior to the resumption of commercial operations at the Memphis, Tennessee facility. Through fiscal 2019, our results of operations were adversely impacted by the Memphis suspension. Our results of operations will continue to be adversely impacted until the Memphis facility resumes commercial distribution and we cannot predict if or when the FDA will permit PharMEDium to resume commercial distribution at the Memphis facility.

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

Additionally, the FDA may from time to time issue Form 483 reports and warning letters in connection with their oversight of 503B outsourcing facilities. Prior to our acquisition of the business, PharMEDium received a warning letter from the FDA in 2014 and a series of Form 483 reports were issued in 2015 and 2016 following up on the 2014 letter. We cannot be assured that the FDA and DOJ will be satisfied with the sufficiency or timing of PharMEDium’s corrective actions in response to this warning letter or the Form 483 reports. A failure to comply with the Consent Decree or to address observations identified by the FDA in Form 483 reports or any warning letters issued by the FDA or observations identified by any other federal and state regulatory authority, including a failure to resolve the observations identified by the 2014 warning letter and subsequent Form 483 reports, could lead to the suspension of facilities currently in operation, an enforcement action, monetary penalties, and/or license revocation, each of which could have an adverse effect on our reputation, business and results of operations.

The products compounded by our CSP business are administered by our customers to patients intravenously, and failures or errors in production, labeling, or packaging could contribute to patient harm or death, which may subject us to significant liabilities and reputational harm.
The production, labeling, and packaging of CSPs is inherently risky. Our CSP business sells CSPs to acute care hospitals, freestanding hospital outpatient departments, and ambulatory surgery centers, who then administer the CSPs to patients intravenously or through other injectable routes of administration. There are a number of factors that could result in the injury or death of a patient who receives one of our CSPs, including quality issues, manufacturing or labeling flaws, improper packaging, or unanticipated or improper uses of the products, any of which could result from human or other error. Any of these situations could lead to a recall of, or safety alert relating to, one or more of our products. In addition, in the ordinary course of business, we may voluntarily recall or retrieve products. Any recall or retrieval, whether voluntary or requested by the FDA or state regulatory authorities, could result in significant costs and negative publicity. Negative publicity, including regarding a quality or safety issue, whether accurate or inaccurate, could reduce market acceptance of our products, harm our reputation, decrease demand for our products, result in the loss of customers, lead to product withdrawals, and harm our ability to successfully launch new products and services. These problems could also result in enforcement actions by state and federal authorities or other healthcare self-regulatory bodies, or product liability claims or lawsuits, including those brought by individuals or groups seeking to represent a class or establish multidistrict litigation proceedings. Any such action, litigation, recall, or reputational harm resulting from patient harm or death caused by CSPs prepared by a competitor or a hospital pharmacy could result in a material adverse effect on our business, results of operations, financial condition, and liquidity. Our current or future insurance coverage may prove insufficient to cover any liability claims brought against us. Changes in the commercial insurance market may impair or prohibit our ability to obtain insurance coverage that will be adequate to satisfy any liability that may arise.
Our results of operations and financial condition may be adversely affected if we undertake acquisitions of or investments in businesses that do not perform as we expect or that are difficult for us to integrate.
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
Acquisitions involve numerous risks and uncertainties and may be of businesses in which we lack operational or market experience. If we complete one or more acquisitions, our results of operations and financial condition may be adversely affected by a number of factors, including: regulatory or compliance issues that could arise; changes in regulations and laws; the failure of the acquired businesses to achieve the results we have projected in either the near or long term; the assumption of unknown liabilities, including litigation risks; the fair value of assets acquired and liabilities assumed not being properly estimated; the difficulties of imposing adequate financial and operating controls on the acquired companies and their management and the potential liabilities that might arise pending the imposition of adequate controls; the difficulties in the integration of the operations, technologies, services and products of the acquired companies; and the failure to achieve the strategic objectives of these acquisitions.
As previously disclosed, we have commenced a comprehensive strategic and financial review of PharMEDium, which remains ongoing. The review includes consideration of the ongoing regulatory, operational, and financial challenges that face PharMEDium as a result of the Consent Decree, state regulatory actions, and related matters. While we are unable to predict the outcome of the review, if we are unable to achieve our objectives within the anticipated time frame, or at all, it could have a material adverse effect on our reputation, results of operations, or financial condition.
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

Violations of anti-bribery, anti-corruption, and/or international trade laws to which we are subject could have a material adverse effect on our business, financial position, and results of operations.
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
Our stock price and our ability to access credit markets may be adversely affected by financial market volatility and disruption or a downgrade in our credit ratings.
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
Additionally, rating agencies continually review the ratings they have assigned to us and our outstanding debt securities. To maintain our ratings, we are required to meet certain financial performance ratios. Liabilities related to litigation or any significant related settlements, an increase in our debt or a decline in our earnings could result in downgrades in our credit ratings. Actual or anticipated changes or downgrades in our credit ratings, including any announcement that our ratings are under review for a downgrade or have been assigned a negative outlook, could limit our access to public debt markets, limit the institutions willing to provide credit to us, result in more restrictive financial and other covenants in our public and private debt, and would likely increase our overall borrowing costs and adversely affect our earnings.
Our results of operations may suffer upon the bankruptcy, insolvency, or other credit failure of a significant supplier.
Our relationships with pharmaceutical suppliers give rise to substantial amounts that are due to us from the suppliers, including amounts owed to us for returned goods or defective goods, chargebacks, and amounts due to us for services provided to the suppliers. Volatility of the capital and credit markets, general economic conditions, pending litigation, and regulatory changes may adversely affect the solvency or creditworthiness of our suppliers. The bankruptcy, insolvency, or other credit failure of any supplier at a time when the supplier has a substantial account payable balance due to us could have a material adverse effect on our results of operations.
Our revenue and results of operations may suffer upon the bankruptcy, insolvency, or other credit failure of a significant customer.
Most of our customers buy pharmaceuticals and other products and services from us on credit. Credit is made available to customers based upon our assessment and analysis of creditworthiness. Although we often try to obtain a security interest in assets and other arrangements intended to protect our credit exposure, we generally are either subordinated to the position of the primary lenders to our customers or substantially unsecured. Volatility of the capital and credit markets, general economic conditions, and regulatory changes, including changes in reimbursement, may adversely affect the solvency or creditworthiness of our customers. The bankruptcy, insolvency, or other credit failure of any customer that has a substantial amount owed to us could have a material adverse effect on our operating revenue and results of operations. As of September 30, 2019, our two largest trade receivable balances due from customers represented approximately 49% and 8% of accounts receivable, net.
Recently, one of our customers, Diplomat Pharmacy, Inc. ("Diplomat"), indicated in a public filing that it believes it is probable it will need to obtain waivers as of December 31, 2019 for breach of certain financial debt covenants in its credit agreement. Diplomat's Quarterly Report on Form 10-Q for the quarter ended September 30, 2019 (the "Diplomat 10-Q") also reflected management's assessment that there is uncertainty regarding its ability to maintain liquidity sufficient to operate its business effectively, which raises substantial doubt as to Diplomat’s ability to continue as a going concern.

The Diplomat 10-Q stated that if Diplomat violates its covenants and access to its credit facility is terminated or its indebtedness thereunder is accelerated, it may be unable to repay its obligations due under the credit agreement, which would have a material adverse impact on its liquidity and business. As a result of the foregoing, including the consequences of the going concern assessment of Diplomat's management, we may be unable to recover amounts owed to us and to continue the relationship on our current terms. As of November 15, 2019, our trade receivable balance due from this customer was approximately $109.6 million, none of which was past due as of such date.
Risks generally associated with our sophisticated information systems may adversely affect our business and results of operations.
Our businesses rely on sophisticated information systems to obtain, rapidly process, analyze, and manage data to facilitate the purchase and distribution of thousands of inventory items from numerous distribution centers; to receive, process, and ship orders on a timely basis; to account for other product and service transactions with customers; to manage the accurate billing and collections for thousands of customers; and to process payments to suppliers. We continue to make substantial investments in data centers and information systems, including, but not limited to, a program to enhance and upgrade our information technology systems. Third-party service providers are also responsible for managing a portion of our information systems. To the extent our information systems are not successfully implemented or fail, or to the extent there are data center interruptions, our business and results of operations may be adversely affected. Our business and results of operations may also be adversely affected if a third-party service provider does not perform satisfactorily, or if the information systems are interrupted or damaged by unforeseen events, including due to the actions of third parties.
Information security risks have generally increased in recent years because of the proliferation of cloud-based infrastructure and other services, new technologies, and the increased sophistication and activities of perpetrators of cyber attacks. A failure, interruption, or breach of our operational or information security systems, or those of our third-party service providers, as a result of cyber attacks or information security breaches could disrupt our business, result in the disclosure or misuse of confidential or proprietary information or personal data, damage our reputation, increase our costs, and/or cause losses. As a result, cyber security and the continued development and enhancement of the controls and processes designed to protect our systems, computers, software, data, and networks from attack, damage, or unauthorized access remain a priority for us. Although we believe that we have robust information security procedures and other safeguards in place, as cyber threats continue to evolve, we may be required to expend additional resources to continue to enhance our information security measures and/or to investigate and remediate any information security vulnerabilities.
Risks generally associated with data privacy regulation and the international transfer of personal data.
We are required to comply with increasingly complex and changing data privacy regulations both in the United States and beyond that regulate the collection, use, security, processing, and transfer of personal data, including particularly the transfer of personal data between or among countries. Many of these regulations also grant rights to individuals. Many foreign data privacy regulations (including GDPR in the European Union and the Personal Information Protection and Electronic Documents Act in Canada) and certain state regulations (including California's CCPA) are more stringent than those enacted under United States federal law. We may also face audits or investigations by one or more domestic or foreign government agencies relating to our compliance with these regulations. An adverse outcome under any such investigation or audit could subject us to fines or other penalties. That or other circumstances related to our collection, use, and transfer of personal data could cause a loss of reputation in the market and/or adversely affect our business and financial position.
Our goodwill, indefinite-lived intangible assets, or long-lived assets may become impaired, which may require us to record a further significant charge to earnings in accordance with generally accepted accounting principles.
U.S. generally accepted accounting principles ("GAAP") require us to test our goodwill and indefinite-lived intangible assets for impairment on an annual basis, or more frequently if indicators for potential impairment exist. Indicators that are considered include significant changes in performance relative to expected operating results, significant negative industry or economic trends, or a significant decline in our stock price and/or market capitalization for a sustained period of time. In addition, we periodically review our intangible assets for impairment when events or changes in circumstances indicate the carrying value may not be recoverable. Factors that may be considered a change in circumstances indicating that the carrying value of our long-lived assets may not be recoverable include slower growth rates, the loss of a significant customer, or divestiture of a business or asset for below its carrying value. The testing required by GAAP involves estimates and judgments by management.
As a result of the suspension of production activities at PharMEDium's compounding facility located in Memphis, Tennessee and the entry into the Consent Decree, the Company performed a recoverability assessment of PharMEDium's long-lived assets and recorded an impairment loss in fiscal year 2019 for the amount that the carrying value of the PharMEDium asset group exceeded its fair value. Although we believe our assumptions and estimates are reasonable and appropriate, any changes in key assumptions, including a failure to meet business plans or other unanticipated events and circumstances such as a rise in interest rates, may affect the accuracy or validity of such estimates. We may be required to record a further significant charge to earnings in our consolidated financial statements during the period in which any impairment of our goodwill, indefinite-lived intangible assets, or long-lived assets is determined. Any such charge could have a material adverse impact on our results of operations.
Natural disasters or other unexpected events may disrupt our operations, adversely affect our results of operations and financial condition, and may not be covered by insurance.
The occurrence of one or more unexpected events, including fires, tornadoes, tsunamis, hurricanes, earthquakes, floods, and other severe hazards or accidents in the United States or in other countries in which we operate or are located could adversely affect our operations and financial performance. Extreme weather, natural disasters, power outages, or other unexpected events could result in physical damage to and complete or partial closure of one or more of distribution centers or outsourcing facilities, temporary or long-term disruption in the supply of products, delay in the delivery of products to our distribution centers, and/or disruption of our ability to deliver products to customers. Current or future insurance arrangements may not provide protection for costs that may arise from such events, particularly if such events are catastrophic in nature or occur in combination. Further, the long-term effects of climate change on general economic conditions and the pharmaceutical distribution industry in particular are unclear, and changes in the supply, demand, or available sources of energy and the regulatory and other costs associated with energy production and delivery may affect the availability or cost of goods and services, including natural resources, necessary to run our businesses. Any long-term disruption in our ability to service our customers from one or more distribution centers or outsourcing facilities could have a material adverse effect on our operations.

Declining economic conditions could adversely affect our results of operations and financial condition.
Our operations and performance depend on economic conditions in the United States and other countries where we do business. Deterioration in general economic conditions could adversely affect the amount of prescriptions that are filled and the amount of pharmaceutical products purchased by consumers and, therefore, could reduce purchases by our customers, which would negatively affect our revenue growth and cause a decrease in our profitability. Negative trends in the general economy, including interest rate fluctuations, financial market volatility, or credit market disruptions, may also affect our customers' ability to obtain credit to finance their businesses on acceptable terms and reduce discretionary spending on health products. Reduced purchases by our customers or changes in payment terms could adversely affect our revenue growth and cause a decrease in our cash flow from operations. Bankruptcies or similar events affecting our customers may cause us to incur bad debt expense at levels higher than historically experienced. Declining economic conditions may also increase our costs. If the economic conditions in the United States or in the countries where we do business do not improve or deteriorate, our results of operations or financial condition could be adversely affected.
ITEM 1B.    UNRESOLVED STAFF COMMENTS
None.
ITEM 2.    PROPERTIES
As of September 30, 2019, we conducted our business from office and operating facilities at owned and leased locations throughout the United States (including Puerto Rico) and select global markets. We lease facilities in Chesterbrook, Pennsylvania and in Conshohocken, Pennsylvania for our corporate headquarters.
Pharmaceutical Distribution Services has a robust distribution facility network in the United States. Significant leased facilities are located in Puerto Rico plus the following states: Arizona, Colorado, Florida, Georgia, Hawaii, Indiana, Kentucky, Minnesota, Mississippi, New York, North Carolina, Utah, and Washington. Owned facilities are located in the following states: Alabama, California, Illinois, Massachusetts, Michigan, Missouri, Ohio, Pennsylvania, Texas, and Virginia.
As of September 30, 2019, the Consulting Group's operations were conducted in leased locations. Its headquarters are located in South Carolina and internationally in Canada.
As of September 30, 2019, World Courier's office and operating facilities are located in over 50 countries. Its headquarters are located in London, England. Most of the facilities are leased.
As of September 30, 2019, MWI's operations were conducted in the United States and in the United Kingdom. Leased facilities are located in California, Colorado, Florida, Idaho, Indiana, Kansas, Massachusetts, Minnesota, North Carolina, Pennsylvania, Texas, Washington, and internationally in the United Kingdom. Significant owned facilities are located in Alabama, Idaho, Texas, and Virginia and internationally in the United Kingdom. Its headquarters are located in Idaho.
We consider all of our operating and office properties to be in satisfactory condition.
ITEM 3.    LEGAL PROCEEDINGS
Legal proceedings in which we are involved are discussed in Note 13 (Legal Matters and Contingencies) of the Notes to Consolidated Financial Statements appearing in this Annual Report on Form 10-K.
ITEM 4.    MINE SAFETY DISCLOSURES
Not applicable.

INFORMATION ABOUT OUR EXECUTIVE OFFICERS
The following is a list of our executive officers and their ages and positions as of November 15, 2019.

Name	Age	Current Position with the Company
Steven H. Collis	58	Chairman, President, and Chief Executive Officer
Silvana Battaglia	52	Executive Vice President and Chief Human Resources Officer
John G. Chou	63	Executive Vice President, Chief Legal Officer and Secretary
Gina K. Clark	62	Executive Vice President and Chief Communications & Administration Officer
James F. Cleary	56	Executive Vice President and Chief Financial Officer
Leslie E. Donato	50	Executive Vice President and Chief Strategy Officer
Kathy H. Gaddes	56	Executive Vice President and Chief Compliance Officer
Robert P. Mauch	52	Executive Vice President and Group President
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
Ms. Battaglia has been Executive Vice President and Chief Human Resources Officer since January 2019. Prior to joining the Company, she worked at Aramark as Senior Vice President of Global Compensation, Benefits, and Labor Relations from August 2017 to December 2018 and as Senior Vice President, Global Field Human Resources from May 2011 to August 2017. She also previously worked for Day & Zimmerman and Merck Corporation.
Mr. Chou has been Executive Vice President since August 2011 and became the Chief Legal Officer and Secretary in September 2019. He served as Chief Legal & Business Officer of the Company from May 2017 to September 2019. He served as General Counsel of the Company from January 2007 to June 2017. From January 2007 to August 2011, Mr. Chou was a Senior Vice President. He served as Secretary of the Company from February 2006 to May 2012. He was Vice President and Deputy General Counsel from November 2004 to January 2007 and Associate General Counsel from July 2002 to November 2004. Mr. Chou has been employed by the Company for 17 years.
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
Ms. Donato has been Executive Vice President and Chief Strategy Officer since July 2019. Prior to joining the Company, she held various leadership roles at Bayer from May 2009 to May 2019, including Vice President of Strategy, Pharmaceuticals Division, Vice President of Strategy, Bayer Healthcare US, and Vice President & General Manager of Neurology & Hematology. She also worked for McKinsey & Company where she was a Partner in the Healthcare Practice.
Ms. Gaddes became Executive Vice President and Chief Compliance Officer in October 2018. She served as Executive Vice President and Chief Human Resources Officer from April 2016 to January 2019. She served as Vice President, Group General Counsel and Secretary from May 2012 to April 2016. She served as Assistant General Counsel, Corporate and Securities from October 2011 to May 2012. Prior to joining the Company, Ms. Gaddes was Associate Corporate Secretary at ARCO Chemical Company.

Mr. Mauch has been Executive Vice President since February 2015 and became Group President in February 2019. He served as Group President, Pharmaceutical Distribution & Strategic Global Sourcing from June 2017 to February 2019. He served as President, AmerisourceBergen Drug Corporation from February 2015 to June 2017. Mr. Mauch previously served as Senior Vice President Chief Operating Officer, AmerisourceBergen Drug Corporation from March 2014 to February 2015. He was Senior Vice President, Operations, AmerisourceBergen Drug Corporation from April 2012 to March 2014. He was Senior Vice President of Sales and Marketing, AmerisourceBergen Drug Corporation from April 2011 to April 2012. He was Senior Vice President, Alternate Care Sales and Marketing, AmerisourceBergen Drug Corporation from May 2010 to April 2011. Mr. Mauch has been employed by the Company or one of its predecessors for 25 years.

PART II
ITEM 5.    MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES
The Company's common stock is traded on the New York Stock Exchange under the trading symbol "ABC." As of October 31, 2019, there were 2,459 record holders of the Company's common stock.
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

ISSUER PURCHASES OF EQUITY SECURITIES
The following sets forth the total number of shares purchased, the average price paid per share, the total number of shares purchased as part of publicly announced programs, and the approximate dollar value of shares that may yet be purchased under the programs during each month in the fiscal year ended September 30, 2019.

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Programs	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Programs
October 1 to October 31	1,386,835	$90.72	1,386,835	$1,000,000,000
November 1 to November 30	62,923	$89.85	—	$1,000,000,000
December 1 to December 31	1,319,378	$75.79	1,319,378	$900,000,064
January 1 to January 31	—	$—	—	$900,000,064
February 1 to February 28	157	$82.79	—	$900,000,064
March 1 to March 31	1,252,495	$78.33	1,252,495	$801,896,921
April 1 to April 30	116	$75.35	—	$801,896,921
May 1 to May 31	1,038,138	$79.56	1,034,499	$719,581,614
June 1 to June 30	1,111,252	$83.29	1,111,252	$627,021,288
July 1 to July 31	139,217	$84.95	139,217	$615,195,472
August 1 to August 31	752,384	$82.85	752,048	$552,888,358
September 1 to September 30	1,101,040	$83.33	1,101,040	$461,135,868
Total	8,163,935	$82.15	8,096,764
________________________________________________

(a)
In November 2016, the Company's board of directors authorized a share repurchase program allowing the Company to purchase up to $1.0 billion of its outstanding shares of common stock, subject to market conditions. During the fiscal year ended September 30, 2019, the Company purchased 1.4 million shares of its common stock for a total of $125.8 million, which excluded $24.0 million of September 2018 purchases that cash settled in October 2018, to complete its authorization under this program.

(b)
In October 2018, the Company's board of directors authorized a new share repurchase program allowing the Company to purchase up to $1.0 billion of its outstanding shares of common stock, subject to market conditions. During the fiscal year ended September 30, 2019, the Company purchased 6.7 million shares of its common stock for a total of $538.9 million under this program, which included $14.8 million of September 2019 purchases that cash settled in October 2019. As of September 30, 2019, the Company had $461.1 million of availability under this program.

(c)	Employees surrendered 67,171 shares during the fiscal year ended September 30, 2019 to meet minimum tax-withholding obligations upon vesting of restricted stock.

STOCK PERFORMANCE GRAPH
This graph depicts the Company's five year cumulative total stockholder returns relative to the performance of the Standard and Poor's 500 Composite Stock Index, the S&P Health Care Index, and an index of peer companies selected by the Company from the market close on September 30, 2014 to September 30, 2019. The graph assumes $100 invested at the closing price of the common stock of the Company and of each of the other indices on the New York Stock Exchange on September 30, 2014. The points on the graph represent fiscal year-end index levels based upon the last trading day in each fiscal quarter. The Peer Group index (which is weighted on the basis of market capitalization) consists of the following companies engaged primarily in wholesale pharmaceutical distribution and related services: McKesson Corporation and Cardinal Health, Inc.

COMPARISON OF 5 YEAR CUMULATIVE TOTAL RETURN*
$180
$160
$140
$120
$100
$80
$60
$40
$20
$0
9/14
9/15
9/16
9/17
9/18
9/19
AmerisourceBergen Corporation
S&P 500
S&P Health Care
Peer Group

* $100 invested on September 30, 2014 in stock or index, including reinvestment of dividends.

ITEM 6.    SELECTED FINANCIAL DATA
The following should be read in conjunction with the consolidated financial statements, including the notes thereto, and Management's Discussion and Analysis of Financial Condition and Results of Operations beginning on page 25.

	As of or for the Fiscal Year Ended September 30,
(Amounts in thousands, except per share amounts)	2019(a)	2018(b)	2017(c)	2016(d)	2015(e)
Statement of Operations Data:
Revenue	$179,589,121	$167,939,635	$153,143,826	$146,849,686	$135,961,803
Gross profit	5,138,312	4,612,317	4,546,002	4,272,606	3,529,313
Operating expenses	4,026,389	3,168,632	3,485,660	2,746,832	3,107,093
Operating income	1,111,923	1,443,685	1,060,342	1,525,774	422,220
Interest expense, net	157,769	174,699	145,185	139,912	109,036
Net income (loss)	854,135	1,615,892	364,484	1,427,929	(138,165)
Net income (loss) attributable to AmerisourceBergen Corporation	$855,365	$1,658,405	$364,484	$1,427,929	$(138,165)
Earnings per share — diluted	$4.04	$7.53	$1.64	$6.32	$(0.63)
Cash dividends declared per common share	$1.60	$1.52	$1.46	$1.36	$1.16
Weighted average common shares outstanding — diluted	211,840	220,336	221,602	225,959	217,786
Balance Sheet Data:
Cash and cash equivalents	$3,374,194	$2,492,516	$2,435,115	$2,741,832	$2,167,442
Accounts receivable, net	12,386,879	11,314,226	10,303,324	9,175,876	8,222,951
Inventories	11,060,254	11,918,508	11,461,428	10,723,920	9,755,094
Property and equipment, net	1,770,516	1,892,424	1,797,945	1,530,682	1,192,510
Total assets	39,171,980	37,669,838	35,316,470	33,637,501	27,962,982
Accounts payable	28,385,074	26,836,873	25,404,042	23,926,320	20,886,439
Total debt	4,172,892	4,310,189	3,442,055	4,186,703	3,493,048
Total equity	2,993,206	3,049,961	2,064,461	2,129,404	616,386
Total liabilities and stockholders' equity	$39,171,980	$37,669,838	$35,316,470	$33,637,501	$27,962,982
_________________________________

(a)
Includes a $421.3 million impairment of PharMEDium's long-lived assets, net of income tax benefit of $148.7 million; $245.8 million of employee severance, litigation, and other costs, net of income tax benefit of $84.6 million; a $107.8 million gain from antitrust litigation settlements, net of income tax expense of $38.1 million; $51.3 million of PharMEDium remediation costs, net of income tax benefit of $18.1 million; $16.7 million of LIFO credit, net of income tax expense of $5.9 million; a $16.3 million reversal of an estimated assessment related to the New York State Opioid Stewardship Act, net of income tax expense of $5.7 million; and a $10.1 million gain on the sale of an equity investment, net of income tax expense of $3.6 million.

(b)
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

(c)
Includes $101.1 million of LIFO credit, net of income tax expense of $56.7 million; a $0.9 million gain from antitrust litigation settlements, net of income tax expense of $0.5 million; and $937.4 million of employee severance, litigation, and other costs, net of income tax benefit of $21.9 million.

(d)
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

(e)
Includes $887.5 million of Warrants expense, net of income tax benefit of $25.3 million; $336.2 million of LIFO expense, net of income tax benefit of $206.6 million; a $40.6 million gain from antitrust litigation settlements, net of income tax expense of$24.9 million; a $30.6 million impairment charge on an equity investment, with no income tax benefit; and $23.5 million of employee severance, litigation, and other costs, net of income tax benefit of $14.4 million.

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
Other
Other consists of operating segments that focus on global commercialization services and animal health (MWI Animal Health). The operating segments that focus on global commercialization services include ABCS and World Courier.
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

Executive Summary
This executive summary provides highlights from the results of operations that follow:

•	Revenue increased 6.9% from the prior fiscal year primarily due to the revenue growth of our Pharmaceutical Distribution Services segment;

•
Pharmaceutical Distribution Services' gross profit increased 6.2% from the prior fiscal year primarily due to the increase in revenue largely due to strong specialty product sales, the January 2018 consolidation of Profarma, and the January 2018 acquisition of H.D. Smith and was negatively impacted by our pharmaceutical compounding operations as production at our Memphis facility has been suspended since December 2017. Gross profit in Other increased 4.3% from the prior fiscal year primarily due to growth at World Courier and MWI, the January 2018 consolidation of the specialty joint venture in Brazil, and ABCS's growth in its Canadian operations. Total gross profit in the current fiscal year was favorably impacted primarily by increases in gains from antitrust litigation settlements, a last-in, first-out ("LIFO") credit in the current year in comparison to a LIFO expense in the prior year, and the reversal of a previously-estimated assessment related to the New York State Opioid Stewardship Act;

•
Distribution, selling, and administrative expenses increased 8.3% from the prior fiscal year as the Pharmaceutical Distribution Services' segment expenses increased by 10.2% from the prior fiscal year primarily due to an increase in costs to support the increase in revenue, the January 2018 consolidation of Profarma, and the January 2018 acquisition of H.D. Smith;

•
Operating income decreased 23.0% in the current fiscal year primarily due to a $570.0 million impairment of PharMEDium's long-lived assets (see Note 1 of the Notes to Consolidated Financial Statements), and an increase in employee severance, litigation, and other costs, offset in part by increases in gains from antitrust litigation settlements, a LIFO credit in the current fiscal year, and an increase in total operating segment income;

•
Our effective tax rates were 11.7% and (37.2)% in the fiscal years ended September 30, 2019 and 2018, respectively. Our effective tax rate in the fiscal year ended September 30, 2019 was primarily impacted by the $570.0 million impairment of long-lived assets (see Note 1 of the Notes to Consolidated Financial Statements) and legal settlements, which changed the mix of domestic and international income. The effective tax rate in the fiscal year ended September 30, 2019 was also impacted by a $37.0 million decrease to the Company's transition tax related to the Tax Cuts and Jobs Act (the "2017 Tax Act"). Our effective tax rate in the fiscal year ended September 30, 2018 was primarily impacted by the effect of 2017 Tax Act. Our total income tax benefit in the fiscal year ended September 30, 2018 of $438.5 million reflects $612.6 million of tax benefits recognized and a reduction in the U.S. federal income tax rate from 35% to 21%, both resulting from the 2017 Tax Act. Additionally, during the fourth quarter of fiscal 2018, a portion of a 2017 legal settlement charge was determined to be deductible, which favorably impacted our effective tax rate for the fiscal year ended September 30, 2018. Our effective tax rates for the fiscal years ended September 30, 2019 and 2018 were favorably impacted by the Company's international businesses in Switzerland and Ireland, which have lower income tax rates, and the benefit from stock option exercises and restricted stock vesting; and

•
Net income and earnings per share were significantly lower in the current fiscal year primarily due to the $570.0 million impairment of long-lived assets and the significant income tax benefit recognized in the prior fiscal year as a result of the 2017 Tax Act.

Results of Operations
Year ended September 30, 2019 compared to the Year ended September 30, 2018
Revenue

	Fiscal Year Ended September 30,
(dollars in thousands)	2019	2018	Change
Pharmaceutical Distribution Services	$172,813,537	$161,699,343	6.9%
Other:
MWI Animal Health	3,975,232	3,789,759	4.9%
Global Commercialization Services	2,893,109	2,542,971	13.8%
Total Other	6,868,341	6,332,730	8.5%
Intersegment eliminations	(92,757)	(92,438)
Revenue	$179,589,121	$167,939,635	6.9%
We currently expect our revenue growth percentage to be in the mid to high-single digits in fiscal 2020. Our future revenue growth will continue to be affected by various factors, such as industry growth trends, including drug utilization, the introduction of new, innovative brand therapies (including biosimilars), the likely increase in the number of generic drugs that will be available over the next few years as a result of the expiration of certain drug patents held by brand-name pharmaceutical manufacturers and the rate of conversion from brand products to those generic drugs, price inflation and price deflation, general economic conditions in the United States, competition within the industry, customer consolidation, changes in pharmaceutical manufacturer pricing and distribution policies and practices, increased downward pressure on government and other third-party reimbursement rates to our customers, and changes in federal government rules and regulations.
Revenue increased by 6.9% from the prior fiscal year primarily due to the revenue growth of our Pharmaceutical Distribution Services segment.
The Pharmaceutical Distribution Services segment grew its revenue by 6.9% from the prior fiscal year, primarily due to the growth of some of its largest customers, continued strong specialty product sales, and overall market growth. In addition, revenue increased in the current fiscal year due to the January 2018 consolidation of Profarma and the January 2018 acquisition of H.D. Smith.
Revenue in Other increased 8.5% from the prior fiscal year, primarily due to ABCS's growth in its Canadian operations, growth at MWI, growth at World Courier, and the January 2018 consolidation of the specialty joint venture in Brazil.
A number of our contracts with customers, including group purchasing organizations, are typically subject to expiration each year. We may lose a significant customer if an existing contract with such customer expires without being extended, renewed, or replaced. During the fiscal year ended September 30, 2019, no significant contracts expired. Over the next twelve months, there are no significant contracts scheduled to expire. Additionally, from time to time, significant contracts may be terminated in accordance with their terms or extended, renewed, or replaced prior to their expiration dates. If those contracts are extended, renewed, or replaced at less favorable terms, they may also negatively impact our revenue, results of operations, and cash flows.
Gross Profit

	Fiscal Year Ended September 30,
(dollars in thousands)	2019	2018	Change
Pharmaceutical Distribution Services	$3,682,986	$3,466,956	6.2%
Other	1,314,172	1,260,485	4.3%
Intersegment eliminations	(659)	(609)
Gain from antitrust litigation settlements	145,872	35,938
LIFO credit (expense)	22,544	(67,324)
PharMEDium remediation costs	(48,603)	(61,129)
New York State Opioid Stewardship Act	22,000	(22,000)
Gross profit	$5,138,312	$4,612,317	11.4%
Gross profit increased 11.4%, or $526.0 million, from the prior fiscal year. Gross profit in the current fiscal year was favorably impacted primarily by the increase in gross profit in Pharmaceutical Distribution Services, the increase in gross profit in Other, an increase in gains from antitrust litigation settlements, the LIFO credit in the current year in comparison to a LIFO expense in the prior year, and the reversal of a previously-estimated assessment related to the New York State Opioid Stewardship Act.
Our cost of goods sold includes a LIFO provision that is affected by manufacturer pricing practices, which may be impacted by market and other external influences, changes in inventory quantities, and product mix, many of which are difficult to predict. Changes to any of the above factors may have a material impact to our annual LIFO provision. The LIFO credit in the current fiscal year was primarily driven by lower brand inflation, offset in part by lower generic deflation in comparison to the prior fiscal year.

After FDA inspections of our compounding facilities, we voluntarily suspended production activities in December 2017 at our largest compounding facility located in Memphis pending execution of certain remedial measures (see Notes 1 and 13 of the Notes to Consolidated Financial Statements). We continue to incur remediation costs in connection with our compounding operations. Additionally, in April 2019, we ceased production at our compounding facility in Cleveland, Mississippi.

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
Pharmaceutical Distribution Services gross profit increased 6.2%, or $216.0 million, from the prior fiscal year primarily due to the increase in revenue largely due to strong specialty product sales, the January 2018 consolidation of Profarma, and the January 2018 acquisition of H.D. Smith and was negatively impacted by our pharmaceutical compounding operations as production at our Memphis facility has been suspended since December 2017. As a percentage of revenue, Pharmaceutical Distribution Services gross profit margin of 2.13% in the current fiscal year remained relatively flat compared to the prior fiscal year.
Gross profit in Other increased 4.3%, or $53.7 million, from the prior fiscal year primarily due to growth at World Courier and MWI, the January 2018 consolidation of the specialty joint venture in Brazil, and ABCS's growth in its Canadian operations. As a percentage of revenue, gross profit margin in Other of 19.13% in the current fiscal year decreased from 19.90% in the prior fiscal year.
We recognized gains from antitrust litigation settlements with pharmaceutical manufacturers of $145.9 million and $35.9 million during the fiscal years ended September 30, 2019 and 2018, respectively. The gains were recorded as reductions to cost of goods sold (see Note 14 of the Notes to Consolidated Financial Statements).
Operating Expenses

	Fiscal Year Ended September 30,
(dollars in thousands)	2019	2018	Change
Distribution, selling, and administrative	$2,663,508	$2,460,301	8.3%
Depreciation and amortization	462,407	465,127	(0.6)%
Employee severance, litigation, and other	330,474	183,520
Goodwill impairment	—	59,684
Impairment of long-lived assets	570,000	—
Total operating expenses	$4,026,389	$3,168,632	27.1%
Distribution, selling, and administrative expenses increased 8.3%, or $203.2 million, from the prior fiscal year. As a percentage of revenue, distribution, selling, and administrative expenses were 1.48% in the current fiscal year, and represents a 2 basis point increase compared to the prior fiscal year. Pharmaceutical Distribution Services' segment expenses increased by 10.2% from the prior fiscal year primarily due to an increase in costs to support revenue growth, the January 2018 consolidation of Profarma, and the January 2018 acquisition of H.D. Smith. Distribution, selling, and administrative expenses in Other increased by 2.7% in the current fiscal year due to an increase in costs to support revenue growth at MWI, and the January 2018 consolidation of the specialty joint venture in Brazil, offset in part by a reduction in distribution, selling, and administrative expenses at ABCS.

Depreciation expense increased 3.9% from the prior fiscal year primarily due to the January 2018 acquisition of H.D. Smith and the January 2018 consolidation of Profarma. Amortization expense decreased 7.6% from the prior fiscal year primarily due to the impairment of PharMEDium intangible assets recorded in March 2019, offset in part by the amortization of intangible assets originating from our January 2018 acquisition of H.D. Smith and the January 2018 consolidation of Profarma.
Employee severance, litigation, and other in the fiscal year ended September 30, 2019 included $34.1 million of severance costs primarily related to PharMEDium restructuring activities, position eliminations resulting from our business transformation efforts and the integration of H.D. Smith, and restructuring activities related to our consulting business, $185.1 million of litigation costs that consisted of legal settlements totaling $116.7 million and legal fees in connection with opioid lawsuits and investigations, $55.4 million related to our business transformation efforts, $43.2 million of acquisition-related deal and integration costs (primarily related to the integration of H.D. Smith), and $12.6 million of other restructuring initiatives.
Employee severance, litigation, and other in the fiscal year ended September 30, 2018 included $36.7 million of severance costs primarily related to position eliminations resulting from our business transformation efforts and restructuring activities related to our consulting business, $61.5 million of litigation costs primarily related to legal fees in connection with opioid lawsuits and investigations, and related initiatives, $33.9 million of acquisition-related deal and integration costs (primarily related to H.D. Smith), $33.0 million related to our business transformation efforts, and $18.4 million of other restructuring initiatives.
We recorded a $570.0 million impairment of PharMEDium's long-lived assets in the fiscal year ended September 30, 2019 (see Note 1 of the Notes to Consolidated Financial Statements).
We recorded a $59.7 million goodwill impairment charge at our Profarma reporting unit in the fiscal year September 30, 2018 in connection with our annual goodwill impairment assessment.
Operating Income

	Fiscal Year Ended September 30,
(dollars in thousands)	2019	2018	Change
Pharmaceutical Distribution Services	$1,671,251	$1,626,748	2.7%
Other	380,660	355,091	7.2%
Intersegment eliminations	(659)	(609)
Total segment operating income	2,051,252	1,981,230	3.5%

Gain from antitrust litigation settlements	145,872	35,938
LIFO credit (expense)	22,544	(67,324)
PharMEDium remediation costs	(69,423)	(66,204)
New York State Opioid Stewardship Act	22,000	(22,000)
Acquisition-related intangibles amortization	(159,848)	(174,751)
Employee severance, litigation, and other	(330,474)	(183,520)
Goodwill impairment	—	(59,684)
Impairment of long-lived assets	(570,000)	—
Operating income	$1,111,923	$1,443,685	(23.0)%
Segment operating income is evaluated excluding gain from antitrust litigation settlements; LIFO credit (expense); PharMEDium remediation costs; New York State Opioid Stewardship Act; acquisition-related intangibles amortization; employee severance, litigation, and other; goodwill impairment; and impairment of long-lived assets.
Pharmaceutical Distribution Services operating income increased 2.7%, or $44.5 million, from the prior fiscal year primarily due to the increase in gross profit, offset in part by an increase in operating expenses. As a percentage of revenue, Pharmaceutical Distribution Services operating income margin decreased 4 basis points from the prior fiscal year primarily due to a lower contribution from our pharmaceutical compounding operations.
Operating income in Other increased 7.2%, or $25.6 million, from the prior fiscal year primarily due to the increase in gross profit, offset in part by an increase in operating expenses.
We recorded a $13.7 million gain on the sale of an equity investment in Other (Income) Loss in the fiscal year ended September 30, 2019.

We recorded a $30.0 million impairment on a non-customer note receivable related to a start-up venture in Other (Income ) Loss in the fiscal year ended September 30, 2018.
Interest expense, net and the respective weighted average interest rates were as follows:

	Fiscal Year Ended September 30,
	2019		2018
(dollars in thousands)	Amount	Weighted Average Interest Rate	Amount	Weighted Average Interest Rate
Interest expense	$195,474	3.73%	$189,640	3.59%
Interest income	(37,705)	1.87%	(14,941)	1.18%
Interest expense, net	$157,769		$174,699
Interest expense, net decreased 9.7%, or $16.9 million, from the prior fiscal year. The decrease in interest expense, net from the prior fiscal year was due to an increase in interest income due to a $752 million increase in our average invested cash balance during the current fiscal year and an increase in investment interest rates, offset in part by an increase in interest expense due to the December 2017 issuance of senior notes to finance our January 2018 acquisition of H.D. Smith and the January 2018 consolidation of Profarma's debt and related interest expense.
Our interest expense in future periods may vary significantly depending upon changes in net borrowings, interest rates, amendments to our current borrowing facilities, and strategic decisions to deploy our invested cash.
For the fiscal year ended September 30, 2018, we recorded a $42.3 million loss in connection with the January 2018 consolidations of Profarma and the specialty joint venture in Brazil and a $23.8 million loss on the early retirement of our $400 million of 4.875% senior notes that were due in 2019. The loss on the early retirement of the debt included a $22.3 million prepayment premium and $1.5 million of an unamortized debt discount and unamortized debt issuance costs.
Our effective tax rates were 11.7% and (37.2)% in the fiscal years ended September 30, 2019 and 2018, respectively. Our effective tax rate in the fiscal year ended September 30, 2019 was primarily impacted by the $570.0 million impairment of long-lived assets (see Note 1 of the Notes to Consolidated Financial Statements) and legal settlements, which changed the mix of domestic and international income. The effective tax rate in the fiscal year ended September 30, 2019 was also impacted by a $37.0 million decrease to the Company's transition tax related to the 2017 Tax Act. Our effective tax rate in the fiscal year ended September 30, 2018 was primarily impacted by the effect of 2017 Tax Act. Our total income tax benefit in the fiscal year ended September 30, 2018 of $438.5 million reflects $612.6 million of tax benefits recognized and a reduction in the U.S. federal income tax rate from 35% to 21%, both resulting from the 2017 Tax Act. Additionally, during the fourth quarter of fiscal 2018, a portion of a 2017 legal settlement charge was determined to be deductible, which favorably impacted our effective tax rate for the fiscal year ended September 30, 2018. Our effective tax rates for the fiscal years ended September 30, 2019 and 2018 were also favorably impacted by the Company's international businesses in Switzerland and Ireland, which have lower income tax rates, and the benefit from stock option exercises and restricted stock vesting.
Net income and earnings per share were significantly lower in the current fiscal year primarily due to the $570.0 million impairment of long-lived assets and the significant income tax benefit recognized in the prior fiscal year as a result of the 2017 Tax Act.
Year ended September 30, 2018 compared to the Year ended September 30, 2017
Revenue

	Fiscal Year Ended September 30,
(dollars in thousands)	2018	2017	Change
Pharmaceutical Distribution Services	$161,699,343	$147,453,495	9.7%
Other:
MWI Animal Health	3,789,759	3,636,305	4.2%
Global Commercialization Services	2,542,971	2,111,558	20.4%
Total Other	6,332,730	5,747,863	10.2%
Intersegment eliminations	(92,438)	(57,532)
Revenue	$167,939,635	$153,143,826	9.7%

Revenue increased by 9.7% from the prior fiscal year primary due to the revenue growth of our Pharmaceutical Distribution Services segment.
The Pharmaceutical Distribution Services segment grew its revenue by 9.7% from the prior fiscal year primarily due to the growth of some of its largest customers, overall market growth, and especially strong oncology product sales. In addition, revenue increased in the prior fiscal year due to the January 2018 acquisition of H.D. Smith and the January 2018 consolidation of Profarma.
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
Gross profit increased 1.5%, or $66.3 million, from the prior fiscal year. Gross profit in the fiscal year ended September 30, 2018 was favorably impacted by increases in gross profit in Pharmaceutical Distribution Services and Other and an increase in gains from antitrust litigation settlements. Gross profit was negatively impacted by an increase in LIFO expense in comparison to the prior fiscal year, PharMEDium remediation costs, and an estimated assessment related to the New York State Opioid Stewardship Act.
Pharmaceutical Distribution Services gross profit increased 8.9%, or $284.1 million, from the prior fiscal year primarily due to the increase in revenue, the January 2018 consolidation of Profarma, and the January 2018 acquisition of H.D. Smith, offset in part by a lower contribution from our pharmaceutical compounding operations as it shipped fewer units as we voluntarily suspended production in December 2017 at our Memphis facility. As a percentage of revenue, Pharmaceutical Distribution Services gross profit margin of 2.14% in the fiscal year ended September 30, 2018 decreased 2 basis points from the prior fiscal year. The decrease in gross profit margin from the prior fiscal year was primarily due to a lower contribution from our pharmaceutical compounding operations and due to increased sales to our larger customers, which typically have lower gross profit margins, offset in part by the January 2018 consolidation of Profarma and the January 2018 acquisition of H.D. Smith.
Gross profit in Other increased 4.6%, or $55.9 million, from the prior fiscal year primarily due to World Courier and the January 2018 consolidation of the specialty joint venture in Brazil, offset in part by lower gross profit at ABCS, specifically the Lash consulting group. As a percentage of revenue, gross profit margin in Other of 19.90% in the fiscal year ended September 30, 2018 decreased from 20.96% in the prior fiscal year. The decline in gross profit margin from the prior fiscal year was primarily due to the decrease in gross profit margin at ABCS, specifically the Lash consulting group.
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
Distribution, selling, and administrative expenses decreased 15.6%, or $331.6 million, from the prior fiscal year as the Pharmaceutical Distribution Services' segment expenses increased by 19.4% from the prior fiscal year primarily due to the January 2018 consolidation of Profarma, the January 2018 acquisition of H.D. Smith, and the duplicate costs resulting from the implementation of new information technology systems. Distribution, selling, and administrative expenses in Other increased by 8.2% in the fiscal year ended September 30, 2018 primarily to support its revenue growth, the January 2018 consolidation of the specialty joint venture in Brazil, and due to duplicate costs resulting from the implementation of new information technology systems. As a percentage of revenue, distribution, selling, and administrative expenses were 1.46% in the fiscal year ended September 30, 2018, and represents a 7 basis point increase compared to the prior fiscal year. The increase in expense as a percentage of revenue in comparison to the prior fiscal year was primarily due to the January 2018 consolidation of Profarma and the specialty joint venture in Brazil.
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
Employee severance, litigation, and other in the fiscal year ended September 30, 2018 included $36.7 million of severance costs primarily related to position eliminations resulting from our business transformation efforts and restructuring activities related to our consulting business, $61.5 million of litigation costs primarily related to legal fees in connection with opioid lawsuits and investigations, and related initiatives, $33.9 million of acquisition-related deal and integration costs (primarily related to H.D. Smith), $33.0 million related to our business transformation efforts, and $18.4 million of other restructuring initiatives.
Employee severance, litigation, and other in the fiscal year ended September 30, 2017 included $7.8 million of employee severance costs primarily related to position eliminations as we began to reorganize to further align our organization to our customers' needs, $917.6 million of litigation costs primarily related to litigation settlements and accruals, $17.0 million of acquisition-related deal and integration costs, $13.3 million of other restructuring initiatives, and $3.7 million related to our business transformation efforts.
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
We recorded a $30.0 million impairment on a non-customer note receivable related to a start-up venture in Other (Income) Loss in the fiscal year ended September 30, 2018.
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
Net income attributable to AmerisourceBergen Corporation was significantly higher in the fiscal year ended September 30, 2018 primarily due to the 2017 Tax Act and legal settlement charges that were incurred in the prior fiscal year.

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
Allowances for Returns and Doubtful Accounts
Trade receivables are primarily comprised of amounts owed to us for our pharmaceutical distribution and services activities and are presented net of an allowance for customer sales returns and an allowance for doubtful accounts. Our customer sales return policy generally allows customers to return products only if the products can be resold at full value or returned to suppliers for full credit. We record an accrual for estimated customer sales returns at the time of sale to the customer based upon historical customer return trends. The allowance for returns as of September 30, 2019 and 2018 was $1,147.5 million and $988.8 million, respectively.
In determining the appropriate allowance for doubtful accounts, we consider a combination of factors, such as the aging of trade receivables, industry trends, and our customers' financial strength, credit standing, and payment and default history. Changes in the aforementioned factors, among others, may lead to adjustments in our allowance for doubtful accounts. The calculation of the required allowance requires judgment by our management as to the impact of these and other factors on the ultimate realization of our trade receivables. Each of our business units performs ongoing credit evaluations of its customers' financial condition and maintains reserves for probable bad debt losses based upon historical experience and for specific credit problems when they arise. We write off balances against the reserves when collectability is deemed remote. Each business unit performs formal, documented reviews of the allowance at least quarterly, and our largest business units perform such reviews monthly. There were no significant changes to this process during the fiscal years ended September 30, 2019, 2018, and 2017, and bad debt expense was computed in a consistent manner during these periods. The bad debt expense for any period presented is equal to the changes in the period end allowance for doubtful accounts, net of write-offs, recoveries, and other adjustments.
Bad debt expense for the fiscal years ended September 30, 2019, 2018, and 2017 was $25.2 million, $16.7 million, and $8.9 million, respectively. An increase or decrease of 0.1% in the 2019 allowance as a percentage of trade receivables would result in an increase or decrease in the provision on accounts receivable of approximately $12.5 million. The allowance for doubtful accounts was $76.4 million and $61.1 million as of September 30, 2019 and 2018, respectively.
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
Goodwill and Other Intangible Assets
Goodwill arises from acquisitions or consolidations of specific operating companies and is assigned to the reporting unit in which a particular operating company resides. We identify our reporting units based upon our management reporting structure, beginning with our operating segments. We aggregate two or more components within an operating segment that have similar economic characteristics. We evaluate whether the components within our operating segments have similar economic characteristics, which include the similarity of long-term gross margins, the nature of the components' products, services, and production processes, the types of customers and the methods by which products or services are delivered to customers, and the components' regulatory environment. Our reporting units include Pharmaceutical Distribution Services, Profarma, ABCS, World Courier, and MWI.

Goodwill and other intangible assets with indefinite lives, such as certain trademarks and trade names, are not amortized; rather, they are tested for impairment at least annually. For the purpose of these impairment tests, we can elect to perform a qualitative assessment to determine if it is more likely than not that the fair values of its reporting units and indefinite-lived intangible assets are less than the respective carrying values of those reporting units and indefinite-lived intangible assets, respectively. Such qualitative factors can include, among other, industry and market conditions, overall financial performance, and relevant entity-specific events. If we conclude based on our qualitative assessment that it is more likely than not that the fair value of a reporting unit is less than its carrying value, we perform a quantitative analysis. We elected to perform a qualitative impairment assessment of goodwill and indefinite-lived intangible assets in the fourth quarter of fiscal 2019, with the exception of our testing in the Profarma reporting unit. In the fourth quarter of fiscal 2018 and 2017, we elected to bypass performing the qualitative assessment and went directly to performing our annual quantitative assessments of the goodwill and indefinite-lived intangible assets.
The quantitative goodwill impairment test requires us to compare the carrying value of the reporting unit's net assets to the fair value of the reporting unit. If the fair value exceeds the carrying value, no further evaluation is required, and no impairment loss is recognized. If the carrying amount exceeds the fair value, the difference between the carrying value and the fair value is recorded as an impairment loss, the amount of which may not exceed the total amount of goodwill allocated to the reporting unit.
When performing a quantitative impairment assessment, we utilize an income-based approach to value our reporting units, with the exception of the Profarma reporting unit, the fair value of which is based upon its publicly-traded stock price, plus an estimated control premium. The income-based approach relies on a discounted cash flow analysis, which considers forecasted cash flows discounted at an appropriate discount rate, to determine the fair value of each reporting unit. We generally believe that market participants would use a discounted cash flow analysis to determine the fair value of our reporting units in a sale transaction. The annual goodwill impairment test requires us to make a number of assumptions and estimates concerning future levels of revenue growth, operating margins, depreciation, amortization, capital expenditures, and working capital requirements, which are based upon our long-range plan. The discount rate is an estimate of the overall after-tax rate of return required by a market participant whose weighted average cost of capital includes both debt and equity, including a risk premium. While we use the best available information to prepare our cash flows and discount rate assumptions, actual future cash flows and/or market conditions could differ significantly resulting in future impairment charges related to recorded goodwill balances. While there are always changes in assumptions to reflect changing business and market conditions, our overall methodology and the population of assumptions used have remained unchanged.
The quantitative impairment test for indefinite-lived intangibles other than goodwill (certain trademarks and trade names) consists of a comparison of the fair value of the indefinite-lived intangible asset to the carrying value of the asset as of the impairment testing date. We estimate the fair value of our indefinite-lived intangibles using the relief from royalty method. We believe the relief from royalty method is a widely used valuation technique for such assets. The fair value derived from the relief from royalty method is measured as the discounted cash flow savings realized from owning such indefinite-lived trademarks and trade names and not having to pay a royalty for their use.
We completed our required annual impairment tests of goodwill and indefinite-lived intangible assets in the fourth quarter of the fiscal years ended September 30, 2019, 2018, and 2017. We recorded a goodwill impairment of $59.7 million in our Profarma reporting unit in connection with our fiscal 2018 annual impairment test (see Note 5 of the Notes to Consolidated Financial Statements). No goodwill impairments were recorded in the fiscal years ended September 30, 2019 and 2017. No indefinite-lived intangible impairments were recorded in the fiscal years ended September 30, 2019, 2018, and 2017.
We perform a recoverability assessment of our long-lived assets when impairment indicators are present.
PharMEDium's long-lived assets were tested for recoverability in fiscal 2019 and 2018 due to the existence of impairment indicators. After U.S. Food and Drug Administration ("FDA") inspections of PharMEDium compounding facilities, we voluntarily suspended production activities in December 2017 at our largest compounding facility located in Memphis, Tennessee pending execution of certain remedial measures. On May 17, 2019, PharMEDium reached an agreement on the terms of a consent decree (the "Consent Decree") with the FDA and the Consumer Protection Branch of the Civil Division of the Department of Justice ("DOJ") that was entered by the United States District Court for the Northern District of Illinois on May 22, 2019. The Consent Decree permits commercial operations to continue at PharMEDium’s Dayton, New Jersey and Sugar Land, Texas compounding facilities and administrative operations to continue at its Lake Forest, Illinois headquarters subject to compliance with requirements set forth therein. As required by the Consent Decree, initial audit inspections were conducted by an independent cGMP expert of the Dayton and Sugar Land facilities. The cGMP expert has notified the FDA that all of the short-term corrective actions taken are acceptable. PharMEDium has submitted to the FDA several additional longer-term corrective actions, and the independent cGMP expert will assess the effectiveness of the implementation of these items in future audits. Additional audit inspections by the independent cGMP expert of the Sugar Land and Dayton facilities are also required at least annually for a period of four years.

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
After five years, PharMEDium may petition the district court for full relief from the Consent Decree, or for specific relief with regard to one or more facilities. If, at the time of such petition, all obligations under the Consent Decree with respect to the specific facilities for which PharMEDium is seeking relief have been satisfied, and there has been continuous compliance with the Consent Decree for at least five years, the federal government will not oppose the petition, and PharMEDium may request that the district court grant such relief.
As a result of the suspension of production activities at PharMEDium's compounding facility located in Memphis, Tennessee and the aforementioned regulatory matters, we performed a recoverability assessment of PharMEDium's long-lived assets and recorded a $570.0 million impairment loss in the quarter ended March 31, 2019 for the amount that the carrying value of the PharMEDium asset group exceeded its fair value. Prior to the impairment, the carrying value of the asset group was $792 million. The fair value of the asset group was $222 million as of March 31, 2019. The PharMEDium asset group is included in the Pharmaceutical Distribution Services reportable segment. Significant assumptions used in estimating the fair value of PharMEDium's asset group included (i) a 15% discount rate, which contemplated a higher risk at PharMEDium; (ii) the period in which PharMEDium will resume production at or near capacity; and (iii) the estimated EBITDA (earnings before interest, taxes, depreciation, and amortization) margins when considering the likelihood of higher operating and compliance costs. We believe that our fair value assumptions were representative of market participant assumptions; however, the forecasted cash flows used to estimate fair value and measure the related impairment are inherently uncertain and include assumptions that could differ from actual results in future periods. This represents a Level 3 nonrecurring fair value measurement. We allocated $522.1 million of the impairment to finite-lived intangibles ($420.8 million of customer relationships, $79.9 million of a trade name, and $21.4 million of software technology) and $47.9 million of the impairment to property and equipment.
We updated our recoverability assessment of PharMEDium’s long-lived assets as of September 30, 2019. We concluded that PharMEDium’s long-lived assets were recoverable as of September 30, 2019.
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
The significant assumptions and estimates described in the preceding paragraphs are important contributors to the ultimate effective tax rate in each year. If any of our assumptions or estimates were to change, an increase or decrease in our effective tax rate by 1% on income before income taxes would have caused income tax expense to change by $9.7 million in the fiscal year ended September 30, 2019.

For a complete discussion on the impact of the 2017 Tax Act, refer to Note 4 of the Notes to Consolidated Financial Statements.
Inventories
Inventories are stated at the lower of cost or market. Cost for approximately 75% of our inventories as of September 30, 2019 and 2018 has been determined using the LIFO method. If we had used the first-in, first-out method of inventory valuation, which approximates current replacement cost, inventories would have been approximately $1,511.8 million and $1,534.4 million higher than the amounts reported as of September 30, 2019 and 2018, respectively. We recorded LIFO credits of $22.5 million and $157.8 million in the fiscal years ended September 30, 2019 and 2017, respectively. We recorded LIFO expense of $67.3 million in the fiscal year ended September 30, 2018. The annual LIFO provision is affected by changes in inventory quantities, product mix, and manufacturer pricing practices, which may be impacted by market and other external influences, many of which are difficult to predict. Changes to any of the above factors can have a material impact to our annual LIFO provision.
Loss Contingencies
In the ordinary course of business, we become involved in lawsuits, administrative proceedings, government subpoenas, government investigations, and other disputes, including antitrust, commercial, environmental, product liability, intellectual property, regulatory, employment discrimination, and other matters. Significant damages or penalties may be sought in some matters, and some matters may require years to resolve. We record a liability when it is probable that a loss has been incurred and the amount is reasonably estimable. We also perform an assessment of the materiality of loss contingencies where a loss is either not probable or it is reasonably possible that a loss could be incurred in excess of amounts accrued. If a loss or an additional loss has at least a reasonable possibility of occurring and the impact on the financial statements would be material, we provide disclosure of the loss contingency in the footnotes to our financial statements. We review all contingencies at least quarterly to determine whether the likelihood of loss has changed and to assess whether a reasonable estimate of the loss or the range of the loss can be made. Among the loss contingencies we considered in accordance with the foregoing in connection with the preparation of the accompanying financial statements were the opioid matters described in Note 13 of the Notes to Consolidated Financial Statements. Although we are not able to predict the outcome or reasonably estimate a range of possible losses in these matters, an adverse judgment or negotiated resolution in any of these matters could have a material adverse effect on our results of operations, consolidated financial position, cash flows or liquidity.
Liquidity and Capital Resources
The following illustrates our debt structure as of September 30, 2019, including availability under the multi-currency revolving credit facility, the receivables securitization facility, the revolving credit note, and the overdraft facility:

(in thousands)	Outstanding Balance	Additional Availability
Fixed-Rate Debt:
$500,000, 3.50% senior notes due 2021	$498,908	$—
$500,000, 3.40% senior notes due 2024	497,744	—
$500,000, 3.25% senior notes due 2025	496,311	—
$750,000, 3.45% senior notes due 2027	743,099	—
$500,000, 4.25% senior notes due 2045	494,514	—
$500,000, 4.30% senior notes due 2047	492,488	—
Nonrecourse debt	75,196	—
Total fixed-rate debt	3,298,260	—

Variable-Rate Debt:
Revolving credit note	—	75,000
Term loan due 2020	399,778	—
Overdraft facility due 2021 (£30,000)	32,573	4,314
Receivables securitization facility due 2022	350,000	1,100,000
Multi-currency revolving credit facility due 2024	—	1,400,000
Nonrecourse debt	92,281	—
Total variable-rate debt	874,632	2,579,314
Total debt	$4,172,892	$2,579,314

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
As discussed in the Risk Factors and in Note 13 of the Notes to Consolidated Financial Statements, we are a party to discussions with the objective of reaching potential terms of a broad resolution of the remaining opioid-litigation and claims. Although we are not able to predict the outcome or reasonably estimate a range of possible losses in these matters, an adverse judgment or negotiated resolution in any of these matters could have a material adverse impact on our financial position, cash flows or liquidity.
As of September 30, 2019 and 2018, our cash and cash equivalents held by foreign subsidiaries were $826.8 million and $842.5 million, respectively, and are generally based in U.S. dollar denominated holdings. Our position is that we are not permanently reinvested with respect to foreign subsidiaries whose undistributed earnings are able to be repatriated with minimal to no additional tax impact. In fiscal year ended September 30, 2019, we repatriated $350.0 million of cash held by foreign subsidiaries to use for general corporate purposes.
We have increased seasonal needs related to our inventory build during the December and March quarters that, depending on our cash balance, may require the use of our credit facilities to fund short-term capital needs. Our cash balance in the fiscal years ended September 30, 2019 and 2018 needed to be supplemented by intra-period credit facility borrowings to cover short-term working capital needs. The largest amount of intra-period borrowings under our revolving and securitization credit facilities that was outstanding at any one time during the fiscal years ended September 30, 2019 and 2018 was $240.6 million and $1,508.2 million, respectively. We had $606.0 million, $25,115.3 million, and $9,324.7 million of cumulative intra-period borrowings that were repaid under our credit facilities during the fiscal years ended September 30, 2019, 2018, and 2017, respectively.
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
We have a $1.4 billion multi-currency senior unsecured revolving credit facility ("Multi-Currency Revolving Credit Facility") with a syndicate of lenders, which was scheduled to expire in October 2023. In September 2019, we entered into an amendment to, among other things, extend the maturity to September 2024. Interest on borrowings under the Multi-Currency Revolving Credit Facility accrues at specified rates based upon our debt rating and ranges from 70 basis points to 112.5 basis points over CDOR/LIBOR/EURIBOR/Bankers Acceptance Stamping Fee, as applicable (91 basis points over CDOR/LIBOR/EURIBOR/Bankers Acceptance Stamping Fee as of September 30, 2019) and from 0 basis points to 12.5 basis points over the alternate base rate and Canadian prime rate, as applicable. We pay facility fees to maintain the availability under the Multi-Currency Revolving Credit Facility at specified rates based upon our debt rating, ranging from 5 basis points to 12.5 basis points, annually, of the total commitment (9 basis points as of September 30, 2019). We may choose to repay or reduce our commitments under the Multi-Currency Revolving Credit Facility at any time. The Multi-Currency Revolving Credit Facility contains covenants, including compliance with a financial leverage ratio test, as well as others that impose limitations on, among other things, indebtedness of subsidiaries and asset sales, with which we were compliant as of September 30, 2019.
We have a commercial paper program whereby we may from time to time issue short-term promissory notes in an aggregate amount of up to $1.4 billion at any one time. Amounts available under the program may be borrowed, repaid, and re-borrowed from time to time. The maturities on the notes will vary, but may not exceed 365 days from the date of issuance. The notes will bear interest, if interest bearing, or will be sold at a discount from their face amounts. The commercial paper program does not increase our borrowing capacity as it is fully backed by our Multi-Currency Revolving Credit Facility. There were no borrowings outstanding under our commercial paper program as of September 30, 2019 and 2018.

We have a $1,450 million receivables securitization facility ("Receivables Securitization Facility"), which was scheduled to expire in October 2021. In September 2019, we entered into an amendment to extend the maturity to September 2022. We have available to us an accordion feature whereby the commitment on the Receivables Securitization Facility may be increased by up to $250 million, subject to lender approval, for seasonal needs during the December and March quarters. Interest rates are based upon prevailing market rates for short-term commercial paper or LIBOR plus a program fee. We pay a customary unused fee at prevailing market rates, annually, to maintain the availability under the Receivables Securitization Facility. The Receivables Securitization Facility contains similar covenants to the Multi-Currency Revolving Credit Facility, with which we were compliant as of September 30, 2019.
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
In October 2018, we refinanced $400 million of outstanding term loans by issuing a new $400 million variable-rate term loan ("October 2018 Term Loan"), which matures in October 2020. The October 2018 Term Loan bears interest at a rate equal to a base rate or LIBOR, plus a margin of 65 basis points. The October 2018 Term Loan contains similar covenants to the Multi-Currency Revolving Credit Facility, with which we were compliant as of September 30, 2019
In addition to the 2027 Notes and the 2047 Notes, both of which were issued in the fiscal year ended September 30, 2018, we have $500 million of 3.50% senior notes due November 15, 2021, $500 million of 3.40% senior notes due May 15, 2024, $500 million of 3.25% senior notes due March 1, 2025, and $500 million of 4.25% senior notes due March 1, 2045 (collectively, the "Notes"). Interest on the Notes is payable semiannually in arrears.
Nonrecourse debt is comprised of short-term and long-term debt belonging to the Brazil subsidiaries and is repaid solely from the Brazil subsidiaries' cash flows and such debt agreements provide that the repayment of the loans (and interest thereon) is secured solely by the capital stock, physical assets, contracts, and cash flows of the Brazil subsidiaries.
In September 2016, we entered into an Accelerated Share Repurchase ("ASR") transaction with a financial institution and paid $400.0 million for shares of our common stock. The initial payment of $400.0 million funded stock purchases of $380.0 million and a share holdback of $20.0 million. The ASR transaction was settled in November 2016, at which time the financial institution delivered additional shares to us. The number of shares ultimately received was based upon the volume-weighted average price of our common stock during the term of the ASR. We applied the $400.0 million ASR to the May 2016 share repurchase program. During the fiscal year ended September 30, 2017, we purchased an additional $118.8 million of our common stock to complete our authorization under this program.
In November 2016, our board of directors authorized a share repurchase program allowing us to purchase up to $1.0 billion in shares of our common stock, subject to market conditions. During the fiscal year ended September 30, 2017, we purchased $211.1 million under this share repurchase program. During the fiscal year ended September 30, 2018, we purchased $663.1 million of our common stock under this program, which included $24.0 million of September 2018 purchases that cash settled in October 2018. During the fiscal year ended September 30, 2019, we purchased $125.8 million of our common stock under this program, which excluded $24.0 million of September 2018 purchases that cash settled in October 2018, to complete our authorization under this program.
In October 2018, our board of directors authorized a new share repurchase program allowing us to purchase up to $1.0 billion of our shares of common stock, subject to market conditions. During the fiscal year ended September 30, 2019, we purchased $538.9 million of our common stock under this program, which included $14.8 million of September 2019 purchases that cash settled in October 2019. As of September 30, 2019, we had $461.1 million of availability remaining under this program.

The following is a summary of our contractual obligations for future principal and interest payments on our debt, minimum rental payments on our noncancelable operating leases and financing obligations, and minimum payments on our other commitments as of September 30, 2019:

Payments Due by Period (in thousands)	Debt, Including Interest Payments	Operating Leases	Financing Obligations [1]	Other Commitments	Total
Within 1 year	$260,630	$94,958	$22,468	$107,167	$485,223
1-3 years	1,584,747	156,226	66,704	64,575	1,872,252
4-5 years	710,156	119,884	71,226	56,023	957,289
After 5 years	3,291,377	177,267	270,410	105,105	3,844,159
Total	$5,846,910	$548,335	$430,808	$332,870	$7,158,923

[1] Represents the portion of future minimum lease payments relating to facility leases where we were determined to be the accounting owner (see Note 1 of the Notes to Consolidated Financial Statements). These payments are recognized as reductions to the financing obligation and as interest expense and exclude the future non-cash termination of the financing obligation.

The 2017 Tax Act requires a one-time transition tax to be recognized on historical foreign earnings and profits. We currently estimate that our liability related to the transition tax is $182.6 million, net of overpayments and tax credits, as of September 30, 2019, which is payable in installments over a six-year period commencing in January 2021. The transition tax commitment is included in "Other Commitments" in the above table.
Our liability for uncertain tax positions was $124.2 million (including interest and penalties) as of September 30, 2019. This liability represents an estimate of tax positions that we have taken in our tax returns which may ultimately not be sustained upon examination by taxing authorities. Since the amount and timing of any future cash settlements cannot be predicted with reasonable certainty, the estimated liability has been excluded from the above contractual obligations table.
During the fiscal years ended September 30, 2019 and 2018, our operating activities provided cash of $2,344.0 million and $1,411.4 million, respectively. Cash provided by operations in the fiscal year ended September 30, 2019 was principally the result of an increase in accounts payable of $1,561.0 million, non-cash items of $1,120.7 million, and net income of $854.1 million, offset in part by an increase in accounts receivable of $1,241.9 million. The increase in accounts payable was primarily driven by the timing of scheduled payments to suppliers. Non-cash items were comprised primarily of a $570 million impairment of PharMEDium's long-lived assets (see Note 1 of the Notes to Consolidated Financial Statements), $321.1 million of depreciation expense, and $176.4 million of amortization expense. The increase in accounts receivable was the result of our revenue growth and the timing of payments from our customers.
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

	Fiscal Year Ended September 30,
	2019	2018	2017
Days sales outstanding	25.2	24.5	23.8
Days inventory on hand	28.4	29.9	30.1
Days payable outstanding	57.6	56.7	57.4
Our cash flows from operating activities can vary significantly from period to period based upon fluctuations in our period end working capital. Additionally, any changes to payment terms with a significant customer or manufacturer supplier could have a material impact to our cash flows from operations. Operating cash flows during the fiscal year ended September 30, 2019 included $167.4 million of interest payments and $117.7 million of income tax payments, net of refunds. Operating cash flows during the fiscal year ended September 30, 2018 included $162.1 million of interest payments and $104.0 million of income tax payments, net of refunds. Operating cash flows during the fiscal year ended September 30, 2017 included $125.3 million of interest payments and $105.0 million of income tax payments, net of refunds.

During the fiscal years ended September 30, 2018 and 2017, our operating activities provided cash of $1,411.4 million and $1,504.1 million, respectively. Cash provided by operations in the fiscal year ended September 30, 2018 was principally the result of net income of $1,615.9 million, an increase in accounts payable of $859.0 million, an increase in income taxes payable of $209.9 million, offset in part by an increase in accounts receivable of $657.8 million and a decrease in accrued expenses and other liabilities of $551.1 million. The increase in accounts payable was primarily driven by the timing of scheduled payments to our suppliers. The increase in income taxes payable was primarily driven by a one-time transition tax on historical foreign earnings and profits through December 31, 2017 in connection with tax reform. The decrease in accrued expenses was primarily driven by the payment of a legal settlement of $625.0 million, plus interest (see Note 13 of the Notes to the Consolidated Financial Statements). The increase in accounts receivable was the result of our revenue growth and the timing of payments from our customers. Non-cash items were comprised primarily of a $795.5 million deferred income tax benefit, $318.5 million of depreciation expense, and $191.6 million of amortization expense. The deferred income tax benefit was primarily the result of applying a lower U.S. federal income tax rate to our net deferred tax liabilities as of December 31, 2017 in connection with tax reform.
Capital expenditures in the fiscal years ended September 30, 2019, 2018, and 2017 were $310.2 million, $336.4 million, and $466.4 million, respectively. Significant capital expenditures in fiscal 2019 included costs associated with the construction of a new support facility and technology initiatives, including costs related to enhancing and upgrading our information technology systems. Significant capital expenditures in fiscal 2018 and 2017 included technology initiatives, including costs related to enhancing and upgrading our information technology systems and costs associated with expanding distribution capacity.
We currently expect to spend approximately $400 million for capital expenditures during fiscal 2020. Larger 2020 capital expenditures will include costs related to new facilities and various technology initiatives.
We acquired businesses to support our animal health business for $54.0 million and $70.0 million in the fiscal years ended September 30, 2019 and 2018, respectively. In the fiscal year ended September 30, 2018, we acquired H.D. Smith, the largest independent pharmaceutical wholesaler in the United States, for $815.0 million. In addition, we made incremental investments in Brazil totaling $78.1 million. The cash used for the above investments was offset by $179.6 million of cash consolidated in connection with the Brazil investments (see Note 2 of the Notes to Consolidated Financial Statements).
Net cash used in financing activities in the fiscal year ended September 30, 2019 principally resulted from $674.0 million in purchases of our common stock, and $339.0 million in cash dividends paid on our common stock.
Net cash used in financing activities in the fiscal year ended September 30, 2018 principally included the early retirement of the $400 million of 4.875% senior notes, $639.2 million in purchases of our common stock, and $333.0 million in cash dividends paid on our common stock, offset in part by the issuance of $750.0 million of 3.45% senior notes and $500 million of 4.3% senior notes.
Net cash provided by financing activities in the fiscal year ended September 30, 2017 primarily included the $600.0 million repayment of our 1.15% senior notes, $329.9 million in purchases of our common stock, and $320.3 million in cash dividends paid on our common stock.
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
Market Risk
We have market risk exposure to interest rate fluctuations relating to our debt. We manage interest rate risk by using a combination of fixed-rate and variable-rate debt. The amount of variable-rate debt fluctuates during the year based on our working capital requirements. We had $0.9 billion of variable-rate debt outstanding as of September 30, 2019. We periodically evaluate financial instruments to manage our exposure to fixed and variable interest rates. However, there are no assurances that such instruments will be available in the combinations we want and/or on terms acceptable to us. There were no such financial instruments in effect as of September 30, 2019.

We also have market risk exposure to interest rate fluctuations relating to our cash and cash equivalents. We had $3,374.2 million in cash and cash equivalents as of September 30, 2019. The unfavorable impact of a hypothetical decrease in interest rates on cash and cash equivalents would be partially offset by the favorable impact of such a decrease on variable-rate debt. For every $100 million of cash invested that is in excess of variable-rate debt, a 10 basis point decrease in interest rates would increase our annual net interest expense by $0.1 million.
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

Cautionary Note Regarding Forward-Looking Statements
Certain of the statements contained in this Management's Discussion and Analysis of Financial Condition and Results of Operations and elsewhere in this report are "forward-looking statements" within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. Words such as "expect," "likely," "outlook," "forecast," "would," "could," "should," "can," "project," "intend," "plan," "continue," "sustain," "synergy," "on track," "believe," "seek," "estimate," "anticipate," "may," "possible," "assume," variations of such words, and similar expressions are intended to identify such forward-looking statements. These statements are based on management's current expectations and are subject to uncertainty and changes in circumstances and speak only as of the date hereof. These statements are not guarantees of future performance and are based on assumptions and estimates that could prove incorrect or could cause actual results to vary materially from those indicated. Among the factors that could cause actual results to differ materially from those projected, anticipated, or implied are the following: unfavorable trends in brand and generic pharmaceutical pricing, including in rate or frequency of price inflation or deflation; competition and industry consolidation of both customers and suppliers resulting in increasing pressure to reduce prices for our products and services; changes in the United States healthcare and regulatory environment, including changes that could impact prescription drug reimbursement under Medicare and Medicaid; increasing governmental regulations regarding the pharmaceutical supply channel and pharmaceutical compounding; declining reimbursement rates for pharmaceuticals; continued federal and state government enforcement initiatives to detect and prevent suspicious orders of controlled substances and the diversion of controlled substances; continued prosecution or suit by federal, state and other governmental entities of alleged violations of laws and regulations regarding controlled substances, including due to failure to achieve a global resolution of the multi-district opioid litigation and other related state court litigation, and any related disputes, including shareholder derivative lawsuits; increased federal scrutiny and litigation, including qui tam litigation, for alleged violations of laws and regulations governing the marketing, sale, purchase and/or dispensing of pharmaceutical products or services, and associated reserves and costs; failure to comply with the Corporate Integrity Agreement; material adverse resolution of pending legal proceedings; the retention of key customer or supplier relationships under less favorable economics or the adverse resolution of any contract or other dispute with customers or suppliers; changes to customer or supplier payment terms; risks associated with the strategic, long-term relationship between Walgreens Boots Alliance, Inc. and the Company, including principally with respect to the pharmaceutical distribution agreement and/or the global generic purchasing services arrangement; changes in tax laws or legislative initiatives that could adversely affect the Company’s tax positions and/or the Company’s tax liabilities or adverse resolution of challenges to the Company’s tax positions; regulatory or enforcement action in connection with the production, labeling or packaging of products compounded by our compounded sterile preparations (CSP) business or the related consent decree; suspension of production of CSPs, including continued suspension at PharMEDium's Memphis facility; managing foreign expansion, including non-compliance with the U.S. Foreign Corrupt Practices Act, anti-bribery laws, economic sanctions and import laws and regulations; financial market volatility and disruption; the loss, bankruptcy or insolvency of a major supplier; substantial defaults in payment, material reduction in purchases by or the loss, bankruptcy or insolvency of a major customer; changes to the customer or supplier mix; malfunction, failure or breach of sophisticated information systems to operate as designed; risks generally associated with data privacy regulation and the international transfer of personal data; natural disasters or other unexpected events that affect the Company’s operations; the impairment of goodwill or other intangible assets (including any additional impairments with respect to foreign operations or PharMEDium), resulting in a charge to earnings; the acquisition of businesses that do not perform as expected, or that are difficult to integrate or control, including the integration of PharMEDium, or the inability to capture all of the anticipated synergies related thereto or to capture the anticipated synergies within the expected time period; the Company's ability to manage and complete divestitures; the disruption of the Company’s cash flow and ability to return value to its stockholders in accordance with its past practices; interest rate and foreign currency exchange rate fluctuations; declining economic conditions in the United States and abroad; and other economic, business, competitive, legal, tax, regulatory and/or operational factors affecting the Company’s business generally. Certain additional factors that management believes could cause actual outcomes and results to differ materially from those described in forward-looking statements are set forth (i) elsewhere in this Management's Discussion and Analysis of Financial Condition and Results of Operations, (ii) in Item 1A (Risk Factors), (iii) Item 1 (Business), (iv) elsewhere in this report, and (v) in other reports filed by the Company pursuant to the Securities Exchange Act. The Company undertakes no obligation to publicly update or revise any forward-looking statements, except as required by the federal securities laws.
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

ITEM 8.    FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Stockholders and Board of Directors of AmerisourceBergen Corporation

Opinion on the Financial Statements
We have audited the accompanying consolidated balance sheets of AmerisourceBergen Corporation and subsidiaries (the Company) as of September 30, 2019 and 2018, the related consolidated statements of operations, comprehensive income, stockholders' equity, and cash flows for each of the three years in the period ended September 30, 2019, and the related notes and financial statement schedule listed in the Index at Item 15(a) (collectively referred to as the "consolidated financial statements"). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at September 30, 2019 and 2018, and the results of its operations and its cash flows for each of the three years in the period ended September 30, 2019, in conformity with U.S. generally accepted accounting principles.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company's internal control over financial reporting as of September 30, 2019, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework), and our report dated November 19, 2019 expressed an unqualified opinion thereon.
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
Critical Audit Matters
The critical audit matters communicated below are matters arising from the current period audit of the financial statements that were communicated or required to be communicated to the audit committee and that: (1) relate to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective or complex judgments. The communication of critical audit matters does not alter in any way our opinion on the consolidated financial statements, taken as a whole, and we are not, by communicating the critical audit matters below, providing separate opinions on the critical audit matters or on the accounts or disclosures to which they relate.

Legal Contingencies
Description of the Matter
As discussed in Note 13 of the consolidated financial statements, the Company is involved in lawsuits, administrative proceedings, government subpoenas, government investigations and other disputes. The Company recognizes a liability for those legal contingencies for which it is probable that a liability has been incurred at the date of the consolidated financial statements and the amount is reasonably estimable. The Company also performs an assessment of the materiality of legal contingencies where a loss is either reasonably possible or it is reasonably possible that an exposure to loss exists in excess of the amount accrued. If it is reasonably possible that such a loss or an additional loss may have been incurred and the effect on the consolidated financial statements is material, the Company discloses the nature of the loss contingency and an estimate of the possible loss or range of loss or a statement that such an estimate cannot be made within the notes to the consolidated financial statements.

For example, as of September 30, 2019, a significant number of counties, municipalities, and other governmental entities in a majority of U.S. states and Puerto Rico, as well as several states and tribes, have filed lawsuits in various federal, state and other courts against pharmaceutical wholesale distributors (including the Company and its subsidiary AmerisourceBergen Drug Corporation ("ABDC")), pharmaceutical manufacturers, retail chains, medical practices, and physicians relating to the distribution of prescription opioid pain medications ("opioid matters"). Other lawsuits regarding the distribution of prescription opioid pain medications have been filed by other parties. While the Company is currently engaged in negotiations with plaintiffs’ representatives regarding a potential settlement framework, it continues to litigate the opioid matters. The Company has not recognized a liability related to the potential framework as of September 30, 2019.

Auditing management's determination of whether a loss for a legal contingency is probable and reasonably estimable, reasonably possible or remote, and the related disclosures, is highly subjective and requires significant judgment. For instance, auditing management's judgments related to the opioid matters was challenging due to the significant judgment applied in determining the likelihood of resolution of the opioid matters through settlement or litigation given the current status of negotiations with plaintiffs' representatives and the complexity and uncertainty associated with any potential settlement.

How We Addressed the Matter in Our Audit
We tested the Company's internal controls that address the risks of material misstatement related to the completeness, valuation, presentation and disclosure of legal contingencies. This included testing controls related to the Company's process for identification, recognition, measurement and disclosure of legal contingencies, including the opioid matters. For example, we tested controls over management’s review of correspondence from external legal counsel, historical legal settlements executed by the Company and those executed by other defendants, actions and statements made by the Company, and communications with the plaintiffs to determine the completeness and accuracy of legal contingencies and the related financial statement footnote disclosures. We also tested controls over management's assessment of the likelihood of the resolution of the opioid matters through settlement or litigation.

To test the Company's legal contingencies, our substantive audit procedures included, among others, testing the completeness of the legal contingencies subject to evaluation by the Company and evaluating the Company's analysis of its assessment of the probability of outcome for each material legal contingency through inspection of responses to inquiry letters sent to both internal and external legal counsel, discussions with internal and external legal counsel to confirm our understanding of the allegations, and obtaining written representations from executives of the Company. We also compared the Company's assessment with its relevant history of similar legal contingencies that have been settled or otherwise resolved to evaluate the consistency of the Company's assessment for outstanding legal contingencies at the balance sheet date. For example, for the opioid matters, we considered the litigation, claims or assessments, progress of the respective legal cases, communications with plaintiffs and the experience of other similar entities when evaluating the Company's conclusions.

For those legal contingencies for which the Company has determined that a loss is probable and reasonably estimable and is therefore required to be recognized, and for those legal contingencies for which the Company has determined that a loss is either probable or reasonably possible, but the Company is unable to estimate the range of loss, and is therefore required to be disclosed, we evaluated the method of measuring the amounts of the recorded and disclosed contingencies. We assessed the Company’s estimate of the amount of the loss, for both contingencies that are probable and reasonably possible, through inspection of responses to inquiry letters sent to both internal and external legal counsel, direct discussions with internal and external legal counsel, inspection of court rulings, and inspection of settlement agreements. We also obtained written representations from executives of the Company.

Goodwill - Identification of Reporting Units
Description of the Matter
The Company tests goodwill for impairment at the level of reporting referred to as a reporting unit. As discussed in Note 1 of the consolidated financial statements, the Company identified its reporting units based upon its management reporting structure. Goodwill arising from acquisitions has been assigned to the reporting unit or units as of the acquisition date that are expected to benefit from the synergies of the combination. When identifying its reporting units, the Company has aggregated two or more components within an operating segment that have similar economic characteristics.

The determination of whether two or more components within an operating segment have similar economic characteristics requires the Company to evaluate the characteristics of the respective components, which include the similarity of long-term gross margins, the nature of the products and services, the nature of the production processes, the type or class of customer, the methods used to distribute products or provide their services, and the nature of the regulatory environment. However, not each of these factors must be met for two components to be considered economically similar, and the considerations are not limited to these factors.

Auditing management's determination of reporting units is highly subjective and significant judgment is involved when evaluating whether two or more components have similar economic characteristics for purposes of aggregation into a single reporting unit. A change in the judgment used in the determination of a reporting unit could result in goodwill impairment.

How We Addressed the Matter in Our Audit
We tested the Company's internal controls related to management's identification of its reporting units. For example, we tested controls over management's review of documentation of the criteria assessed when determining whether one or more components within an operating segment have similar economic characteristics.

To test the Company's aggregation of two or more components within an operating segment into a single reporting unit, our substantive audit procedures included, among others, evaluating whether the aggregated components have similar economic characteristics. As part of our evaluation, we considered (i) the similarity of long-term gross margins of the aggregated components; (ii) the similarity of the nature of the regulatory environments of the aggregated components; (iii) the similarity of the products and services of the aggregated components; (iv) the similarity of the types or classes of customer of the aggregated components, and (v) the methods used to distribute products or provide services of the aggregated components. We corroborated the Company’s assessment of aggregation of components by reviewing reports used by segment management, including the financial performance of the respective components, to assess the aggregation criteria.

PharMEDium long-lived asset impairment
Description of the Matter
As discussed in Note 1 of the consolidated financial statements, the Company recognized an impairment loss on PharMEDium's long-lived assets. The continued suspension of production activities at PharMEDium’s compounding facility in Memphis, Tennessee, and further negotiations with the FDA and DOJ regarding a potential consent decree resulted in the Company revising its long-range plan and identifying an impairment indicator of the asset group. At March 31, 2019, the Company evaluated the PharMEDium long-lived assets for recoverability utilizing undiscounted cash flows that were based on the weighted average of multiple strategic alternatives and determined that the assets were not recoverable and were therefore impaired. As a result, the Company recognized a $570 million impairment loss, which represented the amount by which the carrying value exceeded the estimated fair value of these assets.

Auditing the Company's impairment loss on PharMEDium's long-lived assets was complex due to the significant estimation uncertainty in determining the fair value of the PharMEDium asset group. Significant assumptions used in the Company's fair value estimate of the PharMEDium asset group included (i) the discount rate; (ii) the period in which PharMEDium will resume production at or near capacity; (iii) estimated revenue growth rates; (iv) the estimated EBITDA (earnings before interest, taxes, depreciation, and amortization) margins when considering the likelihood of higher operating and compliance costs; and (v) future economic conditions and demand. Each of these assumptions was forward-looking and could have been affected by the outcome of the negotiations with the FDA and DOJ, the provisions of the final consent decree, the results of the third-party audits, and future economic conditions and demand.

How We Addressed the Matter in Our Audit
We tested the Company's internal controls over the process for the recognition and measurement of the long-lived asset impairment. For example, we tested controls over management’s review of the forecasted cash flows and their review of the significant assumptions and other inputs used in the fair value measurement, such as the discount rate.

To test the PharMEDium long-lived asset impairment loss, our substantive audit procedures included, among others, the performance of a sensitivity analysis of the assumptions to evaluate the change in the fair value of the PharMEDium asset group resulting from changes in the assumptions and therefore identify the assumptions that have the most significant impact on the fair value calculation. We involved valuation specialists to assist with our evaluation of the methodology used by the Company and significant assumptions used in the fair value measurement of the PharMEDium asset group, including the evaluation of the reasonableness of the discount rate selected by the Company. We compared the forecasted cash flows to business plans, current industry, market and economic trends, and information from discussions with management and external legal counsel about the status of negotiations with the FDA and DOJ, reviewed the provisions of the final consent decree and compared previous forecasts to actual results to assess the forecasted cash flows utilized in the fair value measurement.

/s/ Ernst & Young LLP

We have served as the Company's auditor since 1985.
Philadelphia, Pennsylvania
November 19, 2019

AMERISOURCEBERGEN CORPORATION AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

	September 30,
(in thousands, except share and per share data)	2019	2018
ASSETS
Current assets:
Cash and cash equivalents	$3,374,194	$2,492,516
Accounts receivable, less allowances for returns and doubtful accounts: 2019 — $1,222,906; 2018 — $1,036,333	12,386,879	11,314,226
Inventories (Note 1)	11,060,254	11,918,508
Right to recover asset (Note 1)	1,147,483	—
Prepaid expenses and other	163,244	169,122
Total current assets	28,132,054	25,894,372

Property and equipment, at cost:
Land	44,142	39,875
Buildings and improvements	942,129	1,086,909
Machinery, equipment, and other	2,362,869	2,281,124
Total property and equipment	3,349,140	3,407,908
Less accumulated depreciation	(1,578,624)	(1,515,484)
Property and equipment, net	1,770,516	1,892,424

Goodwill	6,705,507	6,664,272
Other intangible assets	2,294,836	2,947,828
Other assets	269,067	270,942

TOTAL ASSETS	$39,171,980	$37,669,838

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
Accounts payable	$28,385,074	$26,836,873
Accrued expenses and other	1,057,208	881,157
Short-term debt	139,012	151,657
Total current liabilities	29,581,294	27,869,687

Long-term debt	4,033,880	4,158,532
Long-term financing obligation	320,518	352,296
Accrued income taxes	284,075	299,600
Deferred income taxes	1,860,195	1,829,410
Other liabilities	98,812	110,352
Commitments and contingencies (Note 13)
Stockholders' equity:
Common stock, $0.01 par value — authorized, issued, and outstanding: 2019 — 600,000,000 shares, 285,295,170 shares and 206,760,654 shares; 2018 — 600,000,000 shares, 283,588,463 shares and 213,217,882 shares	2,853	2,836
Additional paid-in capital	4,850,142	4,715,473
Retained earnings	4,235,491	3,720,582
Accumulated other comprehensive loss	(111,965)	(79,253)
Treasury stock, at cost: 2019 — 78,534,516 shares; 2018 — 70,370,581 shares	(6,097,604)	(5,426,814)
Total AmerisourceBergen Corporation stockholders' equity	2,878,917	2,932,824
Noncontrolling interest	114,289	117,137
Total equity	2,993,206	3,049,961

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$39,171,980	$37,669,838
See notes to consolidated financial statements.

AMERISOURCEBERGEN CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS

	Fiscal Year Ended September 30,
(in thousands, except per share data)	2019	2018	2017
Revenue	$179,589,121	$167,939,635	$153,143,826
Cost of goods sold	174,450,809	163,327,318	148,597,824
Gross profit	5,138,312	4,612,317	4,546,002
Operating expenses:
Distribution, selling, and administrative	2,663,508	2,460,301	2,128,730
Depreciation	294,965	283,971	237,100
Amortization	167,442	181,156	160,503
Employee severance, litigation, and other	330,474	183,520	959,327
Goodwill impairment	—	59,684	—
Impairment of long-lived assets (Note 1)	570,000	—	—
Operating income	1,111,923	1,443,685	1,060,342
Other (income) loss	(12,952)	25,469	(2,730)
Interest expense, net	157,769	174,699	145,185
Loss on consolidation of equity investments	—	42,328	—
Loss on early retirement of debt	—	23,766	—
Income before income taxes	967,106	1,177,423	917,887
Income tax expense (benefit)	112,971	(438,469)	553,403
Net income	854,135	1,615,892	364,484
Net loss attributable to noncontrolling interest	1,230	42,513	—
Net income attributable to AmerisourceBergen Corporation	$855,365	$1,658,405	$364,484

Earnings per share:
Basic	$4.07	$7.61	$1.67
Diluted	$4.04	$7.53	$1.64

Weighted average common shares outstanding:
Basic	210,165	217,872	218,375
Diluted	211,840	220,336	221,602
See notes to consolidated financial statements.

AMERISOURCEBERGEN CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

	Fiscal Year Ended September 30,
(in thousands)	2019	2018	2017
Net income	$854,135	$1,615,892	$364,484
Other comprehensive (loss) income:
Foreign currency translation adjustments	(32,957)	(36,904)	16,540
Loss on consolidation of equity investments	—	45,941	—
Other	(271)	(756)	1,918
Total other comprehensive (loss) income	(33,228)	8,281	18,458
Total comprehensive income	820,907	1,624,173	382,942
Comprehensive loss attributable to noncontrolling interest	1,746	50,829	—
Comprehensive income attributable to AmerisourceBergen Corporation	$822,653	$1,675,002	$382,942
See notes to consolidated financial statements.

AMERISOURCEBERGEN CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY

(in thousands, except per share data)	Common Stock	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Treasury Stock	Non-controlling Interest	Total
September 30, 2016	$2,778	$4,333,001	$2,303,941	$(114,308)	$(4,396,008)	$—	$2,129,404
Adoption of ASU 2016-09 (see Note 1)	—	—	47,063	—	—	—	47,063
Net income	—	—	364,484	—	—	—	364,484
Other comprehensive income	—	—	—	18,458	—	—	18,458
Cash dividends, $1.46 per share	—	—	(320,270)	—	—	—	(320,270)
Exercises of stock options	25	102,898	—	—	—	—	102,923
Share-based compensation expense	—	62,206	—	—	—	—	62,206
Common stock purchases for employee stock purchase plan	—	(467)	—	—	—	—	(467)
Purchases of common stock	—	—	—	—	(329,929)	—	(329,929)
Settlement of accelerated share repurchase transaction	—	20,000	—	—	(20,000)	—	—
Employee tax withholdings related to restricted share vesting	—	—	—	—	(9,411)	—	(9,411)
Other	3	(3)	—	—	—	—	—
September 30, 2017	2,806	4,517,635	2,395,218	(95,850)	(4,755,348)	—	2,064,461
Consolidation of variable interest entity	—	—	—	—	—	167,966	167,966
Net income (loss)	—	—	1,658,405	—	—	(42,513)	1,615,892
Other comprehensive income (loss)	—	—	—	16,597	—	(8,316)	8,281
Cash dividends, $1.52 per share	—	—	(333,041)	—	—	—	(333,041)
Exercises of stock options	27	138,429	—	—	—	—	138,456
Share-based compensation expense	—	62,316	—	—	—	—	62,316
Common stock purchases for employee stock purchase plan	—	(341)	—	—	—	—	(341)
Purchases of common stock	—	—	—	—	(663,220)	—	(663,220)
Employee tax withholdings related to restricted share vesting	—	—	—	—	(8,246)	—	(8,246)
Other	3	(2,566)	—	—	—	—	(2,563)
September 30, 2018	2,836	4,715,473	3,720,582	(79,253)	(5,426,814)	117,137	3,049,961
Adoption of ASC 606 (Note 1)	—	—	(1,482)	—	—	(1,102)	(2,584)
Net income (loss)	—	—	855,365	—	—	(1,230)	854,135
Other comprehensive loss	—	—	—	(32,712)	—	(516)	(33,228)
Cash dividends, $1.60 per share	—	—	(338,974)	—	—	—	(338,974)
Exercises of stock options	15	76,219	—	—	—	—	76,234
Share-based compensation expense	—	58,874	—	—	—	—	58,874
Purchases of common stock	—	—	—	—	(664,803)	—	(664,803)
Employee tax withholdings related to restricted share vesting	—	—	—	—	(5,987)	—	(5,987)
Other	2	(424)	—	—	—	—	(422)
September 30, 2019	$2,853	$4,850,142	$4,235,491	$(111,965)	$(6,097,604)	$114,289	$2,993,206
See notes to consolidated financial statements.

AMERISOURCEBERGEN CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOW

	Fiscal Year Ended September 30,
(in thousands)	2019	2018	2017
OPERATING ACTIVITIES
Net income	$854,135	$1,615,892	$364,484
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation, including amounts charged to cost of goods sold	321,102	318,483	262,420
Amortization, including amounts charged to interest expense	176,410	191,626	169,911
Provision for doubtful accounts	25,196	16,660	8,934
Provision (benefit) for deferred income taxes	28,537	(795,524)	319,069
Share-based compensation expense	58,874	62,316	62,206
LIFO (credit) expense	(22,544)	67,324	(157,782)
Impairment of long-lived assets	570,000	—	—
Gain on sale of an equity investment	(13,692)	—	—
Goodwill impairment	—	59,684	—
Impairment of non-customer note receivable	—	30,000	—
Loss on consolidation of equity investments	—	42,328	—
Loss on early retirement of debt	—	23,766	—
Other	(23,193)	(19,078)	7,744
Changes in operating assets and liabilities, excluding the effects of acquisitions and divestitures:
Accounts receivable	(1,241,890)	(657,770)	(1,277,896)
Inventories	(167,990)	(4,923)	(431,454)
Prepaid expenses and other assets	(6,733)	(57,211)	33,646
Accounts payable	1,561,048	859,036	1,473,389
Income taxes payable	(13,353)	209,899	27,192
Accrued expenses and other liabilities	238,116	(551,120)	642,275
NET CASH PROVIDED BY OPERATING ACTIVITIES	2,344,023	1,411,388	1,504,138
INVESTING ACTIVITIES
Capital expenditures	(310,222)	(336,411)	(466,397)
Cost of acquired companies, net of cash acquired	(63,951)	(785,299)	(61,648)
Cost of equity investments	—	—	(11,347)
Proceeds from sale of business	—	—	12,094
Proceeds from sales of investment securities available-for-sale	—	—	74,778
Purchases of investment securities available-for-sale	—	—	(48,635)
Other	(1,659)	10,596	3,114
NET CASH USED IN INVESTING ACTIVITIES	(375,832)	(1,111,114)	(498,041)
FINANCING ACTIVITIES
Senior notes and other loan borrowings	506,948	1,314,430	—
Senior notes and other loan repayments	(510,863)	(681,001)	(750,000)
Borrowings under revolving and securitization credit facilities	640,126	25,129,704	9,336,400
Repayments under revolving and securitization credit facilities	(769,284)	(25,127,438)	(9,335,953)
Payment of premium on early retirement of debt	—	(22,348)	—
Purchases of common stock	(674,031)	(639,235)	(329,929)
Exercises of stock options	76,234	138,456	102,923
Cash dividends on common stock	(338,974)	(333,041)	(320,270)
Tax withholdings related to restricted share vesting	(5,987)	(8,246)	(9,411)
Other	(10,682)	(14,154)	(6,574)
NET CASH USED IN FINANCING ACTIVITIES	(1,086,513)	(242,873)	(1,312,814)
INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	881,678	57,401	(306,717)
Cash and cash equivalents at beginning of year	2,492,516	2,435,115	2,741,832
CASH AND CASH EQUIVALENTS AT END OF YEAR	$3,374,194	$2,492,516	$2,435,115

See notes to consolidated financial statements.

AMERISOURCEBERGEN CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2019
Note 1. Summary of Significant Accounting Policies
AmerisourceBergen Corporation and its subsidiaries, including less than wholly-owned subsidiaries in which AmerisourceBergen Corporation has a controlling financial interest (the "Company"), is one of the largest global pharmaceutical sourcing and distribution services companies, helping both healthcare providers and pharmaceutical and biotech manufacturers improve patient access to products and enhance patient care. The Company delivers innovative programs and services designed to improve the effectiveness and efficiency of the pharmaceutical supply chain in both human and animal health.
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
Recently Adopted Accounting Pronouncements
In March 2016, the Financial Accounting Standards Board ("FASB") issued ASU No. 2016-09, "Compensation - Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting" ("ASU 2016-09"). ASU 2016-09 requires all income tax effects of awards to be recognized in the income statement when the awards vest or are exercised. It also allows an employer to repurchase more of an employee's shares for tax withholding purposes without triggering liability accounting and to make a policy election to account for forfeitures as they occur. ASU 2016-09 was effective for annual reporting periods beginning after December 15, 2016 and interim periods within those fiscal years. On October 1, 2016, the Company early adopted ASU 2016-09, which resulted in a cumulative adjustment to retained earnings and the establishment of a deferred tax asset of $47.1 million for previously unrecognized tax benefits. The Company elected to adopt the Statement of Cash Flows presentation of the excess tax benefits prospectively.
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
In March 2016, the FASB issued ASU No. 2016-08, "Revenue from Contracts with Customers (Topic 606) - Principal versus Agent Considerations" ("ASU 2016-08"), which clarified the implementation guidance for principal versus agent considerations in ASU 2014-09. In April 2016, the FASB issued ASU No. 2016-10, "Revenue from Contracts with Customers (Topic 606) - Identifying Performance Obligations and Licensing" ("ASU 2016-10"), which amended the guidance in ASU 2014-09 related to identifying performance obligations and accounting for licenses of intellectual property. The Company was required to adopt ASU 2016-08 and ASU 2016-10 with ASU 2014-09, collectively ASC 606.
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

For the Company's revenue recognition policy, refer to the "Revenue Recognition" section of Note 1.
Recently Issued Accounting Pronouncements Not Yet Adopted
 In February 2016, the FASB issued ASU No. 2016-02, "Leases (Topic 842)" ("ASU 2016-02" or "ASC 842")). ASU 2016-02 aims to increase transparency and comparability across organizations by requiring lease assets and lease liabilities to be recognized on the balance sheet as well as key information to be disclosed regarding lease arrangements. ASU 2016-02 is effective for annual reporting periods beginning after December 15, 2018 and interim periods within those fiscal years.
The Company will adopt ASC 842 in the first quarter of fiscal 2020 and will adopt using the modified retrospective approach. The Company will elect the transition package of practical expedients provided within the amended guidance, which eliminates the requirements to reassess lease identification, lease classification, and initial direct costs for leases that commenced before the effective date. The Company will also elect to combine lease and non-lease components and to exclude short-term leases from its consolidated balance sheets. The Company did not elect the hindsight practical expedient in determining the lease term.
The adoption of the amended guidance is expected to have a material impact on the consolidated balance sheet from the recognition of lease assets and liabilities. While the Company continues to finalize the impact of adoption, it anticipates recognizing operating lease liabilities of approximately $550 million based on the present value of the remaining minimum lease commitments using the Company's incremental borrowing rates as of the effective date. The Company will also record corresponding right-of-use ("ROU") assets based upon the operating lease liabilities adjusted for prepaid and deferred rents. Upon adoption, the Company will also derecognize assets and liabilities associated with leased assets where the Company was deemed the owner of the leased assets for accounting purposes. The difference between the derecognized assets and liabilities will be recognized as a net of tax cumulative adjustment to retained earnings. The Company is finalizing the impact that the amended lease guidance will have on its consolidated financial statements, systems, processes, and internal controls. The Company does not expect that the adoption of ASC 842 will have a material impact on its results of operations or cash flows.
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
As of September 30, 2019, there were no other recently issued accounting standards that may have a material impact on the Company's financial position, results of operations, or cash flows upon their adoption.
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
Concentrations of Credit Risk and Allowance for Doubtful Accounts
The Company sells its inventories to a large number of customers in the healthcare industry that include institutional and retail healthcare providers. Institutional healthcare providers include acute care hospitals, health systems, mail order pharmacies, long-term care and other alternate care pharmacies and providers of pharmacy services to such facilities, and physician offices. Retail healthcare providers include national and regional retail drugstore chains, independent community pharmacies, pharmacy departments of supermarkets and mass merchandisers, and veterinarians. The financial condition of the Company's customers can be affected by changes in government reimbursement policies as well as by other economic pressures in the healthcare industry.
The Company's trade accounts receivables are exposed to credit risk. Revenue from the various agreements and arrangements with the Company's largest customer in the fiscal year ended September 30, 2019, Walgreens Boots Alliance, Inc.

("WBA"), accounted for approximately 34% of revenue and represented approximately 49% of accounts receivable, net of incentives, as of September 30, 2019. Express Scripts, Inc., the Company's second largest customer in the fiscal year ended September 30, 2019, accounted for approximately 13% of revenue and represented approximately 8% of accounts receivable as of September 30, 2019. The Company generally does not require collateral for trade receivables. In determining the appropriate allowance for doubtful accounts, the Company considers a combination of factors, such as the aging of trade receivables, industry trends, and its customers' financial strength, credit standing, and payment and default history. Changes in these factors, among others, may lead to adjustments in the Company's allowance for doubtful accounts. The calculation of the required allowance requires judgment by Company management as to the impact of those and other factors on the ultimate realization of its trade receivables. Each of the Company's business units performs ongoing credit evaluations of its customers' financial condition and maintains reserves for probable bad debt losses based upon historical experience and for specific credit problems when they arise. There were no significant changes to this process during the fiscal years ended September 30, 2019, 2018, and 2017, and bad debt expense was computed in a consistent manner during these periods.
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
Contingencies
Loss Contingencies: In the ordinary course of its business, the Company becomes involved in lawsuits, administrative proceedings, government subpoenas, government investigations, and other disputes, including antitrust, commercial, environmental, product liability, intellectual property, regulatory, employment discrimination, and other matters. Significant damages or penalties may be sought from the Company in some matters, and some matters may require years for the Company to resolve. The Company records a liability when it is probable that a loss has been incurred and the amount is reasonably estimable. The Company also performs an assessment of the materiality of loss contingencies where a loss is either not probable or it is reasonably possible that a loss could be incurred in excess of amounts accrued. If a loss or an additional loss has at least a reasonable possibility of occurring and the impact on the financial statements would be material, the Company provides disclosure of the loss contingency in the notes to its financial statements. The Company reviews all contingencies at least quarterly to determine whether the likelihood of loss has changed and to assess whether a reasonable estimate of the loss or the range of the loss can be made. Among the loss contingencies that the Company considered in accordance with the foregoing in connection with the preparation of the accompanying financial statements were the opioid matters described in Note 13. Although the Company is not able to predict the outcome or reasonably estimate a range of possible losses in these matters, an adverse judgment or negotiated resolution in any of these matters could have a material adverse effect on the Company's results of operations, consolidated financial position, cash flows or liquidity.
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

Goodwill and Other Intangible Assets
Goodwill arises from acquisitions or consolidations of specific operating companies and is assigned to the reporting unit in which a particular operating company resides. The Company identifies its reporting units based upon the Company's management reporting structure, beginning with its operating segments. The Company aggregates two or more components within an operating segment that have similar economic characteristics. The Company evaluates whether the components within its operating segments have similar economic characteristics, which include the similarity of long-term gross margins, the nature of the components' products, services, and production processes, the types of customers and the methods by which products or services are delivered to customers, and the components' regulatory environment. The Company's reporting units include Pharmaceutical Distribution Services, Profarma Distribuidora de Produtos Farmacêuticos S.A. ("Profarma"), AmerisourceBergen Consulting Services ("ABCS"), World Courier, and MWI Animal Health ("MWI").
Goodwill and other intangible assets with indefinite lives, such as certain trademarks and trade names, are not amortized; rather, they are tested for impairment at least annually. For the purpose of these impairment tests, the Company can elect to perform a qualitative assessment to determine if it is more likely than not that the fair values of its reporting units and indefinite-lived intangible assets are less than the respective carrying values of those reporting units and indefinite-lived intangible assets, respectively. Such qualitative factors can include, among others, industry and market conditions, overall financial performance, and relevant entity-specific events. If the Company concludes based on its qualitative assessment that it is more likely than not that the fair value of a reporting unit is less than its carrying value, it performs a quantitative analysis. The Company elected to perform a qualitative impairment assessment of goodwill and indefinite-lived intangible assets in the fourth quarter of fiscal 2019, with the exception of its testing of goodwill in the Profarma reporting unit. In the fourth quarter of fiscal 2018 and 2017, the Company elected to bypass performing the qualitative assessment and went directly to performing our annual quantitative assessments of the goodwill and indefinite-lived intangible assets.
The quantitative goodwill impairment test requires us to compare the carrying value of the reporting unit's net assets to the fair value of the reporting unit. If the fair value exceeds the carrying value, no further evaluation is required, and no impairment loss is recognized. If the carrying amount exceeds the fair value, the difference between the carrying value and the fair value is recorded as an impairment loss, the amount of which may not exceed the total amount of goodwill allocated to the reporting unit.
When performing a quantitative impairment assessment, the Company utilizes an income-based approach to value its reporting units, with the exception of the Profarma reporting unit, the fair value of which is based upon its publicly-traded stock price, plus an estimated control premium. The income-based approach relies on a discounted cash flow analysis, which considers forecasted cash flows discounted at an appropriate discount rate, to determine the fair value of each reporting unit. The Company generally believes that market participants would use a discounted cash flow analysis to determine the fair value of the Company's reporting units in a sale transaction. The annual goodwill impairment test requires the Company to make a number of assumptions and estimates concerning future levels of revenue growth, operating margins, depreciation, amortization, capital expenditures, and working capital requirements, which are based upon the Company's long-range plan. The discount rate is an estimate of the overall after-tax rate of return required by a market participant whose weighted average cost of capital includes both debt and equity, including a risk premium. While the Company uses the best available information to prepare its cash flows and discount rate assumptions, actual future cash flows and/or market conditions could differ significantly resulting in future impairment charges related to recorded goodwill balances. While there are always changes in assumptions to reflect changing business and market conditions, the Company's overall methodology and the population of assumptions used have remained unchanged.
The quantitative impairment test for indefinite-lived intangibles other than goodwill (certain trademarks and trade names) consists of a comparison of the fair value of the indefinite-lived intangible asset to the carrying value of the asset as of the impairment testing date. The Company estimates the fair value of its indefinite-lived intangibles using the relief from royalty method. The Company believes the relief from royalty method is a widely used valuation technique for such assets. The fair value derived from the relief from royalty method is measured as the discounted cash flow savings realized from owning such indefinite-lived trademarks and trade names and not having to pay a royalty for their use.
The Company completed its required annual impairment tests relating to goodwill and indefinite-lived intangible assets in the fourth quarter of the fiscal years ended September 30, 2019, 2018, and 2017. The Company recorded a goodwill impairment of $59.7 million in its Profarma reporting unit in connection with its fiscal 2018 annual impairment test (see Note 5). No goodwill impairments were recorded in the fiscal years ended September 30, 2019 and 2017. No indefinite-lived intangible asset impairments were recorded in the fiscal years ended September 30, 2019, 2018, and 2017.
Finite-lived intangible assets are amortized using the straight-line method over the estimated useful lives of the assets. The Company performs a recoverability assessment of its long-lived assets when impairment indicators are present.
After U.S. Food and Drug Administration ("FDA") inspections of PharMEDium Healthcare Holdings, Inc.'s ("PharMEDium") compounding facilities, the Company voluntarily suspended production activities in December 2017 at its largest compounding facility located in Memphis, Tennessee pending execution of certain remedial measures. On May 17, 2019, PharMEDium reached an agreement on the terms of a consent decree (the "Consent Decree") with the FDA and the Consumer Protection Branch of the Civil Division of the Department of Justice ("DOJ") that was entered by the United States District Court for the Northern District of Illinois on May 22, 2019. The Consent Decree permits commercial operations to continue at PharMEDium’s Dayton, New Jersey and Sugar Land, Texas compounding facilities and administrative operations to continue at its Lake Forest, Illinois headquarters subject to compliance with requirements set forth therein. As required by the Consent Decree, initial audit inspections were conducted by an independent current Good Manufacturing Practice ("cGMP") expert of the Dayton and Sugar Land facilities. The cGMP expert has notified FDA that all of the short-term corrective actions taken are acceptable. The Company has submitted to FDA several additional longer-term corrective actions, and the independent cGMP expert will assess the effectiveness of the implementation of these items in future audits. Additional audit inspections by the independent cGMP expert of the Sugar Land and Dayton facilities are also required at least annually for a period of four years.
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
After five years, PharMEDium may petition the district court for full relief from the Consent Decree, or for specific relief with regard to one or more facilities. If, at the time of such petition, all obligations under the Consent Decree with respect to the specific facilities for which PharMEDium is seeking relief have been satisfied, and there has been continuous compliance with the Consent Decree for at least five years, the federal government will not oppose the petition, and PharMEDium may request that the district court grant such relief.
As a result of the suspension of production activities at PharMEDium's compounding facility located in Memphis, Tennessee and the aforementioned regulatory matters, the Company performed a recoverability assessment of PharMEDium's long-lived assets and recorded a $570.0 million impairment loss in the quarter ended March 31, 2019 for the amount that the carrying value of the PharMEDium asset group exceeded its fair value. Prior to the impairment, the carrying value of the asset group was $792 million. The fair value of the asset group was $222 million as of March 31, 2019. The PharMEDium asset group is included in the Pharmaceutical Distribution Services reportable segment. Significant assumptions used in estimating the fair value of PharMEDium's asset group included (i) a 15% discount rate, which contemplated a higher risk at PharMEDium; (ii) the period in which PharMEDium will resume production at or near capacity; and (iii) the estimated EBITDA (earnings before interest, taxes, depreciation, and amortization) margins when considering the likelihood of higher operating and compliance costs. The Company believes that its fair value assumptions were representative of market participant assumptions; however, the forecasted cash flows used to estimate fair value and measure the related impairment are inherently uncertain and include assumptions that could differ from actual results in future periods. This represents a Level 3 nonrecurring fair value measurement. The Company allocated $522.1 million of the impairment to finite-lived intangibles ($420.8 million of customer relationships, $79.9 million of a trade name, and $21.4 million of software technology) and $47.9 million of the impairment to property and equipment.
The Company updated its recoverability assessment of PharMEDium's long-lived assets as of September 30, 2019. The Company concluded that PharMEDium’s long-lived assets were recoverable as of September 30, 2019.
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

Inventories
Inventories are stated at the lower of cost or market. Cost for approximately 75% of the Company's inventories as of September 30, 2019 and 2018 has been determined using the last-in, first-out ("LIFO") method. If the Company had used the first-in, first-out method of inventory valuation, which approximates current replacement cost, inventories would have been approximately $1,511.8 million and $1,534.4 million higher than the amounts reported as of September 30, 2019 and 2018, respectively. The Company recorded LIFO credits of $22.5 million and $157.8 million in the fiscal years ended September 30, 2019 and 2017, respectively, and LIFO expense of $67.3 million in the fiscal year ended September 30, 2018. The annual LIFO provision is affected by changes in inventory quantities, product mix, and manufacturer pricing practices, which may be impacted by market and other external influences, many of which are difficult to predict. Changes to any of the above factors can have a material impact to the Company's annual LIFO provision.
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
For equity securities without a readily determinable fair value, the Company uses the fair value measurement alternative and measures the securities at cost less impairment, if any, including adjustments for observable price changes in orderly transactions for an identical or similar investment of the same issuer. For investments in which the Company can exercise significant influence but does not control, it uses the equity method of accounting. The Company's share of earnings and losses is recorded in Other Income (Loss) in the Consolidated Statements of Operations. The Company monitors its investments for impairment by considering factors such as the operating performance of the investment and current economic and market conditions.
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

Revenue Recognition
The Company's revenues are primarily generated from the distribution of pharmaceutical products. The Company also generates revenues from global commercialization services, which include clinical trial support, post-approval and commercialization support, and global specialty transportation and logistics for the biopharmaceutical industry. See Note 15 for the Company's disaggregated revenue.

The Company recognizes revenue related to the distribution of products at a point in time when title and control transfers to customers and there is no further obligation to provide services related to such products. Service revenue is recognized over the period that services are provided to the customer. The Company is generally the principal in a transaction; therefore, revenue is primarily recorded on a gross basis. When the Company is the principal in a transaction, it has determined that it controls the ability to direct the use of the product or service prior to the transfer to a customer, it is primarily responsible for fulfilling the promise to provide the product or service to its customer, it has discretion in establishing pricing, and it controls the relationship with the customer. Revenue is recognized at the amount of consideration expected to be received. For the distribution business, revenue is primarily generated from a contract related to a confirmed purchase order with a customer in a distribution arrangement and is net of estimated sales returns and allowances, other customer incentives, and sales tax.
The Company's customer sales return policy generally allows customers to return products only if the products can be resold at full value or returned to suppliers for full credit. The Company records an accrual for estimated customer sales returns at the time of sale to the customer based upon historical return trends. As of September 30, 2019 and 2018, the Company's accrual for estimated customer sales returns was $1,147.5 million and $988.8 million, respectively. In fiscal 2019, due to the adoption of ASC 606, the Company records an asset for the right to recover products from its customers in Right to Recover Asset on its Consolidated Balance Sheet. The Company's asset for the right to recover products from its customers was included in Inventories on its Consolidated Balance Sheet as of September 30, 2018 and for all prior periods.
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
The income tax effects of awards are recognized when the awards vest or are settled and are recognized in Income Tax Expense in the Company’s Consolidated Statements of Operations and in cash flows from operations in the Consolidated Statements of Cash Flows. Prior to fiscal 2017, tax benefits from share-based compensation were recorded as adjustments to Additional Paid-in Capital within Stockholders’ Equity and as cash flows from financing activities within the Statement of Cash Flows (see Recently Adopted Accounting Pronouncements).
Shipping and Handling Costs
Shipping and handling costs include all costs to warehouse, pick, pack, and deliver inventory to customers. These costs, which were $619.7 million, $590.8 million, and $517.3 million for the fiscal years ended September 30, 2019, 2018, and 2017, respectively, are included in Distribution, Selling, and Administrative in the Company's Consolidated Statements of Operations.
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
H.D. Smith
In January 2018, the Company acquired H.D. Smith Holding Company ("H.D. Smith") for $815.0 million. The Company funded the acquisition through the issuance of new long-term debt (see Note 6). H.D. Smith was the largest independent pharmaceutical wholesaler in the United States and provides full-line distribution of brand, generic, and specialty drugs, as well as high-value services and solutions for manufacturers and healthcare providers. H.D. Smith's customers included retail pharmacies, specialty pharmacies, long-term care facilities, institutional/hospital systems, and independent physicians and clinics. The acquisition strengthens the Company's core business, expands and enhances its strategic scale in pharmaceutical distribution, and expands the Company's support for independent community pharmacies. H.D. Smith has been integrated into the Pharmaceutical Distribution reportable segment.
The purchase price was allocated to the underlying assets acquired and liabilities assumed based upon their fair values on the date of acquisition. The purchase price exceeded the fair value of the net tangible and intangible assets acquired by $499.9 million, which was allocated to goodwill. The fair value of accounts receivable, inventory, and accounts payable and accrued expenses acquired was $163.1 million, $350.7 million, and $366.1 million, respectively. The fair value of the intangible assets acquired of $167.8 million consisted of customer relationships of $156.6 million and a tradename of $11.2 million. The Company is amortizing the fair value of the customer relationships and the tradename over their estimated useful lives of 12 years and 2 years, respectively. The Company established a deferred tax liability of $60.6 million primarily in connection with the intangible assets acquired. Goodwill and intangible assets resulting from the acquisition are not deductible for income tax purposes.
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
In connection with the incremental January 2018 Brazil investments, the Company adjusted the carrying values of its previously held equity interests in Profarma and the specialty joint venture to equal their fair values, which were determined to be $103.1 million and $31.2 million, respectively. These represent Level 2 nonrecurring fair value measurements. The adjustments resulted in a pretax loss of $42.3 million in fiscal 2018 and were comprised of foreign currency translation adjustments from Accumulated Other Comprehensive Loss of $45.9 million, a $12.4 million gain on the remeasurement of Profarma's previously held equity interest, and an $8.8 million loss on the remeasurement of the specialty joint venture's previously held equity interest.
Note 3. Variable Interest Entity
As discussed in Note 2, the Company made an additional investment in Profarma in January 2018. In connection with this investment, the Company obtained substantial governance rights, allowing it to direct the activities that significantly impact Profarma’s economic performance. As such, the Company consolidated the operating results of Profarma in its consolidated financial statements as of and for the periods ended September 30, 2019 and September 30, 2018. The Company is not obligated to provide future financial support to Profarma.
The following assets and liabilities of Profarma are included in the Company's Consolidated Balance Sheet:

(in thousands)	September 30, 2019	September 30, 2018
Cash and cash equivalents	$9,431	$26,801
Accounts receivables, net	154,491	144,646
Inventories	185,602	168,931
Prepaid expenses and other	64,119	61,924
Property and equipment, net	30,961	32,667
Goodwill	82,309	82,309
Other intangible assets	74,429	80,974
Other long-term assets	9,169	8,912
Total assets	$610,511	$607,164

Accounts payable	$165,053	$150,102
Accrued expenses and other	49,191	37,195
Short-term debt	106,439	115,461
Long-term debt	60,973	39,704
Deferred income taxes	42,371	46,137
Other long-term liabilities	5,303	31,988
Total liabilities	$429,330	$420,587

Profarma's assets can only be used to settle its obligations, and its creditors do not have recourse to the general credit of the Company.
Note 4. Income Taxes
The following table summarizes the Company's income before income taxes for the periods indicated:

	Fiscal Year Ended September 30,
(in thousands)	2019	2018	2017
Domestic	$336,150	$704,935	$394,721
Foreign	630,956	472,488	523,166
Total	$967,106	$1,177,423	$917,887

The components of the Company's consolidated income tax expense (benefit) are summarized in the following table for the periods indicated:

	Fiscal Year Ended September 30,
(in thousands)	2019	2018	2017
Current provision:
Federal	$(12,801)	$247,755	$141,071
State and local	15,246	39,328	35,950
Foreign	81,989	69,972	57,313
Total current provision	84,434	357,055	234,334
Deferred provision (benefit):
Federal	61,819	(828,023)	265,074
State and local	(31,086)	33,887	54,995
Foreign	(2,196)	(1,388)	(1,000)
Total deferred provision (benefit)	28,537	(795,524)	319,069
Provision (benefit) for income taxes	$112,971	$(438,469)	$553,403

A reconciliation of the statutory U.S. federal income tax rate to the Company's consolidated effective income tax rate is as follows for the periods indicated:

	Fiscal Year Ended September 30,
	2019	2018	2017
Statutory U.S. federal income tax rate	21.0%	24.5%	35.0%
State and local income tax rate, net of federal tax benefit	2.4	(0.1)	5.4
Foreign tax rate differential	(6.7)	(6.2)	(14.6)
Valuation allowance	—	(1.4)	2.2
Excess tax benefits related to share-based compensation	(0.8)	(1.8)	(3.8)
Litigation settlements and accruals (see Note 14)	0.1	(6.3)	34.3
Goodwill impairment (see Note 5)	—	1.7	—
Tax reform	(3.6)	(52.0)	—
Capital gain on distribution	—	3.6	—
Other	(0.7)	0.8	1.8
Effective income tax rate	11.7%	(37.2)%	60.3%

U.S. Tax Reform: Tax Cuts and Jobs Act
On December 22, 2017, the U.S. Tax Cuts and Jobs Act (the "2017 Tax Act") was signed into law. The 2017 Tax Act included a broad range of tax reform provisions affecting businesses, including lower corporate tax rates, changes in business deductions, and new international tax provisions. In response to the 2017 Tax Act, the U.S. Securities and Exchange Commission staff issued guidance regarding the accounting for income taxes associated with the 2017 Tax Act to allow companies to record provisional amounts during a one-year measurement period. For the fiscal year ended September 30, 2018, the Company recognized income tax benefits of $612.6 million on the Company's Consolidated Statements of Operations related to effects of the 2017 Tax Act, which consisted of a deferred income tax benefit of $897.6 million as a result of applying a lower U.S. federal income tax rate to the Company's net deferred tax liabilities as of December 31, 2017 and a one-time transition tax on historical foreign earnings and profits. In the fiscal year ended September 30, 2018, the Company initially recorded a current U.S. income tax expense of $285.0 million on historical foreign earnings and profits through December 31, 2017. The Company completed the accounting for the effects of the 2017 Tax Act in the fiscal quarter ended December 31, 2018 and recognized an income tax benefit of $37.0 million related to a decrease in its foreign earnings and profits through December 31, 2017 (the "transition tax"). The Company expects to pay $182.6 million related to the transition tax, which is net of overpayments and tax credits, over a six-year period commencing in January 2021. There were no adjustments recorded to deferred income taxes related to the 2017 Tax Act during the one-year measurement period.
Prior to the 2017 Tax Act, the Company intended to indefinitely reinvest its foreign cash in foreign investments and foreign operations. After further assessment of the impact of the 2017 Tax Act, the Company reevaluated its position and determined that it was no longer reinvested with respect to foreign subsidiaries whose undistributed earnings are able to be repatriated with minimal to no additional tax impact. Cumulative undistributed earnings of international subsidiaries were $2.4 billion as of

September 30, 2019, $1.6 billion of which is considered permanently reinvested. It is not practicable to estimate the taxes that would be due if such earnings were to be repatriated in the future.
Deferred income taxes reflect the future tax consequences of differences between the tax bases of assets and liabilities and their financial reporting amounts. Significant components of the Company's deferred tax liabilities (assets) are as follows:

	September 30,
(in thousands)	2019	2018
Inventories	$1,293,075	$1,189,801
Property and equipment	143,851	133,417
Goodwill and other intangible assets	709,015	853,747
Other	1,892	747
Gross deferred tax liabilities	2,147,833	2,177,712

Net operating loss and tax credit carryforwards	(318,868)	(421,808)
Allowance for doubtful accounts	(22,544)	(20,126)
Accrued expenses	(33,312)	(17,363)
Employee and retiree benefits	(12,420)	(10,210)
Share-based compensation	(39,961)	(28,888)
Other	(60,215)	(49,892)
Gross deferred tax assets	(487,320)	(548,287)
Valuation allowance for deferred tax assets	199,682	199,985
Deferred tax assets, net of valuation allowance	(287,638)	(348,302)
Net deferred tax liabilities	$1,860,195	$1,829,410

The following tax net operating loss and credit carryforward information is presented as of September 30, 2019. The Company had $12.4 million of potential tax benefits from federal net operating loss carryforwards, which expire in 1 to 18 years, $171.0 million of potential tax benefits from state net operating loss carryforwards expiring in 1 to 20 years, and $58.7 million of potential tax benefits from foreign net operating loss carryforwards, which have varying expiration dates. The Company had $6.7 million of state tax credit carryforwards, $84.1 million in federal alternative minimum tax credit carryforwards, and $2.1 million in foreign alternative minimum tax credit carryforwards.
The Company assesses the available positive and negative evidence to determine whether deferred tax assets are more likely than not to be realized. As a result of this assessment, valuation allowances have been recorded on certain deferred tax assets. For the fiscal year ended September 30, 2019, the Company decreased the valuation allowance on deferred tax assets by $0.3 million primarily due to a legislative change which will enable the Company to utilize select net operating losses prospectively. This decrease was offset in part by the additional valuation allowances on certain state and foreign net operating loss carryforwards. In the fiscal year ended September 30, 2018, the Company decreased the valuation allowance on deferred tax assets by $11.1 million primarily due to the utilization of capital loss and foreign tax credit carryforwards for which a valuation allowance had been recorded.
In the fiscal year ended September 30, 2019, 2018, and 2017 tax benefits of $7.9 million, $22.7 million and $36.7 million, respectively, related to the exercise of employee stock options and lapses of restricted stock units were recorded in Income Tax Expense (Benefit) in the Company's Consolidated Statements of Operations. The tax benefits recognized in the fiscal years ended September 30, 2019, 2018, and 2017 are not necessarily indicative of amounts that may arise in future periods.
Income tax payments, net of refunds, were $117.7 million, $104.0 million, and $105.0 million in the fiscal years ended September 30, 2019, 2018, and 2017, respectively.
The Company and its subsidiaries file income tax returns in the U.S. federal jurisdiction and various states and foreign jurisdictions. With few exceptions, the Company is no longer subject to U.S. federal, state and local, or foreign income tax examinations by tax authorities for years before 2015.
As of September 30, 2019 and 2018, the Company had unrecognized tax benefits, defined as the aggregate tax effect of differences between tax return positions and the benefits recognized in the Company's financial statements, of $124.2 million and $112.9 million, respectively ($95.0 million and $89.4 million, net of federal tax benefit, respectively). If recognized in the fiscal years ended September 30, 2019 and 2018, $76.8 million and $71.1 million, respectively, of these benefits would have reduced income tax expense and the effective tax rate. As of September 30, 2019 and 2018, included in the unrecognized tax benefits are

$18.6 million and $14.8 million of interest and penalties, respectively, which the Company records in Income Tax Expense (Benefit) in the Company's Consolidated Statements of Operations.
A reconciliation of the beginning and ending amount of unrecognized tax benefits, excluding interest and penalties, for the periods indicated is as follows:

	Fiscal Year Ended September 30,
(in thousands)	2019	2018	2017
Unrecognized tax benefits at beginning of period	$98,124	$323,869	$75,766
Additions of tax positions of the current year	18,819	2,804	252,866
Additions to tax positions of the prior years	751	558	1,049
Reductions of tax positions of the prior years	(10,317)	(224,878)	(668)
Settlements with taxing authorities	—	(1,847)	(3,285)
Expiration of statutes of limitations	(1,720)	(2,382)	(1,859)
Unrecognized tax benefits at end of period	$105,657	$98,124	$323,869

Included in the additions of unrecognized tax positions in the fiscal year ended September 30, 2017 is approximately $235.1 million for an uncertain tax position related to the $625.0 million civil litigation reserve recognized during the fiscal year (see Note 13). In the fiscal year ended September 30, 2017, this reserve was considered to be non-deductible. In September 2018, the Company made a payment of $625.0 million, plus interest, to resolve this litigation and it was determined that a portion of the settlement was deductible. Accordingly, the Company reduced its uncertain tax position by $10.3 million and $224.9 million in the fiscal years ended September 30, 2019 and 2018, respectively. During the next 12 months, it is reasonably possible that state tax audit resolutions and the expiration of statutes of limitations could result in a reduction of unrecognized tax benefits by approximately $12.4 million.
Note 5. Goodwill and Other Intangible Assets
The following is a summary of the changes in the carrying value of goodwill, by reportable segment, for the fiscal years ended September 30, 2019 and 2018:

(in thousands)	Pharmaceutical Distribution Services	Other	Total
Goodwill as of September 30, 2017	$4,270,550	$1,773,731	$6,044,281
Goodwill recognized in connection with acquisitions	641,909	39,352	681,261
Goodwill impairment	(59,684)	—	(59,684)
Foreign currency translation	—	(1,586)	(1,586)
Goodwill as of September 30, 2018	4,852,775	1,811,497	6,664,272
Goodwill recognized in connection with acquisitions	—	43,418	43,418
Foreign currency translation	—	(2,183)	(2,183)
Goodwill as of September 30, 2019	$4,852,775	$1,852,732	$6,705,507

In connection with the Company's annual goodwill impairment test as of July 1, 2018, the Company recorded a goodwill impairment of $59.7 million in its Profarma reporting unit. The fair value of the reporting unit was determined based upon Profarma's publicly-traded stock price, plus an estimated purchase premium. This represents a Level 2 nonrecurring fair value measurement.

The following is a summary of other intangible assets:

	September 30, 2019				September 30, 2018
(dollars in thousands)	Weighted Average Remaining Useful Life	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Indefinite-lived trade names		$685,324	$—	$685,324	$685,380	$—	$685,380
Finite-lived:
Customer relationships	14 years	1,931,212	(489,471)	1,441,741	2,549,245	(555,440)	1,993,805
Trade names and other	13 years	271,521	(103,750)	167,771	397,946	(129,303)	268,643
Total other intangible assets		$2,888,057	$(593,221)	$2,294,836	$3,632,571	$(684,743)	$2,947,828

Amortization expense for finite-lived intangible assets was $167.4 million, $181.2 million, and $160.5 million in the fiscal years ended September 30, 2019, 2018, and 2017, respectively. Amortization expense for finite-lived intangible assets is estimated to be $134.1 million in fiscal 2020, $130.2 million in fiscal 2021, $128.5 million in fiscal 2022, $127.2 million in fiscal 2023, $126.2 million in 2024, and $963.3 million thereafter.
Note 6. Debt
Debt consisted of the following:

	September 30,
(in thousands)	2019	2018
Revolving credit note	$—	$—
Term loans due 2020	399,778	398,665
Overdraft facility due 2021 (£30,000)	32,573	13,269
Receivables securitization facility due 2022	350,000	500,000
Multi-currency revolving credit facility due 2024	—	—
$500,000, 3.50% senior notes due 2021	498,908	498,392
$500,000, 3.40% senior notes due 2024	497,744	497,255
$500,000, 3.25% senior notes due 2025	496,311	495,632
$750,000, 3.45% senior notes due 2027	743,099	742,258
$500,000, 4.25% senior notes due 2045	494,514	494,298
$500,000, 4.30% senior notes due 2047	492,488	492,222
Capital lease obligations	—	745
Nonrecourse debt	167,477	177,453
Total debt	4,172,892	4,310,189
Less AmerisourceBergen Corporation current portion	32,573	13,976
Less nonrecourse current portion	106,439	137,681
Total, net of current portion	$4,033,880	$4,158,532

Multi-Currency Revolving Credit Facility
The Company has a $1.4 billion multi-currency senior unsecured revolving credit facility ("Multi-Currency Revolving Credit Facility"), which was scheduled to expire in October 2023, with a syndicate of lenders. In September 2019, the Company entered into an amendment to, among other things, extend the maturity to September 2024. Interest on borrowings under the Multi-Currency Revolving Credit Facility accrues at specified rates based upon the Company's debt rating and ranges from 70 basis points to 112.5 basis points over CDOR/LIBOR/EURIBOR/Bankers Acceptance Stamping Fee, as applicable (91 basis points over CDOR/LIBOR/EURIBOR/Bankers Acceptance Stamping Fee as of September 30, 2019) and from 0 basis points to 12.5 basis points over the alternate base rate and Canadian prime rate, as applicable. The Company pays facility fees to maintain the availability under the Multi-Currency Revolving Credit Facility at specified rates based on its debt rating, ranging from 5 basis points to 12.5 basis points, annually, of the total commitment (9 basis points as of September 30, 2019). The Company may choose to repay or reduce its commitments under the Multi-Currency Revolving Credit Facility at any time. The Multi-Currency Revolving Credit Facility contains covenants, including compliance with a financial leverage ratio test, as well as others that impose limitations on, among other things, indebtedness of subsidiaries and asset sales, with which the Company was compliant as of September 30, 2019.

Commercial Paper Program
The Company has a commercial paper program whereby it may from time to time issue short-term promissory notes in an aggregate amount of up to $1.4 billion at any one time. Amounts available under the program may be borrowed, repaid, and re-borrowed from time to time. The maturities on the notes will vary, but may not exceed 365 days from the date of issuance. The notes will bear interest, if interest bearing, or will be sold at a discount from their face amounts. The commercial paper program does not increase the Company's borrowing capacity as it is fully backed by the Company's Multi-Currency Revolving Credit Facility. There were no borrowings outstanding under the commercial paper program as of September 30, 2019 and 2018.
Receivables Securitization Facility
The Company has a $1,450 million receivables securitization facility ("Receivables Securitization Facility"), which was scheduled to expire in October 2021. In September 2019, the Company entered into an amendment to extend the maturity to September 2022. The Company has available to it an accordion feature whereby the commitment on the Receivables Securitization Facility may be increased by up to $250 million, subject to lender approval, for seasonal needs during the December and March quarters. Interest rates are based on prevailing market rates for short-term commercial paper or LIBOR, plus a program fee. The Company pays a customary unused fee at prevailing market rates, annually, to maintain the availability under the Receivables Securitization Facility.
In connection with the Receivables Securitization Facility, AmerisourceBergen Drug Corporation sells on a revolving basis certain accounts receivable to Amerisource Receivables Financial Corporation, a wholly-owned special purpose entity, which in turn sells a percentage ownership interest in the receivables to financial institutions and commercial paper conduits sponsored by financial institutions. AmerisourceBergen Drug Corporation is the servicer of the accounts receivable under the Receivables Securitization Facility. As sold receivables are collected, additional receivables may be sold up to the maximum amount available under the facility. The facility is a financing vehicle utilized by the Company because it generally offers an attractive interest rate relative to other financing sources. The Company securitizes its trade accounts, which are generally non-interest bearing, in transactions that are accounted for as borrowings. The Receivables Securitization Facility contains similar covenants to the Multi-Currency Revolving Credit Facility, with which the Company was compliant as of September 30, 2019.
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
Senior Notes
In December 2017, the Company issued $750 million of 3.45% senior notes due December 15, 2027 (the "2027 Notes") and $500 million of 4.30% senior notes due December 15, 2047 (the "2047 Notes"). The 2027 Notes were sold at 99.76% of the principal amount and have an effective yield of 3.48%. The 2047 Notes were sold at 99.51% of the principal amount and have an effective yield of 4.33%. Interest on the 2027 Notes and the 2047 Notes is payable semi-annually in arrears and commenced on June 15, 2018. The 2027 and 2047 Notes rank pari passu to the Company's other senior notes, the Multi-Currency Revolving Credit Facility, the Revolving Credit Note, the Overdraft Facility, and the October 2018 Term Loan.

The Company used the proceeds from the 2027 Notes and the 2047 Notes to finance the early retirement of the $400 million of 4.875% senior notes that were due in 2019, including the payment of a $22.3 million prepayment premium, and to finance the acquisition of H.D. Smith, which was completed in January 2018 (see Note 2).
The senior notes are collectively referred to as the "Notes." Interest on the Notes is payable semiannually in arrears. The Notes were sold at small discounts to the principal amounts and, therefore, have effective yields that are greater than the stated interest rates in the table above. Costs incurred in connection with the issuance of the Notes were deferred and are being amortized over the terms of the Notes. The indentures governing the Notes contain restrictions and covenants, which include limitations on additional indebtedness; distributions to stockholders; the repurchase of stock and the making of other restricted payments; issuance of preferred stock; creation of certain liens; transactions with subsidiaries and other affiliates; and certain corporate acts such as mergers, consolidations, and the sale of substantially all assets. An additional covenant requires compliance with a financial leverage ratio test, with which the Company was compliant as of September 30, 2019.
Nonrecourse Debt
Nonrecourse debt is comprised of short-term and long-term debt belonging to the Brazil subsidiaries and is repaid solely from the Brazil subsidiaries' cash flows and such debt agreements provide that the repayment of the loans (and interest thereon) is secured solely by the capital stock, physical assets, contracts, and cash flows of the Brazil subsidiaries.
Other Information
Scheduled future principal payments of debt are $111.2 million in fiscal 2020, $450.3 million in fiscal 2021, $877.8 million in fiscal 2022, $4.7 million in fiscal 2023, $501.4 million in fiscal 2024, and $2.3 billion thereafter.
Interest paid on the above indebtedness during the fiscal years ended September 30, 2019, 2018, and 2017 was $167.4 million, $162.1 million, and $125.3 million, respectively.
Total amortization of financing fees and the accretion of original issue discounts, which are recorded as components of Interest Expense, Net on the Consolidated Statements of Operations, were $7.1 million, $7.7 million, and $6.2 million, for the fiscal years ended September 30, 2019, 2018, and 2017, respectively.
Note 7. Stockholders' Equity and Weighted Average Common Shares Outstanding
The authorized capital stock of the Company consists of 600,000,000 shares of common stock, par value $0.01 per share (the "common stock"), and 10,000,000 shares of preferred stock, par value $0.01 per share (the "preferred stock").
The board of directors is authorized to provide for the issuance of shares of preferred stock in one or more series with various designations and preferences and relative, participating, optional, or other special rights and qualifications, limitations, or restrictions. Except as required by law, or as otherwise provided by the board of directors of the Company, the holders of preferred stock will have no voting rights and will not be entitled to notice of meetings of stockholders. Holders of preferred stock will be entitled to receive, when declared by the board of directors, out of legally available funds, dividends at the rates fixed by the board of directors for the respective series of preferred stock, and no more, before any dividends will be declared and paid, or set apart for payment, on common stock with respect to the same dividend period. No shares of preferred stock have been issued as of September 30, 2019.
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
The following illustrates the components of Accumulated Other Comprehensive Loss, net of income taxes:

	September 30,
(in thousands)	2019	2018
Pension and postretirement adjustments	$(5,344)	$(5,065)
Foreign currency translation	(107,252)	(74,811)
Other	631	623
Total accumulated other comprehensive loss	$(111,965)	$(79,253)

In September 2016, the Company entered into an Accelerated Share Repurchase ("ASR") transaction with a financial institution and paid $400.0 million for the delivery of 4.5 million shares of its common stock. The initial payment of $400.0 million funded stock purchases of $380.0 million and a share holdback of $20.0 million. The ASR transaction was settled in November 2016, at which time the financial institution delivered an additional 0.5 million shares of the Company's common stock. The number of shares ultimately received was based upon the volume-weighted average price of the Company's common stock during the term of the ASR. The Company applied the 4.5 million shares from the ASR to the May 2016 share repurchase program. During the fiscal year ended September 30, 2017, the Company purchased 2.1 million shares of its common stock (included 0.5 million shares of common stock received as part of the settlement of the ASR) for a total of $118.8 million to complete its authorization under the May 2016 program.
In November 2016, the Company's board of directors authorized a share repurchase program allowing the Company to purchase up to $1.0 billion of its outstanding shares of common stock, subject to market conditions. During the fiscal year ended September 30, 2017, the Company purchased 2.7 million shares of its common stock for a total of $211.1 million under this program. During the fiscal year ended September 30, 2018, the Company purchased 7.7 million shares of its common stock for a total of $663.1 million, which included $24.0 million of September 2018 purchases that cash settled in October 2018. During the fiscal year ended September 30, 2019, the Company purchased 1.4 million shares of its common stock for a total of $125.8 million, which excluded $24.0 million of September 2018 purchases that cash settled in October 2018, to complete its authorization under this program.
In October 2018, the Company's board of directors authorized a new share repurchase program allowing the Company to purchase up to $1.0 billion of its outstanding shares of common stock, subject to market conditions. During the fiscal year ended September 30, 2019, the Company purchased 6.7 million shares of its common stock for a total of $538.9 million under this program, which included $14.8 million of September 2019 purchases that cash settled in October 2019. As of September 30, 2019, the Company had $461.1 million of availability under this program.
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
The following illustrates the components of diluted weighted average shares outstanding:

	Fiscal Year Ended September 30,
(in thousands)	2019	2018	2017
Weighted average common shares outstanding - basic	210,165	217,872	218,375
Effect of dilutive securities - stock options and restricted stock units	1,675	2,464	3,227
Weighted average common shares outstanding - diluted	211,840	220,336	221,602

The potentially dilutive stock options and restricted stock units that were antidilutive for the fiscal years ended September 30, 2019, 2018, and 2017 were 4.6 million, 3.2 million, and 4.1 million, respectively.
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

Revenue from the various agreements and arrangements with WBA was $60.3 billion, $54.7 billion, and $45.4 billion in the fiscal years ended September 30, 2019, 2018, and 2017, respectively. The Company's receivable from WBA, net of incentives, was $6.1 billion and $5.6 billion as of September 30, 2019 and 2018, respectively.
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

Defined Contribution Plans
The Company sponsors the AmerisourceBergen Employee Investment Plan (the "Plan"), which is a defined contribution 401(k) plan covering salaried and certain hourly employees. Eligible participants may contribute to the plan from 1% to 50% of their regular compensation before taxes. Prior to January 1, 2017, the Company contributed $1.00 for each $1.00 invested by the participant up to the first 3% of the participant's salary and $0.50 for each additional $1.00 invested by the participant of up to an additional 2% of salary. Effective January 1, 2017, the Company contributed $1.00 for each $1.00 invested by the participant up to the first 3% of the participant's salary. Effective January 1, 2019, the Company contributes $1.00 for each $1.00 invested by the participant up to the first 3% of the participant's salary and $0.50 for each additional $1.00 invested by the participant of up to an additional 2% of salary. An additional discretionary contribution, in an amount not to exceed the limits established by the Internal Revenue Code ("IRC"), may also be made depending upon the Company's performance. Based on the Company's performance in fiscal 2019 and 2018, the Company recognized an expense for a discretionary contribution to the Plan in the fiscal years ended September 30, 2019 and 2018. There were no discretionary contributions recognized in the fiscal year ended September 30, 2017. All contributions are invested at the direction of the employee in one or more funds. All contributions vest immediately except for the discretionary contributions made by the Company, which vest in full after five years of credited service.
The Company also sponsors the AmerisourceBergen Corporation Benefit Restoration Plan. This unfunded plan provides benefits to selected key management, including all of the Company's executive officers. Prior to January 1, 2017, the Company contributed an amount equal to 4% of the participant's total cash compensation to the extent that his or her compensation exceeded the annual compensation limit established by Section 401(a) (17) of the IRC. Effective January 1, 2017, this plan provided eligible participants with an annual amount equal to 3% of the participant's total cash compensation to the extent that his or her compensation exceeds the annual compensation limit established by Section 401(a) (17) of the IRC. Effective January 1, 2019, this plan provides eligible participants with an annual amount equal to 4% of the participant's total cash compensation to the extent that his or her compensation exceeds the annual compensation limit established by Section 401(a) (17) of the IRC.
Costs of the defined contribution plans charged to expense for the fiscal years ended September 30, 2019, 2018, and 2017 were $51.0 million, $37.9 million, and $28.3 million, respectively.
Deferred Compensation Plan
The Company sponsors the AmerisourceBergen Corporation 2001 Deferred Compensation Plan. This unfunded plan, under which 2.96 million shares of common stock are authorized for issuance, allows eligible officers, directors, and key management employees to defer a portion of their annual compensation. The amount deferred may be allocated by the employee to cash, mutual funds, or stock credits. Stock credits, including dividend equivalents, are equal to the full and fractional number of shares of common stock that could be purchased with the participant's compensation allocated to stock credits based upon the average of closing prices of common stock during each month, plus, at the discretion of the board of directors, up to one-half of a share of common stock for each full share credited. Stock credit distributions are made in shares of common stock. No shares of common stock have been issued under the deferred compensation plan through September 30, 2019. The Company's liability relating to its deferred compensation plan as of September 30, 2019 and 2018 was $28.0 million and $27.5 million, respectively.
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
As of September 30, 2019, employee and non-employee director stock options for an additional 12.8 million shares may be granted under the AmerisourceBergen Corporation Omnibus Incentive Plan (the "Plan").
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
The weighted average fair values of the options granted during the fiscal years ended September 30, 2019, 2018, and 2017 were $18.60, $14.16, and $13.57, respectively. The following weighted average assumptions were used to estimate the fair values of options granted:

	Fiscal Year Ended September 30,
	2019	2018	2017
Risk-free interest rate	2.91%	1.89%	1.26%
Expected dividend yield	1.79%	1.96%	1.80%
Volatility of common stock	27.67%	26.54%	26.78%
Expected life of the options	3.77 years	3.76 years	3.74 years

During the fiscal years ended September 30, 2019, 2018, and 2017, the Company recognized stock option expense of $21.0 million, $22.6 million, and $28.6 million, respectively.
A summary of the Company's stock option activity and related information for its option plans for the fiscal year ended September 30, 2019 is presented below:

(in thousands, except exercise price and contractual term)	Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value
Outstanding as of September 30, 2018	8,421	$77	4 years	$142,557
Granted	1,137	$90
Exercised	(1,531)	$50
Forfeited	(213)	$84
Expired	(155)	$97
Outstanding as of September 30, 2019	7,659	$83	4 years	$35,319
Exercisable as of September 30, 2019	4,395	$83	3 years	$25,049
Expected to vest after September 30, 2019	3,162	$83	5 years	$10,010

The intrinsic value of stock option exercises during the fiscal years ended September 30, 2019, 2018, and 2017 was $51.2 million, $116.7 million, and $116.6 million, respectively.
A summary of the status of the Company's nonvested options as of September 30, 2019 and changes during the fiscal year ended September 30, 2019 is presented below:

(in thousands, except grant date fair value)	Options	Weighted Average Grant Date Fair Value
Nonvested as of September 30, 2018	3,860	$15
Granted	1,137	$19
Vested	(1,519)	$15
Forfeited	(213)	$16
Nonvested as of September 30, 2019	3,265	$16

During the fiscal years ended September 30, 2019, 2018, and 2017, the total fair values of options vested were $22.7 million, $25.8 million, and $25.2 million, respectively. Expected future compensation expense relating to the 3.3 million nonvested options outstanding as of September 30, 2019 is $21.6 million, which will be recognized over a weighted average period of 2.0 years.

Restricted Stock Units
Restricted stock units vest in full after three years. The estimated fair value of restricted stock units under the Company's restricted stock unit plans is determined by the product of the number of shares granted and the grant date market price of the Company's common stock. The estimated fair value of restricted stock units is expensed on a straight-line basis over the requisite service period, net of estimated forfeitures. During the fiscal years ended September 30, 2019, 2018, and 2017, the Company recognized restricted stock unit expense of $29.2 million, $26.8 million, and $25.1 million, respectively.
A summary of the status of the Company's nonvested restricted stock units as of September 30, 2019 and changes during the fiscal year ended September 30, 2019 are presented below:

(in thousands, except grant date fair value)	Restricted Stock Units	Weighted Average Grant Date Fair Value
Nonvested as of September 30, 2018	1,023	$80
Granted	442	$89
Vested	(152)	$95
Forfeited	(91)	$81
Nonvested as of September 30, 2019	1,222	$81

During the fiscal years ended September 30, 2019, 2018, and 2017, the total fair values of restricted stock units vested were $14.5 million, $15.8 million, and $13.8 million, respectively. Expected future compensation expense relating to the 1.2 million restricted stock units outstanding as of September 30, 2019 is $30.1 million, which will be recognized over a weighted average period of 1.2 years.
Performance Stock Units
Performance stock units are granted to certain executive employees under the Plan and represent common stock potentially issuable in the future. Performance stock units vest at the end of a three-year performance period based upon achievement of specific performance goals. Based upon the extent to which the targets are achieved, vested shares for awards granted prior to fiscal 2018 may range from 0% to 150% of the target award amount. For awards granted beginning in fiscal 2018, vested shares may range from 0% to 200% of the target award amount. The fair value of performance stock units is determined by the grant date market price of the Company's common stock. Compensation expense associated with nonvested performance stock units is recognized over the requisite service period and is dependent on the Company's periodic assessment of the probability of the targets being achieved and its estimate of the number of shares that will ultimately be issued. During the fiscal years ended September 30, 2019, 2018, and 2017, the Company recognized performance stock expense of $8.5 million, $12.8 million, and $8.4 million, respectively.
A summary of the status of the Company's nonvested performance stock units as of September 30, 2019 and changes during the fiscal year ended September 30, 2019 is presented below (based upon target award amounts).

(in thousands, except grant date fair value)	Performance Stock Units	Weighted Average Grant Date Fair Value
Nonvested as of September 30, 2018	244	$77
Granted	147	$90
Vested	(105)	$76
Forfeited	(3)	$90
Nonvested as of September 30, 2019	283	$84

Shares that vested over the three-year performance period ended September 30, 2019 were distributed to employees in November 2019.
Note 11. Lease Commitments
The Company has long-term leases for facilities and equipment. In the normal course of business, leases are generally renewed or replaced by other leases. Certain leases include escalation clauses. During the fiscal years ended September 30, 2019, 2018, and 2017, the Company recorded rental expense of $108.9 million, $114.9 million, and $80.7 million, respectively, in Distribution, Selling, and Administrative in the Consolidated Statements of Operations.

As of September 30, 2019, future minimum rental payments under noncancelable operating leases and financing obligations were as follows:

Payments Due by Fiscal Year (in thousands)	Operating Leases	Financing Obligations [1]	Total
2020	$94,958	$22,468	$117,426
2021	84,002	29,790	113,792
2022	72,224	36,914	109,138
2023	63,507	35,950	99,457
2024	56,377	35,276	91,653
Thereafter	177,267	270,410	447,677
Total minimum lease payments	$548,335	$430,808	$979,143

[1] Represents the portion of future minimum lease payments relating to facility leases where the Company was determined to be the accounting owner (see Note 1). These payments are recognized as reductions to the financing obligation and as interest expense and exclude the future non-cash termination of the financing obligation.

Note 12. Employee Severance, Litigation, and Other
The following illustrates the charges incurred by the Company relating to Employee Severance, Litigation, and Other for the periods indicated:

	Fiscal Year Ended September 30,
(in thousands)	2019	2018	2017
Employee severance	$34,147	$36,694	$7,767
Litigation and opioid-related costs	185,145	61,527	917,573
Acquisition-related deal and integration costs	43,184	33,912	16,990
Business transformation efforts	55,437	32,963	3,700
Other restructuring initiatives	12,561	18,424	13,297
Total employee severance, litigation, and other	$330,474	$183,520	$959,327

Employee severance in the fiscal year ended September 30, 2019 included costs primarily related to PharMEDium restructuring activities, position eliminations resulting from our business transformation efforts and the integration of H.D. Smith, and restructuring activities related to our consulting business. Employee severance in the fiscal year ended September 30, 2018 included costs primarily related to position eliminations resulting from the Company's business transformation efforts and restructuring activities related to our consulting business. Employee severance in the fiscal year ended September 30, 2017 included costs primarily related to position eliminations as the Company began to reorganize to further align the organization to its customers' needs.
Litigation and opioid-related costs in the fiscal year ended September 30, 2019 consisted of $116.7 million of legal settlements and accruals and $68.5 million of legal fees in connection with opioid lawsuits and investigations. Litigation and opioid-related costs in the fiscal year ended September 30, 2018 primarily related to opioid lawsuits, investigations, and related initiatives. Litigation and opioid-related costs in the fiscal year ended September 30, 2017 primarily related to litigation settlements and accruals.
Acquisition-related deal and integration costs in the fiscal year ended September 30, 2019 are primarily related to the integration of H.D. Smith. Integration costs primarily include costs to transition servicing legacy H.D. Smith customers to existing company distribution facilities and operating systems. Acquisition-related deal and integration costs in the fiscal year ended September 30, 2018 were primarily related to the acquisition of H.D. Smith.
Business transformation efforts in the fiscal years ended September 30, 2019 and 2018 were primarily related to costs associated with reorganizing the Company to further align the organization to its customers' needs. The majority of these costs were related to services provided by third-party consultants.
Note 13. Legal Matters and Contingencies
In the ordinary course of its business, the Company becomes involved in lawsuits, administrative proceedings, government subpoenas, government investigations, stockholder demands, and other disputes, including antitrust, commercial, product liability, intellectual property, regulatory, employment discrimination, and other matters. Significant damages or penalties may be sought from the Company in some matters, and some matters may require years for the Company to resolve. The Company records a reserve for these matters when it is both probable that a liability has been incurred and the amount of the loss can be reasonably estimated.

 For those matters for which the Company has not recognized a liability, the Company cannot predict the outcome of their impact on the Company as uncertainty remains with regard to whether such matters will proceed to trial, whether settlements will be reached, and the amount and terms of any such settlements. Outcomes may include settlements in significant amounts that are not currently estimable, limitations on the Company's conduct, the imposition of corporate integrity agreement obligations, consent decrees, and/or other civil and criminal penalties. From time to time, the Company is also involved in disputes with its customers, which the Company generally seeks to resolve through commercial negotiations. If negotiations are unsuccessful, the parties may litigate the dispute or otherwise attempt to settle the matter.

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

Opioid Lawsuits and Investigations

A significant number of counties, municipalities, and other governmental entities in a majority of U.S. states and Puerto Rico, as well as several states and tribes, have filed lawsuits in various federal, state and other courts against pharmaceutical wholesale distributors (including the Company and its subsidiaries AmerisourceBergen Drug Corporation ("ABDC") and H.D. Smith, which was acquired in January 2018), pharmaceutical manufacturers, retail chains, medical practices, and physicians relating to the distribution of prescription opioid pain medications. Other lawsuits regarding the distribution of prescription opioid pain medications have been filed by: third-party payors and similar entities; hospitals; hospital groups; and individuals, including cases styled as putative class actions. The lawsuits, which have been and continue to be filed in federal, state, and other courts, generally allege violations of controlled substance laws and various other statutes as well as common law claims, including negligence, public nuisance, and unjust enrichment, and seek equitable relief and monetary damages. An initial group of cases was consolidated for Multidistrict Litigation ("MDL") proceedings before the United States District Court for the Northern District of Ohio (the "Court") in December 2017. Additional cases have been, and will likely continue to be, transferred to the MDL. Further, in June 2018, the Court granted a motion permitting the United States, through the DOJ, to participate in settlement discussions and as a friend of the Court by providing information to facilitate non-monetary remedies.

In April 2018, the Court issued an order creating a litigation track, which includes dispositive motion practice, discovery, and trials in certain bellwether jurisdictions. On December 31, 2018, the Court issued an order selecting two additional cases for a second bellwether discovery and trial track. The timing of discovery, motion practice, and trials for the second set of bellwether cases has not yet been determined.

On October 21, 2019, the Company announced an agreement in principle with two Ohio counties, Cuyahoga and Summit, to settle all claims brought by the two counties against the Company in the first track of the MDL. All claims against the Company were dismissed with prejudice pursuant to the settlement. As a result, the Company recorded a charge of $66.7 million in the fourth quarter of the fiscal year ended September 30, 2019 within Employee Severance, Litigation and Other in its Statement of Operations and in Accrued Expenses and Other on the Company’s Consolidated Balance Sheet.

The Court has continued to oversee court-ordered settlement discussions with attorneys for the plaintiffs and certain states that it instituted at the beginning of the MDL proceedings. On October 21, 2019, the Attorneys General for North Carolina, Pennsylvania, Tennessee, and Texas announced certain proposed settlement terms intended to provide a potential framework for a global resolution of the MDL and other related state court litigation, including cases currently filed and that could be filed. The attorneys general's announcement outlined that the largest U.S. pharmaceutical distributors would be expected to pay an aggregate amount of up to $18.0 billion over 18 years, of which the Company's portion would be 31%, in addition to the development and participation in a program for free or rebated distribution of opioid-abuse medications for a period of 10 years and the implementation of industry-wide changes to be specified to controlled substance anti-diversion programs. The Company is currently engaged in discussions that include the four attorneys general and other parties with the objective of reaching potential terms for a global resolution. The Company is also engaged in related discussions with plaintiffs' lawyers representing local governments and other parties with the same goal of reaching a global resolution with all parties. If agreed, the potential terms for a global resolution would then need to be presented to numerous other states and local governments, and a significant number of such jurisdictions would need to accept the proposed terms in order to achieve an agreement in principle that would provide the finality that the Company requires from a global resolution. Given the large number of parties involved, the complexity and difficulty of the underlying issues, and the resulting uncertainty of achieving a potential global resolution, the Company continues to litigate and prepare for trial in the cases pending in the MDL as well as in state courts where lawsuits have been filed, and intends to continue to vigorously defend itself in all such cases. A liability associated with a global resolution has not been recognized as of September 30, 2019, since the Company is unable to predict the outcome of settlement discussions with the states and local governments that will need to participate and, therefore, a global resolution cannot be considered probable. Furthermore, significant uncertainty remains with regard to whether such matters will proceed to trial, and, given the inherent uncertainty related to such litigation, the Company is not in a position to assess the likely outcome, and therefore unable to estimate the range of possible loss.

In June 2019, attorneys for some of the plaintiffs filed a motion proposing a procedure to certify a nationwide "negotiation class" of cities and counties for the purpose of negotiating and settling with defendants engaged in the nationwide manufacturing, sale, or distribution of opioids. The attorneys subsequently withdrew the motion and refiled an amended motion on July 9, 2019. The Court granted the motion on September 11, 2019 and certain defendants, including ABDC, are appealing.

On November 6, 2019, a New York state court entered an order accelerating the trial date for cases brought by Nassau and Suffolk Counties and the New York Attorney General against a variety of defendants, including the Company. Pursuant to that order, the trial, which is not part of the MDL, was scheduled to begin on January 20, 2020, however during a subsequent meeting on November 13, 2019, the court amended the trial date to begin in March 2020.

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

Since July 2017, the Company has received subpoenas from several U.S. Attorney's Offices. Those subpoenas request the production of a broad range of documents pertaining to ABDC's distribution of controlled substances and diversion control programs. The Company has been engaged in discussions with the various U.S. Attorney’s Offices, including the Health Care and Government Fraud Unit of the Criminal Division of the U.S. Attorney's Office for the District of New Jersey, and has been producing documents in response to the subpoenas.
In June 2012, the Attorney General of the State of West Virginia ("West Virginia AG") filed complaints, which were amended, in the Circuit Court of Boone County, West Virginia, against a number of pharmaceutical wholesale distributors, including the Company's subsidiary ABDC, alleging, among other claims, that the distributors failed to provide effective controls and procedures to guard against diversion of controlled substances for illegitimate purposes in West Virginia, acted negligently by distributing controlled substances to pharmacies that serve individuals who abuse controlled substances, and failed to report suspicious orders of uncontrolled substances in accordance with state regulations. The West Virginia AG was seeking monetary damages and injunctive and other equitable relief. This matter was dismissed with prejudice on January 9, 2017 pursuant to a settlement agreement that provided for the payment of $16.0 million and express denial of the allegations in the complaints and any wrongdoing. During the fiscal year ended September 30, 2017, the Company recognized the $16.0 million settlement in Employee Severance, Litigation, and Other on the Company's Consolidated Statements of Operations. The Company paid the $16.0 million settlement in fiscal 2017.
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

On May 17, 2019, PharMEDium reached an agreement on the terms of the Consent Decree with the FDA and the DOJ that was entered by the United States District Court for the Northern District of Illinois on May 22, 2019. The Consent Decree permits commercial operations to continue at PharMEDium’s Dayton, New Jersey and Sugar Land, Texas compounding facilities and administrative operations to continue at its Lake Forest, Illinois headquarters subject to compliance with requirements set forth therein. As required by the Consent Decree, initial audit inspections were conducted by an independent cGMP expert of the Dayton and Sugar Land facilities. The cGMP expert has notified the FDA that all of the short-term corrective actions taken are acceptable. The Company has submitted to the FDA several additional longer-term corrective actions, and the independent cGMP expert will assess the effectiveness of the implementation of these items in future audits. Additional audit inspections by the independent cGMP expert of the Sugar Land and Dayton facilities are required at least annually for a period of four years.

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

After five years, PharMEDium may petition the district court for full relief from the Consent Decree, or for specific relief with regard to one or more facilities. If, at the time of such petition, all obligations under the Consent Decree with respect to the specific facilities for which PharMEDium is seeking relief have been satisfied, and there has been continuous compliance with the Consent Decree for at least five years, the federal government will not oppose the petition, and PharMEDium may request that the district court grant such relief.

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

In January 2017, the Company's subsidiary U.S. Bioservices Corporation ("U.S. Bio") received a subpoena for information from the U.S. Attorney's Office for the Eastern District of New York ("USAO-EDNY") relating to its activities in connection with billing for products and making returns of potential overpayments to government payers. The Company engaged in discussions with the USAO-EDNY and produced documents in response to the subpoena. In April 2019, the government informed the Company that it had filed a notice with the U.S. District Court for the Eastern District of New York that it was declining to intervene in a filed qui tam action related to its investigation. The case was unsealed in April 2019 and counsel for the relator has stated that they intend to file an amended complaint under seal, which they intend to submit to the USAO-EDNY for further consideration.

The Company and its subsidiary AmerisourceBergen Specialty Group ("ABSG") had previously responded to subpoenas from the USAO-EDNY requesting production of documents and information relating to the pre-filled syringe program of ABSG’s subsidiary Medical Initiatives, Inc., ABSG's oncology distribution center, its group purchasing organization for oncologists, and intercompany transfers of certain oncology products. Medical Initiatives, Inc. voluntarily ceased operations in early 2014.
On September 27, 2017, pursuant to the terms of a plea agreement, ABSG entered a guilty plea to a one-count strict-liability misdemeanor violation of the Federal Food, Drug, and Cosmetic Act in the United States District Court of the Eastern District of New York. Under the terms of the agreement, which were approved by the Court, ABSG paid a total criminal fine and forfeiture of $260.0 million in fiscal 2017. The guilty plea resolves the federal criminal investigation related to the failure of Medical Initiatives, Inc. to duly register with the FDA. The Company also entered into a Compliance Agreement with the United States Department of Justice for a period of three years. During the fiscal year ended September 30, 2017, the Company recognized the $260.0 million settlement in Employee Severance, Litigation, and Other on the Company's Consolidated Statements of Operations.
The USAO-EDNY also pursued alleged civil claims under the False Claims Act. ABSG reached an agreement in principle with the USAO-EDNY during the fiscal quarter ended December 31, 2017, which the Company expected would resolve the alleged civil claims in their entirety. In the fourth quarter of the fiscal year ended September 30, 2018, the Company reached final terms of the settlement agreement with the USAO-EDNY, resolved potential administrative action by the Office of Inspector General of the U.S. Department of Health and Human Services by entering into a Corporate Integrity Agreement, and obtained dismissal with prejudice of the potential civil claims. The Corporate Integrity Agreement has a five-year term, which commenced on September 28, 2018, and requires, among other things, the maintenance of a compliance program, an independent review organization and a financial recoupment program. Pursuant to the terms of the settlement agreement with the USAO-EDNY, ABSG made a payment on September 28, 2018 to resolve the civil litigation without making any admission of liability in the amount of $625.0 million, plus interest from December 1, 2017. As a result of the agreement in principle, the Company had previously accrued a reserve in the amount of $625.0 million in the fiscal year ended September 30, 2017. The reserve was recognized in Employee Severance, Litigation, and Other on the Company's Statement of Operations.
The Company’s subsidiary U.S. Bio settled claims with the U.S. Attorney’s Office for the Southern District of New York ("USAO-SDNY") and with various states arising from the previously disclosed matter involving the dispensing of one product and U.S. Bio’s relationship with the manufacturer of that product. In accordance with the settlement agreements, the United States’ complaint against U.S. Bio was dismissed and the participating states agreed not to bring, and to dismiss with prejudice, any state law claims that they had the authority to bring against U.S. Bio. The Company paid the United States $10.7 million in fiscal 2017 and paid the participating states $2.8 million in fiscal 2018. During the year ended September 30, 2017, the Company recognized the $13.4 million settlement in Employee Severance, Litigation, and Other on the Company's Consolidated Statements of Operations.
Other Contingencies
New York State ("NYS") enacted the Opioid Stewardship Act ("OSA"), which went into effect on July 1, 2018. The OSA established an annual $100 million Opioid Stewardship Fund (the "Fund") and requires manufacturers, distributors, and importers licensed in NYS to ratably source the Fund. The ratable share of the assessment for each licensee was to be based upon opioids sold or distributed to or within NYS. In the fourth quarter of the fiscal year ended September 30, 2018, the Company accrued $22.0 million as an estimate of its liability under the OSA for opioids distributed from January 1, 2017 through September 30, 2018 and recognized this reserve in Cost of Goods Sold on its Consolidated Statement of Operations and in Accrued Expenses and Other on its Consolidated Balance Sheet as of September 30, 2018. In December 2018, the OSA was ruled unconstitutional by the U.S. District Court for the Southern District of New York, and, as a result, the Company reversed the $22.0 million accrual in the fiscal quarter ended December 31, 2018. NYS filed an appeal of the court decision on January 17, 2019; however, the Company does not believe a loss contingency is probable.
Note 14. Litigation Settlements
Antitrust Settlements
Numerous lawsuits have been filed against certain brand pharmaceutical manufacturers alleging that the manufacturer, by itself or in concert with others, took improper actions to delay or prevent generic drugs from entering the market. These lawsuits are generally brought as class actions. The Company has not been a named a plaintiff in any of these lawsuits, but has been a member of the direct purchasers' class (i.e., those purchasers who purchase directly from these pharmaceutical manufacturers). None of the lawsuits has gone to trial, but some have settled in the past with the Company receiving proceeds from the settlement funds. During the fiscal years ended September 30, 2019, 2018, and 2017, the Company recognized gains of $145.9 million, $35.9 million, and $1.4 million, respectively, relating to these lawsuits. These gains, which are net of attorney fees and estimated payments due to other parties, were recorded as reductions to cost of goods sold in the Company's Consolidated Statements of Operations.
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
The following illustrates reportable and operating segment revenue information for the periods indicated:

	Fiscal Year Ended September 30,
(in thousands)	2019	2018	2017
Pharmaceutical Distribution Services	$172,813,537	$161,699,343	$147,453,495
Other:
MWI Animal Health	3,975,232	3,789,759	3,636,305
Global Commercialization Services	2,893,109	2,542,971	2,111,558
Total Other	6,868,341	6,332,730	5,747,863
Intersegment eliminations	(92,757)	(92,438)	(57,532)
Revenue	$179,589,121	$167,939,635	$153,143,826

Intersegment eliminations primarily represent the elimination of certain Pharmaceutical Distribution Services reportable segment sales to MWI.
The following illustrates reportable segment operating income information for the periods indicated:

	Fiscal Year Ended September 30,
(in thousands)	2019	2018	2017
Pharmaceutical Distribution Services	$1,671,251	$1,626,748	$1,643,629
Other	380,660	355,091	373,797
Intersegment eliminations	(659)	(609)	(556)
Total segment operating income	$2,051,252	$1,981,230	$2,016,870

The following reconciles total segment operating income to income before income taxes for the periods indicated:

	Fiscal Year Ended September 30,
(in thousands)	2019	2018	2017
Total segment operating income	$2,051,252	$1,981,230	$2,016,870
Gain from antitrust litigation settlements	145,872	35,938	1,395
LIFO credit (expense)	22,544	(67,324)	157,782
PharMEDium remediation costs	(69,423)	(66,204)	—
New York State Opioid Stewardship Act	22,000	(22,000)	—
Acquisition-related intangibles amortization	(159,848)	(174,751)	(156,378)
Employee severance, litigation, and other	(330,474)	(183,520)	(959,327)
Goodwill impairment	—	(59,684)	—
Impairment of long-lived assets	(570,000)	—	—
Operating income	1,111,923	1,443,685	1,060,342
Other (income) loss	(12,952)	25,469	(2,730)
Interest expense, net	157,769	174,699	145,185
Loss on consolidation of equity investments	—	42,328	—
Loss on early retirement of debt	—	23,766	—
Income before income taxes	$967,106	$1,177,423	$917,887

Segment operating income is evaluated by the CODM of the Company and excludes gain from antitrust litigation settlements; LIFO credit (expense); PharMEDium remediation costs; New York State Opioid Stewardship Act; acquisition-related intangibles amortization; employee severance, litigation, and other; goodwill impairment; and impairment of long-lived assets. Segment measures were adjusted in fiscal 2019 to exclude impairment of long-lived assets as the CODM excludes these costs in the measurement of segment performance. All corporate office expenses are allocated to the operating segment level.
The Company incurred remediation costs in connection with the suspended production activities at PharMEDium (see Notes 1 and 13). These remediation costs are primarily classified in Cost of Goods sold in the Consolidated Statements of Operations. Future remediation costs will also include costs related to remediation activities responsive to FDA inspectional observations generally applicable to all of PharMEDium’s 503B outsourcing facilities, including product stability studies.
The Company recorded a $13.7 million gain on the sale of an equity investment in Other (Income) Loss in the Company's Consolidated Statement of Operations in the fiscal year ended September 30, 2019.
The Company recorded a $30.0 million impairment of a non-customer note receivable related to a start-up venture in Other (Income) Loss in the Company's Consolidated Statement of Operations in the fiscal year ended September 30, 2018.
The following illustrates total assets by reportable segment for the periods indicated:

	September 30,
(in thousands)	2019	2018	2017
Pharmaceutical Distribution Services	$33,160,529	$31,892,621	$29,691,127
Other	6,011,451	5,777,217	5,625,343
Total assets	$39,171,980	$37,669,838	$35,316,470

The CODM does not review assets by operating segment for the purpose of assessing performance or allocating resources.

The following illustrates depreciation and amortization by reportable segment for the periods indicated:

	Fiscal Year Ended September 30,
(in thousands)	2019	2018	2017
Pharmaceutical Distribution Services	$232,735	$225,608	$188,065
Other	69,824	64,768	53,160
Acquisition-related intangibles amortization	159,848	174,751	156,378
Total depreciation and amortization	$462,407	$465,127	$397,603

Depreciation and amortization includes depreciation and amortization of property and equipment and intangible assets, but excludes amortization of deferred financing costs and other debt-related items, which are included in interest expense, net.
The following illustrates capital expenditures by reportable segment for the periods indicated:

	Fiscal Year Ended September 30,
(in thousands)	2019	2018	2017
Pharmaceutical Distribution Services	$210,161	$190,191	$339,478
Other	100,061	146,220	126,919
Total capital expenditures	$310,222	$336,411	$466,397

Note 16. Fair Value of Financial Instruments
The recorded amounts of the Company's cash and cash equivalents, accounts receivable, and accounts payable as of September 30, 2019 and 2018 approximate fair value based upon the relatively short-term nature of these financial instruments. Within Cash and Cash Equivalents, the Company had $1,552.0 million and $1,050.0 million of investments in money market accounts as of September 30, 2019 and 2018. The fair value of the money market accounts was determined based upon unadjusted quoted prices in active markets for identical assets, otherwise known as Level 1 inputs.
The recorded amount of long-term debt (see Note 6) and the corresponding fair value as of September 30, 2019 were $4,033.9 million and $4,158.4 million, respectively. The recorded amount of long-term debt and the corresponding fair value as of September 30, 2018 were $4,158.5 million and $4,000.1 million, respectively. The fair value of long-term debt was determined based upon inputs other than quoted prices, otherwise known as Level 2 inputs.

Note 17. Quarterly Financial Information (Unaudited)

	Fiscal Year Ended September 30, 2019
(in thousands, except per share amounts)	First Quarter	Second Quarter	Third Quarter	Fourth Quarter	Fiscal Year
Revenue	$45,392,452	$43,319,602	$45,239,265	$45,637,802	$179,589,121
Gross profit (a)	$1,297,580	$1,424,756	$1,231,239	$1,184,737	$5,138,312
Distribution, selling, and administrative expenses; depreciation; and amortization	779,085	751,802	764,539	830,489	3,125,915
Employee severance, litigation, and other	40,672	55,389	60,006	174,407	330,474
Impairment of long-lived assets	—	570,000	—	—	570,000
Operating income	$477,823	$47,565	$406,694	$179,841	$1,111,923
Net income (b)	$391,753	$28,073	$302,002	$132,307	$854,135
Net income attributable to AmerisourceBergen Corporation (b)	$393,652	$27,135	$301,959	$132,619	$855,365
Earnings per share operations:
Basic	$1.86	$0.13	$1.44	$0.64	$4.07
Diluted	$1.84	$0.13	$1.43	$0.63	$4.04
__________________________________________________________

(a)
The first, second, third, and fourth quarters of the fiscal year ended September 30, 2019 include gains from antitrust litigation settlements of $87.3 million, $52.0 million, $3.5 million, and $3.1 million, respectively. The first, second, and third quarter of the fiscal year ended September 30, 2019 include LIFO credits of $3.0 million, $66.8 million, and $9.9 million, respectively. The fourth quarter of the fiscal year ended September 30, 2019 includes LIFO expense of $57.2 million. The first, second, third, and fourth quarters of the fiscal year ended September 30, 2019 include PharMEDium remediation costs of $17.9 million, $12.3 million, $11.7 million, and $6.7 million, respectively. The first quarter of the fiscal year ended September 30, 2019 includes a $22.0 million reversal of a previous estimate of our liability under the New York State Opioid Stewardship Act.

(b)
The first quarter of the fiscal year ended September 30, 2019 includes a $37.0 million income tax benefit adjustment to the one-time transition tax on historical foreign earnings and profits through December 31, 2017. The second quarter of the fiscal year ended September 30, 2019 includes a gain on the sale of an equity investment of $13.7 million.

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
__________________________________________________________

(a)
The second and third quarters of the fiscal year ended September 30, 2018 include gains from antitrust litigation settlements of $0.3 million and $35.6 million, respectively. The third quarter of the fiscal year ended September 30, 2018 includes a LIFO credit of $16.1 million. The fourth quarter of the fiscal year ended September 30, 2018 includes LIFO expense of $83.5 million. The second, third, and fourth quarters of the fiscal year ended September 30, 2018 include PharMEDium remediation costs of $22.5 million, $12.0 million, and $26.6 million, respectively. The fourth quarter of the fiscal year ended September 30, 2018 includes a $22.0 million estimate of our liability under the New York State Opioid Stewardship Act.

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
Changes in Internal Control over Financial Reporting
There were no changes during the fiscal quarter ended September 30, 2019 in the Company's internal control over financial reporting that materially affected, or are reasonably likely to materially affect, those controls.
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
AmerisourceBergen's management assessed the effectiveness of AmerisourceBergen's internal control over financial reporting as of September 30, 2019. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control — Integrated Framework (2013). Based on management's assessment and those criteria, management has concluded that AmerisourceBergen's internal control over financial reporting was effective as of September 30, 2019.
AmerisourceBergen's independent registered public accounting firm, Ernst & Young LLP, has issued an attestation report on the effectiveness of AmerisourceBergen's internal control over financial reporting. This report is set forth below.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Stockholders and the Board of Directors of AmerisourceBergen Corporation
Opinion on Internal Control over Financial Reporting
We have audited AmerisourceBergen Corporation and subsidiaries' internal control over financial reporting as of September 30, 2019, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (the COSO criteria). In our opinion, AmerisourceBergen Corporation and subsidiaries (the Company) maintained, in all material respects, effective internal control over financial reporting as of September 30, 2019, based on the COSO criteria.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the 2019 consolidated financial statements of the Company and our report dated November 19, 2019 expressed an unqualified opinion thereon.
Basis for Opinion
The Company's management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management’s Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.
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
November 19, 2019

ITEM 9B.    OTHER INFORMATION
None.
PART III

ITEM 10.    DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE
Information appearing in our Notice of Annual Meeting of Stockholders and Proxy Statement for the 2020 Annual Meeting of Stockholders (the "2020 Proxy Statement"), including information appearing under "Proxy Statement Highlights - Director Nominees and Board Summary," "Corporate Governance and Related Matters," "Audit Committee Matters," and "Delinquent Section 16(a) Reports," is incorporated herein by reference. We will file the 2020 Proxy Statement with the Securities and Exchange Commission pursuant to Regulation 14A within 120 days after the close of the fiscal year.
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
ITEM 11.    EXECUTIVE COMPENSATION
Information contained in the 2020 Proxy Statement, including information appearing under "Corporate Governance and Related Matters" and "Executive Compensation and Related Matters" in the 2020 Proxy Statement, is incorporated herein by reference.
ITEM 12.    SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS
Information contained in the 2020 Proxy Statement, including information appearing under "Beneficial Ownership of Common Stock" and "Equity Compensation Plan Information" in the 2020 Proxy Statement, is incorporated herein by reference.
ITEM 13.    CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE
Information contained in the 2020 Proxy Statement, including information appearing under "Corporate Governance and Related Matters" and "Related Person Transactions" in the 2020 Proxy Statement, is incorporated herein by reference.
ITEM 14.    PRINCIPAL ACCOUNTANT FEES AND SERVICES
Information contained in the 2020 Proxy Statement, including information appearing under "Audit Committee Matters" in the 2020 Proxy Statement, is incorporated herein by reference.

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

4.14	Description of the Registrant's Securities
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

‡10.6
Form of Nonqualified Stock Option Award Agreement to Employee under the AmerisourceBergen Corporation Equity Incentive Plan (incorporated by reference to Exhibit 10.10 to the Registrant's Annual Report on Form 10-K for the fiscal year ended September 30, 2013).

‡10.7
AmerisourceBergen Corporation Amended and Restated Employee Stock Purchase Plan, as amended and restated on March 2, 2018 (incorporated by reference to Exhibit 10.1 to the Registrant's Quarterly Report on Form 10-Q for the fiscal quarter ended March 31, 2018).

‡10.8
AmerisourceBergen Corporation Compensation Policy for Non-Employee Directors, effective as of March 3, 2016 (incorporated by reference to Exhibit 99.2 to the Registrant's Current Report on Form 8-K filed on March 9, 2016).

‡10.9
AmerisourceBergen Corporation Benefit Restoration Plan, as amended and restated as of December 1, 2013 (incorporated by reference to Exhibit 10.1 to the Registrant's Current Report on Form 8-K filed on December 5, 2013).

‡10.10	AmerisourceBergen Corporation Omnibus Incentive Plan (incorporated by reference to Exhibit 10.1 to the Registrant's Current Report on Form 8-K filed on March 10, 2014).
‡10.11
Form of Restricted Stock Unit Agreement to Non-Employee Director under the AmerisourceBergen Corporation Omnibus Incentive Plan (incorporated by reference to Exhibit 10.3 to the Registrant's Current Report on form 8-K filed on March 10, 2014).

‡10.12
Form of 2014 Nonqualified Stock Option Award Agreement to Employee under the AmerisourceBergen Corporation Omnibus Incentive Plan (incorporated by reference to Exhibit 10.4 to the Registrant's Current Report on Form 8-K filed on March 10, 2014).

‡10.13
Form of 2014 Restricted Stock Unit Agreement to Employee under the AmerisourceBergen Corporation Omnibus Incentive Plan (incorporated by reference to Exhibit 10.5 to the Registrant's Current Report on Form 8-K filed on March 10, 2014).

‡10.14
Form of 2014 Performance Share Award Agreement to Employee under the AmerisourceBergen Corporation Omnibus Incentive Plan (incorporated by reference to Exhibit 10.6 to the Registrant's Current Report on Form 8-K filed on March 10, 2014).

‡10.15
Form of 2019 Nonqualified Stock Option Award Agreement to Employee under the AmerisourceBergen Corporation Omnibus Incentive Plan (incorporated by reference to Exhibit 10.7 to the Registrant's Quarterly Report on Form 10-Q for the fiscal quarter ended December 31, 2018).

‡10.16
Form of 2019 Restricted Stock Unit Agreement to Employee under the AmerisourceBergen Corporation Omnibus Incentive Plan (incorporated by reference to Exhibit 10.8 to the Registrant's Quarterly Report on Form 10-Q for the fiscal quarter ended December 31, 2018).

‡10.17
Form of 2019 Performance Share Award Agreement to Employee under the AmerisourceBergen Corporation Omnibus Incentive Plan (incorporated by reference to Exhibit 10.9 to the Registrant's Quarterly Report on Form 10-Q for the fiscal quarter ended December 31, 2018).

‡10.18	AmerisourceBergen Corporation Financial Recoupment Policy (incorporated by reference to Exhibit 10.10 to the Registrant’s Quarterly Report on Form 10-Q for the fiscal quarter ended December 31, 2018).
‡10.19
Amended and Restated Employment Agreement, dated as of January 11, 2019, between the Company and Steven H. Collis (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed on January 11, 2019).

‡10.20
Amended and Restated Employment Agreement, dated as of January 11, 2019, between the Company and John G. Chou (incorporated by reference to Exhibit 10.2 to the Registrant’s Current Report on Form 8-K filed on January 11, 2019).

‡10.21	Form of Employment Agreement applicable to executive officers (incorporated by reference to Exhibit 10.3 to the Registrant’s Current Report on Form 8-K filed on January 11, 2019.

Exhibit Number	Description
‡10.22
Employment Agreement, dated as of May 10, 2012, between the Registrant and Tim G. Guttman (incorporated by reference to Exhibit 10.21 to the Registrant's Annual Report on Form 10-K for the fiscal year ended September 30, 2012).

10.23
Receivables Sale Agreement between AmerisourceBergen Drug Corporation, as originator, and AmeriSource Receivables Financial Corporation, as buyer, dated as of July 10, 2003 (incorporated by reference to Exhibit 10.2 to the Registrant's Quarterly Report on Form 10-Q for the fiscal quarter ended March 31, 2010).

10.24
First Amendment to Receivables Sale Agreement, dated as of April 29, 2010, by and between AmeriSource Receivables Financial Corporation, as buyer, and AmerisourceBergen Drug Corporation as originator (incorporated by reference to Exhibit 99.2 to the Registrant's Current Report on Form 8-K filed on May 5, 2010).

10.25
Second Amendment to Receivables Sales Agreement, dated as of April 28, 2011, between AmeriSource Receivables Financial Corporation, as buyer, and AmerisourceBergen Drug Corporation, as originator (incorporated by reference to Exhibit 10.2 to the Registrant's Current Report on Form 8-K filed on May 4, 2011).

10.26
Third Amendment to Receivables Sale Agreement, dated as of October 28, 2011, between AmeriSource Receivables Financial Corporation, as buyer, and AmerisourceBergen Drug Corporation, as originator (incorporated by reference to Exhibit 10.2 to the Registrant's Current Report on Form 8-K filed on October 28, 2011).

10.27
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

10.28
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

10.33
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

10.34
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

10.35
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
10.36
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

10.37
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

10.38
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

10.40
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

10.41
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

10.42
Fourteenth Amendment to Amended and Restated Receivables Purchase Agreement, dated as of September 18, 2019, among AmeriSource Receivables Financial Corporation, as seller, AmerisourceBergen Drug Corporation, as servicer, the Purchaser Agents and Purchasers party thereto, and MUFG Bank, Ltd., as administrator (incorporated by reference to Exhibit 10.3 to the Registrant’s Current Report on Form 8-K filed on September 23, 2019).

10.43
Amended and Restated Performance Undertaking, dated as of December 2, 2004, executed by the Registrant, as performance guarantor, in favor of AmeriSource Receivables Financial Corporation, as recipient (incorporated by reference to Exhibit 10.31 to the Registrant's Annual Report on Form 10-K for the fiscal year ended September 30, 2011).

10.44
First Amendment to Amended and Restated Performance Undertaking Agreement, dated as of April 28, 2011, executed by the Registrant, as performance guarantor (incorporated by reference to Exhibit 10.3 to the Registrant's Current Report on Form 8-K filed on May 4, 2011).

10.45
Second Amendment to Amended and Restated Performance Undertaking Agreement, dated as of December 18, 2017, executed by the Registrant, as performance guarantor (incorporated by reference to Exhibit 10.3 to the Registrant's Quarterly Report on Form 10-Q for the fiscal quarter ended December 31, 2017).

10.46
Third Amendment to Amended and Restated Performance Undertaking Agreement, dated as of September 18, 2019, executed by AmerisourceBergen Corporation, as performance guarantor (incorporated by reference to Exhibit 10.4 to the Registrant’s Current Report on Form 8-K filed on September 23, 2019).

10.47
Eighth Amendment and Restatement Agreement, dated as of September 18, 2019, among AmerisourceBergen Corporation, the borrowing subsidiaries party thereto, the lenders party thereto, and JPMorgan Chase Bank, N.A., as Administrative Agent (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed on September 23, 2019).

10.48
Revolving Credit Note, dated as of March 8, 2013, between the Registrant and Citizens Bank of Pennsylvania (incorporated by reference to Exhibit 10.4 to the Registrant's Quarterly Report on Form 10-Q for the quarter ended March 31, 2013).

10.49
First Amendment to Line of Credit Note, dated as of April 4, 2014, between the Registrant and Citizens Bank of Pennsylvania (incorporated by reference to Exhibit 10.1 to the Registrant's Quarterly Report on Form 10-Q for the fiscal quarter ended June 30, 2014).

Exhibit Number	Description
10.50
Term Credit Agreement, dated as of October 31, 2018, among AmerisourceBergen Corporation, the lenders party thereto and Wells Fargo Bank, N.A., as Administrative Agent (incorporated by reference to Exhibit 10.2 to the Registrant's Current Report on Form 8-K filed on November 6, 2018).

10.51
First Amendment to the Term Credit Agreement, dated as of September 18, 2019, among AmerisourceBergen Corporation, the lenders party thereto and Wells Fargo Bank, National Association, as Administrative Agent (incorporated by reference to Exhibit 10.2 to the Registrant’s Current Report on Form 8-K filed on September 23, 2019).

21	Subsidiaries of the Registrant.
23	Consent of Ernst & Young LLP, Independent Registered Public Accounting Firm.
31.1	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer.
31.2	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer.
32	Section 1350 Certifications of the Chief Executive Officer and Chief Financial Officer.
101
Financial statements from the Annual Report on Form 10-K of AmerisourceBergen Corporation for the fiscal year ended September 30, 2019, formatted in Inline Extensible Business Reporting Language (iXBRL): (i) the Consolidated Balance Sheets, (ii) the Consolidated Statements of Operations, (iii) the Consolidated Statements of Comprehensive Income, (iv) the Consolidated Statements of Changes in Stockholders' Equity, (v) the Consolidated Statements of Cash Flows, and (vi) the Notes to Consolidated Financial Statements.

104	Cover Page Interactive Data File (formatted as inline XBRL and contained in Exhibit 101).
__________________________________________________________

*	Copies of the exhibits will be furnished to any security holder of the Registrant upon payment of the reasonable cost of reproduction.

‡	Each marked exhibit is a management contract or a compensatory plan, contract or arrangement in which a director or executive officer of the Registrant participates or has participated.
ITEM 16.    FORM 10-K SUMMARY

Not applicable.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

AMERISOURCEBERGEN CORPORATION
Date: November 19, 2019	By:	/s/ STEVEN H. COLLIS Steven H. Collis Chairman, President and Chief Executive Officer
 Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below as of November 19, 2019 by the following persons on behalf of the Registrant and in the capacities indicated.

Signature	Title

/s/ STEVEN H. COLLIS___________________________ Steven H. Collis	Chairman, President and Chief Executive Officer (Principal Executive Officer)

/s/ JAMES F. CLEARY____________________________ James F. Cleary	Executive Vice President and Chief Financial Officer (Principal Financial Officer)

/s/ LAZARUS KRIKORIAN________________________ Lazarus Krikorian	Senior Vice President and Chief Accounting Officer (Principal Accounting Officer)

/s/ _____________________________________________ Ornella Barra	Director

/s/ D. MARK DURCAN____________________________ D. Mark Durcan	Director

/s/ RICHARD W. GOCHNAUER____________________ Richard W. Gochnauer	Director

/s/ LON R. GREENBERG__________________________ Lon R. Greenberg	Director

Signature	Title

/s/ JANE E. HENNEY, M.D.________________________ Jane E. Henney, M.D.	Lead Independent Director

/s/ KATHLEEN W. HYLE__________________________ Kathleen W. Hyle	Director

/s/ MICHAEL J. LONG____________________________ Michael J. Long	Director

/s/ HENRY W. MCGEE____________________________ Henry W. McGee	Director

AMERISOURCEBERGEN CORPORATION AND SUBSIDIARIES
SCHEDULE II — VALUATION AND QUALIFYING ACCOUNTS

(In thousands)	Balance at Beginning of Period	Charged to Costs and Expenses (1)	Deductions- Describe (2)	Balance at End of Period (3)
Year Ended September 30, 2019
Allowances for returns and doubtful accounts	$1,049,901	$3,720,642	$(3,546,656)	$1,223,887

Year Ended September 30, 2018
Allowances for returns and doubtful accounts	$1,068,251	$3,397,562	$(3,415,912)	$1,049,901

Year Ended September 30, 2017
Allowances for returns and doubtful accounts	$926,034	$3,157,960	$(3,015,743)	$1,068,251
__________________________________________________________

(1)	Represents the provision for returns and doubtful accounts.

(2)	Represents reductions to the returns allowance and accounts receivable written off during year, net of recoveries.

(3)
Includes an allowance for doubtful accounts for long-term accounts receivable within Other Assets on the Consolidated Balance Sheets of $981 thousand, $13,568 thousand and $17,890 thousand as of September 30, 2019, 2018, and 2017, respectively.