Form 10-Q
period 2019-12-31
AMERISOURCEBERGEN CORP
filed 2020-01-30
CIK 1140859

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED December 31, 2019

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

The number of shares of common stock of AmerisourceBergen Corporation outstanding as of January 28, 2020 was 205,891,754.

AMERISOURCEBERGEN CORPORATION

PART I. FINANCIAL INFORMATION
ITEM I. Financial Statements (Unaudited)

AMERISOURCEBERGEN CORPORATION AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

(in thousands, except share and per share data)	December 31, 2019	September 30, 2019
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$3,232,604	$3,374,194
Accounts receivable, less allowances for returns and doubtful accounts: $1,365,577 as of December 31, 2019 and $1,222,906 as of September 30, 2019	12,568,816	12,386,879
Inventories	11,686,466	11,060,254
Right to recover asset	1,277,714	1,147,483
Prepaid expenses and other	189,216	163,244
Total current assets	28,954,816	28,132,054

Property and equipment, net	1,442,383	1,770,516
Goodwill	6,707,764	6,705,507
Other intangible assets	2,138,398	2,294,836
Other assets	773,377	269,067

TOTAL ASSETS	$40,016,738	$39,171,980

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$29,181,860	$28,385,074
Accrued expenses and other	916,107	1,057,208
Short-term debt	532,489	139,012
Total current liabilities	30,630,456	29,581,294

Long-term debt	3,636,114	4,033,880
Long-term financing obligation (Note 1)	—	320,518
Accrued income taxes	289,047	284,075
Deferred income taxes	1,895,453	1,860,195
Other liabilities	496,587	98,812
Commitments and contingencies (Note 10)

Stockholders’ equity:
Common stock, $0.01 par value - authorized, issued, and outstanding: 600,000,000 shares, 285,992,180 shares, and 205,778,204 shares as of December 31, 2019, respectively, and 600,000,000 shares, 285,295,170 shares, and 206,760,654 shares as of September 30, 2019, respectively	2,860	2,853
Additional paid-in capital	4,901,291	4,850,142
Retained earnings	4,375,181	4,235,491
Accumulated other comprehensive loss	(87,731)	(111,965)
Treasury stock, at cost: 80,213,976 shares as of December 31, 2019 and 78,534,516 shares as of September 30, 2019	(6,236,975)	(6,097,604)
Total AmerisourceBergen Corporation stockholders' equity	2,954,626	2,878,917
Noncontrolling interest	114,455	114,289
Total equity	3,069,081	2,993,206

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$40,016,738	$39,171,980
See notes to consolidated financial statements.

AMERISOURCEBERGEN CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Three months ended December 31,
(in thousands, except per share data)	2019	2018
Revenue	$47,864,742	$45,392,452
Cost of goods sold	46,633,528	44,094,872
Gross profit	1,231,214	1,297,580
Operating expenses:
Distribution, selling, and administrative	685,953	656,585
Depreciation	69,244	75,362
Amortization	35,271	47,138
Employee severance, litigation, and other	39,309	40,672
Impairment of long-lived assets (Note 5)	138,000	—
Operating income	263,437	477,823
Other loss	2,842	3,097
Interest expense, net	31,007	42,170
Income before income taxes	229,588	432,556
Income tax expense	43,020	40,803
Net income	186,568	391,753
Net loss attributable to noncontrolling interest	1,072	1,899
Net income attributable to AmerisourceBergen Corporation	$187,640	$393,652

Earnings per share:
Basic	$0.91	$1.86
Diluted	$0.90	$1.84

Weighted average common shares outstanding:
Basic	206,008	212,054
Diluted	207,517	213,969

Cash dividends declared per share of common stock	$0.40	$0.40
 See notes to consolidated financial statements.

AMERISOURCEBERGEN CORPORATION AND SUBSIDIARIES
 CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited)

	Three months ended December 31,
(in thousands)	2019	2018
Net income	$186,568	$391,753
Other comprehensive income (loss)
Foreign currency translation adjustments	25,453	(11,374)
Other	19	(112)
Total other comprehensive income (loss)	25,472	(11,486)
Total comprehensive income	212,040	380,267
Comprehensive income attributable to noncontrolling interest	(166)	(245)
Comprehensive income attributable to AmerisourceBergen Corporation	$211,874	$380,022
See notes to consolidated financial statements.

AMERISOURCEBERGEN CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
(Unaudited)

(in thousands, except per share data)	Common Stock	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Treasury Stock	Noncontrolling Interest	Total
September 30, 2019	$2,853	$4,850,142	$4,235,491	$(111,965)	$(6,097,604)	$114,289	$2,993,206
Adoption of ASC 842, net of tax (Note 1)	—	—	35,138	—	—	—	35,138
Net income (loss)	—	—	187,640	—	—	(1,072)	186,568
Other comprehensive income	—	—	—	24,234	—	1,238	25,472
Cash dividends, $0.40 per share	—	—	(83,088)	—	—	—	(83,088)
Exercises of stock options	3	20,110	—	—	—	—	20,113
Share-based compensation expense	—	31,374	—	—	—	—	31,374
Purchases of common stock	—	—	—	—	(129,775)	—	(129,775)
Employee tax withholdings related to restricted share vesting	—	—	—	—	(9,596)	—	(9,596)
Other	4	(335)	—	—	—	—	(331)
December 31, 2019	$2,860	$4,901,291	$4,375,181	$(87,731)	$(6,236,975)	$114,455	$3,069,081

(in thousands, except per share data)	Common Stock	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Treasury Stock	Noncontrolling Interest	Total
September 30, 2018	$2,836	$4,715,473	$3,720,582	$(79,253)	$(5,426,814)	$117,137	$3,049,961
Adoption of ASC 606	—	—	(1,482)	—	—	(1,102)	(2,584)
Net income (loss)	—	—	393,652	—	—	(1,899)	391,753
Other comprehensive (loss) income	—	—	—	(13,630)	—	2,144	(11,486)
Cash dividends, $0.40 per share	—	—	(85,535)	—	—	—	(85,535)
Exercises of stock options	4	22,396	—	—	—	—	22,400
Share-based compensation expense	—	31,768	—	—	—	—	31,768
Purchases of common stock	—	—	—	—	(225,850)	—	(225,850)
Employee tax withholdings related to restricted share vesting	—	—	—	—	(5,654)	—	(5,654)
Other	2	(42)	—	—	—	—	(40)
December 31, 2018	$2,842	$4,769,595	$4,027,217	$(92,883)	$(5,658,318)	$116,280	$3,164,733

See notes to consolidated financial statements.

AMERISOURCEBERGEN CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Three months ended December 31,
(in thousands)	2019	2018
OPERATING ACTIVITIES
Net income	$186,568	$391,753
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation, including amounts charged to cost of goods sold	71,846	85,996
Amortization, including amounts charged to interest expense	37,499	49,236
Provision for doubtful accounts	2,189	8,007
Provision for deferred income taxes	29,355	46,246
Share-based compensation	31,374	31,768
LIFO expense (credit)	13,281	(3,029)
Impairment of long-lived assets	138,000	—
Other	17,476	(11,319)
Changes in operating assets and liabilities, excluding the effects of acquisitions:
Accounts receivable	(307,204)	(658,890)
Inventories	(630,980)	(898,775)
Prepaid expenses and other assets	(111)	(26,610)
Accounts payable	787,037	1,498,643
Income taxes payable	1,669	(18,792)
Accrued expenses and other liabilities	(235,189)	(15,266)
NET CASH PROVIDED BY OPERATING ACTIVITIES	142,810	478,968
INVESTING ACTIVITIES
Capital expenditures	(67,305)	(79,233)
Cost of acquired companies, net of cash acquired	—	(52,398)
Other	4,966	4,013
NET CASH USED IN INVESTING ACTIVITIES	(62,339)	(127,618)
FINANCING ACTIVITIES
Senior notes and other loan borrowings	18,538	424,684
Senior notes and other loan repayments	(29,023)	(428,079)
Borrowings under revolving and securitization credit facilities	50,584	97,449
Repayments under revolving and securitization credit facilities	(54,080)	(85,612)
Purchases of common stock	(135,128)	(239,008)
Exercises of stock options	20,113	22,400
Cash dividends on common stock	(83,088)	(85,535)
Tax withholdings related to restricted share vesting	(9,596)	(5,654)
Other	(381)	(4,355)
NET CASH USED IN FINANCING ACTIVITIES	(222,061)	(303,710)
(DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS	(141,590)	47,640
Cash and cash equivalents at beginning of period	3,374,194	2,492,516
CASH AND CASH EQUIVALENTS AT END OF PERIOD	$3,232,604	$2,540,156
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

The accompanying unaudited consolidated financial statements have been prepared in conformity with U.S. generally accepted accounting principles ("GAAP") for interim financial information, the instructions to Form 10-Q, and Rule 10-01 of Regulation S-X. In the opinion of management, all adjustments (consisting only of normal recurring accruals, except as otherwise disclosed herein) considered necessary to present fairly the financial position as of December 31, 2019 and the results of operations and cash flows for the interim periods ended December 31, 2019 and 2018 have been included. Certain information and footnote disclosures normally included in financial statements presented in accordance with U.S. GAAP, but which are not required for interim reporting purposes, have been omitted. The accompanying unaudited consolidated financial statements should be read in conjunction with the financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the fiscal year ended September 30, 2019.

The preparation of financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect amounts reported in the financial statements and accompanying notes. Actual amounts could differ from these estimated amounts.

Recently Adopted Accounting Pronouncements
 In February 2016, the FASB issued ASU No. 2016-02, "Leases (Topic 842)" ("ASU 2016-02" or "ASC 842")). ASU 2016-02 aims to increase transparency and comparability across organizations by requiring lease assets and lease liabilities to be recognized on the balance sheet as well as key information to be disclosed regarding lease arrangements. ASU 2016-02 was effective for annual reporting periods beginning after December 15, 2018 and interim periods within those fiscal years.
The Company adopted ASC 842 as of October 1, 2019 and adopted it using the modified retrospective approach. The Company elected the transition package of practical expedients provided within the amended guidance, which eliminated the requirements to reassess lease identification, lease classification, and initial direct costs for leases that commenced before the effective date. The Company also elected to combine lease and non-lease components and to exclude short-term leases from its consolidated balance sheets. The Company did not elect the hindsight practical expedient in determining the lease term.
In connection with the adoption of ASC 842, the Company recognized operating lease liabilities of $562.1 million, right-of-use ("ROU") assets of $526.3 million, and a $35.1 million, net of tax of $9.6 million, cumulative adjustment to retained earnings. The Company's lease liabilities were based on the present value of the remaining minimum lease commitments using the Company's incremental borrowing rates as of October 1, 2019, and the Company's ROU assets were based upon the operating lease liabilities adjusted for prepaid and deferred rents. The cumulative adjustment to retained earnings was primarily the result of derecognizing assets of $266.0 million in Property and Equipment, Net and $324.8 million of financing obligations in Long-Term Financing Obligation and Accrued Expenses and Other, all of which was associated with leased assets where the Company was deemed the owner of the leased assets for accounting purposes. The Company finalized the impact that the amended lease guidance had on its systems, processes, and internal controls. The adoption of ASC 842 did not and will not have a material impact on its results of operations or cash flows.
For the Company's lease accounting policy and other required disclosures, refer to Note 2.
Recently Issued Accounting Pronouncements Not Yet Adopted

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

In December 2019, the FASB issued ASU No. 2019-12, "Income Taxes (Topic 740): Simplifying the Accounting for Income Taxes" ("ASU 2019-12"). ASU 2019-12 removes certain exceptions to the general principles in ASC 740 in order to reduce the cost and complexity of its application. ASU 2019-12 is effective for annual reporting periods beginning after December 15, 2020, including interim periods within those fiscal years, with certain amendments applied on a modified retrospective basis, with a cumulative-effect adjustment to retained earnings as of the beginning of the fiscal year of adoption, and others prospectively. Early adoption of this guidance is permitted, including the adoption in any interim period for public companies for periods for which financial statements have not yet been issued. The Company is currently evaluating the impact of adopting this new accounting guidance.

As of December 31, 2019, there were no other recently-issued accounting standards that may have a material impact on the Company’s financial position, results of operations, or cash flows upon their adoption.

Note 2.  Leases

At the inception of an arrangement, the Company determines whether the arrangement is or contains a lease based on the facts and circumstances present. Leases are classified as either finance or operating, with classification affecting the pattern of expense recognition in the income statement. At the lease commencement date, operating and finance lease liabilities and their corresponding ROU assets are recorded based on the present value of lease payments over the expected lease term. The interest rate implicit in lease contracts is typically not readily determinable and, as such, the Company uses its incremental borrowing rate to discount the lease liabilities, which is the rate incurred to borrow on a collateralized basis over a similar term in a similar economic environment. Certain adjustments to the ROU asset may be required for items such as incentives received. The Company does not recognize on the balance sheet leases with terms of one year or less.

The Company has operating leases that are primarily comprised of buildings, office equipment, distribution center equipment, and vehicles. Some of the Company's leases include options to extend or early terminate the lease, which are included in the lease term when it is reasonably certain to exercise and there is a significant economic incentive to exercise that option. Certain lease agreements contain provisions for future rent increases. Lease payments included in the measurement of the lease liability comprise fixed payments. The Company combines lease and non-lease components as a single component. Operating lease cost is recognized over the expected lease term on a straight-line basis. Variable lease payments, which are primarily comprised of maintenance, taxes, and other payments based on usage, are recognized when the expense is incurred. The Company's leases do not contain residual value guarantees.

The components of lease cost in the three months ended December 31, 2019 were as follows:

(in thousands)	Three months ended December 31, 2019
Operating lease cost	$29,935
Short-term lease cost	1,526
Variable lease cost	4,856
Total lease cost	$36,317

The Company recorded rental expense of $26.8 million in the three months ended December 31, 2018.

The following summarizes balance sheet information related to operating leases:

(in thousands, except for lease term and discount rate)	December 31, 2019
Right of use assets
Other assets	$499,290

Lease liabilities
Accrued expenses and other	$97,935
Other long-term liabilities	440,124
Total lease liabilities	$538,059

Weighted-average remaining lease term	7.56 years
Weighted-average discount rate	3.81%

Other cash flow information related to operating leases is as follows:

(in thousands)	Three months ended December 31, 2019
Cash paid for amounts included in the measurement of lease liabilities
Operating lease cash payments	$29,100

Right-of-use assets obtained in exchange for lease liabilities
New operating leases	$5,918
Leases recognized upon adoption of ASC 842	$526,281

Future minimum rental payments under noncancellable operating leases were as follows:

Payments Due by Fiscal Year (in thousands)	As of December 31, 2019
2020	$89,675
2021	116,302
2022	111,367
2023	101,487
2024	93,647
Thereafter	453,893
Total future undiscounted lease payments	966,371
Less: Future payments for leases that have not yet commenced [1]	(296,788)
Less: Imputed interest	(131,524)
Total lease liabilities	$538,059

[1] The Company has certain leases that it has executed but it does not control the underlying assets; therefore, lease liabilities and ROU assets were not recorded on the Company's Consolidated Balance Sheet as of December 31, 2019. These future commitments primarily relate to the Company's new general corporate and administrative office.

As previously disclosed in the Company's fiscal 2019 Annual Report on Form 10-K under the prior accounting guidance, the future minimum rental payments under noncancellable operating leases and financing obligations as of September 30, 2019 were as follows:

Payments Due by Fiscal Year (in thousands)	Operating Leases	Financing Obligations [1]	Total
2020	$94,958	$22,468	$117,426
2021	84,002	29,790	113,792
2022	72,224	36,914	109,138
2023	63,507	35,950	99,457
2024	56,377	35,276	91,653
Thereafter	177,267	270,410	447,677
Total minimum lease payments	$548,335	$430,808	$979,143

[1] Represents the portion of future minimum lease payments related to facility leases where the Company was determined to be the accounting owner (see Note 1 of the Notes to Consolidated Financial Statements in our Annual Report on Form 10-K for the fiscal year ended September 30, 2019 for a more detailed description of the Company's accounting for leases prior to the adoption of ASC 842). These payments were recognized as reductions to the financing obligation and as interest expense and excluded the future non-cash termination of the financing obligation.

Note 3. Variable Interest Entity

The Company has substantial governance rights over Profarma Distribuidora de Produtos Farmacêuticos S.A. ("Profarma"), which allow it to direct the activities that significantly impact Profarma’s economic performance. As such, the Company consolidates the operating results of Profarma in its consolidated financial statements. The Company is not obligated to provide future financial support to Profarma.

The following assets and liabilities of Profarma are included in the Company's Consolidated Balance Sheets:

(in thousands)	December 31, 2019	September 30, 2019
Cash and cash equivalents	$16,433	$9,431
Accounts receivables, net	164,917	154,491
Inventories	195,857	185,602
Prepaid expenses and other	69,176	64,119
Property and equipment, net	31,765	30,961
Goodwill	82,309	82,309
Other intangible assets	72,814	74,429
Other long-term assets	62,526	9,169
Total assets	$695,797	$610,511

Accounts payable	$196,340	$165,053
Accrued expenses and other	68,903	49,191
Short-term debt	100,962	106,439
Long-term debt	62,230	60,973
Deferred income taxes	38,023	42,371
Other long-term liabilities	48,209	5,303
Total liabilities	$514,667	$429,330

Profarma's assets can only be used to settle its obligations, and its creditors do not have recourse to the general credit of the Company.

Note 4.  Income Taxes

The Company files income tax returns in U.S. federal and state jurisdictions as well as various foreign jurisdictions. As of December 31, 2019, the Company had unrecognized tax benefits, defined as the aggregate tax effect of differences between tax return positions and the benefits recognized in the Company’s financial statements, of $125.2 million ($92.7 million, net of federal benefit). If recognized, $74.5 million of these tax benefits would have reduced income tax expense and the effective tax rate. Included in this amount is $19.0 million of interest and penalties, which the Company records in Income Tax Expense in the

Company's Consolidated Statements of Operations. In the three months ended December 31, 2019, unrecognized tax benefits increased by $1.0 million. Over the next 12 months, it is reasonably possible that tax authority audit resolutions and the expiration of statutes of limitations could result in a reduction of unrecognized tax benefits of approximately $17.7 million.

The Company's effective tax rates were 18.7% and 9.4% for the three months ended December 31, 2019 and 2018, respectively. The effective tax rate in the three months ended December 31, 2019 was lower than the U.S. statutory rate due to a higher mix of foreign earnings at lower tax rates in Switzerland and Ireland, since U.S. earnings were lower principally due to the $138.0 million impairment of long-lived assets (see Note 5 of the Notes to Consolidated Financial Statements). The effective tax rate in the three months ended December 31, 2018 benefited from a $37.0 million decrease to the Company's finalization of the estimated transition tax liability related to the Tax Cuts and Jobs Act and was favorably impacted by the Company's international businesses in Switzerland and Ireland.

Note 5.  Goodwill and Other Intangible Assets

The following is a summary of the changes in the carrying value of goodwill, by reportable segment, for the three months ended December 31, 2019:

(in thousands)	Pharmaceutical Distribution Services	Other	Total
Goodwill as of September 30, 2019	$4,852,775	$1,852,732	$6,705,507
Foreign currency translation	—	2,257	2,257
Goodwill as of December 31, 2019	$4,852,775	$1,854,989	$6,707,764

The following is a summary of other intangible assets:

	December 31, 2019				September 30, 2019
(in thousands)	Weighted Average Remaining Useful Life	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Indefinite-lived trade names		$685,366	$—	$685,366	$685,324	$—	$685,324
Finite-lived:
Customer relationships	13 years	1,816,946	(501,862)	1,315,084	1,931,212	(489,471)	1,441,741
Trade names and other	13 years	243,667	(105,719)	137,948	271,521	(103,750)	167,771
Total other intangible assets		$2,745,979	$(607,581)	$2,138,398	$2,888,057	$(593,221)	$2,294,836

Amortization expense for finite-lived intangible assets was $35.3 million and $47.1 million in the three months ended December 31, 2019 and 2018, respectively. Amortization expense for finite-lived intangible assets is estimated to be $126.0 million in fiscal 2020, $118.7 million in fiscal 2021, $117.0 million in fiscal 2022, $115.6 million in fiscal 2023, $114.6 million in fiscal 2024, and $896.5 million thereafter.

As a result of the continued suspension of the production activities at PharMEDium Healthcare Holdings, Inc.'s ("PharMEDium") compounding facility located in Memphis, Tennessee, certain regulatory matters, ongoing operational challenges, and lower-than-expected operating results, the Company updated its recoverability assessment of PharMEDium’s long-lived assets as of December 31, 2019. The recoverability assessment was based upon comparing PharMEDium's forecasted undiscounted cash flows to the carrying value of its asset group. The PharMEDium asset group is included in the Pharmaceutical Distribution Services reportable segment. Using forecasted undiscounted cash flows that were based on the weighted average of multiple strategic alternatives, the Company concluded that the carrying value of the PharMEDium long-lived asset group was not recoverable as of December 31, 2019. The forecasted undiscounted cash flows as of December 31, 2019 were lower than the forecasted undiscounted cash flows as of September 30, 2019 due to a change in weighting of multiple strategic alternatives and lower operating results in the three months ended December 31, 2019 compared to expectations. The Company then performed an impairment test by comparing the PharMEDium asset group's fair value of $145 million to its carrying value, which resulted in a $138.0 million impairment loss. Significant assumptions used in estimating the fair value of PharMEDium's asset group included (i) a 17% discount rate, which contemplated a higher risk at PharMEDium; (ii) the period in which PharMEDium will resume production at or near capacity; and (iii) the estimated EBITDA (earnings before interest, taxes, depreciation, and amortization) margins when considering the likelihood of higher operating and compliance costs. The Company believes that its fair value assumptions were representative of market participant assumptions; however, the forecasted cash flows used to estimate fair value and measure the related impairment are inherently uncertain and include assumptions that could differ from actual results in future periods (see Note 14). This represents a Level 3 nonrecurring fair value measurement. The Company allocated $123.2 million of the impairment to finite-lived intangibles, $11.6 million of the impairment to property and equipment, and $3.2 million to ROU assets.
Note 6.  Debt

Debt consisted of the following:

(in thousands)	December 31, 2019	September 30, 2019
Revolving credit note	$—	$—
Term loan due in 2020	399,819	399,778
Overdraft facility due 2021 (£30,000)	31,708	32,573
Receivables securitization facility due 2022	350,000	350,000
Multi-currency revolving credit facility due 2024	—	—
$500,000, 3.50% senior notes due 2021	499,037	498,908
$500,000, 3.40% senior notes due 2024	497,866	497,744
$500,000, 3.25% senior notes due 2025	496,481	496,311
$750,000, 3.45% senior notes due 2027	743,309	743,099
$500,000, 4.25% senior notes due 2045	494,568	494,514
$500,000, 4.30% senior notes due 2047	492,555	492,488
Nonrecourse debt	163,260	167,477
Total debt	4,168,603	4,172,892
Less AmerisourceBergen Corporation current portion	431,527	32,573
Less nonrecourse current portion	100,962	106,439
Total, net of current portion	$3,636,114	$4,033,880

Multi-Currency Revolving Credit Facility

The Company has a $1.4 billion multi-currency senior unsecured revolving credit facility ("Multi-Currency Revolving Credit Facility"), which is scheduled to expire in September 2024, with a syndicate of lenders. Interest on borrowings under the Multi-Currency Revolving Credit Facility accrues at specified rates based on the Company’s debt rating and ranges from 70 basis points to 112.5 basis points over CDOR/LIBOR/EURIBOR/Bankers Acceptance Stamping Fee, as applicable (91 basis points over CDOR/LIBOR/EURIBOR/Bankers Acceptance Stamping Fee as of December 31, 2019) and from 0 basis points to 12.5 basis points over the alternate base rate and Canadian prime rate, as applicable. The Company pays facility fees to maintain the availability under the Multi-Currency Revolving Credit Facility at specified rates based on its debt rating, ranging from 5 basis points to 12.5 basis points, annually, of the total commitment (9 basis points as of December 31, 2019). The Company may choose to repay or reduce its commitments under the Multi-Currency Revolving Credit Facility at any time. The Multi-Currency Revolving Credit Facility contains covenants, including compliance with a financial leverage ratio test, as well as others that impose limitations on, among other things, indebtedness of subsidiaries and asset sales, with which the Company was compliant as of December 31, 2019.

Commercial Paper Program

The Company has a commercial paper program whereby it may from time to time issue short-term promissory notes in an aggregate amount of up to $1.4 billion at any one time. Amounts available under the program may be borrowed, repaid, and re-borrowed from time to time. The maturities on the notes will vary, but may not exceed 365 days from the date of issuance. The notes will bear interest, if interest bearing, or will be sold at a discount from their face amounts. The commercial paper program does not increase the Company’s borrowing capacity as it is fully backed by the Company’s Multi-Currency Revolving Credit Facility. There were no borrowings outstanding under the commercial paper program as of December 31, 2019.

Receivables Securitization Facility

The Company has a $1,450 million receivables securitization facility ("Receivables Securitization Facility"), which is scheduled to expire in September 2022. The Company has available to it an accordion feature whereby the commitment on the Receivables Securitization Facility may be increased by up to $250 million, subject to lender approval, for seasonal needs during the December and March quarters. Interest rates are based on prevailing market rates for short-term commercial paper or LIBOR, plus a program fee. The Company pays a customary unused fee at prevailing market rates, annually, to maintain the availability under the Receivables Securitization Facility. The Receivables Securitization Facility contains similar covenants to the Multi-Currency Revolving Credit Facility, with which the Company was compliant as of December 31, 2019.

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

Note 7.  Stockholders’ Equity and Earnings per Share
In October 2018, the Company's board of directors authorized a share repurchase program allowing the Company to purchase up to $1.0 billion of its outstanding shares of common stock, subject to market conditions. During the three months ended December 31, 2019, the Company purchased 1.6 million shares of its common stock for a total of $129.8 million, which included $9.4 million of December 2019 purchases that cash settled in January 2020 and excluded $14.8 million of September 2019 purchases that cash settled in October 2019. As of December 31, 2019, the Company had $331.4 million of availability remaining under this program.
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

The following illustrates the components of diluted weighted average shares outstanding for the periods indicated:

	Three months ended December 31,
(in thousands)	2019	2018
Weighted average common shares outstanding - basic	206,008	212,054
Dilutive effect of stock options and restricted stock units	1,509	1,915
Weighted average common shares outstanding - diluted	207,517	213,969

The potentially dilutive stock options and restricted stock units that were antidilutive for the three months ended December 31, 2019 and 2018 were 4.4 million and 3.8 million, respectively.

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

Revenue from the various agreements and arrangements with WBA was $15.6 billion and $15.3 billion in the three months ended December 31, 2019 and 2018, respectively. The Company’s receivable from WBA, net of incentives, was $6.5 billion and $6.1 billion as of December 31, 2019 and September 30, 2019, respectively.

Note 9. Employee Severance, Litigation, and Other

The following illustrates the charges incurred by the Company relating to Employee Severance, Litigation, and Other for the periods indicated:

	Three months ended December 31,
(in thousands)	2019	2018
Employee severance	$839	$4,784
Litigation and opioid-related costs	24,666	14,539
Acquisition-related deal and integration costs	455	10,589
Business transformation efforts	8,460	6,979
Other restructuring initiatives	4,889	3,781
Total employee severance, litigation, and other	$39,309	$40,672

Employee severance in the three months ended December 31, 2018 included costs primarily related to position eliminations resulting from our business transformation efforts and restructuring activities related to our consulting business.

Litigation and opioid-related costs in the three months ended December 31, 2019 and 2018 related to legal fees in connection with opioid lawsuits and investigations.

Acquisition-related deal and integration costs in the three months ended December 31, 2018 primarily related to the integration of H.D. Smith. Integration costs primarily included costs to transition servicing legacy H.D. Smith customers to existing Company distribution facilities and operating systems.

Business transformation efforts in the three months ended December 31, 2019 and 2018 primarily related to costs associated with reorganizing the Company to further align the organization to its customers' needs. The majority of these costs related to services provided by third-party consultants.

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
Opioid Lawsuits and Investigations
A significant number of counties, municipalities, and other governmental entities in a majority of U.S. states and Puerto Rico, as well as several states and tribes, have filed lawsuits in various federal, state and other courts against pharmaceutical wholesale distributors (including the Company and certain subsidiaries, such as AmerisourceBergen Drug Corporation ("ABDC") and H.D. Smith), pharmaceutical manufacturers, retail chains, medical practices, and physicians relating to the distribution of prescription opioid pain medications. Other lawsuits regarding the distribution of prescription opioid pain medications have been filed by: third-party payors and similar entities; hospitals; hospital groups; and individuals, including cases styled as putative class actions. The lawsuits, which have been and continue to be filed in federal, state, and other courts, generally allege violations of controlled substance laws and various other statutes as well as common law claims, including negligence, public nuisance, and unjust enrichment, and seek equitable relief and monetary damages. An initial group of cases was consolidated for Multidistrict Litigation ("MDL") proceedings before the United States District Court for the Northern District of Ohio (the "Court") in December 2017. Additional cases have been, and will likely continue to be, transferred to the MDL. Further, in June 2018, the Court granted a motion permitting the United States, through the DOJ, to participate in settlement discussions and as a friend of the Court by providing information to facilitate non-monetary remedies.

In April 2018, the Court issued an order creating a litigation track, which includes dispositive motion practice, discovery, and trials in certain bellwether jurisdictions. On December 31, 2018, the Court issued an order selecting two additional cases for a second bellwether discovery and trial track. In November 2019 and January 2020, the Court filed Suggestions of Remand with the Judicial Panel on Multidistrict Litigation that, if granted, would result in four cases, including the two additional bellwether cases, being transferred from the MDL back to federal courts in California, Oklahoma, and West Virginia for the completion of discovery, motion practice, and trial. The two West Virginia cases have now been remanded from the MDL to federal court in West Virginia. Certain defendants, including ABDC, have opposed the Suggestions of Remand for the California and Oklahoma cases. The timing of discovery, motion practice, and trials for these four cases has not yet been determined.

On October 21, 2019, the Company announced an agreement in principle with two Ohio counties, Cuyahoga and Summit, to settle all claims brought by the two counties against the Company in the first track of the MDL. All claims against the Company were dismissed with prejudice pursuant to the settlement. Pursuant to this settlement, the Company made a payment of $66.7 million in December 2019. The Company had previously recorded a charge of $66.7 million in the fourth quarter of the fiscal year ended September 30, 2019 within Employee Severance, Litigation and Other in its Statement of Operations and in Accrued Expenses and Other on the Company’s Consolidated Balance Sheet.

The Court has continued to oversee court-ordered settlement discussions with attorneys for the plaintiffs and certain states that it instituted at the beginning of the MDL proceedings. On October 21, 2019, the Attorneys General for North Carolina, Pennsylvania, Tennessee, and Texas announced certain proposed settlement terms intended to provide a potential framework for a global resolution of the MDL and other related state court litigation, including cases currently filed and that could be filed. The attorneys general's announcement outlined that the largest U.S. pharmaceutical distributors would be expected to pay an aggregate amount of up to $18.0 billion over 18 years, of which the Company's portion would be 31.0%, in addition to the development and participation in a program for free or rebated distribution of opioid-abuse medications for a period of 10 years and the implementation of industry-wide changes to be specified to controlled substance anti-diversion programs. The Company is currently engaged in discussions that include the four attorneys general and other parties with the objective of reaching potential terms for a global resolution. The Company is also engaged in related discussions with plaintiffs' lawyers representing local governments and other parties with the same goal of reaching a global resolution with all parties. If agreed, the potential terms for a global resolution would then need to be presented to numerous other states and local governments, and a significant number of such jurisdictions would need to accept the proposed terms in order to achieve an agreement in principle that would provide the finality that the Company requires from a global resolution. Given the large number of parties involved, the complexity and difficulty of the underlying issues, and the resulting uncertainty of achieving a potential global resolution, the Company continues to litigate and prepare for trial in the cases pending in the MDL as well as in state courts where lawsuits have been filed, and intends to continue to vigorously defend itself in all such cases. A liability associated with a global resolution has not been recognized as of December 31, 2019, since the Company is unable to predict the outcome of settlement discussions with the states and local governments that will need to participate and, therefore, a global resolution cannot be considered probable. Furthermore, significant uncertainty remains with regard to whether such matters will proceed to trial, and, given the inherent uncertainty related to such litigation, the Company is not in a position to assess the likely outcome, and therefore unable to estimate the range of possible loss.

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

A trial in New York state for cases brought by Nassau and Suffolk Counties and the New York Attorney General against a variety of defendants, including the Company, is scheduled to begin on March 20, 2020. This trial is not part of the MDL.

Aside from those parties that have already filed suit, other entities, including additional attorneys general’s offices, counties, and cities in multiple states, have indicated their intent to sue. The Company is vigorously defending itself in the pending lawsuits and intends to vigorously defend itself against any threatened lawsuits. The Company is not in a position to assess the likely outcome or its exposure, if any, with respect to these matters. In addition, other pharmaceutical wholesale distributors have faced shareholder derivative suits alleging violations of fiduciary duties in connection with the oversight of the distribution of controlled substances.

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

Since July 2017, the Company has received subpoenas from several U.S. Attorney's Offices, including grand jury subpoenas from the U.S. Attorney's Office for the District of New Jersey ("USAO-NJ") and the U.S. Attorney's Office for the Eastern District of New York ("USAO-EDNY"). Those subpoenas request the production of a broad range of documents pertaining to the Company's distribution of controlled substances through its various subsidiaries, including ABDC, and its diversion control programs. The Company has been engaged in discussions with the various U.S. Attorney’s Offices, including the Health Care and Government Fraud Unit of the Criminal Division of the U.S. Attorney's Office for the District of New Jersey, and has been producing documents in response to the subpoenas.
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

Additionally, state boards of pharmacy may revoke, limit, or deny approval of licenses required under state law to compound or distribute pharmaceutical products. As a result of reciprocal state actions initiated due to the FDA’s inspectional observations, PharMEDium has suspended shipping of its compounded sterile preparations into several states, either voluntarily, by consent or pursuant to orders of state licensing authorities (see Note 14).
Subpoenas, Ongoing Investigations, and Other Contingencies
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

In January 2017, the Company's subsidiary U.S. Bioservices Corporation ("U.S. Bio") received a subpoena for information from the USAO-EDNY relating to its activities in connection with billing for products and making returns of potential overpayments to government payers. The Company engaged in discussions with the USAO-EDNY and produced documents in response to the subpoena. In April 2019, the government informed the Company that it had filed a notice with the U.S. District Court for the Eastern District of New York that it was declining to intervene in a filed qui tam action related to its investigation. The case was unsealed in April 2019 and counsel for the relator filed an amended complaint under seal with the USAO-EDNY. In December 2019, the government filed a notice that it was again declining to intervene in the action. The Court has ordered the relator's complaint against the Company, including subsidiaries AmerisourceBergen Specialty Group, LLC and U.S. Bio, to be unsealed and the Company's response is due by February 28, 2020.

On October 11, 2019, Teamsters Local 443 Health Services & Insurance Plan, St. Paul Electrical Construction Pension Plan, St. Paul Electrical Construction Workers Supplemental Pension Plan (2014 Restatement), Retirement Medical Funding Plan for the St. Paul Electrical Workers, and San Antonio Fire & Police Pension Fund filed a complaint for a purported derivative action in the Delaware Court of Chancery against the Company and certain of its officers and directors (collectively, "Defendants"). The complaint alleges that the Defendants breached their fiduciary duties by allegedly failing to oversee the compliance by certain of the Company's subsidiaries (including the Company's former subsidiary Medical Initiatives, Inc. ("MII"), which voluntarily ceased operations in 2014) with federal regulations, allegedly resulting in the payment of fines and penalties in connection with the settlements with the USAO-EDNY in fiscal 2017 and 2018 that resolved claims arising from MII's pre-filled syringe program. On December 20, 2019, Defendants filed a motion to dismiss the complaint, which remains pending before the Delaware Court of Chancery.

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

In December 2019, Reliable Pharmacy, together with other retail pharmacies and North Sunflower Medical Center, filed a civil antitrust complaint against multiple generic drug manufacturers, and also included claims against the Company and other drug distributors. The case is filed as a putative class action and plaintiffs purport to represent a class of drug purchasers including other retail pharmacies and healthcare providers. The complaint alleges that the Company and other drug distributors participated in a conspiracy to fix prices, allocate markets and rig bids regarding generic drugs. The complaint has not yet been served on the Company.

Note 11.  Litigation Settlements

Antitrust Settlements

Numerous lawsuits have been filed against certain brand pharmaceutical manufacturers alleging that the manufacturer, by itself or in concert with others, took improper actions to delay or prevent generic drugs from entering the market. These lawsuits are generally brought as class actions. The Company is not typically named as a plaintiff in these lawsuits, but has been a member of the direct purchasers' class (i.e., those purchasers who purchase directly from these pharmaceutical manufacturers). None of the lawsuits have gone to trial, but some have settled in the past with the Company receiving proceeds from the settlement funds. The Company recognized gains of $8.5 million and $87.3 million during the three months ended December 31, 2019 and 2018, respectively, related to these lawsuits. These gains, which are net of attorney fees and estimated payments due to other parties, were recorded as reductions to cost of goods sold in the Company’s Consolidated Statements of Operations.

Note 12.  Fair Value of Financial Instruments

The recorded amounts of the Company's cash and cash equivalents, accounts receivable, and accounts payable as of December 31, 2019 and September 30, 2019 approximate fair value based upon the relatively short-term nature of these financial instruments. Within Cash and Cash Equivalents, the Company had $1,006.0 million of investments in money market accounts as of December 31, 2019 and had $1,552.0 million of investments in money market accounts as of September 30, 2019. The fair value of the money market accounts was determined based upon unadjusted quoted prices in active markets for identical assets, otherwise known as Level 1 inputs.

The recorded amount of long-term debt (see Note 6) and the corresponding fair value as of December 31, 2019 were $3,636.1 million and $3,756.6 million, respectively. The recorded amount of long-term debt and the corresponding fair value as of September 30, 2019 were $4,033.9 million and $4,158.4 million, respectively. The fair value of long-term debt was determined based upon inputs other than quoted prices, otherwise known as Level 2 inputs.

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

The following illustrates reportable and operating segment revenue for the periods indicated:

	Three months ended December 31,
(in thousands)	2019	2018
Pharmaceutical Distribution Services	$46,036,828	$43,744,381
Other:
MWI Animal Health	1,028,318	954,584
Global Commercialization Services	818,666	716,354
Total Other	1,846,984	1,670,938
Intersegment eliminations	(19,070)	(22,867)
Revenue	$47,864,742	$45,392,452

Intersegment eliminations primarily represent the elimination of certain Pharmaceutical Distribution Services reportable segment sales to MWI.

The following illustrates reportable segment operating income for the periods indicated:

	Three months ended December 31,
(in thousands)	2019	2018
Pharmaceutical Distribution Services	$391,694	$373,207
Other	104,479	98,934
Intersegment eliminations	(907)	(307)
Total segment operating income	$495,266	$471,834

The following reconciles total segment operating income to income before income taxes for the periods indicated:

	Three months ended December 31,
(in thousands)	2019	2018
Total segment operating income	$495,266	$471,834
Gain from antitrust litigation settlements	8,492	87,279
LIFO (expense) credit	(13,281)	3,029
PharMEDium remediation costs	(16,165)	(20,495)
New York State Opioid Stewardship Act	—	22,000
Acquisition-related intangibles amortization	(33,566)	(45,152)
Employee severance, litigation, and other	(39,309)	(40,672)
Impairment of long-lived assets	(138,000)	—
Operating income	263,437	477,823
Other loss	2,842	3,097
Interest expense, net	31,007	42,170
Income before income taxes	$229,588	$432,556

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

Note 14. Subsequent Events

Dividend Increase

In January 2020, the Company's board of directors increased the quarterly dividend paid on common stock by 5% and declared a regular quarterly cash dividend of $0.42 payable on March 2, 2020 to shareholders of record on February 14, 2020.

PharMEDium

In late January 2020 the Company decided to exit the PharMEDium compounding business and as a result, the Company will cease all commercial and administrative operations related to this business. The decision to exit the PharMEDium business was due to a number of factors including, but not limited to, ongoing operational, regulatory, and commercial challenges, such as PharMEDium's decision in January 2020 to suspend production at the compounding facility in New Jersey pending facility upgrades related to the air handling and filtration systems. In addition to the PharMEDium impairment charge of $138.0 million recognized in the three months ended December 31, 2019 (see Note 5), the Company expects it will impair the majority of the remaining $55 million of PharMEDium tangible assets and all of the remaining $185 million of PharMEDium intangible assets in the three months ending March 31, 2020. Additionally, the Company will incur other costs, such as employee separation costs, in connection with exiting the PharMEDium compounding business during the fiscal year ending September 30, 2020 estimated to total approximately $80 million to $100 million.

As a result of the decision to exit the PharMEDium compounding business, the Company expects to claim an ordinary income tax deduction and estimates that it will realize a cash tax benefit in fiscal 2020 through fiscal 2022 totaling approximately $500 million to $600 million.

ITEM 2.   Management’s Discussion and Analysis of Financial Condition and Results of Operations
Overview
The following discussion should be read in conjunction with the Consolidated Financial Statements and notes thereto contained herein and in conjunction with the financial statements and related notes included in our Annual Report on Form 10-K for the fiscal year ended September 30, 2019.
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

Recent Development

In late January 2020 we decided to exit the PharMEDium Healthcare Holdings, Inc. ("PharMEDium") compounding business and as a result, we will cease all commercial and administrative operations related to this business. The decision to exit the PharMEDium business was due to a number of factors including, but not limited to, ongoing operational, regulatory, and commercial challenges, such as PharMEDium's decision in January 2020 to suspend production at the compounding facility in New Jersey pending facility upgrades related to the air handling and filtration systems. In addition to the PharMEDium impairment charge of $138.0 million recognized in the three months ended December 31, 2019 (see Note 5 of the Notes to Consolidated Financial Statements), we expect that we will impair the majority of the remaining $55 million of PharMEDium tangible assets and all of the remaining $185 million of PharMEDium intangible assets in the three months ending March 31, 2020. Additionally, we will incur other costs, such as employee separation costs, in connection with exiting the PharMEDium compounding business during the fiscal year ending September 30, 2020 estimated to total approximately $80 million to $100 million.

As a result of the decision to exit the PharMEDium compounding business, we expect to claim an ordinary income tax deduction and estimate that we will realize a cash tax benefit in fiscal 2020 through fiscal 2022 totaling approximately $500 million to $600 million.

Executive Summary

This executive summary provides highlights from the results of operations that follow:

•	Revenue increased 5.4% from the prior year quarter primarily due to the revenue growth of our Pharmaceutical Distribution Services segment;

•
Total gross profit in the current year quarter decreased by 5.1% and was unfavorably impacted by lower gains from antitrust litigation settlements, last-in, first-out ("LIFO") expense in the current year quarter in comparison to a LIFO credit in the prior year, and the prior year reversal of a previously-estimated assessment related to the New York State Opioid Stewardship Act, offset in part by increases in gross profit in Other and Pharmaceutical Distribution Services. Gross profit in Other increased 8.0% from the prior year quarter primarily due to growth at MWI, World Courier, and the Lash consulting group. Pharmaceutical Distributions Services' gross profit increased 1.6% from the prior year quarter primarily due to the increase in revenue largely due to strong specialty product sales, offset in part by our pharmaceutical compounding operations as it shipped fewer units;

•
Distribution, selling, and administrative expenses increased 4.5% from the prior year quarter due to an increase in costs to support revenue growth primarily in Other, offset in part by operational synergies realized from the integration of H.D. Smith within Pharmaceutical Distribution Services;

•
Operating income decreased 44.9% in the current year quarter primarily due to a $138.0 million impairment of PharMEDium's long-lived assets (see Note 5 of the Notes to Consolidated Financial Statements), the decline in total gross profit and the increase in distribution, selling, and administrative expenses, as noted above;

•
Our effective tax rates were 18.7% and 9.4% in the three months ended December 31, 2019 and 2018, respectively. The effective tax rate in the three months ended December 31, 2019 was lower than the U.S. statutory rate due to a higher mix of foreign earnings at lower tax rates in Switzerland and Ireland, since U.S. earnings were lower principally due to the $138.0 million impairment of PharMEDium's long-lived assets. The effective tax rate in the three months ended December 31, 2018 benefited from a $37.0 million decrease to our finalization of the estimated transition tax liability related to the Tax Cuts and Jobs Act (the "2017 Tax Act") and was favorably impacted by our international businesses in Switzerland and Ireland.

•
Net income attributable to AmerisourceBergen Corporation was significantly lower in the current year quarter primarily due to the $138.0 million impairment of long-lived assets, the decline in total gross profit, and the income tax benefit recognized in the prior year quarter as a result of the 2017 Tax Act.

Results of Operations

Revenue

	Three months ended December 31,
(dollars in thousands)	2019	2018	Change
Pharmaceutical Distribution Services	$46,036,828	$43,744,381	5.2%
Other:
MWI Animal Health	1,028,318	954,584	7.7%
Global Commercialization Services	818,666	716,354	14.3%
Total Other	1,846,984	1,670,938	10.5%
Intersegment eliminations	(19,070)	(22,867)
Revenue	$47,864,742	$45,392,452	5.4%

We continue to expect our revenue growth percentage to be in the mid to high-single digits in fiscal 2020. Our future revenue growth will continue to be affected by various factors, such as industry growth trends, including drug utilization, the introduction of new, innovative brand therapies (including biosimilars), the likely increase in the number of generic drugs that will be available over the next few years as a result of the expiration of certain drug patents held by brand-name pharmaceutical manufacturers and the rate of conversion from brand products to those generic drugs, price inflation and price deflation, general economic conditions in the United States, competition within the industry, customer consolidation, changes in pharmaceutical manufacturer pricing and distribution policies and practices, increased downward pressure on government and other third-party reimbursement rates to our customers, and changes in government rules and regulations.

Revenue increased by 5.4% from the prior year quarter primarily due to the revenue growth in our Pharmaceutical Distribution Services segment.

The Pharmaceutical Distribution Services segment's revenue grew by 5.2% from the prior year quarter primarily due to continued strong specialty product sales, the growth of some of its largest customers, and overall market growth.

Revenue in Other increased 10.5% from the prior year quarter. The increase was primarily due to growth at MWI, ABCS's growth in its Canadian operations and the Lash consulting group, and World Courier.

A number of our contracts with customers, including group purchasing organizations, are typically subject to expiration each year. We may lose a significant customer if an existing contract with such customer expires without being extended, renewed, or replaced. During the three months ended December 31, 2019, no significant contracts expired. Over the next twelve months, there are no significant contracts scheduled to expire. Additionally, from time to time, significant contracts may be terminated in accordance with their terms or extended, renewed, or replaced prior to their expiration dates. If those contracts are extended, renewed, or replaced at less favorable terms, they may also negatively impact our revenue, results of operations, and cash flows.

Gross Profit

	Three months ended December 31,
(dollars in thousands)	2019	2018	Change
Pharmaceutical Distribution Services	$892,913	$878,464	1.6%
Other	351,132	325,026	8.0%
Intersegment eliminations	(907)	(307)
Gain from antitrust litigation settlements	8,492	87,279
LIFO (expense) credit	(13,281)	3,029
PharMEDium remediation costs	(7,135)	(17,911)
New York State Opioid Stewardship Act	—	22,000
Gross profit	$1,231,214	$1,297,580	(5.1)%

Gross profit decreased 5.1%, or $66.4 million, from the prior year quarter. Gross profit in the current year quarter was unfavorably impacted by lower gains from antitrust litigation settlements, LIFO expense in the current year quarter in comparison to a LIFO credit in the prior year quarter, and the prior year reversal of a previously-estimated assessment related to the New York State Opioid Stewardship Act, offset in part by increases in gross profit in Other and Pharmaceutical Distribution Services.

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

New York State ("NYS") enacted the Opioid Stewardship Act ("OSA"), which initially went into effect on July 1, 2018. The OSA established an annual $100 million Opioid Stewardship Fund (the "Fund") and required manufacturers, distributors, and importers licensed in NYS to ratably source the Fund. The ratable share of the assessment for each licensee was to be based upon opioids sold or distributed to or within NYS. In September 2018, we accrued $22.0 million as an estimate of our liability under the OSA for the period from January 1, 2017 through September 30, 2018. In December 2018, the OSA was ruled unconstitutional by the U.S. District Court for the Southern District of New York, and, as a result, we reversed the $22.0 million accrual in the quarter ended December 31, 2018.

Pharmaceutical Distribution Services' gross profit increased 1.6%, or $14.4 million, from the prior year quarter. Gross profit in the current year quarter increased due to the increase in revenue largely due to strong specialty product sales, offset in part by our pharmaceutical compounding operations as it shipped fewer units. As a percentage of revenue, Pharmaceutical Distribution Services' gross profit margin of 1.94% in the current year quarter decreased 7 basis points from the prior year quarter. The decrease in gross profit margin from the prior year was primarily due to increased sales to our larger customers, which typically have lower gross profit margins, and lower sales from our pharmaceutical compounding operations.

Gross profit in Other increased 8.0%, or $26.1 million, from the prior year quarter primarily due to growth at MWI, World Courier, and the Lash consulting group. As a percentage of revenue, gross profit margin in Other of 19.01% in the three months ended December 31, 2019 decreased from 19.45% in the prior year quarter.

We recognized gains from antitrust litigation settlements with pharmaceutical manufacturers of $8.5 million and $87.3 million during the three months ended December 31, 2019 and 2018, respectively. The gains were recorded as reductions to Cost of Goods Sold (see Note 11 of the Notes to Consolidated Financial Statements).

Operating Expenses

	Three months ended December 31,
(dollars in thousands)	2019	2018	Change
Distribution, selling, and administrative	$685,953	$656,585	4.5%
Depreciation and amortization	104,515	122,500	(14.7)%
Employee severance, litigation, and other	39,309	40,672
Impairment of long-lived assets	138,000	—
Total operating expenses	$967,777	$819,757	18.1%

Distribution, selling, and administrative expenses increased 4.5%, or $29.4 million, compared to the prior year quarter due to an increase in costs to support revenue growth primarily in Other. As a percentage of revenue, distribution, selling, and administrative expenses were 1.43% in the current year quarter and represent a 2 basis point decrease compared to the prior year primarily as a result of realizing operational synergies from the integration of H.D. Smith. Pharmaceutical Distribution Services segment's expenses were relatively flat compared to the prior year as the increase in costs to support revenue growth were largely offset by operational synergies realized from the integration of H.D. Smith.

Depreciation expense decreased 8.1% from the prior year quarter primarily due to the reduction of H.D. Smith depreciable assets in connection with the integration of its operations. Amortization expense decreased 25.2% from the prior year quarter primarily due to the March 2019 impairment of PharMEDium intangible assets.

Employee severance, litigation, and other in the three month period ended December 31, 2019 included $24.7 million of litigation costs that related to legal fees in connection with opioid lawsuits and investigations, $8.5 million related to our business transformation efforts, $4.9 million of other restructuring initiatives, $0.8 million of severance costs, and $0.5 million of acquisition-related deal and integration costs. Employee severance, litigation, and other in the three month period ended December 31, 2018 included $14.5 million of litigation costs that related to legal fees in connection with opioid lawsuits and investigations, $10.6 million of acquisition-related deal and integration costs (primarily related to the integration of H.D. Smith), $7.0 million related to our business transformation efforts, $4.8 million of severance costs primarily related to position eliminations resulting from our business transformation efforts and restructuring activities related to our consulting business, and $3.8 million of other restructuring initiatives.

We recorded a $138.0 million impairment of PharMEDium's long-lived assets in the three months ended December 31, 2019 (see Note 5 of the Notes to Consolidated Financial Statements).

Operating Income

	Three months ended December 31,
(dollars in thousands)	2019	2018	Change
Pharmaceutical Distribution Services	$391,694	$373,207	5.0%
Other	104,479	98,934	5.6%
Intersegment eliminations	(907)	(307)
Total segment operating income	495,266	471,834	5.0%

Gain from antitrust litigation settlements	8,492	87,279
LIFO (expense) credit	(13,281)	3,029
PharMEDium remediation costs	(16,165)	(20,495)
New York State Opioid Stewardship Act	—	22,000
Acquisition-related intangibles amortization	(33,566)	(45,152)
Employee severance, litigation, and other	(39,309)	(40,672)
Impairment of long-lived assets	(138,000)	—
Operating income	$263,437	$477,823	(44.9)%

Segment operating income is evaluated before gain from antitrust litigation settlements; LIFO (expense) credit; PharMEDium remediation costs; New York State Opioid Stewardship Act; acquisition-related intangibles amortization; employee severance, litigation, and other; and impairment of long-lived assets.

Pharmaceutical Distribution Services' operating income increased 5.0%, or $18.5 million, from the prior year quarter primarily due to the increase in gross profit. As a percentage of revenue, Pharmaceutical Distribution Services' operating income margin was 0.85% and was flat compared to the prior year quarter.

Operating income in Other increased 5.6%, or $5.5 million, from the prior year quarter primarily due to the increase in gross profit, offset in part by an increase in operating expenses.

Interest expense, net and the respective weighted average interest rates in the quarter ended December 31, 2019 and 2018 were as follows:

	2019		2018
(dollars in thousands)	Amount	Weighted Average Interest Rate	Amount	Weighted Average Interest Rate
Interest expense	$41,602	3.60%	$49,236	3.78%
Interest income	(10,595)	1.38%	(7,066)	1.80%
Interest expense, net	$31,007		$42,170

Interest expense, net decreased 26.5%, or $11.2 million, from the prior year quarter due to a decrease in interest expense primarily due to the adoption of the new lease accounting standard (see Note 1 of the Notes to Consolidated Financial Statements) as of October 1, 2019, which resulted in the derecognition of financing obligations related to lease construction assets. Prior to October 1, 2019, we recognized interest expense associated with these financing obligations. Upon adoption of the new lease standard, we began recognizing rent expense related to these leases in Distribution, Selling, and Administrative expenses in our Consolidated Statement of Operations. Interest expense, net also decreased due to the increase in interest income due to a $1.5 billion increase in our average invested cash balance, offset in part by a decline in investment interest rates.

Our effective tax rates were 18.7% and 9.4% in the three months ended December 31, 2019 and 2018, respectively. The effective tax rate in the three months ended December 31, 2019 was lower than the U.S. statutory rate due to a higher mix of foreign earnings at lower tax rates in Switzerland and Ireland, since U.S. earnings were lower principally due to a $138.0 million impairment of PharMEDium's long-lived assets (see Note 5 of the Notes to Consolidated Financial Statements). The effective tax rate in the three months ended December 31, 2018 benefited from a $37.0 million decrease to our finalization of the estimated transition tax liability related to the 2017 Tax Act and was favorably impacted by our international businesses in Switzerland and Ireland.

Net income attributable to AmerisourceBergen was significantly lower in the current year quarter primarily due to the $138.0 million impairment of long-lived assets, the decline in gross profit, and the income tax benefit recognized in the prior year quarter as a result of the 2017 Tax Act.

Liquidity and Capital Resources

The following table illustrates our debt structure as of December 31, 2019, including availability under the multi-currency revolving credit facility, the receivables securitization facility, the revolving credit note, and the overdraft facility:

(in thousands)	Outstanding Balance	Additional Availability
Fixed-Rate Debt:
$500,000, 3.50% senior notes due 2021	$499,037	$—
$500,000, 3.40% senior notes due 2024	497,866	—
$500,000, 3.25% senior notes due 2025	496,481	—
$750,000, 3.45% senior notes due 2027	743,309	—
$500,000, 4.25% senior notes due 2045	494,568	—
$500,000, 4.30% senior notes due 2047	492,555	—
Nonrecourse debt	81,304	—
Total fixed-rate debt	3,305,120	—

Variable-Rate Debt:
Revolving credit note	—	75,000
Term loan due 2020	399,819	—
Overdraft facility due 2021 (£30,000)	31,708	8,069
Receivables securitization facility due 2022	350,000	1,100,000
Multi-currency revolving credit facility due 2024	—	1,400,000
Nonrecourse debt	81,956	—
Total variable-rate debt	863,483	2,583,069
Total debt	$4,168,603	$2,583,069

Our operating results have generated cash flows, which, together with availability under our debt agreements and credit terms from suppliers, have provided sufficient capital resources to finance working capital and cash operating requirements, and to fund capital expenditures, acquisitions, repayment of debt, the payment of interest on outstanding debt, dividends, and purchases of shares of our common stock.

Our primary ongoing cash requirements will be to finance working capital, fund the repayment of debt, fund the payment of interest on debt, fund purchases of our common stock, fund the payment of dividends, finance acquisitions, and fund capital expenditures and routine growth and expansion through new business opportunities. Future cash flows from operations and borrowings are expected to be sufficient to fund our ongoing cash requirements.

As discussed in Note 10 of the Notes to Consolidated Financial Statements, we are a party to discussions with the objective of reaching potential terms of a broad resolution of the remaining opioid-litigation and claims. Although we are not able to predict the outcome or reasonably estimate a range of possible losses in these matters, an adverse judgment or negotiated resolution in any of these matters could have a material adverse impact on our financial position, cash flows or liquidity.

As of December 31, 2019 and September 30, 2019, our cash and cash equivalents held by foreign subsidiaries were $1,079.7 million and $826.8 million, respectively, and are generally based in U.S. dollar denominated holdings. We have the ability to repatriate the majority of our cash and cash equivalents held by our foreign subsidiaries without incurring additional taxes upon repatriation.

We have increased seasonal needs related to our inventory build during the December and March quarters that, depending on our cash balance, may require the use of our credit facilities to fund short-term capital needs. Our cash balance in the three months ended December 31, 2019 and 2018 needed to be supplemented by intra-period credit facility borrowings to cover short-term working capital needs. The largest amount of intra-period borrowings under our revolving and securitization credit facilities that was outstanding at any one time during the three months ended December 31, 2019 and 2018 was $39.6 million and $19.4 million, respectively. We had $21.5 million and $72.3 million of cumulative intra-period borrowings that were repaid under our credit facilities during the three months ended December 31, 2019 and 2018, respectively.

We have a $1.4 billion multi-currency senior unsecured revolving credit facility ("Multi-Currency Revolving Credit Facility"), which is scheduled to expire in September 2024, with a syndicate of lenders. Interest on borrowings under the Multi-Currency Revolving Credit Facility accrues at specified rates based on our debt rating and ranges from 70 basis points to 112.5 basis points over CDOR/LIBOR/EURIBOR/Bankers Acceptance Stamping Fee, as applicable (91 basis points over CDOR/LIBOR/EURIBOR/Bankers Acceptance Stamping Fee as of December 31, 2019) and from 0 basis points to 12.5 basis points over the alternate base rate and Canadian prime rate, as applicable. We pay facility fees to maintain the availability under the Multi-Currency Revolving Credit Facility at specified rates based on our debt rating, ranging from 5 basis points to 12.5 basis points, annually, of the total commitment (9 basis points as of December 31, 2019). We may choose to repay or reduce our commitments under the Multi-Currency Revolving Credit Facility at any time. The Multi-Currency Revolving Credit Facility contains covenants, including compliance with a financial leverage ratio test, as well as others that impose limitations on, among other things, indebtedness of subsidiaries and asset sales, with which we were compliant as of December 31, 2019.

We have a commercial paper program whereby we may from time to time issue short-term promissory notes in an aggregate amount of up to $1.4 billion at any one time. Amounts available under the program may be borrowed, repaid, and re-borrowed from time to time. The maturities on the notes will vary, but may not exceed 365 days from the date of issuance. The notes will bear interest, if interest bearing, or will be sold at a discount from their face amounts. The commercial paper program does not increase our borrowing capacity as it is fully backed by our Multi-Currency Revolving Credit Facility. There were no borrowings outstanding under our commercial paper program as of December 31, 2019.

We have a $1,450 million receivables securitization facility ("Receivables Securitization Facility"), which is scheduled to expire in September 2022. We have available to us an accordion feature whereby the commitment on the Receivables Securitization Facility may be increased by up to $250 million, subject to lender approval, for seasonal needs during the December and March quarters. Interest rates are based on prevailing market rates for short-term commercial paper or LIBOR plus a program fee. We pay a customary unused fee at prevailing market rates, annually, to maintain the availability under the Receivables Securitization Facility. The Receivables Securitization Facility contains similar covenants to the Multi-Currency Revolving Credit Facility, with which we were compliant as of December 31, 2019.

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

In October 2018, our board of directors authorized a share repurchase program allowing us to purchase up to $1.0 billion of outstanding shares of our common stock, subject to market conditions. During the three months ended December 31, 2019, we purchased $129.8 million of our common stock, which included $9.4 million of December 2019 purchases that cash settled in January 2020 and excluded $14.8 million of September 2019 purchases that cash settled in October 2019. As of December 31, 2019, we had $331.4 million of availability remaining under this program.

We have market risk exposure to interest rate fluctuations relating to our debt. We manage interest rate risk by using a combination of fixed-rate and variable-rate debt. The amount of variable-rate debt fluctuates during the year based on our working capital requirements. We had $863.5 million of variable-rate debt outstanding as of December 31, 2019. We periodically evaluate financial instruments to manage our exposure to fixed and variable interest rates. However, there are no assurances that such instruments will be available in the combinations we want and/or on terms acceptable to us. There were no such financial instruments in effect as of December 31, 2019.

We also have market risk exposure to interest rate fluctuations relating to our cash and cash equivalents. We had $3,232.6 million in cash and cash equivalents as of December 31, 2019. The unfavorable impact of a hypothetical decrease in interest rates on cash and cash equivalents would be partially offset by the favorable impact of such a decrease on variable-rate debt. For every $100 million of cash invested that is in excess of variable-rate debt, a 10 basis point decrease in interest rates would increase our annual net interest expense by $0.1 million.

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

The following is a summary of our contractual obligations for future principal and interest payments on our debt, minimum rental payments on our noncancellable operating leases, and minimum payments on our other commitments as of December 31, 2019:

Payments Due by Period (in thousands)	Debt, Including Interest Payments	Operating Leases	Other Commitments	Total
Within 1 year	$672,050	$117,956	$105,471	$895,477
1-3 years	1,144,568	224,726	56,504	1,425,798
4-5 years	702,635	189,828	55,138	947,601
After 5 years	3,265,875	433,861	105,073	3,804,809
Total	$5,785,128	$966,371	$322,186	$7,073,685

The 2017 Tax Act requires a one-time transition tax to be recognized on historical foreign earnings and profits. We expect to pay $182.6 million, net of overpayments and tax credits, related to the transition tax as of December 31, 2019, which is payable in installments over a six-year period commencing in January 2021. The transition tax commitment is included in "Other Commitments" in the above table.

Our liability for uncertain tax positions was $125.2 million (including interest and penalties) as of December 31, 2019. This liability represents an estimate of tax positions that we have taken in our tax returns which may ultimately not be sustained upon examination by taxing authorities. Since the amount and timing of any future cash settlements cannot be predicted with reasonable certainty, the estimated liability has been excluded from the above contractual obligations table.

During the three months ended December 31, 2019, our operating activities provided cash of $142.8 million in comparison to $479.0 million in the prior year period. Cash provided by operations during the three months ended December 31, 2019 was principally the result of an increase in accounts payable of $787.0 million, non-cash items of $341.0 million, and net income of $186.6 million, offset in part by an increases in inventories of $631.0 million and accounts receivable of $307.2 million. The increase in accounts payable was primarily driven by the increase in inventories and the timing of scheduled payments to suppliers. The non-cash items were comprised primarily of a $138.0 million impairment of PharMEDium's long-lived assets (see Note 5 of the Notes to Consolidated Financial Statements), $71.8 million of depreciation expense, and $37.5 million of amortization expense. The increase in our inventories reflects the increase in business volume and, consistent with prior years, due to seasonal needs. The increase in accounts receivable was the result of our revenue growth and the timing of payments from our customers.

We use days sales outstanding, days inventory on hand, and days payable outstanding to evaluate our working capital performance. The below financial metrics are calculated based upon a quarterly average and can be impacted by the timing of cash receipts and disbursements, which can vary significantly depending upon the day of the week in which the month ends.

	Three months ended December 31,
	2019	2018
Days sales outstanding	24.3	24.7
Days inventory on hand	28.7	27.9
Days payable outstanding	56.6	57.1

Our cash flows from operating activities can vary significantly from period to period based upon fluctuations in our period-end working capital account balances. Additionally, any changes to payment terms with a significant customer or manufacturer supplier could have a material impact to our cash flows from operations. Operating cash flows during the three months ended December 31, 2019 included $49.4 million of interest payments and $28.4 million of income tax payments, net of refunds.

During the three months ended December 31, 2018, our operating activities provided $479.0 million of cash. Cash provided by operations during the three months ended December 31, 2018 was principally the result of an increase in accounts payable of $1,498.6 million, net income of $391.8 million, and non-cash items of $206.9 million, offset in part by increases in inventories of $898.8 million and accounts receivable of $658.9 million. The increase in accounts payable was primarily driven by the increase in inventories and the timing of scheduled payments to suppliers. We increased our inventories as of December 31, 2018 to support the increase in business volume and, consistent with prior years, due to seasonal needs. The increase in accounts receivable was the result of our revenue growth and the timing of payments from our customers. The non-cash items were comprised primarily of $86.0 million of depreciation expense, $49.2 million of amortization expense, and a $46.2 million deferred income tax provision.

Capital expenditures for the three months ended December 31, 2019 and 2018 were $67.3 million and $79.2 million, respectively. Significant capital expenditures in the three months ended December 31, 2019 and 2018 included costs associated with technology initiatives, including costs related to enhancing and upgrading our information technology systems. We currently expect to invest approximately $400 million for capital expenditures during fiscal 2020.

Net cash used in financing activities in the three months ended December 31, 2019 principally resulted from $135.1 million in purchases of our common stock and $83.1 million in cash dividends paid on our common stock. Net cash used in financing activities in the three months ended December 31, 2018 principally resulted from $239.0 million in purchases of our common stock and $85.5 million in cash dividends paid on our common stock.

In January 2020, our board of directors increased the quarterly dividend paid on common stock by 5% from $0.40 per share to $0.42 per share. We anticipate that we will continue to pay quarterly cash dividends in the future. However, the payment and amount of future dividends remains within the discretion of our board of directors and will depend upon future earnings, financial condition, capital requirements, and other factors.

Cautionary Note Regarding Forward-Looking Statements

Certain of the statements contained in this Management's Discussion and Analysis of Financial Condition and Results of Operations and elsewhere in this report are "forward-looking statements" within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. Words such as "expect," "likely," "outlook," "forecast," "would," "could," "should," "can," "project," "intend," "plan," "continue," "sustain," "synergy," "on track," "believe," "seek," "estimate," "anticipate," "may," "possible," "assume," variations of such words, and similar expressions are intended to identify such forward-looking statements. These statements are based on management's current expectations and are subject to uncertainty and changes in circumstances and speak only as of the date hereof. These statements are not guarantees of future performance and are based on assumptions and estimates that could prove incorrect or could cause actual results to vary materially from those indicated. Among the factors that could cause actual results to differ materially from those projected, anticipated, or implied are the following: unfavorable trends in brand and generic pharmaceutical pricing, including in rate or frequency of price inflation or deflation; competition and industry consolidation of both customers and suppliers resulting in increasing pressure to reduce prices for our products and services; changes in the United States healthcare and regulatory environment, including changes that could impact prescription drug reimbursement under Medicare and Medicaid; increasing governmental regulations regarding the pharmaceutical supply channel and pharmaceutical compounding; declining reimbursement rates for pharmaceuticals; continued federal and state government enforcement initiatives to detect and prevent suspicious orders of controlled substances and the diversion of controlled substances; continued prosecution or suit by federal, state and other governmental entities of alleged violations of laws and regulations regarding controlled substances, including due to failure to achieve a global resolution of the multi-district opioid litigation and other related state court litigation, and any related disputes, including shareholder derivative lawsuits; increased federal scrutiny and litigation, including qui tam litigation, for alleged violations of laws and regulations governing the marketing, sale, purchase and/or dispensing of pharmaceutical products or services, and associated reserves and costs; failure to comply with the Corporate Integrity Agreement; material adverse resolution of pending legal proceedings; the retention of key customer or supplier relationships under less favorable economics or the adverse resolution of any contract or other dispute with customers or suppliers; changes to customer or supplier payment terms; risks associated with the strategic, long-term relationship between Walgreens Boots Alliance, Inc. and the Company, including principally with respect to the pharmaceutical distribution agreement and/or the global generic purchasing services arrangement; changes in tax laws or legislative initiatives that could adversely affect the Company's tax positions and/or the Company's tax liabilities or adverse resolution of challenges to the Company's tax positions; regulatory or enforcement action in connection with the production, labeling or packaging of products compounded by our compounded sterile preparations (CSP) business or the related consent decree; managing foreign expansion, including non-compliance with the U.S. Foreign Corrupt Practices Act, anti-bribery laws, economic sanctions and import laws and regulations; financial market volatility and disruption; the loss, bankruptcy or insolvency of a major supplier; substantial defaults in payment, material reduction in purchases by or the loss, bankruptcy or insolvency of a major customer; changes to the customer or supplier mix; malfunction, failure or breach of sophisticated information systems to operate as designed; risks generally associated with data privacy regulation and the international transfer of personal data; natural disasters or other unexpected events that affect the Company’s operations; the impairment of goodwill or other intangible assets (including the impairments at PharMEDium and any additional impairments with respect to foreign operations), resulting in a charge to earnings; the acquisition of businesses that do not perform as expected, or that are difficult to integrate or control, or the inability to capture all of the anticipated synergies related thereto or to capture the anticipated synergies within the expected time period; the Company's ability to manage and complete divestitures; the disruption of the Company's cash flow and ability to return value to its stockholders in accordance with its past practices; interest rate and foreign currency exchange rate fluctuations; declining economic conditions in the United States and abroad; and other economic, business, competitive, legal, tax, regulatory and/or operational factors affecting the Company's business generally. Certain additional factors that management believes could cause actual outcomes and results to differ materially from those described in forward-looking statements are set forth (i) elsewhere in this report, (ii) in Item 1A (Risk Factors), in the Company’s Annual Report on Form 10-K for the fiscal year ended September 30, 2019 and elsewhere in that report and (iii) in other reports filed by the Company pursuant to the Securities Exchange Act. The Company undertakes no obligation to publicly update or revise any forward-looking statements, except as required by the federal securities laws.

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

Changes in Internal Control over Financial Reporting

During the first quarter of fiscal 2020, there was no change in AmerisourceBergen Corporation’s internal control over financial reporting that materially affected, or is reasonably likely to materially affect, internal control over financial reporting.

PART II.  OTHER INFORMATION

ITEM 1.  Legal Proceedings

See Note 10 (Legal Matters and Contingencies) of the Notes to Consolidated Financial Statements set forth under Item 1 of Part I of this report for the Company’s current description of legal proceedings.

ITEM 1A.  Risk Factors

Our significant business risks are described in Item 1A to Form 10-K for the year ended September 30, 2019 to which reference is made herein.

ITEM 2.  Unregistered Sales of Equity Securities and Use of Proceeds

(c) Issuer Purchases of Equity Securities

The following table sets forth the number of shares purchased, the average price paid per share, the total number of shares purchased as part of publicly announced programs, and the approximate dollar value of shares that may yet be purchased under the programs during each month in the first quarter ended December 31, 2019.

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Programs	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Programs
October 1 to October 31	928,528	$81.89	928,528	$385,099,144
November 1 to November 30	383,920	$84.57	272,014	$362,228,055
December 1 to December 31	367,012	$84.04	367,012	$331,384,669
Total	1,679,460		1,567,554

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

101
Financial statements from the Quarterly Report on Form 10-Q of AmerisourceBergen Corporation for the quarter ended December 31, 2019, formatted in Inline Extensible Business Reporting Language (iXBRL): (i) the Consolidated Balance Sheets, (ii) the Consolidated Statements of Operations, (iii) the Consolidated Statements of Comprehensive Income, (iv) the Consolidated Statements of Changes in Stockholders' Equity, (v) the Consolidated Statements of Cash Flows, and (vi) the Notes to Consolidated Financial Statements.

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

AMERISOURCEBERGEN CORPORATION

January 30, 2020	/s/ Steven H. Collis
Steven H. Collis
Chairman, President & Chief Executive Officer

January 30, 2020	/s/ James F. Cleary
James F. Cleary
Executive Vice President & Chief Financial Officer