Form 10-Q
period 2020-03-31
AMERISOURCEBERGEN CORP
filed 2020-05-07
CIK 1140859

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE QUARTERLY PERIOD ENDED March 31, 2020
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

The number of shares of common stock of AmerisourceBergen Corporation outstanding as of May 4, 2020 was 203,402,770.

AMERISOURCEBERGEN CORPORATION

PART I. FINANCIAL INFORMATION
ITEM I. Financial Statements (Unaudited)

AMERISOURCEBERGEN CORPORATION AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

(in thousands, except share and per share data)	March 31, 2020	September 30, 2019
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$3,691,938	$3,374,194
Accounts receivable, less allowances for returns and doubtful accounts: $1,389,812 as of March 31, 2020 and $1,222,906 as of September 30, 2019	14,210,170	12,386,879
Inventories	11,102,566	11,060,254
Right to recover asset	1,301,108	1,147,483
Income tax receivable (Note 4)	699,494	5,859
Prepaid expenses and other	175,374	157,385
Total current assets	31,180,650	28,132,054

Property and equipment, net	1,421,768	1,770,516
Goodwill	6,704,133	6,705,507
Other intangible assets	1,935,448	2,294,836
Other assets	800,263	269,067

TOTAL ASSETS	$42,042,262	$39,171,980

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$30,719,987	$28,385,074
Accrued expenses and other	868,996	1,057,208
Short-term debt	522,807	139,012
Total current liabilities	32,111,790	29,581,294

Long-term debt	3,622,387	4,033,880
Long-term financing obligation (Note 1)	—	320,518
Accrued income taxes	279,403	284,075
Deferred income taxes	1,843,910	1,860,195
Other liabilities	479,659	98,812
Commitments and contingencies (Note 10)

Stockholders’ equity:
Common stock, $0.01 par value - authorized, issued, and outstanding: 600,000,000 shares, 286,754,370 shares, and 203,351,729 shares as of March 31, 2020, respectively, and 600,000,000 shares, 285,295,170 shares, and 206,760,654 shares as of September 30, 2019, respectively	2,868	2,853
Additional paid-in capital	4,972,109	4,850,142
Retained earnings	5,248,005	4,235,491
Accumulated other comprehensive loss	(132,808)	(111,965)
Treasury stock, at cost: 83,402,641 shares as of March 31, 2020 and 78,534,516 shares as of September 30, 2019	(6,499,584)	(6,097,604)
Total AmerisourceBergen Corporation stockholders' equity	3,590,590	2,878,917
Noncontrolling interest	114,523	114,289
Total equity	3,705,113	2,993,206

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$42,042,262	$39,171,980
See notes to consolidated financial statements.

AMERISOURCEBERGEN CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Three months ended March 31,		Six months ended March 31,
(in thousands, except per share data)	2020	2019	2020	2019
Revenue	$47,417,639	$43,319,602	$95,282,381	$88,712,054
Cost of goods sold	46,029,532	41,894,846	92,663,060	85,989,718
Gross profit	1,388,107	1,424,756	2,619,321	2,722,336
Operating expenses:
Distribution, selling, and administrative	693,413	628,036	1,379,366	1,284,621
Depreciation	69,796	75,219	139,040	150,581
Amortization	23,999	48,547	59,270	95,685
Employee severance, litigation, and other	67,732	55,389	107,041	96,061
Impairment of PharMEDium assets (Note 5)	223,652	570,000	361,652	570,000
Operating income	309,515	47,565	572,952	525,388
Other (income) loss	(1,109)	(14,494)	1,733	(11,397)
Interest expense, net	34,421	43,275	65,428	85,445
Income before income taxes	276,203	18,784	505,791	451,340
Income tax (benefit) expense	(694,908)	(9,289)	(651,888)	31,514
Net income	971,111	28,073	1,157,679	419,826
Net (income) loss attributable to noncontrolling interest	(10,834)	(938)	(9,762)	961
Net income attributable to AmerisourceBergen Corporation	$960,277	$27,135	$1,147,917	$420,787

Earnings per share:
Basic	$4.68	$0.13	$5.58	$1.99
Diluted	$4.64	$0.13	$5.54	$1.97

Weighted average common shares outstanding:
Basic	205,370	210,934	205,693	211,503
Diluted	207,062	212,563	207,293	213,275

Cash dividends declared per share of common stock	$0.42	$0.40	$0.82	$0.80
 See notes to consolidated financial statements.

AMERISOURCEBERGEN CORPORATION AND SUBSIDIARIES
 CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited)

	Three months ended March 31,		Six months ended March 31,
(in thousands)	2020	2019	2020	2019
Net income	$971,111	$28,073	$1,157,679	$419,826
Other comprehensive (loss) income
Foreign currency translation adjustments	(55,858)	7,414	(30,405)	(3,960)
Other	15	225	34	113
Total other comprehensive (loss) income	(55,843)	7,639	(30,371)	(3,847)
Total comprehensive income	915,268	35,712	1,127,308	415,979
Comprehensive income attributable to noncontrolling interest	(68)	(836)	(234)	(1,081)
Comprehensive income attributable to AmerisourceBergen Corporation	$915,200	$34,876	$1,127,074	$414,898
See notes to consolidated financial statements.

AMERISOURCEBERGEN CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
(Unaudited)

(in thousands, except per share data)	Common Stock	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Treasury Stock	Noncontrolling Interest	Total
December 31, 2019	$2,860	$4,901,291	$4,375,181	$(87,731)	$(6,236,975)	$114,455	$3,069,081
Net income	—	—	960,277	—	—	10,834	971,111
Other comprehensive loss	—	—	—	(45,077)	—	(10,766)	(55,843)
Cash dividends, $0.42 per share	—	—	(87,453)	—	—	—	(87,453)
Exercises of stock options	8	56,636	—	—	—	—	56,644
Share-based compensation expense	—	14,389	—	—	—	—	14,389
Purchases of common stock	—	—	—	—	(262,620)	—	(262,620)
Employee tax withholdings related to restricted share vesting	—	—	—	—	11	—	11
Other	—	(207)	—	—	—	—	(207)
March 31, 2020	$2,868	$4,972,109	$5,248,005	$(132,808)	$(6,499,584)	$114,523	$3,705,113

(in thousands, except per share data)	Common Stock	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Treasury Stock	Noncontrolling Interest	Total
December 31, 2018	$2,842	$4,769,595	$4,027,217	$(92,883)	$(5,658,318)	$116,280	$3,164,733
Net income	—	—	27,135	—	—	938	28,073
Other comprehensive income (loss)	—	—	—	7,741	—	(102)	7,639
Cash dividends, $0.40 per share	—	—	(84,893)	—	—	—	(84,893)
Exercises of stock options	4	15,186	—	—	—	—	15,190
Share-based compensation expense	—	6,101	—	—	—	—	6,101
Purchases of common stock	—	—	—	—	(98,124)	—	(98,124)
Employee tax withholdings related to restricted share vesting	—	—	—	—	(13)	—	(13)
Other	—	(375)	—	—	—	—	(375)
March 31, 2019	$2,846	$4,790,507	$3,969,459	$(85,142)	$(5,756,455)	$117,116	$3,038,331

See notes to consolidated financial statements.

AMERISOURCEBERGEN CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
(Unaudited)

(in thousands, except per share data)	Common Stock	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Treasury Stock	Noncontrolling Interest	Total
September 30, 2019	$2,853	$4,850,142	$4,235,491	$(111,965)	$(6,097,604)	$114,289	$2,993,206
Adoption of ASC 842, net of tax (Note 1)	—	—	35,138	—	—	—	35,138
Net income	—	—	1,147,917	—	—	9,762	1,157,679
Other comprehensive loss	—	—	—	(20,843)	—	(9,528)	(30,371)
Cash dividends, $0.82 per share	—	—	(170,541)	—	—	—	(170,541)
Exercises of stock options	11	76,746	—	—	—	—	76,757
Share-based compensation expense	—	45,763	—	—	—	—	45,763
Purchases of common stock	—	—	—	—	(392,395)	—	(392,395)
Employee tax withholdings related to restricted share vesting	—	—	—	—	(9,585)	—	(9,585)
Other	4	(542)	—	—	—	—	(538)
March 31, 2020	$2,868	$4,972,109	$5,248,005	$(132,808)	$(6,499,584)	$114,523	$3,705,113

(in thousands, except per share data)	Common Stock	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Treasury Stock	Noncontrolling Interest	Total
September 30, 2018	$2,836	$4,715,473	$3,720,582	$(79,253)	$(5,426,814)	$117,137	$3,049,961
Adoption of ASC 606	—	—	(1,482)	—	—	(1,102)	(2,584)
Net income (loss)	—	—	420,787	—	—	(961)	419,826
Other comprehensive (loss) income	—	—	—	(5,889)	—	2,042	(3,847)
Cash dividends, $0.80 per share	—	—	(170,428)	—	—	—	(170,428)
Exercises of stock options	8	37,582	—	—	—	—	37,590
Share-based compensation expense	—	37,869	—	—	—	—	37,869
Purchases of common stock	—	—	—	—	(323,974)	—	(323,974)
Employee tax withholdings related to restricted share vesting	—	—	—	—	(5,667)	—	(5,667)
Other	2	(417)	—	—	—	—	(415)
March 31, 2019	$2,846	$4,790,507	$3,969,459	$(85,142)	$(5,756,455)	$117,116	$3,038,331

See notes to consolidated financial statements.

AMERISOURCEBERGEN CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Six months ended March 31,
(in thousands)	2020	2019
OPERATING ACTIVITIES
Net income	$1,157,679	$419,826
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation, including amounts charged to cost of goods sold	143,604	171,789
Amortization, including amounts charged to interest expense	66,564	100,040
Provision for doubtful accounts	22,144	10,892
(Benefit) provision for deferred income taxes	(21,568)	24,949
Share-based compensation	45,763	37,869
LIFO expense (credit)	37,134	(69,834)
Impairment of PharMEDium assets	361,652	570,000
Gain on sale of an equity investment	—	(13,692)
Other	(11,312)	(11,610)
Changes in operating assets and liabilities, excluding the effects of acquisitions:
Accounts receivable	(2,052,216)	(880,805)
Inventories	(152,359)	(420,190)
Income tax receivable	(693,635)	522
Prepaid expenses and other assets	1,580	(17,436)
Accounts payable	2,395,847	1,350,728
Accrued expenses, accrued income taxes, and other liabilities	(305,170)	(169,716)
NET CASH PROVIDED BY OPERATING ACTIVITIES	995,707	1,103,332
INVESTING ACTIVITIES
Capital expenditures	(144,382)	(161,488)
Cost of acquired companies, net of cash acquired	—	(52,398)
Cost of equity investments	(30,580)	—
Other	7,162	2,659
NET CASH USED IN INVESTING ACTIVITIES	(167,800)	(211,227)
FINANCING ACTIVITIES
Senior notes and other loan borrowings	46,396	439,181
Senior notes and other loan repayments	(46,146)	(456,591)
Borrowings under revolving and securitization credit facilities	87,954	541,066
Repayments under revolving and securitization credit facilities	(87,257)	(539,673)
Purchases of common stock	(407,152)	(347,959)
Exercises of stock options	76,757	37,590
Cash dividends on common stock	(170,541)	(170,428)
Tax withholdings related to restricted share vesting	(9,585)	(5,667)
Other	(589)	(6,390)
NET CASH USED IN FINANCING ACTIVITIES	(510,163)	(508,871)
INCREASE IN CASH AND CASH EQUIVALENTS	317,744	383,234
Cash and cash equivalents at beginning of period	3,374,194	2,492,516
CASH AND CASH EQUIVALENTS AT END OF PERIOD	$3,691,938	$2,875,750
 See notes to consolidated financial statements.

AMERISOURCEBERGEN CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Note 1.  Summary of Significant Accounting Policies

Basis of Presentation

The accompanying financial statements present the consolidated financial position, results of operations, and cash flows of AmerisourceBergen Corporation and its subsidiaries, including less-than-wholly-owned subsidiaries in which AmerisourceBergen Corporation has a controlling financial interest (the "Company"), as of the dates and for the periods indicated.  All intercompany accounts and transactions have been eliminated in consolidation.

The accompanying unaudited consolidated financial statements have been prepared in conformity with U.S. generally accepted accounting principles ("GAAP") for interim financial information, the instructions to Form 10-Q, and Rule 10-01 of Regulation S-X. In the opinion of management, all adjustments (consisting only of normal recurring accruals, except as otherwise disclosed herein) considered necessary to present fairly the financial position as of March 31, 2020 and the results of operations and cash flows for the interim periods ended March 31, 2020 and 2019 have been included. Certain information and footnote disclosures normally included in financial statements presented in accordance with U.S. GAAP, but which are not required for interim reporting purposes, have been omitted. The accompanying unaudited consolidated financial statements should be read in conjunction with the financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the fiscal year ended September 30, 2019.

The preparation of financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect amounts reported in the financial statements and accompanying notes. Actual amounts could differ from these estimated amounts. Certain reclassifications have been made to prior-period amounts in order to conform to the current year presentation.

In March 2020, the World Health Organization ("WHO") declared a global pandemic attributable to the outbreak and continued spread of COVID-19. In connection with the mitigation and containment procedures recommended by the WHO and imposed by federal, state, and local governmental authorities, the Company implemented measures designed to keep its employees safe and address business continuity issues at its distribution centers and other locations. The Company continues to evaluate and plan for the potential effects of a prolonged disruption and the related impacts on its revenue, results of operations, and cash flows. These items include, but are not limited to, the financial condition of its customers and the realization of accounts receivable, decreased availability and demand for its products and services, and delays related to current and future projects. While the Company's operational and financial performance may be significantly impacted by COVID-19, it is not possible for the Company to predict the duration or magnitude of the outbreak and whether it could have a material adverse impact on the Company's financial position, results of operations, or cash flows. See Part II. Other Information-Item 1A. Risk Factors of this Quarterly Report on Form 10-Q for additional information.

Recently Adopted Accounting Pronouncements

 In February 2016, the FASB issued ASU No. 2016-02, "Leases (Topic 842)" ("ASU 2016-02" or "ASC 842"). ASU 2016-02 aims to increase transparency and comparability across organizations by requiring lease assets and lease liabilities to be recognized on the balance sheet as well as key information to be disclosed regarding lease arrangements. ASU 2016-02 was effective for annual reporting periods beginning after December 15, 2018 and interim periods within those fiscal years.

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

As of March 31, 2020, there were no other recently-issued accounting standards that may have a material impact on the Company’s financial position, results of operations, or cash flows upon their adoption.

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

The following illustrates the components of lease cost for the periods presented:

(in thousands)	Three months ended March 31, 2020	Six months ended March 31, 2020
Operating lease cost	$30,772	$60,707
Short-term lease cost	1,265	2,791
Variable lease cost	3,688	8,544
Total lease cost	$35,725	$72,042

The Company recorded rental expense of $27.1 million and $53.9 million in the three and six months ended March 31, 2019, respectively.

The following summarizes balance sheet information related to operating leases:

(in thousands, except for lease term and discount rate)	March 31, 2020
Right of use assets
Other assets	$484,933

Lease liabilities
Accrued expenses and other	$97,897
Other long-term liabilities	428,061
Total lease liabilities	$525,958

Weighted-average remaining lease term	7.49 years
Weighted-average discount rate	3.64%

Other cash flow information related to operating leases is as follows:

(in thousands)	Six months ended March 31, 2020
Cash paid for amounts included in the measurement of lease liabilities
Operating lease cash payments	$57,390

Right-of-use assets obtained in exchange for lease liabilities
New operating leases	$32,539
Leases recognized upon adoption of ASC 842	$526,281

Future minimum rental payments under noncancellable operating leases were as follows:

Payments Due by Fiscal Year (in thousands)	As of March 31, 2020
2020	$59,278
2021	114,431
2022	109,373
2023	99,508
2024	91,790
Thereafter	461,110
Total future undiscounted lease payments	935,490
Less: Future payments for leases that have not yet commenced [1]	(300,346)
Less: Imputed interest	(109,186)
Total lease liabilities	$525,958

[1] The Company has certain leases that it has executed for which it does not control the underlying assets; therefore, lease liabilities and ROU assets were not recorded on the Company's Consolidated Balance Sheet as of March 31, 2020. These future commitments primarily relate to the Company's new general corporate and administrative office.

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

The following assets and liabilities of Profarma are included in the Company's Consolidated Balance Sheets:

(in thousands)	March 31, 2020	September 30, 2019
Cash and cash equivalents	$15,589	$9,431
Accounts receivables, net	129,875	154,491
Inventories	164,998	185,602
Prepaid expenses and other	57,821	64,119
Property and equipment, net	24,700	30,961
Goodwill	82,309	82,309
Other intangible assets	75,655	74,429
Other long-term assets	53,381	9,169
Total assets	$604,328	$610,511

Accounts payable	$168,452	$165,053
Accrued expenses and other	34,141	49,191
Short-term debt	90,496	106,439
Long-term debt	47,768	60,973
Deferred income taxes	36,858	42,371
Other long-term liabilities	40,886	5,303
Total liabilities	$418,601	$429,330

Profarma's assets can only be used to settle its obligations, and its creditors do not have recourse to the general credit of the Company.

Note 4.  Income Taxes

The Coronavirus Aid, Relief, and Economic Security Act

The Coronavirus Aid, Relief, and Economic Security ("CARES") Act became law on March 27, 2020. The CARES Act was a response to the market volatility and instability resulting from the coronavirus pandemic and includes provisions to support businesses in the form of loans, grants, and tax changes, among other types of relief that were not previously available under the Tax Cuts and Jobs Act of 2017 (the "2017 Tax Act"). As it relates to the Company, the CARES Act provides relief through adjustments to net operating loss rules and the acceleration of available refunds for alternative minimum tax credit carryforwards.

PharMEDium

As discussed in Note 5, the Company decided in January 2020 to shut down and permanently exit the PharMEDium Healthcare Holdings LLC ("PharMEDium") compounding business. Following the decision to exit PharMEDium and in connection with the permanent shutdown of this business, PharMEDium underwent a voluntary change in tax status, which resulted in the Company recognizing a worthless stock ordinary income tax deduction of approximately $2.5 billion and, in turn, yielded a tax benefit of approximately $675 million. The estimated tax benefit is higher than it would have been prior to the enactment of the CARES Act as the net operating losses resulting from the worthless stock deduction can now be carried back to years with higher statutory tax rates.

In addition to the PharMEDium worthless stock deduction, the Company recognized other discrete tax benefits primarily resulting from the CARES Act. In the aggregate, the Company recognized discrete tax benefits of $741.0 million in the three and six months ended March 31, 2020.

The Company's March 31, 2020 Consolidated Balance Sheet has a net current income tax receivable balance of $699.5 million primarily resulting from the recognition of the above discrete tax benefits.

Other Information

The Company files income tax returns in U.S. federal and state jurisdictions as well as various foreign jurisdictions. As of March 31, 2020, the Company had unrecognized tax benefits, defined as the aggregate tax effect of differences between tax return positions and the benefits recognized in the Company’s financial statements, of $121.5 million ($88.7 million, net of federal benefit). If recognized, $70.4 million of these tax benefits would have reduced income tax expense and the effective tax rate. Included in this amount is $19.2 million of interest and penalties, which the Company records in Income Tax Expense in the Company's Consolidated Statements of Operations. In the six months ended March 31, 2020, unrecognized tax benefits decreased by $2.8 million. Over the next 12 months, it is reasonably possible that tax authority audit resolutions and the expiration of statutes of limitations could result in a reduction of unrecognized tax benefits of approximately $14.0 million.

The Company's effective tax rates were (251.6)% and (128.9)% for the three and six months ended March 31, 2020, respectively. The Company's effective tax rates were (49.5)% and 7.0% for the three and six months ended March 31, 2019, respectively. The effective tax rates in the three and six months ended March 31, 2020 were lower than the U.S. statutory rate due to the tax benefits associated with the discrete items described above and due to a higher mix of foreign earnings at lower tax rates in Switzerland and Ireland since U.S. earnings were lower principally due to the impairment of PharMEDium's assets (see Note 5) in the three and six months ended March 31, 2020. The effective tax rates in the three and six months ended March 31, 2019 were lower than the U.S. statutory rate due to a higher mix of foreign earnings at lower tax rates in Switzerland and Ireland since U.S. earnings were lower principally due to the $570.0 million impairment of PharMEDium's assets. The effective tax rate in the six months ended March 31, 2019 also benefited from a $37.0 million decrease to the Company's finalization of the estimated transition tax liability related to the 2017 Tax Act.

Note 5.  Goodwill and Other Intangible Assets

The following is a summary of the changes in the carrying value of goodwill, by reportable segment, for the six months ended March 31, 2020:

(in thousands)	Pharmaceutical Distribution Services	Other	Total
Goodwill as of September 30, 2019	$4,852,775	$1,852,732	$6,705,507
Foreign currency translation	—	(1,374)	(1,374)
Goodwill as of March 31, 2020	$4,852,775	$1,851,358	$6,704,133

The following is a summary of other intangible assets:

	March 31, 2020				September 30, 2019
(in thousands)	Weighted Average Remaining Useful Life	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Indefinite-lived trade names		$685,198	$—	$685,198	$685,324	$—	$685,324
Finite-lived:
Customer relationships	14 years	1,670,249	(520,094)	1,150,155	1,931,212	(489,471)	1,441,741
Trade names and other	14 years	209,204	(109,109)	100,095	271,521	(103,750)	167,771
Total other intangible assets		$2,564,651	$(629,203)	$1,935,448	$2,888,057	$(593,221)	$2,294,836

Amortization expense for finite-lived intangible assets was $24.0 million and $48.5 million in the three months ended March 31, 2020 and 2019, respectively. Amortization expense for finite-lived intangible assets was $59.3 million and $95.7 million in the six months ended March 31, 2020 and 2019, respectively. Amortization expense for finite-lived intangible assets is estimated to be $111.1 million in fiscal 2020, $101.5 million in fiscal 2021, $99.9 million in fiscal 2022, $98.4 million in fiscal 2023, $97.3 million in fiscal 2024, and $801.4 million thereafter.

As a result of the continued suspension of the production activities at PharMEDium's compounding facility located in Memphis, Tennessee, certain regulatory matters, ongoing operational challenges, and lower-than-expected operating results, the Company updated its recoverability assessment of PharMEDium’s long-lived assets as of December 31, 2019. The recoverability assessment was based upon comparing PharMEDium's forecasted undiscounted cash flows to the carrying value of its asset group. The PharMEDium asset group is included in the Pharmaceutical Distribution Services reportable segment. Using forecasted undiscounted cash flows that were based on the weighted average of multiple strategic alternatives, the Company concluded that the carrying value of the PharMEDium long-lived asset group was not recoverable as of December 31, 2019. The forecasted undiscounted cash flows as of December 31, 2019 were lower than the forecasted undiscounted cash flows as of September 30, 2019 due to a change in weighting of multiple strategic alternatives and lower operating results in the three months ended December 31, 2019 compared to expectations. The Company then performed an impairment test by comparing the PharMEDium asset group's fair value of $145 million to its carrying value, which resulted in a $138.0 million impairment loss in the three months ended December 31, 2019. Significant assumptions used in estimating the fair value of PharMEDium's asset group included (i) a 17% discount rate, which contemplated a higher risk at PharMEDium; (ii) the period in which PharMEDium will resume production at or near capacity; and (iii) the estimated EBITDA (earnings before interest, taxes, depreciation, and amortization) margins when considering the likelihood of higher operating and compliance costs. The Company believed that its fair value assumptions were representative of market participant assumptions; however, the forecasted cash flows used to estimate fair value and measure the related impairment were inherently uncertain and included assumptions that differed from actual results in future periods (see below). This represented a Level 3 nonrecurring fair value measurement. The Company allocated $123.2 million of the impairment to finite-lived intangibles, $11.6 million of the impairment to property and equipment, and $3.2 million to ROU assets.
In January 2020, the Company decided to permanently exit the PharMEDium compounding business, and, as a result, the Company will cease all commercial and administrative operations related to this business in fiscal 2020. The decision to permanently exit the PharMEDium business was due to a number of factors including, but not limited to, ongoing operational, regulatory, and commercial challenges, such as PharMEDium's decision in January 2020 to suspend production at the compounding facility in New Jersey pending facility upgrades related to the air handling and filtration systems. In connection with the decision to exit the PharMEDium business, the Company recorded an impairment of PharMEDium's assets of $223.7 million in the three months ended March 31, 2020, which included impairments of the remaining finite-lived intangible assets and the majority of the remaining tangible assets.
Note 6.  Debt

Debt consisted of the following:

(in thousands)	March 31, 2020	September 30, 2019
Revolving credit note	$—	$—
Term loan due in 2020	399,873	399,778
Overdraft facility due 2021 (£30,000)	32,438	32,573
Receivables securitization facility due 2022	350,000	350,000
Multi-currency revolving credit facility due 2024	—	—
$500,000, 3.50% senior notes due 2021	499,165	498,908
$500,000, 3.40% senior notes due 2024	497,988	497,744
$500,000, 3.25% senior notes due 2025	496,650	496,311
$750,000, 3.45% senior notes due 2027	743,520	743,099
$500,000, 4.25% senior notes due 2045	494,622	494,514
$500,000, 4.30% senior notes due 2047	492,622	492,488
Nonrecourse debt	138,316	167,477
Total debt	4,145,194	4,172,892
Less AmerisourceBergen Corporation current portion	432,311	32,573
Less nonrecourse current portion	90,496	106,439
Total, net of current portion	$3,622,387	$4,033,880

Multi-Currency Revolving Credit Facility

The Company has a $1.4 billion multi-currency senior unsecured revolving credit facility ("Multi-Currency Revolving Credit Facility"), which is scheduled to expire in September 2024, with a syndicate of lenders. Interest on borrowings under the Multi-Currency Revolving Credit Facility accrues at specified rates based on the Company’s debt rating and ranges from 70 basis points to 112.5 basis points over CDOR/LIBOR/EURIBOR/Bankers Acceptance Stamping Fee, as applicable (91 basis points over CDOR/LIBOR/EURIBOR/Bankers Acceptance Stamping Fee as of March 31, 2020) and from 0 basis points to 12.5 basis points over the alternate base rate and Canadian prime rate, as applicable. The Company pays facility fees to maintain the availability under the Multi-Currency Revolving Credit Facility at specified rates based on its debt rating, ranging from 5 basis points to 12.5 basis points, annually, of the total commitment (9 basis points as of March 31, 2020). The Company may choose to repay or reduce its commitments under the Multi-Currency Revolving Credit Facility at any time. The Multi-Currency Revolving Credit Facility contains covenants, including compliance with a financial leverage ratio test, as well as others that impose limitations on, among other things, indebtedness of subsidiaries and asset sales, with which the Company was compliant as of March 31, 2020.

Commercial Paper Program

The Company has a commercial paper program whereby it may from time to time issue short-term promissory notes in an aggregate amount of up to $1.4 billion at any one time. Amounts available under the program may be borrowed, repaid, and re-borrowed from time to time. The maturities on the notes will vary, but may not exceed 365 days from the date of issuance. The notes will bear interest, if interest bearing, or will be sold at a discount from their face amounts. The commercial paper program does not increase the Company’s borrowing capacity as it is fully backed by the Company’s Multi-Currency Revolving Credit Facility. There were no borrowings outstanding under the commercial paper program as of March 31, 2020.

Receivables Securitization Facility

The Company has a $1,450 million receivables securitization facility ("Receivables Securitization Facility"), which is scheduled to expire in September 2022. The Company has available to it an accordion feature whereby the commitment on the Receivables Securitization Facility may be increased by up to $250 million, subject to lender approval, for seasonal needs during the December and March quarters. Interest rates are based on prevailing market rates for short-term commercial paper or LIBOR, plus a program fee. The Company pays a customary unused fee at prevailing market rates, annually, to maintain the availability under the Receivables Securitization Facility. The Receivables Securitization Facility contains similar covenants to the Multi-Currency Revolving Credit Facility, with which the Company was compliant as of March 31, 2020.

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

Note 7.  Stockholders’ Equity and Earnings per Share

In January 2020, the Company's board of directors increased the quarterly cash dividend by 5% from $0.40 per share to $0.42 per share.

In October 2018, the Company's board of directors authorized a share repurchase program allowing the Company to purchase up to $1.0 billion of its outstanding shares of common stock, subject to market conditions. During the six months ended March 31, 2020, the Company purchased 4.8 million shares of its common stock for a total of $392.3 million, which excluded $14.8 million of September 2019 purchases that cash settled in October 2019. As of March 31, 2020, the Company had $68.8 million of availability remaining under this program.

In May 2020, the Company's board of directors authorized a new share repurchase program allowing the Company to purchase up to $500 million of its outstanding shares of common stock, subject to market conditions.

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

The following illustrates the components of diluted weighted average shares outstanding for the periods indicated:

	Three months ended March 31,		Six months ended March 31,
(in thousands)	2020	2019	2020	2019
Weighted average common shares outstanding - basic	205,370	210,934	205,693	211,503
Dilutive effect of stock options and restricted stock units	1,692	1,629	1,600	1,772
Weighted average common shares outstanding - diluted	207,062	212,563	207,293	213,275

The potentially dilutive stock options and restricted stock units that were antidilutive for the three and six months ended March 31, 2020 were 4.1 million and 4.2 million, respectively. The potentially dilutive stock options and restricted stock units that were antidilutive for the three and six months ended March 31, 2019 were 5.4 million and 4.6 million, respectively.

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

Revenue from the various agreements and arrangements with WBA was $16.3 billion and $31.9 billion in the three and six months ended March 31, 2020, respectively. Revenue from the various agreements and arrangements with WBA was $14.6 billion and $29.9 billion in the three and six months ended March 31, 2019, respectively. The Company’s receivable from WBA, net of incentives, was $7.4 billion and $6.1 billion as of March 31, 2020 and September 30, 2019, respectively.

Note 9. Employee Severance, Litigation, and Other

The following illustrates the charges incurred by the Company relating to Employee Severance, Litigation, and Other for the periods indicated:

	Three months ended March 31,		Six months ended March 31,
(in thousands)	2020	2019	2020	2019
Employee severance	$25,006	$14,021	$25,845	$18,806
Litigation and opioid-related costs	30,815	13,822	55,481	28,361
Acquisition-related deal and integration costs	348	11,456	803	22,045
Business transformation efforts	9,034	9,873	17,494	16,852
Other restructuring initiatives	2,529	6,217	7,418	9,997
Total employee severance, litigation, and other	$67,732	$55,389	$107,041	$96,061

Employee severance in the three and six months ended March 31, 2020 included costs primarily related to position eliminations resulting from the Company's decision to permanently exit the PharMEDium compounding business. Employee severance in the three and six months ended March 31, 2019 included costs primarily related to PharMEDium restructuring activities, position eliminations resulting from the Company's business transformation efforts and the integration of H.D. Smith, and restructuring activities related to its consulting business.

Litigation and opioid-related costs in the three and six months ended March 31, 2020 and 2019 related to legal fees in connection with opioid lawsuits and investigations.

Acquisition-related deal and integration costs in the three and six months ended March 31, 2019 primarily related to the integration of H.D. Smith. Integration costs primarily included costs to transition servicing legacy H.D. Smith customers to existing Company distribution facilities and operating systems.

Business transformation efforts in the three and six months ended March 31, 2020 and 2019 primarily related to costs associated with reorganizing the Company to further align the organization to its customers' needs. The majority of these costs related to services provided by third-party consultants, including certain technology initiatives.

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

In April 2018, the Court issued an order creating a litigation track, which includes dispositive motion practice, discovery, and trials in certain bellwether jurisdictions. On December 31, 2018, the Court issued an order selecting two additional cases for a second bellwether discovery and trial track. In November 2019 and January 2020, the Court filed Suggestions of Remand with the Judicial Panel on Multidistrict Litigation that identified four cases filed against the Company, including the two additional bellwether cases, for potential transfer from the MDL back to federal courts in California, Oklahoma, and West Virginia for the completion of discovery, motion practice, and trial. All four cases have now been remanded to those federal district courts. For the two consolidated cases in West Virginia, the current trial date is August 31, 2020. On April 17, 2020, the Company and certain other defendants filed a motion to change the trial date to December 1, 2020, which remains pending before the court. The California court has set forth a limited schedule for certain pretrial motions and some limited discovery, which ABDC and other defendants have asked the court to reconsider. The timing of discovery, motion practice, and trials for the Oklahoma case has not yet been determined.

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

The Court has continued to oversee court-ordered settlement discussions with attorneys for the plaintiffs and certain states that it instituted at the beginning of the MDL proceedings. On October 21, 2019, the Attorneys General for North Carolina, Pennsylvania, Tennessee, and Texas announced certain proposed settlement terms intended to provide a potential framework for a global resolution of the MDL and other related state court litigation, including cases currently filed and that could be filed. The attorneys general's announcement outlined that the largest U.S. pharmaceutical distributors would be expected to pay an aggregate amount of up to $18.0 billion over 18 years, of which the Company's portion would be 31.0%, in addition to the development and participation in a program for free or rebated distribution of opioid-abuse medications for a period of 10 years and the implementation of industry-wide changes to be specified to controlled substance anti-diversion programs. The Company is currently engaged in discussions that include the four attorneys general, as well as other attorneys general, and other parties with the objective of reaching potential terms for a global resolution. The Company is also engaged in related discussions with plaintiffs' lawyers representing local governments and other parties with the same goal of reaching a global resolution with all parties. If agreed, the potential terms for a global resolution would then need to be presented to numerous other states and local governments, and a significant number of such jurisdictions would need to accept the proposed terms in order to achieve an agreement in principle that would provide the finality that the Company requires from a global resolution. Given the large number of parties involved, the complexity and difficulty of the underlying issues, and the resulting uncertainty of achieving a potential global resolution, the Company continues to litigate and prepare for trial in the cases pending in the MDL, those remanded from the MDL to federal district courts, as well as in state courts where lawsuits have been filed, and intends to continue to vigorously defend itself in all such cases. A liability associated with a global resolution has not been recognized as of March 31, 2020, since the Company is unable to predict the outcome of settlement discussions with the states and local governments that will need to participate and, therefore, a global resolution cannot be considered probable. Furthermore, significant uncertainty remains with regard to whether such matters will proceed to trial, and, given the inherent uncertainty related to such litigation, the Company is not in a position to assess the likely outcome, and therefore unable to estimate the range of possible loss.

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

A trial in New York state for cases brought by Nassau and Suffolk Counties and the New York Attorney General against a variety of defendants, including the Company, was scheduled to begin on March 20, 2020. The trial is not part of the MDL and has been delayed due to the COVID-19 outbreak. The court has not yet set a new trial date.

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

Government Enforcement and Related Litigation Matters

As previously disclosed, in late January 2020 the Company decided to permanently exit the PharMEDium compounding business and as a result the Company will cease all commercial and administrative operations related to this business. Various government agencies, including the U.S. Food and Drug Administration ("FDA"), the Consumer Protection Branch of the Civil Division of the DOJ, and state boards of pharmacy, regulate the compounding of pharmaceutical products, including PharMEDium's Section 503B outsourcing facilities. The FDA and the DOJ have broad enforcement powers.

On May 17, 2019, PharMEDium reached an agreement on the terms of the Consent Decree with the FDA and the DOJ that was entered by the United States District Court for the Northern District of Illinois on May 22, 2019. PharMEDium remains subject to the terms of the Consent Decree while winding down its operations and continues to work with the FDA and the DOJ to comply with applicable laws and regulations during this process.

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

In January 2017, the Company's subsidiary U.S. Bioservices Corporation ("U.S. Bio") received a subpoena for information from the USAO-EDNY relating to its activities in connection with billing for products and making returns of potential overpayments to government payers. The Company engaged in discussions with the USAO-EDNY and produced documents in response to the subpoena. In April 2019, the government informed the Company that it had filed a notice with the U.S. District Court for the Eastern District of New York that it was declining to intervene in a filed qui tam action related to its investigation. The case was unsealed in April 2019 and counsel for the relator filed an amended complaint under seal with the USAO-EDNY. In December 2019, the government filed a notice that it was again declining to intervene in the action. The Court ordered the relator's complaint against the Company, including subsidiaries AmerisourceBergen Specialty Group, LLC and U.S. Bio, be unsealed. The relator’s complaint alleges violations of the federal False Claims Act and the false claims acts of various states. The Company sought leave to file a motion to dismiss relator’s amended complaint and a hearing on the request to file the motion is scheduled for May 12, 2020. The relator filed a second amended complaint, removing one state false claims act count and the Company renewed its request for leave to file a motion to dismiss the second amended complaint. This request is currently pending.

On October 11, 2019, Teamsters Local 443 Health Services & Insurance Plan, St. Paul Electrical Construction Pension Plan, St. Paul Electrical Construction Workers Supplemental Pension Plan (2014 Restatement), Retirement Medical Funding Plan for the St. Paul Electrical Workers, and San Antonio Fire & Police Pension Fund filed a complaint for a purported derivative action in the Delaware Court of Chancery against the Company and certain of its current and former officers and directors (collectively, "Defendants"). The complaint alleges that the Defendants breached their fiduciary duties by failing to oversee the compliance by certain of the Company's subsidiaries (including the Company's former subsidiary Medical Initiatives, Inc. ("MII")) with federal regulations, allegedly resulting in the payment of fines and penalties in connection with the settlements with the USAO-EDNY in fiscal 2017 and 2018 that resolved claims arising from MII's pre-filled syringe program. On December 20, 2019, Defendants filed a motion to dismiss the complaint. The motion is fully briefed and remains pending before the Delaware Court of Chancery.

On February 6, 2020, another stockholder, Andrea Rosner, filed a complaint for a purported derivative action in the United States District Court for the District of Delaware against the Company and certain of its current and former officers and directors. The complaint alleges claims for breach of fiduciary duty, corporate waste and unjust enrichment allegedly arising from the Company’s controlled substance diversion control programs and violation of Section 14(a) of the Securities Exchange Act of 1934. The defendants filed a motion to dismiss this matter on May 4, 2020. On April 28, 2020, a group of interested stockholders filed a motion to intervene and stay the proceedings filed by Ms. Rosner. The Company’s response to the motion to intervene is due by May 12, 2020.

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

In December 2019, Reliable Pharmacy, together with other retail pharmacies and North Sunflower Medical Center, filed a civil antitrust complaint against multiple generic drug manufacturers, and also included claims against the Company, H.D. Smith, and other drug distributors and industry participants. The case is filed as a putative class action and plaintiffs purport to represent a class of drug purchasers including other retail pharmacies and healthcare providers. The case has been consolidated for multidistrict litigation proceedings before the United States District Court for the Eastern District of Pennsylvania. The complaint alleges that the Company and others in the industry participated in a conspiracy to fix prices, allocate markets and rig bids regarding generic drugs. In March 2020, the plaintiffs filed a further amended complaint which they served on the Company. The timing of discovery, motions practice, and other court proceedings has not yet been determined.

Note 11.  Litigation Settlements

Antitrust Settlements

Numerous lawsuits have been filed against certain brand pharmaceutical manufacturers alleging that the manufacturer, by itself or in concert with others, took improper actions to delay or prevent generic drugs from entering the market. These lawsuits are generally brought as class actions. The Company is not typically named as a plaintiff in these lawsuits, but has been a member of the direct purchasers' class (i.e., those purchasers who purchase directly from these pharmaceutical manufacturers). None of the lawsuits have gone to trial, but some have settled in the past with the Company receiving proceeds from the settlement funds. The Company recognized gains of $0.1 million and $8.5 million during the three and six months ended March 31, 2020, respectively, related to these lawsuits. The Company recognized gains of $52.0 million and $139.3 million during the three and six months ended March 31, 2019, respectively, related to these lawsuits. These gains, which are net of attorney fees and estimated payments due to other parties, were recorded as reductions to cost of goods sold in the Company’s Consolidated Statements of Operations.

Note 12.  Fair Value of Financial Instruments

The recorded amounts of the Company's cash and cash equivalents, accounts receivable, and accounts payable as of March 31, 2020 and September 30, 2019 approximate fair value based upon the relatively short-term nature of these financial instruments. Within Cash and Cash Equivalents, the Company had $2,174.0 million of investments in money market accounts as of March 31, 2020 and had $1,552.0 million of investments in money market accounts as of September 30, 2019. The fair value of the money market accounts was determined based upon unadjusted quoted prices in active markets for identical assets, otherwise known as Level 1 inputs.

The recorded amount of long-term debt (see Note 6) and the corresponding fair value as of March 31, 2020 were $3,622.4 million and $3,667.6 million, respectively. The recorded amount of long-term debt and the corresponding fair value as of September 30, 2019 were $4,033.9 million and $4,158.4 million, respectively. The fair value of long-term debt was determined based upon inputs other than quoted prices, otherwise known as Level 2 inputs.

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

The following illustrates reportable and operating segment disaggregated revenue as required by Accounting Standards Codification 606 for the periods indicated:

	Three months ended March 31,		Six months ended March 31,
(in thousands)	2020	2019	2020	2019
Pharmaceutical Distribution Services	$45,562,670	$41,676,164	$91,599,498	$85,420,545
Other:
MWI Animal Health	1,043,016	947,293	2,071,334	1,901,877
Global Commercialization Services	833,577	718,136	1,652,243	1,434,490
Total Other	1,876,593	1,665,429	3,723,577	3,336,367
Intersegment eliminations	(21,624)	(21,991)	(40,694)	(44,858)
Revenue	$47,417,639	$43,319,602	$95,282,381	$88,712,054

Intersegment eliminations primarily represent the elimination of certain Pharmaceutical Distribution Services reportable segment sales to MWI.

The following illustrates reportable segment operating income for the periods indicated:

	Three months ended March 31,		Six months ended March 31,
(in thousands)	2020	2019	2020	2019
Pharmaceutical Distribution Services	$563,097	$517,034	$954,791	$890,241
Other	108,260	99,879	212,739	198,813
Intersegment eliminations	328	(249)	(579)	(556)
Total segment operating income	$671,685	$616,664	$1,166,951	$1,088,498

The following reconciles total segment operating income to income before income taxes for the periods indicated:

	Three months ended March 31,		Six months ended March 31,
(in thousands)	2020	2019	2020	2019
Total segment operating income	$671,685	$616,664	$1,166,951	$1,088,498
Gain from antitrust litigation settlements	54	51,976	8,546	139,255
LIFO (expense) credit	(23,853)	66,805	(37,134)	69,834
PharMEDium remediation costs	—	(15,897)	(16,165)	(36,392)
PharMEDium shutdown costs	(32,470)	—	(32,470)	—
New York State Opioid Stewardship Act	—	—	—	22,000
Contingent consideration adjustment	12,153	—	12,153	—
Acquisition-related intangibles amortization	(26,670)	(46,594)	(60,236)	(91,746)
Employee severance, litigation, and other	(67,732)	(55,389)	(107,041)	(96,061)
Impairment of PharMEDium assets	(223,652)	(570,000)	(361,652)	(570,000)
Operating income	309,515	47,565	572,952	525,388
Other (income) loss	(1,109)	(14,494)	1,733	(11,397)
Interest expense, net	34,421	43,275	65,428	85,445
Income before income taxes	$276,203	$18,784	$505,791	$451,340

Segment operating income is evaluated by the chief operating decision maker ("CODM") of the Company before gain from antitrust litigation settlements; LIFO (expense) credit; PharMEDium remediation costs; PharMEDium shutdown costs; New York State Opioid Stewardship Act; contingent consideration adjustment; acquisition-related intangibles amortization; employee severance, litigation, and other; and impairment of PharMEDium assets. Segment measures were adjusted in fiscal 2020 to exclude PharMEDium shutdown costs and the contingent consideration adjustment as the CODM excludes all such items in the measurement of segment performance. All corporate office expenses are allocated to the operating segment level.

The Company incurred remediation costs in connection with the suspended production activities at PharMEDium (see Note 5). These remediation costs are primarily classified in Cost of Goods Sold in the Consolidated Statements of Operations. The Company incurred costs in connection with exiting the PharMEDium compounding business (see Note 5). These shutdown costs are primarily classified in Distribution, Selling, and Administrative expenses in the Consolidated Statements of Operations.

One of the Company's non-wholly-owned subsidiaries, Profarma, which the Company consolidates based on certain governance rights (see Note 3), adjusted its previous estimate of contingent consideration related to the purchase price of one of its prior business acquisitions.

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

Recent Development

In March 2020, the World Health Organization ("WHO") declared a global pandemic attributable to the outbreak and continued spread of COVID-19. In connection with the mitigation and containment procedures recommended by the WHO and imposed by federal, state, and local governmental authorities, we implemented measures designed to keep our employees safe and address business continuity issues at our distribution centers and other locations. We continue to evaluate and plan for the potential effects of a prolonged disruption and the related impacts on our revenue, results of operations, and cash flows (refer to our COVID-19 risk factor in Item 1A. Risk Factors on page 37). In the fiscal quarter ended March 31, 2020, we experienced increased demand for pharmaceuticals as many of our customers increased their purchases due to the onset of COVID-19, which resulted in higher revenue and gross profit. We also incurred operating expenses directly attributable to the onset of COVID-19, and therefore, the impact to our operating income was not significant. As a result, while the impact of COVID-19 on us is evolving rapidly and its impacts are difficult to assess or predict, we expect our third quarter revenue to be proportionately lower as the increased second quarter revenue partially reflected purchases that would have otherwise been made after March 31, 2020.

Executive Summary

This executive summary provides highlights from the results of operations that follow:

•	Revenue increased 9.5% and 7.4% from the prior year quarter and six-month period, respectively, primarily due to the revenue growth of our Pharmaceutical Distribution Services segment;

•
Total gross profit in the current year quarter decreased by 2.6% from the prior year quarter and decreased 3.8% from the prior year six-month period and was unfavorably impacted by last-in, first-out ("LIFO") expense in comparison to a LIFO credit in the prior year periods and significantly lower gains from antitrust litigation settlements, offset in part by increases in gross profit in Pharmaceutical Distribution Services and Other and lower PharMEDium remediation costs. The six-month period was also unfavorably impacted by the prior year reversal of a previously-estimated assessment related to the New York State Opioid Stewardship Act. Pharmaceutical Distributions Services' gross profit increased 6.6% from the prior year quarter and 4.2% from the prior year six-month period primarily due to the increase in revenue largely due to strong specialty product sales. Gross profit in Other increased 10.1% from the prior year quarter primarily due to growth at MWI and World Courier and 9.1% from the prior year six-month period primarily due to growth at MWI, World Courier, and the Lash consulting group within ABCS;

•
Distribution, selling, and administrative expenses increased 10.4% compared to the prior year quarter and 7.4% compared to the prior year six-month period primarily due to an increase in costs to support revenue growth in Other primarily due to an increase in freight and warehousing costs and an increase in bad debt expense due to our current assessment of the collectibility of trade receivables as a result of the COVID-19 pandemic;

•
Operating income increased by $262.0 million from the prior year quarter and increased by $47.6 million from the prior year six-month period primarily due to impairments of PharMEDium's assets of $223.7 million and $361.7 million in the three and six months ended March 31, 2020 (see Note 5 of the Notes to Consolidated Financial Statements) compared to the $570.0 million impairment of PharMEDium's assets in the three and six months ended March 31, 2019, the decline in total gross profit and the increase in distribution, selling, and administrative expenses, as noted above;

•
Our effective tax rates were (251.6)% and (128.9)% for the three and six months ended March 31, 2020, respectively. Our effective tax rates were (49.5)% and 7.0% for the three and six months ended March 31, 2019, respectively. The effective tax rates in the three and six months ended March 31, 2020 were lower than the U.S. statutory rate due to the tax benefits associated with our decision to permanently exit the PharMEDium compounding business, the Coronavirus Aid, Relief, and Economic Security ("CARES") Act, and other discrete items (see Note 4 of the Notes to Consolidated Financial Statements) and due to a higher mix of foreign earnings at lower tax rates in Switzerland and Ireland since U.S. earnings were lower principally due to the impairment of PharMEDium's assets (see Note 5 of the Notes to Consolidated Financial Statements) in the three and six months ended March 31, 2020. The effective tax rates in the three and six months ended March 31, 2019 were lower than the U.S. statutory rate due to a higher mix of foreign earnings at lower tax rates in Switzerland and Ireland since U.S. earnings were lower principally due to the $570.0 million impairment of PharMEDium's assets. The effective tax rate in the six months ended March 31, 2019 also benefited from a $37.0 million decrease to our finalization of the estimated transition tax liability related to the Tax Cuts and Jobs Act of 2017 (the "2017 Tax Act"); and

•
Net income attributable to AmerisourceBergen and diluted earnings per share were significantly higher in the current year quarter and six months ended March 31, 2020 primarily due to the discrete income tax benefits recognized in the current year periods.

Results of Operations

Revenue

	Three months ended March 31,			Six months ended March 31,
(dollars in thousands)	2020	2019	Change	2020	2019	Change
Pharmaceutical Distribution Services	$45,562,670	$41,676,164	9.3%	$91,599,498	$85,420,545	7.2%
Other:
MWI Animal Health	1,043,016	947,293	10.1%	2,071,334	1,901,877	8.9%
Global Commercialization Services	833,577	718,136	16.1%	1,652,243	1,434,490	15.2%
Total Other	1,876,593	1,665,429	12.7%	3,723,577	3,336,367	11.6%
Intersegment eliminations	(21,624)	(21,991)		(40,694)	(44,858)
Revenue	$47,417,639	$43,319,602	9.5%	$95,282,381	$88,712,054	7.4%

We expect our revenue growth percentage to be in the low to mid-single digits in fiscal 2020. Our future revenue growth will continue to be affected by various factors, such as industry growth trends, including drug utilization, the introduction of new, innovative brand therapies (including biosimilars), the likely increase in the number of generic drugs that will be available over the next few years as a result of the expiration of certain drug patents held by brand-name pharmaceutical manufacturers and the rate of conversion from brand products to those generic drugs, price inflation and price deflation, general economic conditions in the United States, competition within the industry, customer consolidation, changes in pharmaceutical manufacturer pricing and distribution policies and practices, increased downward pressure on government and other third-party reimbursement rates to our customers, changes in government rules and regulations, and the impact of the COVID-19 pandemic (refer to our COVID-19 risk factor in Item 1A. Risk Factors on page 37).

Revenue increased by 9.5% and 7.4% from the prior year quarter and six-month period, respectively, primarily due to the revenue growth in our Pharmaceutical Distribution Services segment.

The Pharmaceutical Distribution Services segment's revenue grew by 9.3%, or $3.9 billion, and 7.2%, or $6.2 billion, from the prior year quarter and six-month period, respectively, primarily due to the organic growth of some of its largest customers (sales to our largest customer, Walgreens, increased $1.7 billion and $2.0 billion from the prior year quarter and six-month period, respectively) increased specialty pharmaceutical product sales (which generally have higher selling prices), and overall market growth principally driven by unit volume growth and, to a lesser extent, inflationary increases in brand drugs.

Revenue in Other increased 12.7% and 11.6% from the prior year quarter and six-month period, respectively. The increase was due to growth at all three operating segments: MWI, ABCS, and World Courier.

In the fiscal quarter ended March 31, 2020, we experienced increased demand for pharmaceuticals as many of our customers increased their purchases due to the onset of COVID-19, which resulted in higher revenue and gross profit. We also incurred operating expenses directly attributable to the onset of COVID-19, and therefore, the impact to our operating income was not significant. As a result, while the impact of COVID-19 on us is evolving rapidly and its impacts are difficult to assess or predict, we expect our third quarter revenue to be proportionately lower as the increased second quarter revenue partially reflected purchases that would have otherwise been made after March 31, 2020.

A number of our contracts with customers, including group purchasing organizations, are typically subject to expiration each year. We may lose a significant customer if an existing contract with such customer expires without being extended, renewed, or replaced. During the six months ended March 31, 2020, no significant contracts expired. Over the next twelve months, there are no significant contracts scheduled to expire. Additionally, from time to time, significant contracts may be terminated in accordance with their terms or extended, renewed, or replaced prior to their expiration dates. If those contracts are extended, renewed, or replaced at less favorable terms, they may also negatively impact our revenue, results of operations, and cash flows.

Gross Profit

	Three months ended March 31,			Six months ended March 31,
(dollars in thousands)	2020	2019	Change	2020	2019	Change
Pharmaceutical Distribution Services	$1,057,139	$992,101	6.6%	$1,950,052	$1,870,565	4.2%
Other	359,428	326,457	10.1%	710,560	651,483	9.1%
Intersegment eliminations	328	(249)		(579)	(556)
Gain from antitrust litigation settlements	54	51,976		8,546	139,255
LIFO (expense) credit	(23,853)	66,805		(37,134)	69,834
PharMEDium remediation costs	—	(12,334)		(7,135)	(30,245)
PharMEDium shutdown costs	(4,989)	—		(4,989)	—
New York State Opioid Stewardship Act	—	—		—	22,000
Gross profit	$1,388,107	$1,424,756	(2.6)%	$2,619,321	$2,722,336	(3.8)%

Gross profit decreased 2.6%, or $36.6 million, from the prior year quarter and 3.8%, or $103.0 million from the prior year six-month period and was unfavorably impacted by LIFO expense in comparison to a LIFO credit in the prior year periods and significantly lower gains from antitrust litigation settlements, offset in part by increases in gross profit in Pharmaceutical Distribution Services and Other and lower PharMEDium remediation costs. The six-month period was also unfavorably impacted by the prior year reversal of a previously-estimated assessment related to the New York State Opioid Stewardship Act.

Pharmaceutical Distribution Services' gross profit increased 6.6%, or $65.0 million, from the prior year quarter and 4.2%, or $79.5 million, from the prior year six-month period due to the increase in revenue largely due to strong specialty product sales. As a percentage of revenue, Pharmaceutical Distribution Services' gross profit margins of 2.32% and 2.13% in the current year quarter and six-month period, respectively, decreased 6 basis points from the prior year periods. The decreases in gross profit margin from the prior year periods was primarily due to increased sales to our larger customers, which typically have lower gross profit margins.

Gross profit in Other increased 10.1%, or $33.0 million, from the prior year quarter primarily due to growth at MWI and World Courier. Gross profit in Other increased 9.1%, or $59.1 million, from the prior year six-month period primarily due to growth at MWI, World Courier, and the Lash consulting group within ABCS. As a percentage of revenue, gross profit margin in Other of 19.15% in the three months ended March 31, 2020 decreased from 19.60% in the prior year quarter. As a percentage of revenue, gross profit margin in Other of 19.08% in the six months ended March 31, 2020 decreased from 19.53% in the prior year six-month period.

We recognized gains from antitrust litigation settlements with pharmaceutical manufacturers of $0.1 million and $52.0 million during the three months ended March 31, 2020 and 2019, respectively. We recognized gains from antitrust litigation settlements with pharmaceutical manufacturers of $8.5 million and $139.3 million during the six months ended March 31, 2020 and 2019, respectively. The gains were recorded as reductions to Cost of Goods Sold (see Note 11 of the Notes to Consolidated Financial Statements).

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

Operating Expenses

	Three months ended March 31,			Six months ended March 31,
(dollars in thousands)	2020	2019	Change	2020	2019	Change
Distribution, selling, and administrative	$693,413	$628,036	10.4%	$1,379,366	$1,284,621	7.4%
Depreciation and amortization	93,795	123,766	(24.2)%	198,310	246,266	(19.5)%
Employee severance, litigation, and other	67,732	55,389		107,041	96,061
Impairment of PharMEDium assets	223,652	570,000		361,652	570,000
Total operating expenses	$1,078,592	$1,377,191	(21.7)%	$2,046,369	$2,196,948	(6.9)%

Distribution, selling, and administrative expenses increased 10.4%, or $65.4 million, compared to the prior year quarter and 7.4%, or $94.7 million, compared to the prior year six-month period primarily due to an increase in costs to support revenue growth in Other primarily due to an increase in freight and warehousing costs, an increase in bad debt expense due to our current assessment of the collectibility of trade receivables as a result of the COVID-19 pandemic, and costs incurred in connection with permanently exiting the PharMEDium compounding business, such as contract termination fees, offset in part by operational synergies realized from the integration of H.D. Smith within Pharmaceutical Distribution Services. As a percentage of revenue, distribution, selling, and administrative expenses were 1.46% and 1.45% in the current year quarter and six-month period, respectively, a 1 basis point increase compared to the prior year quarter and flat compared to the prior year six-month period.

Depreciation expense decreased 7.2% and 7.7% from the prior year quarter and six-month period, respectively, primarily due to the reduction of H.D. Smith depreciable assets in connection with the integration of its operations. Amortization expense decreased 50.6% and 38.1% from the prior year quarter and six-month period, respectively, primarily due to the fiscal 2020 and 2019 impairments of PharMEDium intangible assets.

Employee severance, litigation, and other in the three months ended March 31, 2020 included $30.8 million of litigation costs that related to legal fees in connection with opioid lawsuits and investigations, $25.0 million of severance costs primarily related to position eliminations resulting from our decision to permanently exit the PharMEDium compounding business, $9.0 million related to our business transformation efforts, $2.5 million of other restructuring initiatives, and $0.3 million of acquisition-related deal and integration costs. Employee severance, litigation, and other in the three months ended March 31, 2019 included $14.0 million of severance costs primarily related to PharMEDium restructuring activities, position eliminations resulting from our business transformation efforts and the integration of H.D. Smith, and restructuring activities related to our consulting business, $13.8 million of litigation costs that related to legal fees in connection with opioid lawsuits and investigations, $11.5 million of acquisition-related deal and integration costs (primarily related to the integration of H.D. Smith), $9.9 million related to our business transformation efforts, and $6.2 million of other restructuring initiatives.

Employee severance, litigation, and other in the six months ended March 31, 2020 included $55.5 million of litigation costs that related to legal fees in connection with opioid lawsuits and investigations, $25.8 million of severance costs primarily related to position eliminations resulting from our decision to permanently exit the PharMEDium compounding business, $17.5 million related to our business transformation efforts, $7.4 million of other restructuring initiatives, and $0.8 million of acquisition-related deal and integration costs. Employee severance, litigation, and other in the six month period ended March 31, 2019 included $28.4 million of litigation costs that related to legal fees in connection with opioid lawsuits and investigations, $22.0 million of acquisition-related deal and integration costs (primarily related to the integration of H.D. Smith), $18.8 million of severance costs primarily related to PharMEDium restructuring activities, position eliminations resulting from our business transformation efforts and restructuring activities related to our consulting business and the integration of H.D. Smith, $16.9 million related to our business transformation efforts, and $10.0 million of other restructuring initiatives.

We recorded impairments of PharMEDium's assets of $223.7 million and $361.7 million in the three and six months ended March 31, 2020, respectively (see Note 5 of the Notes to Consolidated Financial Statements). We recorded an impairment of PharMEDium's assets of $570.0 million in the three and six months ended March 31, 2019.

Operating Income

	Three months ended March 31,			Six months ended March 31,
(dollars in thousands)	2020	2019	Change	2020	2019	Change
Pharmaceutical Distribution Services	$563,097	$517,034	8.9%	$954,791	$890,241	7.3%
Other	108,260	99,879	8.4%	212,739	198,813	7.0%
Intersegment eliminations	328	(249)		(579)	(556)
Total segment operating income	671,685	616,664	8.9%	1,166,951	1,088,498	7.2%

Gain from antitrust litigation settlements	54	51,976		8,546	139,255
LIFO (expense) credit	(23,853)	66,805		(37,134)	69,834
PharMEDium remediation costs	—	(15,897)		(16,165)	(36,392)
PharMEDium shutdown costs	(32,470)	—		(32,470)	—
New York State Opioid Stewardship Act	—	—		—	22,000
Contingent consideration adjustment	12,153	—		12,153	—
Acquisition-related intangibles amortization	(26,670)	(46,594)		(60,236)	(91,746)
Employee severance, litigation, and other	(67,732)	(55,389)		(107,041)	(96,061)
Impairment of PharMEDium assets	(223,652)	(570,000)		(361,652)	(570,000)
Operating income	$309,515	$47,565	550.7%	$572,952	$525,388	9.1%

Segment operating income is evaluated before gain from antitrust litigation settlements; LIFO (expense) credit; PharMEDium remediation costs; PharMEDium shutdown costs; New York State Opioid Stewardship Act; contingent consideration adjustment; acquisition-related intangibles amortization; employee severance, litigation, and other; and impairment of PharMEDium assets.

Pharmaceutical Distribution Services' operating income increased 8.9%, or $46.1 million, from the prior year quarter and 7.3%, or $64.6 million, from the prior year six-month period primarily due to the increases in gross profit, offset in part by increases in operating expenses. As a percentage of revenue, Pharmaceutical Distribution Services' operating income margins were 1.24% and 1.04% in the quarter and six-month period ended March 31, 2020, respectively, and were flat compared to the prior year periods.

Operating income in Other increased 8.4%, or $8.4 million, from the prior year quarter and 7.0%, or $13.9 million, from the period year six-month period primarily due to the increases in gross profit, offset in part by increases in operating expenses.

Interest expense, net and the respective weighted average interest rates in the quarter ended March 31, 2020 and 2019 were as follows:

	2020		2019
(dollars in thousands)	Amount	Weighted Average Interest Rate	Amount	Weighted Average Interest Rate
Interest expense	$41,982	3.57%	$49,882	3.76%
Interest income	(7,561)	1.06%	(6,607)	1.86%
Interest expense, net	$34,421		$43,275

Interest expense, net and the respective weighted average interest rates in the six months ended March 31, 2020 and 2019 were as follows:

	2020		2019
(dollars in thousands)	Amount	Weighted Average Interest Rate	Amount	Weighted Average Interest Rate
Interest expense	$83,584	3.58%	$99,118	3.75%
Interest income	(18,156)	1.23%	(13,673)	1.81%
Interest expense, net	$65,428		$85,445

Interest expense, net decreased 20.5%, or $8.9 million, from the prior year quarter, and 23.4%, or $20.0 million, from the prior year six-month period due to a decrease in interest expense primarily due to the adoption of the new lease accounting standard (see Note 1 of the Notes to Consolidated Financial Statements) as of October 1, 2019, which resulted in the derecognition of financing obligations related to lease construction assets. Prior to October 1, 2019, we recognized interest expense associated with these financing obligations. Upon adoption of the new lease standard, we began recognizing rent expense related to these leases in Distribution, Selling, and Administrative expenses in our Consolidated Statements of Operations. Interest expense, net also decreased due to the increase in interest income due to a $1.4 billion increase in our average invested cash balances compared to the prior year quarter and six-month period, offset in part by a decline in investment interest rates. In response to the COVID-19 pandemic's impact on the U.S. economy, the federal government lowered Treasury interest rates. If rates remain at their current levels, we would expect our interest income to decrease in the future.

Our effective tax rates were (251.6)% and (128.9)% for the three and six months ended March 31, 2020, respectively. Our effective tax rates were (49.5)% and 7.0% for the three and six months ended March 31, 2019, respectively. The effective tax rates in the three and six months ended March 31, 2020 were lower than the U.S. statutory rate due to the tax benefits associated with our decision to permanently exit the PharMEDium compounding business, the CARES Act, and other discrete items (see Note 4 of the Notes to Consolidated Financial Statements) and due to a higher mix of foreign earnings at lower tax rates in Switzerland and Ireland since U.S. earnings were lower principally due to the impairment of PharMEDium's assets (see Note 5 of the Notes to Consolidated Financial Statements) in the three and six months ended March 31, 2020. The effective tax rates in the three and six months ended March 31, 2019 were lower than the U.S. statutory rate due to a higher mix of foreign earnings at lower tax rates in Switzerland and Ireland since U.S. earnings were lower principally due to the $570.0 million impairment of PharMEDium's assets. The effective tax rate in the six months ended March 31, 2019 also benefited from a $37.0 million decrease to our finalization of the estimated transition tax liability related to the 2017 Tax Act.

Net income attributable to AmerisourceBergen and diluted earnings per share were significantly higher in the current year quarter and six months ended March 31, 2020 primarily due to the discrete income tax benefits recognized in the current year periods.

Liquidity and Capital Resources

The following table illustrates our debt structure as of March 31, 2020, including availability under the multi-currency revolving credit facility, the receivables securitization facility, the revolving credit note, and the overdraft facility:

(in thousands)	Outstanding Balance	Additional Availability
Fixed-Rate Debt:
$500,000, 3.50% senior notes due 2021	$499,165	$—
$500,000, 3.40% senior notes due 2024	497,988	—
$500,000, 3.25% senior notes due 2025	496,650	—
$750,000, 3.45% senior notes due 2027	743,520	—
$500,000, 4.25% senior notes due 2045	494,622	—
$500,000, 4.30% senior notes due 2047	492,622	—
Nonrecourse debt	69,197	—
Total fixed-rate debt	3,293,764	—

Variable-Rate Debt:
Revolving credit note	—	75,000
Term loan due 2020	399,873	—
Overdraft facility due 2021 (£30,000)	32,438	4,801
Receivables securitization facility due 2022	350,000	1,100,000
Multi-currency revolving credit facility due 2024	—	1,400,000
Nonrecourse debt	69,119	—
Total variable-rate debt	851,430	2,579,801
Total debt	$4,145,194	$2,579,801

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

As of March 31, 2020 and September 30, 2019, our cash and cash equivalents held by foreign subsidiaries were $434.5 million and $826.8 million, respectively, and are generally based in U.S. dollar denominated holdings. We have the ability to repatriate the majority of our cash and cash equivalents held by our foreign subsidiaries without incurring additional taxes upon repatriation.

We have increased seasonal needs related to our inventory build during the December and March quarters that, depending on our cash balance, may require the use of our credit facilities to fund short-term capital needs. Our cash balance in the six months ended March 31, 2020 and 2019 were supplemented by intra-period credit facility borrowings to cover short-term working capital needs. The largest amount of intra-period borrowings under our revolving and securitization credit facilities that was outstanding at any one time during the six months ended March 31, 2020 and 2019 was $39.6 million and $240.6 million, respectively. We had $54.7 million and $526.4 million of cumulative intra-period borrowings that were repaid under our credit facilities during the six months ended March 31, 2020 and 2019, respectively.

We have a $1.4 billion multi-currency senior unsecured revolving credit facility ("Multi-Currency Revolving Credit Facility"), which is scheduled to expire in September 2024, with a syndicate of lenders. Interest on borrowings under the Multi-Currency Revolving Credit Facility accrues at specified rates based on our debt rating and ranges from 70 basis points to 112.5 basis points over CDOR/LIBOR/EURIBOR/Bankers Acceptance Stamping Fee, as applicable (91 basis points over CDOR/LIBOR/EURIBOR/Bankers Acceptance Stamping Fee as of March 31, 2020) and from 0 basis points to 12.5 basis points over the alternate base rate and Canadian prime rate, as applicable. We pay facility fees to maintain the availability under the Multi-Currency Revolving Credit Facility at specified rates based on our debt rating, ranging from 5 basis points to 12.5 basis points, annually, of the total commitment (9 basis points as of March 31, 2020). We may choose to repay or reduce our commitments under the Multi-Currency Revolving Credit Facility at any time. The Multi-Currency Revolving Credit Facility contains covenants, including compliance with a financial leverage ratio test, as well as others that impose limitations on, among other things, indebtedness of subsidiaries and asset sales, with which we were compliant as of March 31, 2020.

We have a commercial paper program whereby we may from time to time issue short-term promissory notes in an aggregate amount of up to $1.4 billion at any one time. Amounts available under the program may be borrowed, repaid, and re-borrowed from time to time. The maturities on the notes will vary, but may not exceed 365 days from the date of issuance. The notes will bear interest, if interest bearing, or will be sold at a discount from their face amounts. The commercial paper program does not increase our borrowing capacity as it is fully backed by our Multi-Currency Revolving Credit Facility. There were no borrowings outstanding under our commercial paper program as of March 31, 2020.

We have a $1,450 million receivables securitization facility ("Receivables Securitization Facility"), which is scheduled to expire in September 2022. We have available to us an accordion feature whereby the commitment on the Receivables Securitization Facility may be increased by up to $250 million, subject to lender approval, for seasonal needs during the December and March quarters. Interest rates are based on prevailing market rates for short-term commercial paper or LIBOR plus a program fee. We pay a customary unused fee at prevailing market rates, annually, to maintain the availability under the Receivables Securitization Facility. The Receivables Securitization Facility contains similar covenants to the Multi-Currency Revolving Credit Facility, with which we were compliant as of March 31, 2020.

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

In October 2018, our board of directors authorized a share repurchase program allowing us to purchase up to $1.0 billion of outstanding shares of our common stock, subject to market conditions. During the six months ended March 31, 2020, we purchased $392.3 million of our common stock, which excluded $14.8 million of September 2019 purchases that cash settled in October 2019. As of March 31, 2020, we had $68.8 million of availability remaining under this program.

In May 2020, our board of directors authorized a new share repurchase program allowing us to purchase up to $500 million of our outstanding shares of common stock, subject to market conditions.

We have market risk exposure to interest rate fluctuations relating to our debt. We manage interest rate risk by using a combination of fixed-rate and variable-rate debt. The amount of variable-rate debt fluctuates during the year based on our working capital requirements. We had $851.4 million of variable-rate debt outstanding as of March 31, 2020. We periodically evaluate financial instruments to manage our exposure to fixed and variable interest rates. However, there are no assurances that such instruments will be available in the combinations we want and/or on terms acceptable to us. There were no such financial instruments in effect as of March 31, 2020.

We also have market risk exposure to interest rate fluctuations relating to our cash and cash equivalents. We had $3,691.9 million in cash and cash equivalents as of March 31, 2020. The unfavorable impact of a hypothetical decrease in interest rates on cash and cash equivalents would be partially offset by the favorable impact of such a decrease on variable-rate debt. For every $100 million of cash invested that is in excess of variable-rate debt, a 10-basis point decrease in interest rates would increase our annual net interest expense by $0.1 million.

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

The following is a summary of our contractual obligations for future principal and interest payments on our debt, minimum rental payments on our noncancellable operating leases, and minimum payments on our other commitments as of March 31, 2020:

Payments Due by Period (in thousands)	Debt, Including Interest Payments	Operating Leases	Other Commitments	Total
Within 1 year	$672,106	$114,388	$102,559	$889,053
1-3 years	1,134,280	218,144	63,099	1,415,523
4-5 years	1,201,038	183,033	83,485	1,467,556
After 5 years	2,747,125	419,925	58,283	3,225,333
Total	$5,754,549	$935,490	$307,426	$6,997,465

The 2017 Tax Act requires a one-time transition tax to be recognized on historical foreign earnings and profits. We expect to pay $182.6 million, net of overpayments and tax credits, related to the transition tax as of March 31, 2020, which is payable in installments over a six-year period commencing in January 2021. The transition tax commitment is included in "Other Commitments" in the above table.

Our liability for uncertain tax positions was $121.5 million (including interest and penalties) as of March 31, 2020. This liability represents an estimate of tax positions that we have taken in our tax returns which may ultimately not be sustained upon examination by taxing authorities. Since the amount and timing of any future cash settlements cannot be predicted with reasonable certainty, the estimated liability has been excluded from the above contractual obligations table.

During the six months ended March 31, 2020, our operating activities provided cash of $995.7 million in comparison to $1,103.3 million in the prior year period. Cash provided by operations during the six months ended March 31, 2020 was principally the result of an increase in accounts payable of $2,395.8 million, net income of $1,157.7 million, and non-cash items of $644.0 million, offset in part by increases in accounts receivable of $2,052.2 million and income taxes receivable of $693.6 million. The increase in accounts payable was primarily driven by the timing of scheduled payments to suppliers. The non-cash items were comprised primarily of a $361.7 million impairment of PharMEDium's assets (see Note 5 of the Notes to Consolidated Financial Statements), $143.6 million of depreciation expense, and $66.6 million of amortization expense. The increase in accounts receivable was the result of our revenue growth and the timing of payments from our customers. The increase in income taxes receivable was the result of a benefit recorded in connection with certain discrete items (see Note 4 of the Notes to Consolidated Financial Statements).

During the six months ended March 31, 2019, our operating activities provided $1,103.3 million of cash. Cash provided by operations during the six months ended March 31, 2019 was principally the result of an increase in accounts payable of $1,350.7 million, non-cash items of $820.4 million, and net income of $419.8 million, offset in part by increases in accounts receivable of $880.8 million and inventories of $420.2 million. The increase in accounts payable was primarily driven by the increase in inventories and the timing of scheduled payments to suppliers. The non-cash items were comprised primarily of a $570.0 million impairment of PharMEDium's assets, $171.8 million of depreciation expense, and $100.0 million of amortization expense. The increase in accounts receivable was the result of our revenue growth and the timing of payments from our customers. The increase in our inventories as of March 31, 2019 reflects the increase in business volume.

We use days sales outstanding, days inventory on hand, and days payable outstanding to evaluate our working capital performance. The below financial metrics are calculated based upon a quarterly average and can be impacted by the timing of cash receipts and disbursements, which can vary significantly depending upon the day of the week on which the month ends.

	Three months ended March 31,		Six months ended March 31,
	2020	2019	2020	2019
Days sales outstanding	24.9	25.8	24.6	25.2
Days inventory on hand	28.4	29.9	28.2	28.9
Days payable outstanding	58.5	59.3	57.5	58.2

Our cash flows from operating activities can vary significantly from period to period based upon fluctuations in our period-end working capital account balances. Additionally, any changes to payment terms with a significant customer or manufacturer supplier could have a material impact to our cash flows from operations. Operating cash flows during the six months ended March 31, 2020 included $76.2 million of interest payments and $101.9 million of income tax payments, net of refunds.

Operating cash flows during the six months ended March 31, 2019 included $84.6 million of interest payments and $69.7 million of income tax payments, net of refunds.

Capital expenditures for the six months ended March 31, 2020 and 2019 were $144.4 million and $161.5 million, respectively. Significant capital expenditures in the six months ended March 31, 2020 and 2019 included costs associated with various technology initiatives, including costs related to enhancing and upgrading our primary information technology operating systems. We currently expect to invest approximately $400 million for capital expenditures during fiscal 2020.

Net cash used in financing activities in the six months ended March 31, 2020 principally resulted from $407.2 million in purchases of our common stock and $170.5 million in cash dividends paid on our common stock. Net cash used in financing activities in the six months ended March 31, 2019 principally resulted from $348.0 million in purchases of our common stock and $170.4 million in cash dividends paid on our common stock.

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

Cautionary Note Regarding Forward-Looking Statements

Certain of the statements contained in this Management's Discussion and Analysis of Financial Condition and Results of Operations and elsewhere in this report are "forward-looking statements" within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. Words such as "expect," "likely," "outlook," "forecast," "would," "could," "should," "can," "project," "intend," "plan," "continue," "sustain," "synergy," "on track," "believe," "seek," "estimate," "anticipate," "may," "possible," "assume," variations of such words, and similar expressions are intended to identify such forward-looking statements. These statements are based on management's current expectations and are subject to uncertainty and changes in circumstances and speak only as of the date hereof. These statements are not guarantees of future performance and are based on assumptions and estimates that could prove incorrect or could cause actual results to vary materially from those indicated. Among the factors that could cause actual results to differ materially from those projected, anticipated, or implied are the following: unfavorable trends in brand and generic pharmaceutical pricing, including in rate or frequency of price inflation or deflation; competition and industry consolidation of both customers and suppliers resulting in increasing pressure to reduce prices for our products and services; changes in the United States healthcare and regulatory environment, including changes that could impact prescription drug reimbursement under Medicare and Medicaid; increasing governmental regulations regarding the pharmaceutical supply channel and pharmaceutical compounding; declining reimbursement rates for pharmaceuticals; continued federal and state government enforcement initiatives to detect and prevent suspicious orders of controlled substances and the diversion of controlled substances; continued prosecution or suit by federal, state and other governmental entities of alleged violations of laws and regulations regarding controlled substances, including due to failure to achieve a global resolution of the multi-district opioid litigation and other related state court litigation, and any related disputes, including shareholder derivative lawsuits; increased federal scrutiny and litigation, including qui tam litigation, for alleged violations of laws and regulations governing the marketing, sale, purchase and/or dispensing of pharmaceutical products or services, and associated reserves and costs; failure to comply with the Corporate Integrity Agreement; material adverse resolution of pending legal proceedings; the retention of key customer or supplier relationships under less favorable economics or the adverse resolution of any contract or other dispute with customers or suppliers; changes to customer or supplier payment terms, including as a result of the COVID-19 impact on such payment terms; risks associated with the strategic, long-term relationship between Walgreens Boots Alliance, Inc. and the Company, including principally with respect to the pharmaceutical distribution agreement and/or the global generic purchasing services arrangement; changes in tax laws or legislative initiatives that could adversely affect the Company's tax positions and/or the Company's tax liabilities or adverse resolution of challenges to the Company's tax positions; regulatory or enforcement action in connection with our former compounded sterile preparations (CSP) business or the related consent decree; managing foreign expansion, including non-compliance with the U.S. Foreign Corrupt Practices Act, anti-bribery laws, economic sanctions and import laws and regulations; financial market volatility and disruption; the loss, bankruptcy or insolvency of a major supplier, including as a result of COVID-19; substantial defaults in payment, material reduction in purchases by or the loss, bankruptcy or insolvency of a major customer, including as a result of COVID-19; financial and other impacts of COVID-19 on our operations or business continuity; changes to the customer or supplier mix; malfunction, failure or breach of sophisticated information systems to operate as designed; risks generally associated with data privacy regulation and the international transfer of personal data; natural disasters or other unexpected events that affect the Company’s operations; the impairment of goodwill or other intangible assets (including any additional impairments with respect to foreign operations), resulting in a charge to earnings; the acquisition of businesses that do not perform as expected, or that are difficult to integrate or control, or the inability to capture all of the anticipated synergies related thereto or to capture the anticipated synergies within the expected time period; the Company's ability to manage and complete divestitures; the disruption of the Company's cash flow and ability to return value to its stockholders in accordance with its past practices; interest rate and foreign currency exchange rate fluctuations; declining economic conditions in the United States and abroad; and other economic, business, competitive, legal, tax, regulatory and/or operational factors affecting the Company's business generally. Certain additional factors that management believes could cause actual outcomes and results to differ materially from those described in forward-looking statements are set forth (i) elsewhere in this report (including in Item 1A (Risk Factors)), (ii) in Item 1A (Risk Factors), in the Company’s Annual Report on Form 10-K for the fiscal year ended September 30, 2019 and elsewhere in that report and (iii) in other reports filed by the Company pursuant to the Securities Exchange Act. The Company undertakes no obligation to publicly update or revise any forward-looking statements, except as required by the federal securities laws.

ITEM 3.  Quantitative and Qualitative Disclosures About Market Risk

The Company’s most significant market risks are the effects of changing interest rates, foreign currency risk, and changes in the price and volatility of the Company’s common stock.  See the discussion under "Liquidity and Capital Resources" in Item 2 on page 31.

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

Changes in Internal Control over Financial Reporting

During the second quarter of fiscal 2020, there was no change in AmerisourceBergen Corporation’s internal control over financial reporting that materially affected, or is reasonably likely to materially affect, internal control over financial reporting.

PART II.  OTHER INFORMATION

ITEM 1.  Legal Proceedings

See Note 10 (Legal Matters and Contingencies) of the Notes to Consolidated Financial Statements set forth under Item 1 of Part I of this report for the Company’s current description of legal proceedings.

ITEM 1A.  Risk Factors

Except as supplemented by the additional risk factor disclosed below, our significant business risks are described in Item 1A to Form 10-K for the year ended September 30, 2019 to which reference is made herein.

We face risks related to health epidemics and pandemics, and the continued spread of COVID-19 is adversely affecting our business.

We face risks related to health epidemics and pandemics, including risks related to any responses thereto by the federal or state governments as well as customers and suppliers. The global coronavirus ("COVID-19") pandemic is adversely affecting, and is expected to continue to adversely affect, our operations, supply chains and distribution network, and we have experienced and expect to continue to experience unpredictable reductions in supply and demand for certain of our products and services. Further, it is possible that the manufacturers that produce the products that we distribute may experience delays or shutdowns due to COVID-19, such as from disruptions in their supply chains or in a suspension of production at their own facilities. Accordingly, we expect the continued spread of COVID-19 to adversely affect the supply of products and/or potentially disrupt our ability to deliver products to customers. Any extended disruption in our ability to service our customers could have a material adverse effect on our revenue, results of operations, and cash flows.

We also face risks related to our employees' health and the impact it may have on operations. Certain of our employees have contracted COVID-19 which resulted in our decision to temporarily close, and subsequently reopen, three of our distribution centers in accordance with our internal protocols. We have implemented measures designed to keep our employees safe and have protocols in place to address business continuity issues at our distribution centers and other locations, but a widespread or sustained outbreak of COVID-19 at one or more locations could disrupt our ability to service our customers.

Beginning in April 2020, COVID-19 has adversely impacted and may continue to adversely impact our revenue, results of operations, and cash flows. For instance, we have recently experienced lower revenues in certain of our specialty businesses due to lower patient volumes, which we believe is caused by delays in treatment. Further, demand for certain animal health products in our MWI business declined in the early weeks of the COVID-19 pandemic, and we believe that this trend may continue as customers reduce or postpone purchases viewed as discretionary. We also face risks related to a downturn in our customers' respective businesses, including the operations of our retail pharmacy and health systems customers. An economic slowdown or recession related to COVID-19 may affect our customers' ability to obtain credit to finance their business on acceptable terms, which could result in reduced spending on our products and services.

Certain enterprise-wide initiatives intended to improve our operational efficiency and financial performance, such as technology initiatives related to enhancing and upgrading our information technology systems, may take longer than originally expected to complete as we focus on COVID-19-related issues. Additionally, a large portion of our employees are working remotely. An extended period of remote work arrangements could strain our business continuity plans, introduce operational risk, including but not limited to cybersecurity risks, and impair our ability to manage our business.

The impacts of the continued spread of COVID-19 could also cause other unpredictable events, each of which could adversely affect our business, revenue, results of operations, cash flows or financial condition. For example, the continued spread of COVID-19 has led to disruption and volatility in the global capital markets, which could increase our cost of capital and adversely affect our ability to access the capital markets. A sustained or prolonged outbreak could exacerbate the adverse impact of such events, and the impact of COVID-19 may also exacerbate other risks discussed in Item 1A to our Form 10-K, any of which could have a material adverse effect on us.

ITEM 2.  Unregistered Sales of Equity Securities and Use of Proceeds

(c) Issuer Purchases of Equity Securities

The following table sets forth the number of shares purchased, the average price paid per share, the total number of shares purchased as part of publicly announced programs, and the approximate dollar value of shares that may yet be purchased under the programs during each month in the second quarter ended March 31, 2020. See Note 7. Stockholders' Equity and Earnings per Share contained in "Notes to Condensed Consolidated Financial Statements" in Part I, Item 1 of this Quarterly Report on Form 10-Q for additional information.

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Programs	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Programs
January 1 to January 31	193,502	$84.48	193,502	$315,037,604
February 1 to February 29	352,025	$82.84	352,025	$285,874,551
March 1 to March 31	2,643,138	$82.12	2,643,138	$68,813,634
Total	3,188,665		3,188,665

ITEM 3.  Defaults Upon Senior Securities

None.

ITEM 4.  Mine Safety Disclosures

Not applicable.

ITEM 5.  Other Information

None.

ITEM 6.  Exhibits

(a)         Exhibits:

Exhibit Number	Description

10.1	AmerisourceBergen Corporation Compensation Policy for Non-Employee Directors, effective as of March 5, 2020.

31.1	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer.

31.2	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer.

32	Section 1350 Certifications of Chief Executive Officer and Chief Financial Officer.

101
Financial statements from the Quarterly Report on Form 10-Q of AmerisourceBergen Corporation for the quarter ended March 31, 2020, formatted in Inline Extensible Business Reporting Language (iXBRL): (i) the Consolidated Balance Sheets, (ii) the Consolidated Statements of Operations, (iii) the Consolidated Statements of Comprehensive Income, (iv) the Consolidated Statements of Changes in Stockholders' Equity, (v) the Consolidated Statements of Cash Flows, and (vi) the Notes to Consolidated Financial Statements.

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

AMERISOURCEBERGEN CORPORATION

May 7, 2020	/s/ Steven H. Collis
Steven H. Collis
Chairman, President & Chief Executive Officer

May 7, 2020	/s/ James F. Cleary
James F. Cleary
Executive Vice President & Chief Financial Officer