Form 10-Q
period 2020-06-30
AMERISOURCEBERGEN CORP
filed 2020-08-05
CIK 1140859

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE QUARTERLY PERIOD ENDED June 30, 2020
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

The number of shares of common stock of AmerisourceBergen Corporation outstanding as of July 31, 2020 was 204,141,795.

AMERISOURCEBERGEN CORPORATION

PART I. FINANCIAL INFORMATION
ITEM I. Financial Statements (Unaudited)

AMERISOURCEBERGEN CORPORATION AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

(in thousands, except share and per share data)	June 30, 2020	September 30, 2019
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$3,420,272	$3,374,194
Accounts receivable, less allowances for returns and doubtful accounts: $1,432,528 as of June 30, 2020 and $1,222,906 as of September 30, 2019	12,548,399	12,386,879
Inventories	11,849,201	11,060,254
Right to recover asset	1,340,935	1,147,483
Income tax receivable (Note 4)	596,024	5,859
Prepaid expenses and other	163,741	157,385
Total current assets	29,918,572	28,132,054

Property and equipment, net	1,455,008	1,770,516
Goodwill	6,705,130	6,705,507
Other intangible assets	1,910,547	2,294,836
Other assets	800,446	269,067

TOTAL ASSETS	$40,789,703	$39,171,980

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$29,145,149	$28,385,074
Accrued expenses and other	966,712	1,057,208
Short-term debt	519,710	139,012
Total current liabilities	30,631,571	29,581,294

Long-term debt	3,620,641	4,033,880
Long-term financing obligation (Note 1)	—	320,518
Accrued income taxes	268,519	284,075
Deferred income taxes	1,806,260	1,860,195
Other liabilities	494,761	98,812
Commitments and contingencies (Note 10)

Stockholders’ equity:
Common stock, $0.01 par value - authorized, issued, and outstanding: 600,000,000 shares, 287,524,077 shares, and 203,961,405 shares as of June 30, 2020, respectively, and 600,000,000 shares, 285,295,170 shares, and 206,760,654 shares as of September 30, 2019, respectively	2,875	2,853
Additional paid-in capital	5,044,776	4,850,142
Retained earnings	5,451,221	4,235,491
Accumulated other comprehensive loss	(128,664)	(111,965)
Treasury stock, at cost: 83,562,672 shares as of June 30, 2020 and 78,534,516 shares as of September 30, 2019	(6,512,956)	(6,097,604)
Total AmerisourceBergen Corporation stockholders' equity	3,857,252	2,878,917
Noncontrolling interest	110,699	114,289
Total equity	3,967,951	2,993,206

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$40,789,703	$39,171,980
See notes to consolidated financial statements.

AMERISOURCEBERGEN CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Three months ended June 30,		Nine months ended June 30,
(in thousands, except per share data)	2020	2019	2020	2019
Revenue	$45,366,777	$45,239,265	$140,649,158	$133,951,319
Cost of goods sold	44,141,061	44,008,026	136,804,121	129,997,744
Gross profit	1,225,716	1,231,239	3,845,037	3,953,575
Operating expenses:
Distribution, selling, and administrative	666,885	656,943	2,046,251	1,941,564
Depreciation	69,594	71,716	208,634	222,297
Amortization	25,821	35,880	85,091	131,565
Employee severance, litigation, and other	58,585	60,006	165,626	156,067
Impairment of PharMEDium assets (Note 5)	—	—	361,652	570,000
Operating income	404,831	406,694	977,783	932,082
Other loss (income), net	1,073	(342)	2,806	(11,739)
Interest expense, net	37,748	35,921	103,176	121,366
Loss on early retirement of debt	22,175	—	22,175	—
Income before income taxes	343,835	371,115	849,626	822,455
Income tax expense (benefit)	56,567	69,113	(595,321)	100,627
Net income	287,268	302,002	1,444,947	721,828
Net loss (income) attributable to noncontrolling interest	2,171	(43)	(7,591)	918
Net income attributable to AmerisourceBergen Corporation	$289,439	$301,959	$1,437,356	$722,746

Earnings per share:
Basic	$1.42	$1.44	$7.01	$3.45
Diluted	$1.41	$1.43	$6.95	$3.42

Weighted average common shares outstanding:
Basic	203,654	209,705	205,017	209,484
Diluted	205,544	211,161	206,714	211,151

Cash dividends declared per share of common stock	$0.42	$0.40	$1.24	$1.20
 See notes to consolidated financial statements.

AMERISOURCEBERGEN CORPORATION AND SUBSIDIARIES
 CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited)

	Three months ended June 30,		Nine months ended June 30,
(in thousands)	2020	2019	2020	2019
Net income	$287,268	$302,002	$1,444,947	$721,828
Other comprehensive income (loss)
Foreign currency translation adjustments	3,181	(1,158)	(27,224)	(5,118)
Other	(690)	33	(656)	146
Total other comprehensive income (loss)	2,491	(1,125)	(27,880)	(4,972)
Total comprehensive income	289,759	300,877	1,417,067	716,856
Comprehensive loss (income) attributable to noncontrolling interest	3,824	(659)	3,590	(1,740)
Comprehensive income attributable to AmerisourceBergen Corporation	$293,583	$300,218	$1,420,657	$715,116
See notes to consolidated financial statements.

AMERISOURCEBERGEN CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
(Unaudited)

(in thousands, except per share data)	Common Stock	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Treasury Stock	Noncontrolling Interest	Total
March 31, 2020	$2,868	$4,972,109	$5,248,005	$(132,808)	$(6,499,584)	$114,523	$3,705,113
Net income (loss)	—	—	289,439	—	—	(2,171)	287,268
Other comprehensive income (loss)	—	—	—	4,144	—	(1,653)	2,491
Cash dividends, $0.42 per share	—	—	(86,223)	—	—	—	(86,223)
Exercises of stock options	7	60,984	—	—	—	—	60,991
Share-based compensation expense	—	11,816	—	—	—	—	11,816
Purchases of common stock	—	—	—	—	(13,297)	—	(13,297)
Employee tax withholdings related to restricted share vesting	—	—	—	—	(75)	—	(75)
Other	—	(133)	—	—	—	—	(133)
June 30, 2020	$2,875	$5,044,776	$5,451,221	$(128,664)	$(6,512,956)	$110,699	$3,967,951

(in thousands, except per share data)	Common Stock	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Treasury Stock	Noncontrolling Interest	Total
March 31, 2019	$2,846	$4,790,507	$3,969,459	$(85,142)	$(5,756,455)	$117,116	$3,038,331
Net income	—	—	301,959	—	—	43	302,002
Other comprehensive (loss) income	—	—	—	(1,741)	—	616	(1,125)
Cash dividends, $0.40 per share	—	—	(84,636)	—	—	—	(84,636)
Exercises of stock options	3	17,267	—	—	—	—	17,270
Share-based compensation expense	—	10,562	—	—	—	—	10,562
Purchases of common stock	—	—	—	—	(174,912)	—	(174,912)
Employee tax withholdings related to restricted share vesting	—	—	—	—	(292)	—	(292)
Other	—	(3)	—	—	—	—	(3)
June 30, 2019	$2,849	$4,818,333	$4,186,782	$(86,883)	$(5,931,659)	$117,775	$3,107,197

See notes to consolidated financial statements.

AMERISOURCEBERGEN CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
(Unaudited)

(in thousands, except per share data)	Common Stock	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Treasury Stock	Noncontrolling Interest	Total
September 30, 2019	$2,853	$4,850,142	$4,235,491	$(111,965)	$(6,097,604)	$114,289	$2,993,206
Adoption of ASC 842, net of tax (Note 1)	—	—	35,138	—	—	—	35,138
Net income	—	—	1,437,356	—	—	7,591	1,444,947
Other comprehensive loss	—	—	—	(16,699)	—	(11,181)	(27,880)
Cash dividends, $1.24 per share	—	—	(256,764)	—	—	—	(256,764)
Exercises of stock options	18	137,730	—	—	—	—	137,748
Share-based compensation expense	—	57,579	—	—	—	—	57,579
Purchases of common stock	—	—	—	—	(405,692)	—	(405,692)
Employee tax withholdings related to restricted share vesting	—	—	—	—	(9,660)	—	(9,660)
Other	4	(675)	—	—	—	—	(671)
June 30, 2020	$2,875	$5,044,776	$5,451,221	$(128,664)	$(6,512,956)	$110,699	$3,967,951

(in thousands, except per share data)	Common Stock	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Treasury Stock	Noncontrolling Interest	Total
September 30, 2018	$2,836	$4,715,473	$3,720,582	$(79,253)	$(5,426,814)	$117,137	$3,049,961
Adoption of ASC 606	—	—	(1,482)	—	—	(1,102)	(2,584)
Net income (loss)	—	—	722,746	—	—	(918)	721,828
Other comprehensive (loss) income	—	—	—	(7,630)	—	2,658	(4,972)
Cash dividends, $1.20 per share	—	—	(255,064)	—	—	—	(255,064)
Exercises of stock options	11	54,849	—	—	—	—	54,860
Share-based compensation expense	—	48,431	—	—	—	—	48,431
Purchases of common stock	—	—	—	—	(498,886)	—	(498,886)
Employee tax withholdings related to restricted share vesting	—	—	—	—	(5,959)	—	(5,959)
Other	2	(420)	—	—	—	—	(418)
June 30, 2019	$2,849	$4,818,333	$4,186,782	$(86,883)	$(5,931,659)	$117,775	$3,107,197

See notes to consolidated financial statements.

AMERISOURCEBERGEN CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Nine months ended June 30,
(in thousands)	2020	2019
OPERATING ACTIVITIES
Net income	$1,444,947	$721,828
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation, including amounts charged to cost of goods sold	215,195	246,290
Amortization, including amounts charged to interest expense	93,758	137,835
Provision for doubtful accounts	25,409	15,045
(Benefit) provision for deferred income taxes	(7,199)	44,681
Share-based compensation	57,579	48,431
LIFO expense (credit)	43,195	(79,747)
Impairment of PharMEDium assets	361,652	570,000
Gain on sale of an equity investment	—	(13,692)
Loss on early retirement of debt	22,175	—
Other, net	10,241	(11,603)
Changes in operating assets and liabilities, excluding the effects of acquisitions:
Accounts receivable	(436,237)	(672,742)
Inventories	(910,828)	(280,148)
Income tax receivable	(590,165)	522
Prepaid expenses and other assets	28,757	(5,787)
Accounts payable	824,105	964,667
Accrued expenses, accrued income taxes, and other liabilities	(274,776)	(14,379)
NET CASH PROVIDED BY OPERATING ACTIVITIES	907,808	1,671,201
INVESTING ACTIVITIES
Capital expenditures	(251,101)	(230,767)
Cost of acquired companies, net of cash acquired	—	(64,044)
Cost of equity investments	(34,830)	—
Other, net	7,824	(2,222)
NET CASH USED IN INVESTING ACTIVITIES	(278,107)	(297,033)
FINANCING ACTIVITIES
Senior notes and other loan borrowings	590,106	479,365
Senior notes and other loan repayments	(568,032)	(480,718)
Borrowings under revolving and securitization credit facilities	116,946	607,815
Repayments under revolving and securitization credit facilities	(149,980)	(736,955)
Payment of premium on early retirement of debt	(21,448)	—
Purchases of common stock	(420,449)	(522,778)
Exercises of stock options	137,748	54,860
Cash dividends on common stock	(256,764)	(255,064)
Tax withholdings related to restricted share vesting	(9,660)	(5,959)
Other	(2,090)	(7,691)
NET CASH USED IN FINANCING ACTIVITIES	(583,623)	(867,125)
INCREASE IN CASH AND CASH EQUIVALENTS	46,078	507,043
Cash and cash equivalents at beginning of period	3,374,194	2,492,516
CASH AND CASH EQUIVALENTS AT END OF PERIOD	$3,420,272	$2,999,559
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

The accompanying unaudited consolidated financial statements have been prepared in conformity with U.S. generally accepted accounting principles ("GAAP") for interim financial information, the instructions to Form 10-Q, and Rule 10-01 of Regulation S-X. In the opinion of management, all adjustments (consisting only of normal recurring accruals, except as otherwise disclosed herein) considered necessary to present fairly the financial position as of June 30, 2020 and the results of operations and cash flows for the interim periods ended June 30, 2020 and 2019 have been included. Certain information and footnote disclosures normally included in financial statements presented in accordance with U.S. GAAP, but which are not required for interim reporting purposes, have been omitted. The accompanying unaudited consolidated financial statements should be read in conjunction with the financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the fiscal year ended September 30, 2019.

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

As of June 30, 2020, there were no other recently-issued accounting standards that may have a material impact on the Company’s financial position, results of operations, or cash flows upon their adoption.

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

        The following illustrates the components of lease cost for the periods presented:

(in thousands)	Three months ended June 30, 2020	Nine months ended June 30, 2020
Operating lease cost	$28,725	$89,432
Short-term lease cost	1,051	3,842
Variable lease cost	4,297	12,841
Total lease cost	$34,073	$106,115

        The Company recorded rental expense of $27.7 million and $81.5 million in the three and nine months ended June 30, 2019, respectively.

        The following summarizes balance sheet information related to operating leases:

(in thousands, except for lease term and discount rate)	June 30, 2020
Right of use assets
Other assets	$479,704

Lease liabilities
Accrued expenses and other	$97,147
Other long-term liabilities	424,348
Total lease liabilities	$521,495

Weighted-average remaining lease term	6.84 years
Weighted-average discount rate	3.68%

        Other cash flow information related to operating leases is as follows:

(in thousands)	Nine months ended June 30, 2020
Cash paid for amounts included in the measurement of lease liabilities
Operating lease cash payments	$87,128

Right-of-use assets obtained in exchange for lease liabilities
New operating leases	$50,765
Leases recognized upon adoption of ASC 842	$526,281

        Future minimum rental payments under noncancellable operating leases were as follows:

Payments Due by Fiscal Year (in thousands)	As of June 30, 2020
2020	$31,000
2021	117,929
2022	113,148
2023	102,772
2024	94,333
Thereafter	469,165
Total future undiscounted lease payments	928,347
Less: Future payments for leases that have not yet commenced [1]	(301,756)
Less: Imputed interest	(105,096)
Total lease liabilities	$521,495

[1] The Company has certain leases that it has executed for which it does not control the underlying assets; therefore, lease liabilities and ROU assets were not recorded on the Company's Consolidated Balance Sheet as of June 30, 2020. These future commitments primarily relate to the Company's new general corporate and administrative office.

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

The following assets and liabilities of Profarma are included in the Company's Consolidated Balance Sheets:

(in thousands)	June 30, 2020	September 30, 2019
Cash and cash equivalents	$25,383	$9,431
Accounts receivables, net	125,702	154,491
Inventories	138,477	185,602
Prepaid expenses and other	53,170	64,119
Property and equipment, net	23,806	30,961
Goodwill	82,309	82,309
Other intangible assets	74,598	74,429
Other long-term assets	53,004	9,169
Total assets	$576,449	$610,511

Accounts payable	$119,012	$165,053
Accrued expenses and other	34,043	49,191
Short-term debt	116,829	106,439
Long-term debt	47,119	60,973
Deferred income taxes	39,360	42,371
Other long-term liabilities	40,494	5,303
Total liabilities	$396,857	$429,330

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

In addition to the PharMEDium worthless stock deduction, the Company recognized other discrete tax benefits primarily resulting from the CARES Act. In the aggregate, the Company recognized discrete tax benefits of $741.0 million in the nine months ended June 30, 2020.

The Company's June 30, 2020 Consolidated Balance Sheet has a net current income tax receivable balance of $596.0 million primarily resulting from the recognition of the above discrete tax benefits.

Other Information

        The Company files income tax returns in U.S. federal and state jurisdictions as well as various foreign jurisdictions. As of June 30, 2020, the Company had unrecognized tax benefits, defined as the aggregate tax effect of differences between tax return positions and the benefits recognized in the Company’s financial statements, of $112.8 million ($83.5 million, net of federal benefit). If recognized, $65.3 million of these tax benefits would have reduced income tax expense and the effective tax rate. Included in this amount is $17.8 million of interest and penalties, which the Company records in Income Tax Expense in the Company's Consolidated Statements of Operations. In the nine months ended June 30, 2020, unrecognized tax benefits decreased by $11.5 million. Over the next 12 months, it is reasonably possible that tax authority audit resolutions and the expiration of statutes of limitations could result in a reduction of unrecognized tax benefits of approximately $14.2 million.

        The Company's effective tax rates were 16.5% and (70.1)% for the three and nine months ended June 30, 2020, respectively. The Company's effective tax rates were 18.6% and 12.2% for the three and nine months ended June 30, 2019, respectively. The effective tax rates in the three months ended June 30, 2020 and 2019 were favorably impacted by the Company's international businesses in Switzerland and Ireland, which have lower income tax rates. The effective tax rate in the nine months ended June 30, 2020 was lower than the U.S. statutory rate due to the tax benefits associated with the discrete items described above and due to a higher mix of foreign earnings at lower tax rates in Switzerland and Ireland since U.S. earnings were lower principally due to the impairment of PharMEDium's assets (see Note 5) in the nine months ended June 30, 2020. The effective tax rate in the nine months ended June 30, 2019 was lower than the U.S. statutory rate due to a higher mix of foreign earnings at lower tax rates in Switzerland and Ireland since U.S. earnings were lower principally due to the $570.0 million impairment of PharMEDium's assets. The effective tax rate in the nine months ended June 30, 2019 also benefited from a $37.0 million decrease to the Company's finalization of the estimated transition tax liability related to the 2017 Tax Act.

Note 5.  Goodwill and Other Intangible Assets

The following is a summary of the changes in the carrying value of goodwill, by reportable segment, for the nine months ended June 30, 2020:

(in thousands)	Pharmaceutical Distribution Services	Other	Total
Goodwill as of September 30, 2019	$4,852,775	$1,852,732	$6,705,507
Foreign currency translation	—	(377)	(377)
Goodwill as of June 30, 2020	$4,852,775	$1,852,355	$6,705,130

        The following is a summary of other intangible assets:

	June 30, 2020				September 30, 2019
(in thousands)	Weighted Average Remaining Useful Life	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Indefinite-lived trade names		$685,271	$—	$685,271	$685,324	$—	$685,324
Finite-lived:
Customer relationships	13 years	1,670,783	(542,655)	1,128,128	1,931,212	(489,471)	1,441,741
Trade names and other	14 years	209,787	(112,639)	97,148	271,521	(103,750)	167,771
Total other intangible assets		$2,565,841	$(655,294)	$1,910,547	$2,888,057	$(593,221)	$2,294,836

        Amortization expense for finite-lived intangible assets was $25.8 million and $35.9 million in the three months ended June 30, 2020 and 2019, respectively. Amortization expense for finite-lived intangible assets was $85.1 million and $131.6 million in the nine months ended June 30, 2020 and 2019, respectively. Amortization expense for finite-lived intangible assets is estimated to be $111.0 million in fiscal 2020, $101.7 million in fiscal 2021, $100.1 million in fiscal 2022, $98.5 million in fiscal 2023, $97.3 million in fiscal 2024, and $801.8 million thereafter.

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
        In January 2020, the Company decided to permanently exit the PharMEDium compounding business, and, as a result, the Company has ceased all commercial operations and will cease all administrative operations related to this business in fiscal 2020. The decision to permanently exit the PharMEDium business was due to a number of factors including, but not limited to, ongoing operational, regulatory, and commercial challenges, such as PharMEDium's decision in January 2020 to suspend production at the compounding facility in New Jersey pending facility upgrades related to the air handling and filtration systems. In connection with the decision to exit the PharMEDium business, the Company recorded an impairment of PharMEDium's assets of $223.7 million in the three months ended March 31, 2020, which included impairments of the remaining finite-lived intangible assets and the majority of the remaining tangible assets.

Note 6.  Debt

Debt consisted of the following:

(in thousands)	June 30, 2020	September 30, 2019
Revolving credit note	$—	$—
Term loan due in 2020	399,928	399,778
Overdraft facility due 2021 (£30,000)	—	32,573
Receivables securitization facility due 2022	350,000	350,000
Multi-currency revolving credit facility due 2024	—	—
$500,000, 3.50% senior notes due 2021	—	498,908
$500,000, 3.40% senior notes due 2024	498,110	497,744
$500,000, 3.25% senior notes due 2025	496,819	496,311
$750,000, 3.45% senior notes due 2027	743,730	743,099
$500,000, 2.80% senior notes due 2030	493,983	—
$500,000, 4.25% senior notes due 2045	494,676	494,514
$500,000, 4.30% senior notes due 2047	492,688	492,488
Nonrecourse debt	170,417	167,477
Total debt	4,140,351	4,172,892
Less AmerisourceBergen Corporation current portion	399,928	32,573
Less nonrecourse current portion	119,782	106,439
Total, net of current portion	$3,620,641	$4,033,880

Senior Notes

In May 2020, the Company issued $500 million of 2.80% senior notes due May 15, 2030 (the "2030 Notes"). The 2030 Notes were sold at 99.71% of the principal amount and have an effective yield of 2.81%. Interest on the 2030 Notes is payable semi-annually in arrears, commencing on November 15, 2020. The 2030 Notes rank pari passu to the Company's other senior notes, the Multi-Currency Revolving Credit Facility, the Revolving Credit Note, the Overdraft Facility, and the Term Loan.

The Company used the proceeds from the 2030 Notes to finance the early retirement of the $500 million of 3.50% senior notes that were due in 2021 and made a $21.4 million prepayment premium in connection with this early retirement.

Multi-Currency Revolving Credit Facility

        The Company has a $1.4 billion multi-currency senior unsecured revolving credit facility ("Multi-Currency Revolving Credit Facility"), which is scheduled to expire in September 2024, with a syndicate of lenders. Interest on borrowings under the

Multi-Currency Revolving Credit Facility accrues at specified rates based on the Company’s debt rating and ranges from 70 basis points to 112.5 basis points over CDOR/LIBOR/EURIBOR/Bankers Acceptance Stamping Fee, as applicable (91 basis points over CDOR/LIBOR/EURIBOR/Bankers Acceptance Stamping Fee as of June 30, 2020) and from 0 basis points to 12.5 basis points over the alternate base rate and Canadian prime rate, as applicable. The Company pays facility fees to maintain the availability under the Multi-Currency Revolving Credit Facility at specified rates based on its debt rating, ranging from 5 basis points to 12.5 basis points, annually, of the total commitment (9 basis points as of June 30, 2020). The Company may choose to repay or reduce its commitments under the Multi-Currency Revolving Credit Facility at any time. The Multi-Currency Revolving Credit Facility contains covenants, including compliance with a financial leverage ratio test, as well as others that impose limitations on, among other things, indebtedness of subsidiaries and asset sales, with which the Company was compliant as of June 30, 2020.

Commercial Paper Program

        The Company has a commercial paper program whereby it may from time to time issue short-term promissory notes in an aggregate amount of up to $1.4 billion at any one time. Amounts available under the program may be borrowed, repaid, and re-borrowed from time to time. The maturities on the notes will vary, but may not exceed 365 days from the date of issuance. The notes will bear interest, if interest bearing, or will be sold at a discount from their face amounts. The commercial paper program does not increase the Company’s borrowing capacity as it is fully backed by the Company’s Multi-Currency Revolving Credit Facility. There were no borrowings outstanding under the commercial paper program as of June 30, 2020.

Receivables Securitization Facility

        The Company has a $1,450 million receivables securitization facility ("Receivables Securitization Facility"), which is scheduled to expire in September 2022. The Company has available to it an accordion feature whereby the commitment on the Receivables Securitization Facility may be increased by up to $250 million, subject to lender approval, for seasonal needs during the December and March quarters. Interest rates are based on prevailing market rates for short-term commercial paper or LIBOR, plus a program fee. The Company pays a customary unused fee at prevailing market rates, annually, to maintain the availability under the Receivables Securitization Facility. The Receivables Securitization Facility contains similar covenants to the Multi-Currency Revolving Credit Facility, with which the Company was compliant as of June 30, 2020.

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

In October 2018, the Company's board of directors authorized a share repurchase program allowing the Company to purchase up to $1.0 billion of its outstanding shares of common stock, subject to market conditions. During the nine months ended June 30, 2020, the Company purchased 4.9 million shares of its common stock for a total of $405.6 million, which excluded $14.8 million of September 2019 purchases that cash settled in October 2019. As of June 30, 2020, the Company had $55.5 million of availability remaining under this program.

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

        The following illustrates the components of diluted weighted average shares outstanding for the periods indicated:

	Three months ended June 30,		Nine months ended June 30,
(in thousands)	2020	2019	2020	2019
Weighted average common shares outstanding - basic	203,654	209,705	205,017	209,484
Dilutive effect of stock options and restricted stock units	1,890	1,456	1,697	1,667
Weighted average common shares outstanding - diluted	205,544	211,161	206,714	211,151

The potentially dilutive stock options and restricted stock units that were antidilutive for the three and nine months ended June 30, 2020 were 2.5 million and 3.6 million, respectively. The potentially dilutive stock options and restricted stock units that were antidilutive for the three and nine months ended June 30, 2019 were 5.3 million and 4.8 million, respectively.

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

Revenue from the various agreements and arrangements with WBA was $15.2 billion and $47.0 billion in the three and nine months ended June 30, 2020, respectively. Revenue from the various agreements and arrangements with WBA was $15.1 billion and $45.0 billion in the three and nine months ended June 30, 2019, respectively. The Company’s receivable from WBA, net of incentives, was $5.9 billion and $6.1 billion as of June 30, 2020 and September 30, 2019, respectively.

Note 9. Employee Severance, Litigation, and Other

        The following illustrates the charges incurred by the Company relating to Employee Severance, Litigation, and Other for the periods indicated:

	Three months ended June 30,		Nine months ended June 30,
(in thousands)	2020	2019	2020	2019
Employee severance	$6,523	$10,815	$32,368	$29,621
Litigation and opioid-related costs	31,369	18,828	86,850	47,189
Acquisition-related deal and integration costs	8,306	12,283	9,109	34,328
Business transformation efforts	9,443	16,289	26,937	33,141
Other restructuring initiatives	2,944	1,791	10,362	11,788
Total employee severance, litigation, and other	$58,585	$60,006	$165,626	$156,067

        Employee severance in the three and nine months ended June 30, 2020 included costs primarily related to position eliminations resulting from the Company's decision to permanently exit the PharMEDium compounding business. Employee severance in the three and nine months ended June 30, 2019 included costs primarily related to PharMEDium restructuring activities, position eliminations resulting from the Company's business transformation efforts and the integration of H.D. Smith, and restructuring activities related to its consulting business.

        Litigation and opioid-related costs in the three and nine months ended June 30, 2020 and 2019 related to legal fees in connection with opioid lawsuits and investigations.

        Acquisition-related deal and integration costs in the three and nine months ended June 30, 2019 primarily related to the integration of H.D. Smith. Integration costs primarily included costs to transition servicing legacy H.D. Smith customers to existing Company distribution facilities and operating systems.

        Business transformation efforts in the three and nine months ended June 30, 2020 and 2019 primarily related to costs associated with reorganizing the Company to further align the organization to its customers' needs. The majority of these costs related to services provided by third-party consultants, including certain technology initiatives.

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

Opioid Lawsuits and Investigations

        A significant number of counties, municipalities, and other governmental entities in a majority of U.S. states and Puerto Rico, as well as numerous states and tribes, have filed lawsuits in various federal, state and other courts against pharmaceutical wholesale distributors (including the Company and certain subsidiaries, such as AmerisourceBergen Drug Corporation ("ABDC") and H.D. Smith), pharmaceutical manufacturers, retail chains, medical practices, and physicians relating to the distribution of prescription opioid pain medications. Other lawsuits regarding the distribution of prescription opioid pain medications have been filed by: third-party payors and similar entities; hospitals; hospital groups; and individuals, including cases styled as putative class actions. The lawsuits, which have been and continue to be filed in federal, state, and other courts, generally allege violations of controlled substance laws and various other statutes as well as common law claims, including negligence, public nuisance, and unjust enrichment, and seek equitable relief and monetary damages. An initial group of cases was consolidated for Multidistrict Litigation ("MDL") proceedings before the United States District Court for the Northern District of Ohio (the "Court") in December 2017. Additional cases have been, and will likely continue to be, transferred to the MDL. Further, in June 2018, the Court granted a motion permitting the United States, through the DOJ, to participate in settlement discussions and as a friend of the Court by providing information to facilitate non-monetary remedies.

In April 2018, the Court issued an order creating a litigation track, which includes dispositive motion practice, discovery, and trials in certain bellwether jurisdictions. In December 2018, the Court issued an order selecting two additional cases for a second bellwether discovery and trial track. In November 2019 and January 2020, the Court filed Suggestions of Remand with the Judicial Panel on Multidistrict Litigation that identified four cases filed against the Company, including the two additional bellwether cases, for potential transfer from the MDL back to federal courts in California, Oklahoma, and West Virginia for the completion of discovery, motion practice, and trial. All four cases have now been remanded to those federal district courts and discovery has commenced. For the two consolidated cases in West Virginia, the current trial date is October 19, 2020. For the California case, the current trial date is June 28, 2021. No trial date has been established for the Oklahoma case.

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

The Court has continued to oversee court-ordered settlement discussions with attorneys for the plaintiffs and certain states that it instituted at the beginning of the MDL proceedings. On October 21, 2019, the Attorneys General for North Carolina, Pennsylvania, Tennessee, and Texas announced certain proposed settlement terms intended to provide a potential framework for a global resolution of the MDL and other related state court litigation, including cases currently filed and that could be filed. The attorneys general's announcement outlined that the largest U.S. pharmaceutical distributors would be expected to pay an aggregate amount of up to $18.0 billion over 18 years, of which the Company's portion would be 31.0%, in addition to the development and participation in a program for free or rebated distribution of opioid-abuse medications for a period of 10 years and the implementation of industry-wide changes to be specified to controlled substance anti-diversion programs. The Company is currently engaged in discussions that include the four attorneys general, as well as other attorneys general, and other parties with the objective of reaching potential terms for a global resolution. The Company is also engaged in related discussions with plaintiffs' lawyers representing local governments and other parties with the same goal of reaching a global resolution with all parties. If agreed, the potential terms for a global resolution would then need to be presented to numerous other states and local governments, and a significant number of such jurisdictions would need to accept the proposed terms in order to achieve an agreement in principle that would provide the finality that the Company requires from a global resolution. Given the large number of parties involved, the complexity and difficulty of the underlying issues, and the resulting uncertainty of achieving a potential global resolution, the Company continues to litigate and prepare for trial in the cases pending in the MDL, those remanded from the MDL to federal district courts, as well as in state courts where lawsuits have been filed, and intends to continue to vigorously defend itself in all such cases. A liability associated with a global resolution has not been recognized as of June 30, 2020, since the Company is unable to predict the outcome of settlement discussions with the states and local governments that will need to participate and, therefore, a global resolution cannot be considered probable. Furthermore, significant uncertainty remains with regard to whether such matters will proceed to trial, and, given the inherent uncertainty related to such litigation, the Company is not in a position to assess the likely outcome, and therefore unable to estimate the range of possible loss.

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

A trial in New York state for cases brought by Nassau and Suffolk Counties and the New York Attorney General against a variety of defendants, including the Company, was scheduled to begin on March 20, 2020. The trial is not part of the MDL and has been delayed due to the COVID-19 outbreak. The court has not yet set a new trial date but has expressed an intention to commence trial during the fall of 2020, if possible. A trial in Ohio state court for a case brought by the Ohio Attorney General against ABDC and certain other pharmaceutical wholesale distributors is scheduled to begin trial on October 19, 2020. Several other cases filed in various state courts have trial dates scheduled in 2021 and later, although all such dates are subject to change.

Aside from those parties that have already filed suit, other entities, including additional attorneys general’s offices, counties, and cities in multiple states, may continue to file additional lawsuits or enforcement proceedings. The Company is vigorously defending itself in the pending lawsuits and intends to vigorously defend itself against any threatened lawsuits or enforcement proceedings. The Company is not in a position to assess the likely outcome or its exposure, if any, with respect to these matters. In addition, other pharmaceutical wholesale distributors have faced shareholder derivative suits alleging violations of fiduciary duties in connection with the oversight of the distribution of controlled substances.

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

Since July 2017, the Company has received subpoenas from several U.S. Attorney's Offices, including grand jury subpoenas from the U.S. Attorney's Office for the District of New Jersey ("USAO-NJ") and the U.S. Attorney's Office for the Eastern District of New York ("USAO-EDNY"). Those subpoenas request the production of a broad range of documents pertaining to the Company's distribution of controlled substances through its various subsidiaries, including ABDC, and its diversion control programs. The Company has been engaged in discussions with the various U.S. Attorney’s Offices, including the Health Care and Government Fraud Unit of the Criminal Division of the USAO-NJ, and has been producing documents in response to the subpoenas.

Government Enforcement and Related Litigation Matters

        As previously disclosed, in late January 2020 the Company decided to permanently exit the PharMEDium compounding business. As a result the Company has ceased all commercial operations related to this business as well as all administrative operations other than those needed to complete the shutdown. On May 17, 2019, PharMEDium reached an agreement on the terms of the Consent Decree with the U.S. Food and Drug Administration ("FDA") and the DOJ that was entered by the United States District Court for the Northern District of Illinois on May 22, 2019. PharMEDium remains subject to the terms of the Consent Decree while winding down its operations and continues to work with the FDA and the DOJ to comply with applicable laws and regulations during this process.

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

        In January 2017, the Company's subsidiary U.S. Bioservices Corporation ("U.S. Bio") received a subpoena for information from the USAO-EDNY relating to its activities in connection with billing for products and making returns of potential overpayments to government payers. The Company engaged in discussions with the USAO-EDNY and produced documents in response to the subpoena. In April 2019, the government informed the Company that it had filed a notice with the U.S. District Court for the Eastern District of New York that it was declining to intervene in a filed qui tam action related to its investigation. The case was unsealed in April 2019 and counsel for the relator filed an amended complaint under seal with the USAO-EDNY. In December 2019, the government filed a notice that it was again declining to intervene in the action. The court ordered the relator's complaint against the Company, including subsidiaries AmerisourceBergen Specialty Group, LLC and U.S. Bio, be unsealed. The relator’s complaint alleged violations of the federal False Claims Act and the false claims acts of various states. The Company sought leave to file a motion to dismiss relator’s amended complaint. The relator filed a second amended complaint, removing one state false claims act count and the Company renewed its request for leave to file a motion to dismiss the second amended complaint. The court granted the Company's request to file a motion to dismiss and ordered complete briefing on the motion to dismiss, with a response and reply, to be filed with the court on September 28, 2020.

        On October 11, 2019, Teamsters Local 443 Health Services & Insurance Plan, St. Paul Electrical Construction Pension Plan, St. Paul Electrical Construction Workers Supplemental Pension Plan (2014 Restatement), Retirement Medical Funding Plan for the St. Paul Electrical Workers, and San Antonio Fire & Police Pension Fund filed a complaint for a purported derivative action in the Delaware Court of Chancery against the Company and certain of its current and former officers and directors (collectively, "Defendants"). The complaint alleges that the Defendants breached their fiduciary duties by failing to oversee the compliance by certain of the Company's subsidiaries (including the Company's former subsidiary Medical Initiatives, Inc. ("MII")) with federal regulations, allegedly resulting in the payment of fines and penalties in connection with the settlements with the USAO-EDNY in fiscal 2017 and 2018 that resolved claims arising from MII's pre-filled syringe program. In December 2019, Defendants filed a motion to dismiss the complaint. The motion is fully briefed and remains pending before the Delaware Court of Chancery.

On February 6, 2020, Andrea Rosner filed a complaint for a purported derivative action in the United States District Court for the District of Delaware against the Company and certain of its current and former officers and directors. The complaint alleges claims for breach of fiduciary duty, corporate waste and unjust enrichment allegedly arising from the Company’s controlled substance diversion control programs and violation of Section 14(a) of the Securities Exchange Act of 1934. The defendants filed a motion to dismiss this matter on May 4, 2020. On June 30, 2020, Rosner voluntarily dismissed her complaint.

On July 17, 2020, CCAR Investments, Inc. filed a complaint for a purported derivative action in the United States District Court for the District of Delaware against the Company and certain of its current and former officers and directors. The complaint alleges claims for breach of fiduciary duty, corporate waste and unjust enrichment allegedly arising from the Company’s controlled substance diversion control programs and violation of Section 14(a) of the Securities Exchange Act of 1934. On July 30, 2020, a group of interested stockholders filed a motion to intervene and stay the proceedings filed by CCAR Investments, Inc. A response to the motion to intervene is due on August 13, 2020. The Company's response to the complaint is expected to be due in mid-August 2020.

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

In December 2019, Reliable Pharmacy, together with other retail pharmacies and North Sunflower Medical Center, filed a civil antitrust complaint against multiple generic drug manufacturers, and also included claims against the Company, H.D. Smith, and other drug distributors and industry participants. The case is filed as a putative class action and plaintiffs purport to represent a class of drug purchasers including other retail pharmacies and healthcare providers. The case has been consolidated for multidistrict litigation proceedings before the United States District Court for the Eastern District of Pennsylvania. The complaint alleges that the Company and others in the industry participated in a conspiracy to fix prices, allocate markets and rig bids regarding generic drugs. In March 2020, the plaintiffs filed a further amended complaint. On July 15, 2020, the Company and other industry participants filed a motion to dismiss the complaint.

Note 11.  Litigation Settlements

Antitrust Settlements

Numerous lawsuits have been filed against certain brand pharmaceutical manufacturers alleging that the manufacturer, by itself or in concert with others, took improper actions to delay or prevent generic drugs from entering the market. These lawsuits are generally brought as class actions. The Company is not typically named as a plaintiff in these lawsuits, but has been a member of the direct purchasers' class (i.e., those purchasers who purchase directly from these pharmaceutical manufacturers). None of the lawsuits have gone to trial, but some have settled in the past with the Company receiving proceeds from the settlement funds. The Company recognized a gain of $8.5 million during the nine months ended June 30, 2020 related to these lawsuits. The Company recognized gains of $3.5 million and $142.7 million during the three and nine months ended June 30, 2019, respectively, related to these lawsuits. These gains, which are net of attorney fees and estimated payments due to other parties, were recorded as reductions to cost of goods sold in the Company’s Consolidated Statements of Operations.

Note 12.  Fair Value of Financial Instruments

The recorded amounts of the Company's cash and cash equivalents, accounts receivable, and accounts payable as of June 30, 2020 and September 30, 2019 approximate fair value based upon the relatively short-term nature of these financial instruments. Within Cash and Cash Equivalents, the Company had $1,778.0 million of investments in money market accounts as of June 30, 2020 and had $1,552.0 million of investments in money market accounts as of September 30, 2019. The fair value of the money market accounts was determined based upon unadjusted quoted prices in active markets for identical assets, otherwise known as Level 1 inputs.

The recorded amount of long-term debt (see Note 6) and the corresponding fair value as of June 30, 2020 were $3,620.6 million and $3,985.3 million, respectively. The recorded amount of long-term debt and the corresponding fair value as of September 30, 2019 were $4,033.9 million and $4,158.4 million, respectively. The fair value of long-term debt was determined based upon inputs other than quoted prices, otherwise known as Level 2 inputs.

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

The following illustrates reportable and operating segment disaggregated revenue as required by Accounting Standards Codification 606 for the periods indicated:

	Three months ended June 30,		Nine months ended June 30,
(in thousands)	2020	2019	2020	2019
Pharmaceutical Distribution Services	$43,579,119	$43,527,552	$135,178,617	$128,948,097
Other:
MWI Animal Health	1,008,581	1,021,936	3,079,915	2,923,813
Global Commercialization Services	801,952	712,602	2,454,195	2,147,092
Total Other	1,810,533	1,734,538	5,534,110	5,070,905
Intersegment eliminations	(22,875)	(22,825)	(63,569)	(67,683)
Revenue	$45,366,777	$45,239,265	$140,649,158	$133,951,319

Intersegment eliminations primarily represent the elimination of certain Pharmaceutical Distribution Services reportable segment sales to MWI.

The following illustrates reportable segment operating income for the periods indicated:

	Three months ended June 30,		Nine months ended June 30,
(in thousands)	2020	2019	2020	2019
Pharmaceutical Distribution Services	$426,643	$411,707	$1,381,434	$1,301,948
Other	82,875	95,110	295,614	293,923
Intersegment eliminations	(1,996)	(142)	(2,575)	(698)
Total segment operating income	$507,522	$506,675	$1,674,473	$1,595,173

The following reconciles total segment operating income to income before income taxes for the periods indicated:

	Three months ended June 30,		Nine months ended June 30,
(in thousands)	2020	2019	2020	2019
Total segment operating income	$507,522	$506,675	$1,674,473	$1,595,173
Gain from antitrust litigation settlements	—	3,480	8,546	142,735
LIFO (expense) credit	(6,061)	9,913	(43,195)	79,747
PharMEDium remediation costs	—	(19,344)	(16,165)	(55,736)
PharMEDium shutdown costs	(12,936)	—	(45,406)	—
New York State Opioid Stewardship Act	—	—	—	22,000
Contingent consideration adjustment	—	—	12,153	—
Acquisition-related intangibles amortization	(25,109)	(34,024)	(85,345)	(125,770)
Employee severance, litigation, and other	(58,585)	(60,006)	(165,626)	(156,067)
Impairment of PharMEDium assets	—	—	(361,652)	(570,000)
Operating income	404,831	406,694	977,783	932,082
Other loss (income), net	1,073	(342)	2,806	(11,739)
Interest expense, net	37,748	35,921	103,176	121,366
Loss on early retirement of debt	22,175	—	22,175	—
Income before income taxes	$343,835	$371,115	$849,626	$822,455

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

Executive Summary

        This executive summary provides highlights from the results of operations that follow:

•In March 2020, the World Health Organization ("WHO") declared a global pandemic attributable to the outbreak and continued spread of COVID-19. In connection with the mitigation and containment procedures recommended by the WHO and imposed by federal, state, and local governmental authorities, we implemented measures designed to keep our employees safe and address business continuity issues at our distribution centers and other locations. We continue to evaluate and plan for the potential effects of a prolonged disruption and the related impacts on our revenue, results of operations, and cash flows (refer to our COVID-19 risk factor in Item 1A. Risk Factors on page 37).

•Revenue increased by 0.3% from the prior year quarter. Operating segments within Other increased revenue by 4.4%, and the Pharmaceutical Distribution Services reportable segment's revenue grew by 0.1% primarily due to the onset of COVID-19 in March 2020 when many of our customers increased their purchases in the fiscal quarter ended March 31, 2020, which resulted in fewer purchases in the fiscal quarter ended June 30, 2020. Revenue increased 5.0% from the prior year nine-month period, primarily due to the revenue growth in our Pharmaceutical Distribution Services reportable segment;

•Total gross profit in the current year quarter decreased by 0.4% from the prior year quarter and decreased 2.7% from the prior year nine-month period and was unfavorably impacted by lower gains from antitrust litigation settlements and last-in, first-out ("LIFO") expense in comparison to a LIFO credit in the prior year periods, offset in part by relatively small increases in gross profit in Pharmaceutical Distribution Services and Other and lower PharMEDium remediation costs. The decline in the nine-month period was also unfavorably impacted by the prior year reversal of a previously-estimated assessment related to the New York State Opioid Stewardship Act. Pharmaceutical Distribution Services' gross profit increased 3.0% from the prior year nine-month period primarily due to the strong increase in specialty product sales. Gross profit in Other increased 6.4% from the prior year nine-month period due to growth at World Courier, MWI, and ABCS;

•Distribution, selling, and administrative expenses increased 1.5% compared to the prior year quarter and 5.4% compared to the prior year nine-month period. The increase from the prior year quarter was primarily due to an increase in warehousing and freight costs and was partially offset by lower corporate administrative expenses. The increase from the prior year nine-month period was primarily due to an increase in operating costs to support revenue growth and an increase in bad debt expense due to our current assessment of the collectibility of trade receivables as a result of the COVID-19 pandemic;

•Operating income was relatively flat compared to the prior year quarter and increased by 4.9% from the prior year nine-month period. The increase from the prior year nine-month period was due to a lower impairment charge relating to PharMEDium assets and a decline in depreciation and amortization, which was partially offset by the decline in gross profit and an increase in distribution, selling, and administrative expenses, as noted above;

•Our effective tax rates were 16.5% and (70.1)% for the three and nine months ended June 30, 2020, respectively. Our effective tax rates were 18.6% and 12.2% for the three and nine months ended June 30, 2019, respectively. The effective tax rates in the three months ended June 30, 2020 and 2019 were favorably impacted by our international businesses in Switzerland and Ireland, which have lower income tax rates. The effective tax rate in the nine months ended June 30, 2020 was lower than the U.S. statutory rate due to the tax benefits associated with our decision to permanently exit the PharMEDium compounding business, the Coronavirus Aid, Relief, and Economic Security ("CARES") Act, and other discrete items (see Note 4 of the Notes to Consolidated Financial Statements) and due to a higher mix of foreign earnings at lower tax rates in Switzerland and Ireland since U.S. earnings were lower principally due to the impairment of PharMEDium's assets (see Note 5 of the Notes to Consolidated Financial Statements) in the nine months ended June 30, 2020. The effective tax rate in the nine months ended June 30, 2019 was lower than the U.S. statutory rate due to a higher mix of foreign earnings at lower tax rates in Switzerland and Ireland since U.S. earnings were lower principally due to the $570.0 million impairment of PharMEDium's assets. The effective tax rate in the nine months ended June 30, 2019 also benefited from a $37.0 million decrease to our finalization of the estimated transition tax liability related to the Tax Cuts and Jobs Act of 2017 (the "2017 Tax Act"); and

•Net income attributable to AmerisourceBergen and diluted earnings per share were significantly higher in the nine months ended June 30, 2020 primarily due to the discrete income tax benefits recognized in the current year.

Results of Operations

Revenue

	Three months ended June 30,			Nine months ended June 30,
(dollars in thousands)	2020	2019	Change	2020	2019	Change
Pharmaceutical Distribution Services	$43,579,119	$43,527,552	0.1%	$135,178,617	$128,948,097	4.8%
Other:
MWI Animal Health	1,008,581	1,021,936	(1.3)%	3,079,915	2,923,813	5.3%
Global Commercialization Services	801,952	712,602	12.5%	2,454,195	2,147,092	14.3%
Total Other	1,810,533	1,734,538	4.4%	5,534,110	5,070,905	9.1%
Intersegment eliminations	(22,875)	(22,825)		(63,569)	(67,683)
Revenue	$45,366,777	$45,239,265	0.3%	$140,649,158	$133,951,319	5.0%

        We expect our revenue growth percentage to be in the mid-single digits in fiscal 2020. Our future revenue growth will continue to be affected by various factors, such as industry growth trends, including drug utilization, the introduction of new, innovative brand therapies (including biosimilars), the likely increase in the number of generic drugs that will be available over the next few years as a result of the expiration of certain drug patents held by brand-name pharmaceutical manufacturers and the rate of conversion from brand products to those generic drugs, price inflation and price deflation, general economic conditions in the United States, competition within the industry, customer consolidation, changes in pharmaceutical manufacturer pricing and distribution policies and practices, increased downward pressure on government and other third-party reimbursement rates to our customers, changes in government rules and regulations, and the impact of the COVID-19 pandemic (refer to our COVID-19 risk factor in Item 1A. Risk Factors on page 37).

        Revenue increased by 0.3% from the prior year quarter. Operating segments within Other increased revenue by 4.4%, and the Pharmaceutical Distribution Services reportable segment's revenue grew by 0.1%. Revenue increased by 5.0% from the prior year nine-month period, primarily due to the revenue growth in our Pharmaceutical Distribution Services segment.

        The Pharmaceutical Distribution Services segment's revenue grew by 0.1%, or $0.1 billion primarily due to the onset of COVID-19 in March 2020 when many of our customers increased their purchases in the fiscal quarter ended March 31, 2020, which resulted in fewer purchases in the quarter ended June 30, 2020. The Pharmaceutical Distribution Services segment's revenue grew by 4.8%, or $6.2 billion, from the prior year nine-month period primarily due to the organic growth of some of its largest customers (sales to our largest customer, Walgreens, increased $2.0 billion from the prior year nine-month period), increased specialty pharmaceutical product sales (which generally have higher selling prices), and overall market growth principally driven by unit volume growth and, to a lesser extent, inflationary increases in brand drugs.

        Revenue in Other increased 4.4% from the prior year quarter primarily due to growth at ABCS and World Courier, offset in part by a decrease in revenue at MWI as a result of COVID-19. Revenue in Other increased 9.1% from the prior year nine-month period due to growth at all three operating segments: ABCS, MWI, and World Courier.

        A number of our contracts with customers, including group purchasing organizations, are typically subject to expiration each year. We may lose a significant customer if an existing contract with such customer expires without being extended, renewed, or replaced. During the nine months ended June 30, 2020, no significant contracts expired. Over the next twelve months, there are no significant contracts scheduled to expire. Additionally, from time to time, significant contracts may be terminated in accordance with their terms or extended, renewed, or replaced prior to their expiration dates. If those contracts are extended, renewed, or replaced at less favorable terms, they may also negatively impact our revenue, results of operations, and cash flows.

Gross Profit

	Three months ended June 30,			Nine months ended June 30,
(dollars in thousands)	2020	2019	Change	2020	2019	Change
Pharmaceutical Distribution Services	$906,663	$904,124	0.3%	$2,856,715	$2,774,689	3.0%
Other	328,942	325,562	1.0%	1,039,502	977,045	6.4%
Intersegment eliminations	(3,396)	(142)		(3,975)	(698)
Gain from antitrust litigation settlements	—	3,480		8,546	142,735
LIFO (expense) credit	(6,061)	9,913		(43,195)	79,747
PharMEDium remediation costs	—	(11,698)		(7,135)	(41,943)
PharMEDium shutdown costs	(432)	—		(5,421)	—
New York State Opioid Stewardship Act	—	—		—	22,000
Gross profit	$1,225,716	$1,231,239	(0.4)%	$3,845,037	$3,953,575	(2.7)%

        Gross profit decreased 0.4%, or $5.5 million, from the prior year quarter and 2.7%, or $108.5 million, from the prior year nine-month period. Gross profit was unfavorably impacted by lower gains from antitrust litigation settlements and LIFO expense in comparison to a LIFO credit in the prior year periods and was offset in part by increases in gross profit in Pharmaceutical Distribution Services and Other and lower PharMEDium remediation costs. The decline in the nine-month period was also unfavorably impacted by the prior year reversal of a previously-estimated assessment related to the New York State Opioid Stewardship Act.

        Pharmaceutical Distribution Services' gross profit increased 0.3%, or $2.5 million, from the prior year quarter primarily due to a slight increase in revenue as a result of COVID-19's impact on customer purchases in the current year quarter, as noted above. Pharmaceutical Distribution Services' gross profit increased 3.0%, or $82.0 million, from the prior year nine-month period due to the strong increase in specialty product sales. As a percentage of revenue, Pharmaceutical Distribution Services' gross profit margins were 2.08% and 2.11% in the current year quarter and nine-month period, respectively, flat compared to the prior year quarter and a 4-basis point decline from the prior year nine-month period. The decline in gross profit margin from the prior year nine-month period was primarily due to increased sales to our larger customers, which typically have lower gross profit margins.

        Gross profit in Other increased 1.0%, or $3.4 million, from the prior year quarter primarily due to growth at World Courier and was offset in part by a decrease in gross profit at MWI due to lower revenue. Gross profit in Other increased 6.4%, or $62.5 million, from the prior year nine-month period due to growth at World Courier, MWI, and ABCS. As a percentage of revenue, gross profit margin in Other of 18.17% in the three months ended June 30, 2020 decreased from 18.77% in the prior year quarter. As a percentage of revenue, gross profit margin in Other of 18.78% in the nine months ended June 30, 2020 decreased from 19.27% in the prior year nine-month period.

        We recognized gains from antitrust litigation settlements with pharmaceutical manufacturers of $8.5 million and $142.7 million during the nine months ended June 30, 2020 and 2019, respectively. The gains were recorded as reductions to Cost of Goods Sold (see Note 11 of the Notes to Consolidated Financial Statements).

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

Operating Expenses

	Three months ended June 30,			Nine months ended June 30,
(dollars in thousands)	2020	2019	Change	2020	2019	Change
Distribution, selling, and administrative	$666,885	$656,943	1.5%	$2,046,251	$1,941,564	5.4%
Depreciation and amortization	95,415	107,596	(11.3)%	293,725	353,862	(17.0)%
Employee severance, litigation, and other	58,585	60,006		165,626	156,067
Impairment of PharMEDium assets	—	—		361,652	570,000
Total operating expenses	$820,885	$824,545	(0.4)%	$2,867,254	$3,021,493	(5.1)%

        Distribution, selling, and administrative expenses increased 1.5%, or $9.9 million, compared to the prior year quarter and 5.4%, or $104.7 million, compared to the prior year nine-month period. The increase from the prior year quarter was primarily due to an increase in warehousing and freight costs and was partially offset by lower corporate administrative expenses. The increase in the nine-month period was primarily due to an increase in operating costs to support our revenue growth, an increase in bad debt expense due to our current assessment of the collectibility of trade receivables as a result of the COVID-19 pandemic, and costs incurred in connection with permanently exiting the PharMEDium compounding business, such as contract termination fees, offset in part by operational synergies realized from the integration of H.D. Smith within Pharmaceutical Distribution Services. As a percentage of revenue, distribution, selling, and administrative expenses were 1.47% and 1.45% in the current year quarter and nine-month period, respectively, a 2-basis point increase compared to the prior year quarter and flat compared to the prior year nine-month period.

        Depreciation expense decreased 3.0% and 6.1% from the prior year quarter and nine-month period, respectively, primarily due to the reduction of H.D. Smith depreciable assets in connection with the integration of its operations. Amortization expense decreased 28.0% and 35.3% from the prior year quarter and nine-month period, respectively, primarily due to the fiscal 2020 and 2019 impairments of PharMEDium intangible assets.

        Employee severance, litigation, and other in the three months ended June 30, 2020 included $31.4 million of litigation costs that related to legal fees in connection with opioid lawsuits and investigations, $9.4 million related to our business transformation efforts, $8.3 million of acquisition-related deal and integration costs, $6.5 million of severance costs primarily related to position eliminations resulting from our decision to permanently exit the PharMEDium compounding business, and $2.9 million of other restructuring initiatives. Employee severance, litigation, and other in the three months ended June 30, 2019 included $18.8 million of litigation costs that related to legal fees in connection with opioid lawsuits and investigations, $16.3 million related to our business transformation efforts, $12.3 million of acquisition-related deal and integration costs (primarily related to the integration of H.D. Smith), $10.8 million of severance costs primarily related to PharMEDium restructuring activities, position eliminations resulting from our business transformation efforts and the integration of H.D. Smith, and restructuring activities related to our consulting business, and $1.8 million of other restructuring initiatives.

        Employee severance, litigation, and other in the nine months ended June 30, 2020 included $86.9 million of litigation costs that related to legal fees in connection with opioid lawsuits and investigations, $32.4 million of severance costs primarily related to position eliminations resulting from our decision to permanently exit the PharMEDium compounding business, $26.9 million related to our business transformation efforts, $10.4 million of other restructuring initiatives, and $9.1 million of acquisition-related deal and integration costs. Employee severance, litigation, and other in the nine months ended June 30, 2019 included $47.2 million of litigation costs primarily related to legal fees in connection with opioid lawsuits and investigations, $34.3 million of acquisition-related deal and integration costs (primarily related to the integration of H.D. Smith), $33.1 million related to our business transformation efforts, $29.6 million of severance costs primarily related to PharMEDium restructuring activities, position eliminations resulting from our business transformation efforts and restructuring activities related to our consulting business and the integration of H.D. Smith, and $11.8 million of other restructuring initiatives.

        We recorded a $361.7 million impairment of PharMEDium's assets in the nine months ended June 30, 2020 (see Note 5 of the Notes to Consolidated Financial Statements) and a $570.0 million impairment of PharMEDium's assets in the nine months ended June 30, 2019.

Operating Income

	Three months ended June 30,			Nine months ended June 30,
(dollars in thousands)	2020	2019	Change	2020	2019	Change
Pharmaceutical Distribution Services	$426,643	$411,707	3.6%	$1,381,434	$1,301,948	6.1%
Other	82,875	95,110	(12.9)%	295,614	293,923	0.6%
Intersegment eliminations	(1,996)	(142)		(2,575)	(698)
Total segment operating income	507,522	506,675	0.2%	1,674,473	1,595,173	5.0%

Gain from antitrust litigation settlements	—	3,480		8,546	142,735
LIFO (expense) credit	(6,061)	9,913		(43,195)	79,747
PharMEDium remediation costs	—	(19,344)		(16,165)	(55,736)
PharMEDium shutdown costs	(12,936)	—		(45,406)	—
New York State Opioid Stewardship Act	—	—		—	22,000
Contingent consideration adjustment	—	—		12,153	—
Acquisition-related intangibles amortization	(25,109)	(34,024)		(85,345)	(125,770)
Employee severance, litigation, and other	(58,585)	(60,006)		(165,626)	(156,067)
Impairment of PharMEDium assets	—	—		(361,652)	(570,000)
Operating income	$404,831	$406,694	(0.5)%	$977,783	$932,082	4.9%

        Segment operating income is evaluated before gain from antitrust litigation settlements; LIFO (expense) credit; PharMEDium remediation costs; PharMEDium shutdown costs; New York State Opioid Stewardship Act; contingent consideration adjustment; acquisition-related intangibles amortization; employee severance, litigation, and other; and impairment of PharMEDium assets.

        Pharmaceutical Distribution Services' operating income increased 3.6%, or $14.9 million, from the prior year quarter and 6.1%, or $79.5 million, from the prior year nine-month period. The increase from the prior year quarter was primarily due to lower corporate administrative expenses. The increase from the prior year nine-month period was primarily due to the increase in gross profit, as noted above. As a percentage of revenue, Pharmaceutical Distribution Services' operating income margins were 0.98% and 1.02% in the quarter and nine-month period ended June 30, 2020, respectively, and represented increases of 3 basis points and 1 basis point compared to the prior year periods, respectively.

        Operating income in Other decreased 12.9%, or $12.2 million, from the prior year quarter primarily due to impacts of COVID-19 at MWI. Operating income in Other increased 0.6%, or $1.7 million, from the period year nine-month period due to the increase in gross profit and was substantially offset by an increase in operating expenses, primarily warehousing costs (including incremental COVID-19 expenses) and freight costs.

        Interest expense, net and the respective weighted average interest rates in the quarter ended June 30, 2020 and 2019 were as follows:

	2020		2019
(dollars in thousands)	Amount	Weighted Average Interest Rate	Amount	Weighted Average Interest Rate
Interest expense	$39,177	3.33%	$48,710	3.73%
Interest income	(1,429)	0.21%	(12,789)	1.99%
Interest expense, net	$37,748		$35,921

        Interest expense, net and the respective weighted average interest rates in the nine months ended June 30, 2020 and 2019 were as follows:

	2020		2019
(dollars in thousands)	Amount	Weighted Average Interest Rate	Amount	Weighted Average Interest Rate
Interest expense	$122,761	3.50%	$147,828	3.74%
Interest income	(19,585)	0.92%	(26,462)	1.89%
Interest expense, net	$103,176		$121,366

        Interest expense, net increased 5.1%, or $1.8 million, from the prior year quarter due to a decrease in interest income resulting primarily from a decline in investment interest rates and was substantially offset by a decrease in interest expense. Interest expense, net decreased 15.0%, or $18.2 million, from the prior year nine-month period due to a decline in interest expense primarily due to the adoption of the new lease accounting standard. Prior to October 1, 2019, we recognized interest expense associated with financing obligations in connection with lease construction assets (see Note 1 of the Notes to Consolidated Financial Statements). Upon adoption of the new lease standard as of October 1, 2019, we began recognizing rent expense related to these leases in Distribution, Selling, and Administrative expenses in our Consolidated Statements of Operations. The decrease in interest expense was offset in part by a decrease in interest income as a result of a decline in investment interest rates, which was offset in part by a $1.0 billion increase in invested cash balances compared to the prior year nine-month period.

        Our effective tax rates were 16.5% and (70.1)% for the three and nine months ended June 30, 2020, respectively. Our effective tax rates were 18.6% and 12.2% for the three and nine months ended June 30, 2019, respectively. The effective tax rates in the three months ended June 30, 2020 and 2019 were favorably impacted by our international businesses in Switzerland and Ireland, which have lower income tax rates. The effective tax rate in the nine months ended June 30, 2020 was lower than the U.S. statutory rate due to the tax benefits associated with our decision to permanently exit the PharMEDium compounding business, the CARES Act, and other discrete items (see Note 4 of the Notes to Consolidated Financial Statements) and due to a higher mix of foreign earnings at lower tax rates in Switzerland and Ireland since U.S. earnings were lower principally due to the impairment of PharMEDium's assets (see Note 5 of the Notes to Consolidated Financial Statements) in the nine months ended June 30, 2020. The effective tax rate in the nine months ended June 30, 2019 was lower than the U.S. statutory rate due to a higher mix of foreign earnings at lower tax rates in Switzerland and Ireland since U.S. earnings were lower principally due to the $570.0 million impairment of PharMEDium's assets. The effective tax rate in the nine months ended June 30, 2019 also benefited from a $37.0 million decrease to our finalization of the estimated transition tax liability related to the 2017 Tax Act.

Net income attributable to AmerisourceBergen and diluted earnings per share were significantly higher in the nine months ended June 30, 2020 primarily due to the discrete income tax benefits recognized in the current year.

Liquidity and Capital Resources

        The following table illustrates our debt structure as of June 30, 2020, including availability under the multi-currency revolving credit facility, the receivables securitization facility, the revolving credit note, and the overdraft facility:

(in thousands)	Outstanding Balance	Additional Availability
Fixed-Rate Debt:
$500,000, 3.40% senior notes due 2024	$498,110	$—
$500,000, 3.25% senior notes due 2025	496,819	—
$750,000, 3.45% senior notes due 2027	743,730	—
$500,000, 2.80% senior notes due 2030	493,983	—
$500,000, 4.25% senior notes due 2045	494,676	—
$500,000, 4.30% senior notes due 2047	492,688	—
Nonrecourse debt	79,893	—
Total fixed-rate debt	3,299,899	—

Variable-Rate Debt:
Revolving credit note	—	75,000
Term loan due 2020	399,928	—
Overdraft facility due 2021 (£30,000)	—	37,202
Receivables securitization facility due 2022	350,000	1,100,000
Multi-currency revolving credit facility due 2024	—	1,400,000
Nonrecourse debt	90,524	—
Total variable-rate debt	840,452	2,612,202
Total debt	$4,140,351	$2,612,202

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

        As of June 30, 2020 and September 30, 2019, our cash and cash equivalents held by foreign subsidiaries were $490.1 million and $826.8 million, respectively, and are generally based in U.S. dollar denominated holdings. We have the ability to repatriate the majority of our cash and cash equivalents held by our foreign subsidiaries without incurring additional taxes upon repatriation.

        We have increased seasonal needs related to our inventory build during the December and March quarters that, depending on our cash balance, may require the use of our credit facilities to fund short-term capital needs. Our cash balance in the nine months ended June 30, 2020 and 2019 were supplemented by intra-period credit facility borrowings to cover short-term working capital needs. The largest amount of intra-period borrowings under our revolving and securitization credit facilities that was outstanding at any one time during the nine months ended June 30, 2020 and 2019 was $39.6 million and $240.6 million, respectively. We had $117.4 million and $573.7 million of cumulative intra-period borrowings that were repaid under our credit facilities during the nine months ended June 30, 2020 and 2019, respectively.

In May 2020, we issued $500 million of 2.80% senior notes due May 15, 2030 (the "2030 Notes"). The 2030 Notes were sold at 99.71% of the principal amount and have an effective yield of 2.81%. Interest on the 2030 Notes is payable semi-annually in arrears, commencing on November 15, 2020.

We used the proceeds from the 2030 Notes to finance the early retirement of the $500 million of 3.50% senior notes that were due in 2021 and made a $21.4 million prepayment premium in connection with this early retirement.

        We have a $1.4 billion multi-currency senior unsecured revolving credit facility ("Multi-Currency Revolving Credit Facility"), which is scheduled to expire in September 2024, with a syndicate of lenders. Interest on borrowings under the Multi-Currency Revolving Credit Facility accrues at specified rates based on our debt rating and ranges from 70 basis points to 112.5 basis points over CDOR/LIBOR/EURIBOR/Bankers Acceptance Stamping Fee, as applicable (91 basis points over CDOR/LIBOR/EURIBOR/Bankers Acceptance Stamping Fee as of June 30, 2020) and from 0 basis points to 12.5 basis points over the alternate base rate and Canadian prime rate, as applicable. We pay facility fees to maintain the availability under the Multi-Currency Revolving Credit Facility at specified rates based on our debt rating, ranging from 5 basis points to 12.5 basis points, annually, of the total commitment (9 basis points as of June 30, 2020). We may choose to repay or reduce our commitments under the Multi-Currency Revolving Credit Facility at any time. The Multi-Currency Revolving Credit Facility contains covenants, including compliance with a financial leverage ratio test, as well as others that impose limitations on, among other things, indebtedness of subsidiaries and asset sales, with which we were compliant as of June 30, 2020.

        We have a commercial paper program whereby we may from time to time issue short-term promissory notes in an aggregate amount of up to $1.4 billion at any one time. Amounts available under the program may be borrowed, repaid, and re-borrowed from time to time. The maturities on the notes will vary, but may not exceed 365 days from the date of issuance. The notes will bear interest, if interest bearing, or will be sold at a discount from their face amounts. The commercial paper program does not increase our borrowing capacity as it is fully backed by our Multi-Currency Revolving Credit Facility. There were no borrowings outstanding under our commercial paper program as of June 30, 2020.

        We have a $1,450 million receivables securitization facility ("Receivables Securitization Facility"), which is scheduled to expire in September 2022. We have available to us an accordion feature whereby the commitment on the Receivables Securitization Facility may be increased by up to $250 million, subject to lender approval, for seasonal needs during the December and March quarters. Interest rates are based on prevailing market rates for short-term commercial paper or LIBOR plus a program fee. We pay a customary unused fee at prevailing market rates, annually, to maintain the availability under the Receivables Securitization Facility. The Receivables Securitization Facility contains similar covenants to the Multi-Currency Revolving Credit Facility, with which we were compliant as of June 30, 2020.

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

        In October 2018, our board of directors authorized a share repurchase program allowing us to purchase up to $1.0 billion of outstanding shares of our common stock, subject to market conditions. During the nine months ended June 30, 2020, we purchased $405.6 million of our common stock, which excluded $14.8 million of September 2019 purchases that cash settled in October 2019. As of June 30, 2020, we had $55.5 million of availability remaining under this program.

In May 2020, our board of directors authorized a new share repurchase program allowing us to purchase up to $500 million of our outstanding shares of common stock, subject to market conditions.

        We have market risk exposure to interest rate fluctuations relating to our debt. We manage interest rate risk by using a combination of fixed-rate and variable-rate debt. The amount of variable-rate debt fluctuates during the year based on our working capital requirements. We had $840.5 million of variable-rate debt outstanding as of June 30, 2020. We periodically evaluate financial instruments to manage our exposure to fixed and variable interest rates. However, there are no assurances that such instruments will be available in the combinations we want and/or on terms acceptable to us. There were no such financial instruments in effect as of June 30, 2020.

        We also have market risk exposure to interest rate fluctuations relating to our cash and cash equivalents. We had $3,420.3 million in cash and cash equivalents as of June 30, 2020. The unfavorable impact of a hypothetical decrease in interest rates on cash and cash equivalents would be partially offset by the favorable impact of such a decrease on variable-rate debt.

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

The following is a summary of our contractual obligations for future principal and interest payments on our debt, minimum rental payments on our noncancellable operating leases, and minimum payments on our other commitments as of June 30, 2020:

Payments Due by Period (in thousands)	Debt, Including Interest Payments	Operating Leases	Other Commitments	Total
Within 1 year	$637,825	$117,963	$87,857	$843,645
1-3 years	632,614	220,777	62,777	916,168
4-5 years	1,221,825	183,369	84,164	1,489,358
After 5 years	3,293,437	406,238	58,276	3,757,951
Total	$5,785,701	$928,347	$293,074	$7,007,122

        The 2017 Tax Act requires a one-time transition tax to be recognized on historical foreign earnings and profits. We expect to pay $182.6 million, net of overpayments and tax credits, related to the transition tax as of June 30, 2020, which is payable in installments over a six-year period commencing in January 2021. The transition tax commitment is included in "Other Commitments" in the above table.

        Our liability for uncertain tax positions was $112.8 million (including interest and penalties) as of June 30, 2020. This liability represents an estimate of tax positions that we have taken in our tax returns which may ultimately not be sustained upon examination by taxing authorities. Since the amount and timing of any future cash settlements cannot be predicted with reasonable certainty, the estimated liability has been excluded from the above contractual obligations table.

        During the nine months ended June 30, 2020, our operating activities provided cash of $907.8 million in comparison to $1,671.2 million in the prior year period. Cash provided by operations during the nine months ended June 30, 2020 was principally the result of net income of $1,444.9 million, non-cash items of $822.0 million, and an increase in accounts payable of $824.1 million, offset in part by increases in inventories of $910.8 million, income taxes receivable of $590.2 million, and accounts receivable of $436.2 million. The non-cash items were comprised primarily of a $361.7 million impairment of PharMEDium's assets (see Note 5 of the Notes to Consolidated Financial Statements), $215.2 million of depreciation expense, and $93.8 million of amortization expense. The increase in accounts payable was primarily driven by the increase in our inventories and the timing of scheduled payments to suppliers. The increase in income taxes receivable was the result of a benefit recorded in connection with certain discrete items (see Note 4 of the Notes to Consolidated Financial Statements). The increase in accounts receivable was the result of the timing of payments from our customers.

        During the nine months ended June 30, 2019, our operating activities provided $1,671.2 million of cash. Cash provided by operations during the nine months ended June 30, 2019 was principally the result of an increase in accounts payable of $964.7 million, non-cash items of $957.2 million, and net income of $721.8 million, offset in part by an increases in accounts receivable of $672.7 million and inventories of $280.1 million. The increase in accounts payable was primarily driven by the increase in inventories and the timing of scheduled payments to suppliers. The noncash items were comprised primarily of a $570.0 million impairment of PharMEDium's long-lived assets, $246.3 million of depreciation expense, and $137.8 million of amortization expense. The increase in accounts receivable was the result of our revenue growth and the timing of payments from our customers. The increase in our inventories as of June 30, 2019 reflects the increase in business volume.

        We use days sales outstanding, days inventory on hand, and days payable outstanding to evaluate our working capital performance. The below financial metrics are calculated based upon a quarterly average and can be impacted by the timing of cash receipts and disbursements, which can vary significantly depending upon the day of the week on which the month ends.

	Three months ended June 30,		Nine months ended June 30,
	2020	2019	2020	2019
Days sales outstanding	25.3	25.1	24.8	25.2
Days inventory on hand	31.2	28.0	29.2	28.6
Days payable outstanding	58.9	57.7	58.0	58.1

        Our cash flows from operating activities can vary significantly from period to period based upon fluctuations in our period-end working capital account balances. Additionally, any changes to payment terms with a significant customer or manufacturer supplier could have a material impact to our cash flows from operations. Operating cash flows during the nine months ended June 30, 2020 included $125.4 million of interest payments and $120.7 million of income tax payments, net of refunds. Operating cash flows during the nine months ended June 30, 2019 included $137.6 million of interest payments and $94.3 million of income tax payments, net of refunds.

        Capital expenditures for the nine months ended June 30, 2020 and 2019 were $251.1 million and $230.8 million, respectively. Significant capital expenditures in the nine months ended June 30, 2020 and 2019 included costs associated with various technology initiatives, including costs related to enhancing and upgrading our primary information technology operating systems. We currently expect to invest approximately $375 million for capital expenditures during fiscal 2020.

        Net cash used in financing activities in the nine months ended June 30, 2020 principally resulted from $420.4 million in purchases of our common stock and $256.8 million in cash dividends paid on our common stock. Net cash used in financing activities in the nine months ended June 30, 2019 principally resulted from $522.8 million in purchases of our common stock and $255.1 million in cash dividends paid on our common stock.

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

Changes in Internal Control over Financial Reporting

        During the third quarter of fiscal 2020, there was no change in AmerisourceBergen Corporation’s internal control over financial reporting that materially affected, or is reasonably likely to materially affect, internal control over financial reporting.

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

We also face risks related to our employees' health and the impact it may have on operations. Certain of our employees have contracted COVID-19 which resulted in our decision to temporarily close, and subsequently reopen, a small number of our distribution centers in accordance with our internal protocols. We have implemented measures designed to keep our employees safe and have protocols in place to address business continuity issues at our distribution centers and other locations, but a widespread or sustained outbreak of COVID-19 at one or more locations could disrupt our ability to service our customers.

Since April 2020, COVID-19 has adversely impacted and may continue to adversely impact our revenue, results of operations, and cash flows. For instance, demand for certain animal health products in our MWI business has declined during the COVID-19 pandemic, and we believe that this reduced demand may continue as customers reduce or postpone purchases viewed as discretionary. We also face risks related to a downturn in our customers' respective businesses, including the operations of our retail pharmacy and health systems customers. An economic slowdown or recession related to COVID-19 may affect our customers' ability to obtain credit to finance their business on acceptable terms, which could result in reduced spending on our products and services.

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

ITEM 2.  Unregistered Sales of Equity Securities and Use of Proceeds

(c) Issuer Purchases of Equity Securities

        The following table sets forth the number of shares purchased, the average price paid per share, the total number of shares purchased as part of publicly announced programs, and the approximate dollar value of shares that may yet be purchased under the programs during each month in the third quarter ended June 30, 2020. See Note 7. Stockholders' Equity and Earnings per Share contained in "Notes to Condensed Consolidated Financial Statements" in Part I, Item 1 of this Quarterly Report on Form 10-Q for additional information.

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Programs	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Programs
April 1 to April 30	—	$—	—	$68,813,634
May 1 to May 31	159,247	$83.49	159,247	$555,518,116
June 1 to June 30	784	$95.15	—	$555,518,116
Total	160,031		159,247

ITEM 3.  Defaults Upon Senior Securities

None.

ITEM 4.  Mine Safety Disclosures

Not applicable.

ITEM 5.  Other Information

None.

ITEM 6.  Exhibits

        (a)         Exhibits:

Exhibit Number	Description

4.1
Ninth Supplemental Indenture, dated May 19, 2020, by and between Registrant and U.S. Bank National Association (including Form of 2.800% Senior Note due 2030) (incorporated by reference to Exhibit 4.1 to the Registrant's Current Report on Form 8-K filed on May 19, 2020).

31.1	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer.

31.2	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer.

32	Section 1350 Certifications of Chief Executive Officer and Chief Financial Officer.

101	Financial statements from the Quarterly Report on Form 10-Q of AmerisourceBergen Corporation for the quarter ended June 30, 2020, formatted in Inline Extensible Business Reporting Language (iXBRL): (i) the Consolidated Balance Sheets, (ii) the Consolidated Statements of Operations, (iii) the Consolidated Statements of Comprehensive Income, (iv) the Consolidated Statements of Changes in Stockholders' Equity, (v) the Consolidated Statements of Cash Flows, and (vi) the Notes to Consolidated Financial Statements.

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).

SIGNATURES

        Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

AMERISOURCEBERGEN CORPORATION

August 5, 2020	/s/ Steven H. Collis
Steven H. Collis
Chairman, President & Chief Executive Officer

August 5, 2020	/s/ James F. Cleary
James F. Cleary
Executive Vice President & Chief Financial Officer