Form 10-K
period 2020-09-30
AMERISOURCEBERGEN CORP
filed 2020-11-19
CIK 1140859

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-K

☑   ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE FISCAL YEAR ENDED September 30, 2020

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
Large accelerated filer ☑  Accelerated filer ☐  Non-accelerated filer ☐  Smaller reporting company ☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C.7262(b)) by the registered public accounting firm that prepared or issued its audit report.☑
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Securities Exchange Act of 1934). Yes ☐ No ☑
The aggregate market value of voting stock held by non-affiliates of the registrant on March 31, 2020 based upon the closing price of such stock on the New York Stock Exchange on March 31, 2020 was $10,238,925,461.
The number of shares of common stock of AmerisourceBergen Corporation outstanding as of October 31, 2020 was 204,249,747.
Documents Incorporated by Reference
    Portions of the following document are incorporated by reference in the Part of this report indicated below:
    Part III — Registrant's Proxy Statement for the 2021 Annual Meeting of Stockholders.

PART I

ITEM 1.    BUSINESS
As used herein, the terms "Company," "AmerisourceBergen," "we," "us," or "our" refer to AmerisourceBergen Corporation, a Delaware corporation.
    AmerisourceBergen is one of the largest global pharmaceutical sourcing and distribution services companies, helping both healthcare providers and pharmaceutical and biotech manufacturers improve patient access to products and enhance patient care. We deliver innovative programs and services designed to increase the effectiveness and efficiency of the pharmaceutical supply chain in both human and animal health. More specifically, we distribute a comprehensive offering of brand-name, specialty brand-name, and generic pharmaceuticals, over-the-counter healthcare products, home healthcare supplies and equipment, and related services to a wide variety of healthcare providers located in the United States and select global markets, including acute care hospitals and health systems, independent and chain retail pharmacies, mail order pharmacies, medical clinics, long-term care and alternate site pharmacies, physician practices, medical and dialysis clinics, veterinarians, and other customers. Additionally, we furnish healthcare providers and pharmaceutical manufacturers with an assortment of related services, including data analytics, outcomes research, reimbursement and pharmaceutical consulting services, niche premium logistics services, inventory management, pharmacy automation, pharmacy management, and packaging solutions.
Industry Overview
Pharmaceutical sales in the United States, as recently estimated by IQVIA, an independent third-party provider of information to the pharmaceutical and healthcare industry, are expected to grow at a compound annual growth rate of approximately 3.4% from 2019 through 2024, and the growth rate is dependent, in part, on pharmaceutical manufacturer price increases. In addition to general economic conditions, factors that impact the growth of the pharmaceutical industry in the United States and other industry trends include:
Aging Population. The number of individuals age 65 and over in the United States is expected to exceed 63 million by 2024 and is the most rapidly growing segment of the population. This age group suffers from more chronic illnesses and disabilities than the rest of the population and accounts for a substantial portion of total healthcare expenditures in the United States.
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

Legislative Developments. In 2010, the federal government enacted major health reform legislation designed to expand access to health insurance, which increased the number of people in the United States who are eligible to be reimbursed for all or a portion of prescription drug costs. The health reform law provides for sweeping changes to Medicare and Medicaid policies (including drug reimbursement policies), expanded disclosure requirements regarding financial arrangements within the healthcare industry, enhanced enforcement authority to prevent fraud and abuse, and new taxes and fees on pharmaceutical and medical device manufacturers. Subsequent legislation and rules promulgated by government agencies have made additional changes to federal drug payment policies. These policies and other legislative developments (including potential revisions to or repeal of any portions of the health reform legislation) may affect our businesses directly and/or indirectly (see Government Regulation on page 6 and the risk factor titled Legal, regulatory, and legislative changes with respect to reimbursement, pricing, and contracting may adversely affect our business and results of operations, including through declining reimbursement rates on page 12 for further details).
COVID-19 Pandemic. In March 2020, the World Health Organization ("WHO") declared a global pandemic attributable to the outbreak and continued spread of COVID-19. In connection with the mitigation and containment procedures recommended by the WHO and imposed by federal, state, and local governmental authorities, we implemented measures designed to keep our employees safe and address business continuity issues at our distribution centers and other locations. We continue to evaluate and plan for the potential effects of a prolonged disruption and the related impacts on our revenue, results of operations, and cash flows. These items include, but are not limited to, the financial condition of our customers and the realization of accounts receivable, decreased availability and demand for our products and services, and delays related to current and future projects. While our operational and financial performance may be significantly impacted by COVID-19, it is not possible for us to predict the duration or magnitude of the outbreak and whether it could have a material adverse impact on the Company's financial position, results of operations, or cash flows (see Risk Factor - We face risks related to health epidemics and pandemics, and the continued spread of COVID-19 is adversely affecting our business).
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
Strategy
Our business strategy is focused on the global pharmaceutical supply channel where we provide value-added distribution and global commercialization services to healthcare providers (primarily pharmacies, health systems, medical and dialysis clinics, physicians, and veterinarians) and pharmaceutical manufacturers that improve channel efficiencies and patient outcomes. Implementing this disciplined and focused strategy in a seamless and unified way has allowed us to significantly expand our business, and we believe we are well positioned to grow revenue and increase operating income through the execution of the following key elements of our business strategy:
•Optimize and Grow Our Pharmaceutical Distribution and Strategic Global Sourcing Businesses.  We believe we are well positioned in size and market breadth to continue to grow our distribution businesses as we invest to improve our operating and capital efficiencies. Distribution, including specialty pharmaceuticals, anchors our growth and position in the pharmaceutical supply channel as we provide superior distribution services and deliver value-added solutions, which improve the efficiency and competitiveness of both healthcare providers and pharmaceutical manufacturers, thus allowing the pharmaceutical supply channel to better deliver healthcare to patients.

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

•Optimize and Grow Our Global Commercialization Services and Animal Health Businesses.  Our consulting service businesses help global pharmaceutical and biotechnology manufacturers commercialize their products. We believe we are the largest provider of reimbursement services that assist pharmaceutical companies in supporting access to branded drugs. We also provide outcomes research, contract field staffing, patient assistance and copay assistance programs, adherence programs, risk mitigation services, and other market access programs to pharmaceutical companies. World Courier is a leading global specialty transportation and logistics provider for the biopharmaceutical industry. World Courier further strengthens our service offerings to global pharmaceutical manufacturers and provides an established platform for the introduction of our specialty services outside North America. MWI Animal Health (“MWI”) sells pharmaceuticals, vaccines, parasiticides, diagnostics, micro feed ingredients, and various other products to customers in both the companion animal and production animal markets. MWI also offers its customers a variety of value-added services, including its e-commerce platform, technology management systems, pharmacy fulfillment, inventory management system, equipment procurement consultation, special order fulfillment, and educational seminars, which we believe closely integrate MWI with its customers' day-to-day operations and provide them with meaningful incentives to continue doing business with MWI. We continue to seek opportunities to expand our offerings in our Global Commercialization Services and Animal Health businesses.

•Acquisitions. In order to grow our core strategic offerings and to enter related markets, we have acquired and invested in businesses and will continue to consider additional acquisitions and investments.

•Divestitures. In order to allow us to concentrate on our strategic focus areas, we have divested certain non-core businesses and may, from time to time, consider additional divestitures. In January 2020, we decided to permanently exit the PharMEDium Healthcare Holdings LLC’s ("PharMEDium") compounding business, and, as a result, the Company ceased all commercial and administrative operations related to this business in fiscal 2020. The decision to permanently exit the PharMEDium business was due to a number of factors including, but not limited to, ongoing operational, regulatory, and commercial challenges.
Operations
    Operating Structure. We are organized based upon the products and services we provide to our customers. Our operations as of September 30, 2020 are comprised of the Pharmaceutical Distribution Services reportable segment and other operating segments that are not significant enough to require separate reportable segment disclosure, and, therefore, have been included in Other for the purpose of reportable segment presentation.
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
Sales and Marketing. The majority of Pharmaceutical Distribution Services’ sales force is led nationally, with geographic focus and specialized by either healthcare provider type or size. Customer service representatives are centralized in order to respond to customer needs in a timely and effective manner. Pharmaceutical Distribution Services also has support professionals focused on its various technologies and service offerings. Pharmaceutical Distribution Services’ sales teams also serve national account customers through close coordination with local distribution centers and ensure that our customers are receiving service offerings that meet their needs. Our other operating segments each have independent sales forces that specialize in their respective product and service offerings. In addition, we have an enterprise-wide marketing team that coordinates branding and all other marketing activities across the Company.
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
Our two largest customers, Walgreens Boots Alliance, Inc. ("WBA") and Express Scripts, Inc. ("Express Scripts"), accounted for approximately 33% and approximately 12%, respectively, of revenue in the fiscal year ended September 30, 2020. Our top 10 customers, including governmental agencies and group purchasing organizations ("GPO"), represented approximately 64% of revenue in the fiscal year ended September 30, 2020. The loss of any major customer or GPO relationship could adversely affect future revenue and results of operations. Additionally, from time to time, significant contracts may be terminated in accordance with their terms or extended, renewed, or replaced prior to their expiration dates. If those contracts are not renewed or are extended, renewed, or replaced at less favorable terms, they may negatively impact our revenue, results of operations, and cash flows.
    Suppliers. We obtain pharmaceutical and other products from manufacturers, none of which accounted for 10% or more of our purchases in the fiscal year ended September 30, 2020. The loss of a supplier could adversely affect our business if alternate sources of supply are unavailable since we are committed to be the primary source of pharmaceutical products for a majority of our customers. We believe that our relationships with our suppliers are strong. The 10 largest suppliers in fiscal year ended September 30, 2020 accounted for approximately 46% of our purchases.
Information Systems. The Pharmaceutical Distribution Services operating segment recently transitioned its key specialty distribution businesses onto its primary enterprise resource planning ("ERP") system. As a result, the pharmaceutical distribution facilities in the United States all now operate under a single ERP system. Pharmaceutical Distribution Services’

ERP system provides for, among other things, electronic order entry by customers, invoice preparation and purchasing, and inventory tracking. All of our other operating segments operate the majority of their businesses on their own common operating systems resulting in the ability to rapidly deploy new capabilities. We continue to make investments to enhance and upgrade the operating systems utilized by our other operating segments.
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
Pharmaceutical Distribution Services has made significant investments in its electronic ordering systems. Pharmaceutical Distribution Services’ systems are intended to strengthen customer relationships by helping customers to reduce operating costs, and by providing them a platform for a number of the basic and value-added services, including product demand data, inventory replenishment, single-source billing, third-party claims processing, real-time price and incentive updates, and price labels.
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

Human Capital
We aspire to create healthier futures and accelerate business results by inspiring the best and brightest global talent across all dimensions of diversity to perform at their full potential. As of September 30, 2020, we had approximately 22,000 employees, of which approximately 21,000 were full-time employees. More than 56% of our workforce is comprised of women, 49% is comprised of individuals with ethnically diverse backgrounds, and 30% of our Board of Directors are women. Additionally, our Executive Management Committee is made up of 43% women.

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
The U.S. Drug Enforcement Administration ("DEA"), the U.S. Food and Drug Administration ("FDA"), the U.S. Department of Justice ("DOJ"), and various other federal and state authorities regulate the purchase, storage, and/or distribution of pharmaceutical products, including controlled substances. Wholesale distributors of controlled substances must hold valid DEA licenses, meet various security and operating standards, and comply with regulations governing the sale, marketing, packaging, holding, and distribution of controlled substances.
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
In recent years, some states have passed or proposed laws and regulations that are intended to protect the safety of the pharmaceutical supply channel. These laws and regulations are designed to prevent the introduction of counterfeit, diverted, adulterated, or mislabeled pharmaceuticals into the distribution system. At the federal level, the supply chain security legislation known as the Drug Quality and Security Act (“DQSA”) became law in 2013. The DQSA establishes federal traceability standards requiring drugs to be labeled and tracked at the lot level, preempts state drug pedigree requirements, and will require all supply-chain stakeholders to participate in an electronic, interoperable prescription drug traceability system. The DQSA also establishes requirements for drug wholesale distributors and third-party logistics providers, including licensing requirements applicable in states that had not previously licensed third-party logistics providers. We expect that the FDA, and eventually comparable state agencies, will promulgate implementing regulations governing wholesale distributor and third-party logistics providers. There can be no assurance that we are fully compliant with the DQSA requirements, or with additional related state regulatory and licensing requirements, and any failure to comply may result in suspension or delay of certain operations and additional costs to bring our operations into compliance. These and other requirements will continue to increase the cost of our operations.
    The regulation of public and private health insurance and benefit programs can also affect our business and scrutiny of the healthcare delivery and reimbursement systems in the United States can be expected to continue at both the state and federal levels. This process may result in additional legislation and/or regulation governing the production, delivery, or pricing of pharmaceutical products and other healthcare services. In addition, changes in the interpretations of existing regulations may result in significant additional compliance costs or the discontinuation of our ability to continue to operate certain of our distribution centers, which may have a material adverse effect on our financial condition and results of operations.
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
The Health Information Technology for Economic and Clinical Health Act ("HITECH Act") strengthened federal privacy and security provisions governing protected health information. Among other things, the HITECH Act expanded certain aspects of the HIPAA privacy and security rules, imposed new notification requirements related to health data security breaches, broadened the rights of the U.S. Department of Health and Human Services ("HHS") to enforce HIPAA, and directed HHS to publish more specific security standards. In January 2013, the Office for Civil Rights of HHS published the HIPAA omnibus final rule ("HIPAA Final Rule"), which amended certain aspects of the HIPAA privacy, security, and enforcement rules pursuant to the HITECH Act, extending certain HIPAA obligations to business associates and their subcontractors. Certain components of our business act as "business associates" within the meaning of HIPAA and are subject to these additional obligations under the HIPAA Final Rule.
Some of our businesses collect, maintain, and/or access other personal information (including sensitive personal information) that is subject to federal and state laws protecting such information, in addition to the requirements of HIPAA, the HITECH Act, and the implementing regulations. Personally identifiable information is also highly regulated in many other countries in which we operate. As such regulations continue to evolve, we must comply with applicable privacy and security requirements of these countries, including but not limited to those in the European Union. Most notably certain aspects of our business are subject to the European Union's General Data Protection Regulation ("GDPR") which became effective on May 25, 2018, the California Consumer Protection Act ("CCPA"), which became effective on January 1, 2020, and Brazil's new General Data Protection Law (Lei Geral de Proteção de Dados Pessoais) – Law No. 13,709/208 ("LGPD") which became effective in August 2020. We have implemented a privacy and information security compliance program to facilitate our ongoing efforts to comply with the applicable privacy laws and regulations. There can be no assurances that compliance with these requirements will not impose new costs on our business.
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
Industry and Economic Risks
Our results of operations could be adversely impacted by manufacturer pricing changes.
In fiscal 2020, we continued to experience unfavorable brand and generic pharmaceutical pricing trends, which negatively impacted our Pharmaceutical Distribution Services reportable segment profit and our consolidated operating earnings. We expect these trends to continue in fiscal 2021, which could have an adverse effect on our results of operations.

    Our contractual arrangements with pharmaceutical manufacturers for the purchase of brand pharmaceutical products generally use wholesale acquisition cost ("WAC") as the reference price. We sell brand pharmaceutical products to many of our customers using WAC as the reference price and to other customers based on their negotiated contract price. If manufacturers change their pricing policies or practices with regard to WAC or if prices charged by manufacturers do not align with prices negotiated to be paid by our customers, and we are unable to negotiate alternative ways to be compensated by manufacturers or customers for the value of our services, our results of operations could be adversely affected. Additionally, there are a number of government policy initiatives being considered which, if enacted, could directly or indirectly regulate or impact WAC prices. If such initiatives are passed or finalized and we are unable to negotiate equitable changes with our suppliers and/or customers, our results of operations could be adversely impacted.

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
Most of our customers buy pharmaceuticals and other products and services from us on credit. Credit is made available to customers based upon our assessment and analysis of creditworthiness. Although we often try to obtain a security interest in assets and other arrangements intended to protect our credit exposure, we generally are either subordinated to the position of the primary lenders to our customers or substantially unsecured. Volatility of the capital and credit markets, general economic conditions, and regulatory changes, including changes in reimbursement, may adversely affect the solvency or creditworthiness of our customers. The COVID-19 pandemic has increased volatility of the capital and credit markets and has led to a general worsening of economic conditions, which has put financial pressure on many of our customers and may threaten certain customers’ ability to maintain liquidity sufficient to repay their obligations to us as they become due. The bankruptcy, insolvency, or other credit failure of any customer that has a substantial amount owed to us could have a material adverse effect on our operating revenue and results of operations. As of September 30, 2020, our two largest trade receivable balances due from customers represented approximately 47% and 7% of accounts receivable, net.

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
Our operations and performance depend on economic conditions in the United States and other countries where we do business. Deterioration in general economic conditions could adversely affect the amount of prescriptions that are filled and the amount of pharmaceutical products purchased by consumers and, therefore, could reduce purchases by our customers, which would negatively affect our revenue growth and cause a decrease in our profitability. Negative trends in the general economy, including interest rate fluctuations, financial market volatility, or credit market disruptions, may also affect our customers' ability to obtain credit to finance their businesses on acceptable terms and reduce discretionary spending on health products. Reduced purchases by our customers or changes in payment terms could adversely affect our revenue growth and cause a decrease in our cash flow from operations. Bankruptcies or similar events affecting our customers may cause us to incur bad debt expense at levels higher than historically experienced. Declining economic conditions may also increase our costs. If the economic conditions in the United States or in the countries where we do business deteriorate, our results of operations or financial condition could be adversely affected.
Business and Operational Risks
Our revenue, results of operations, and cash flows may suffer upon the loss, or renewal at less favorable terms, of a significant customer or group purchasing organization.
WBA accounted for approximately 33% of our revenue in the fiscal year ended September 30, 2020. Express Scripts accounted for approximately 12% of our revenue in the fiscal year ended September 30, 2020. Our top ten customers, including governmental agencies and GPOs, represented approximately 64% of revenue in the fiscal year ended September 30, 2020. We may lose a significant customer or GPO relationship if any existing contract with such customer or GPO expires without being extended, renewed, renegotiated or replaced or is terminated by the customer or GPO prior to expiration, to the extent such early termination is permitted by the contract. A number of our contracts with significant customers or GPOs are typically subject to expiration each year and we may lose any of these customers or GPO relationships if we are unable to extend, renew, renegotiate or replace the contracts. The loss of any significant customer or GPO relationship could adversely affect our revenue, results of operations, and cash flows. Additionally, from time to time, significant contracts may be renewed or modified prior to their expiration date in furtherance of our strategic objectives. If those contracts are renewed or modified at less favorable terms, they may also negatively impact our revenue, results of operations, and cash flows.
The anticipated ongoing strategic and financial benefits of our relationship with WBA may not be realized.
In May 2016, we extended to 2026 our strategic arrangement with WBA - specifically, our distribution agreement under which we distribute drugs to Walgreens pharmacies and our generics purchasing services arrangement under which

Walgreens Boots Alliance Development GmbH ("WBAD") provides a variety of services, including negotiating acquisition pricing with generic manufacturers on our behalf. This reflected our expectation that partnering strategically with WBA would result in various benefits including, among other things, continued cost savings as a result of our generics purchasing services arrangement with WBAD, as well as the potential for exploring innovation together and sharing best practices. The processes and initiatives needed to achieve and maintain these benefits are complex, costly, and time-consuming. Achieving the anticipated benefits from the arrangement on an ongoing basis is subject to a number of significant challenges and uncertainties, including: the potential inability to realize and/or delays in realizing potential benefits resulting from participation in our generics purchasing services arrangement with WBAD, including improved generic drug pricing and terms, improved service fees from generic manufacturers, cost savings, innovations, or other benefits due to its inability to negotiate successfully with generic manufacturers or otherwise to perform as expected; the potential disruption of our plans and operations as a result of the terms under which we extended the duration of the distribution agreement and generics purchasing services agreement, including any disruption of our cash flow and ability to return value to our stockholders in accordance with our past practices and any reduction in our operational, strategic or financial flexibility; potential changes in supplier relationships and terms; unexpected or unforeseen costs, fees, expenses and charges incurred by us related to the transaction or the overall strategic relationship; changes in the economic terms under which we distribute pharmaceuticals to WBA, including changes necessitated by changing market conditions or other unforeseen developments that may arise during the term of the distribution agreement, to the extent that any such changes are not offset by other financial benefits that we are able to obtain through collaboration in other aspects of our strategic relationship with WBA; and any potential issues that could impede our ability to continue to work collaboratively with WBA in an efficient and effective manner in furtherance of the anticipated strategic and financial benefits of the relationship.

In addition, WBA has the right, but not the obligation, under the transactions contemplated by the Framework and Shareholder Agreements dated March 18, 2013 to make certain additional investments in our common stock. WBA also has the right to sell any of the shares of our common stock that it has acquired so long as WBA has held the shares beyond the requisite dates specified in the Shareholder Agreement. Any sales in the public market of common stock currently held by WBA or acquired by WBA pursuant to open market purchases could adversely affect prevailing market prices of our common stock. We could also encounter unforeseen costs, circumstances, or issues with respect to the transactions and collaboration we anticipate pursuing with WBA. Many of these potential circumstances are outside of our control and any of them could result in increased costs, decreased revenue, decreased benefits and the diversion of management time and attention. If we are unable to achieve any of our objectives, the expected future benefits may not be realized fully or may take longer to realize than expected, which could have a material adverse impact on our business, financial condition, and results of operations.

A disruption in our distribution or generic purchasing services arrangements with WBA could adversely affect our business and financial results.
We are the primary distributor of pharmaceutical products for WBA. If our operations are seriously disrupted for any reason deemed within our control, we may have an obligation to pay or credit WBA for failure to supply products. In addition, upon the expiration or termination of the distribution agreement or generics purchasing services arrangement, there can be no assurance that we or WBA will be willing to renew, on terms favorable to us or at all.
Our generic pharmaceutical program has also benefited from the generics purchasing services arrangement with WBA. If the operations of WBA are seriously disrupted for any reason, whether by the global coronavirus ("COVID-19") pandemic, natural disaster, labor disruption, regulatory or governmental action, or otherwise, it could adversely affect our business and our sales and profitability. Moreover, if the economic benefits we are able to obtain through the generics purchasing services arrangement with WBA decline due to changes in market conditions or other changes impacting the fees and rebates that generic manufacturers make available through the arrangement, our margins and results of operations could also be adversely affected.
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
We are subject to operational and logistical risks that might not be covered by insurance.

We have distribution centers and facilities located in the United States and throughout the world. Our business exposes us to risks that are inherent in the distribution of pharmaceuticals and the provision of related services, including with respect to cold chain storage and shipping. We anticipate that the volume of cold chain storage and shipping may increase due to the COVID-19 pandemic, as we assist with the strategic national stockpile as well as possible distribution of COVID-19 vaccines. Although we seek to maintain adequate insurance coverage, coverage on acceptable terms might be unavailable, or coverage might not cover our losses or may require large deductibles. Uninsured losses or operational losses that result in large deductible payments in order to receive insurance coverage might have an adverse impact on our business operations and our financial position or results of operations.

Litigation and Regulatory Risks

Increasing governmental efforts to regulate the pharmaceutical supply channel may increase our costs and reduce our profitability.

The healthcare industry in the United States is highly regulated at the federal and state levels. There have been increasing efforts by Congress and state and federal agencies, including state boards of pharmacy, departments of health, and the FDA, to regulate the pharmaceutical distribution system. Regulation of pharmaceutical distribution is intended to prevent diversion and the introduction of counterfeit, adulterated, and/or mislabeled drugs into the pharmaceutical distribution system. Consequently, we are subject to the risk of changes in various federal and state laws, which include operating and security standards of the DEA, the FDA, various state boards of pharmacy and comparable agencies. In recent years, some states have passed or proposed laws and regulations that are intended to protect the safety and security of the supply channel but that also may substantially increase the costs and burden of pharmaceutical distribution.
At the federal level, the DQSA establishes federal traceability standards requiring drugs to be labeled and tracked at the bottle level, preempts state drug pedigree requirements, and will require all supply-chain stakeholders to participate in an electronic, interoperable prescription drug traceability system by November 2023. The DQSA, and in particular Title II of the DQSA, the Drug Supply Chain Security Act ("DSCSA") also established requirements for drug wholesale distributors and third-party logistics providers, including licensing requirements applicable in states that had not previously licensed third-party logistics providers.
There can be no assurance that we are fully compliant with the DQSA requirements, including the DSCSA requirements, or with additional related state regulatory and licensing requirements, and any failure to comply may result in suspension or delay of certain operations and additional costs to bring our facilities into compliance. Our international operations may also be subject to local regulations containing record-keeping and other obligations related to our distribution operations in those locations. Pedigree tracking laws increase our compliance burden and our pharmaceutical distribution costs and could have an adverse impact on our financial position or results of operations.
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
Complying with the DQSA requirements, including the DSCSA requirements, and other chain of custody and pharmaceutical distribution requirements, including follow-on actions related to current public concern over the abuse of opioid medications, could result in suspension or delays in our production and distribution activities which may increase our costs and could otherwise adversely affect our results of operations.
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
Our businesses also sell specialty and other drugs to physicians, hospitals, community oncology practices and other providers that are reimbursed under Part B of the Medicare program. The Centers for Medicare & Medicaid Services ("CMS") published a final rule in November 2017 that reduces Medicare outpatient hospital reimbursement for separately payable drugs (other than vaccines) purchased through the 340B drug discount program from average sales price ("ASP") plus 6% to ASP minus 22.5% (with certain exceptions), effective January 2018. In July 2020, the United States Court of Appeals for the District of Columbia reversed the district court’s decision, which would allow the payment reductions to take effect. While the appeals process is still underway, CMS solicited comments in the proposed calendar year 2020 Medicare outpatient prospective payment system rule on appropriate payment for such 340B-acquired drugs, and finalized a rule in November 2019 that would impose the same ASP minus 22.5% rate that was the subject of the litigation described above. Separately, November 2018, CMS published a final rule that reduces from 6% to 3% the “add-on” payment for new, separately-payable Part B drugs and biologicals that are paid based on WAC when ASP data during first quarter or sales is unavailable. There can be no assurance that recent or future rules established by CMS will not have an adverse impact on our business.
Further, even where the government does not affirmatively change drug price regulation standards, other parties in the drug manufacturing and distribution system may change their interpretation or approach to implementing or complying with those standards, in a manner that may adversely affect our business. For example, the 340B drug discount program requires manufacturers to provide discounts on outpatient drugs to “covered entity” safety net providers, and previous Health Resources and Services Administration (“HRSA”) guidance has allowed covered entities to dispense 340B discounted drugs through arrangements with multiple “contract pharmacies.” Recently, several manufacturers have announced initiatives that may inhibit or limit covered entities’ ability to use any, or multiple, contract pharmacies, and may direct us not to honor 340B discounted pricing requests on orders to be shipped to contract pharmacies (or may not honor chargebacks where such discounts are extended to contract pharmacies). HRSA has initially indicated that it lacks regulatory authority to enforce its prior guidance allowing multiple contract pharmacies, but recently advised that it is considering whether it may have other enforcement remedies in the event that manufacturers do not extend 340B discounts through contract pharmacy arrangements. Our customers include covered entities and organizations with significant participation as contract pharmacies, and the unavailability of 340B discounts through contract pharmacy arrangements may adversely affect such customers and, therefore, could adversely affect our business.
The federal government may adopt measures in the future that would further reduce Medicare and/or Medicaid spending or impose additional requirements on healthcare entities. Notably, the Trump Administration and members of Congress proposed numerous amendments to Part B drug distribution and payment models during 2018. The Trump Administration has also sought to implement demonstration projects that may affect drug payments. Some of these proposals could have significant effects on our business, including an Executive Order issued on September 13, 2020 to test a "Most Favored Nations" model for Part B and Part D drugs that tie reimbursement rates to international drug pricing metrics. Any future reductions in Medicare reimbursement rates or modifications to Medicare drug pricing regulations such as ASP calculations could negatively impact our customers' businesses and their ability to continue to purchase such drugs from us, or could indirectly affect the structure of our relationships with manufacturers and our customers. At this time, we can provide no assurances that future Medicare and/or Medicaid payment or policy changes, if adopted, would not have a material adverse effect on our business.
Finally, federal and state governments may adopt policies affecting drug pricing and contracting practices outside of the context of federal programs such as Medicare and Medicaid, which may adversely affect our business. For example, several states have adopted laws that require drug manufacturers to provide advance notice of certain price increases and to report information relating to those price increases, while others have taken legislative or administrative action to establish prescription drug affordability boards or multi-payer purchasing pools to reduce the cost of prescription drugs. On July 31, 2019, the Department of Health and Human Services announced a “Safe Importation Action Plan” that outlines two potential pathways to allow importation of certain drugs from foreign markets. On July 24, 2020, the Trump Administration issued an “Executive Order on Increasing Drug Importation to Lower Prices for American Patients” calling for the federal government to exercise its authority under the Federal Food, Drug, and Cosmetic Act to permit drug imports from Canada, re-importation of certain insulin products, and case-by-case waivers to certain importers provided such importation poses no risk to public safety and results in lower costs. There can be no assurances that future changes to drug reimbursement policies, drug pricing and contracting practices outside of federal healthcare programs, or to government drug price regulation programs such as the Medicaid rebate, ASP, or 340B program will not have an adverse impact on our business.
If we fail to comply with laws and regulations in respect of healthcare fraud and abuse, we could suffer penalties or be required to make significant changes to our operations.

We are subject to extensive and frequently changing federal and state laws and regulations relating to healthcare fraud and abuse. The federal government continues to strengthen its scrutiny of practices potentially involving healthcare fraud affecting Medicare, Medicaid and other government healthcare programs. Our relationships with healthcare providers and pharmaceutical manufacturers subject our business to laws and regulations on fraud and abuse which, among other things, (i) prohibit persons from soliciting, offering, receiving or paying any remuneration in order to induce the referral of a patient for treatment or the ordering or purchasing of items or services that are in any way paid for by Medicare, Medicaid or other government-sponsored healthcare programs and (ii) impose a number of restrictions upon referring physicians and providers of designated health services under Medicare and Medicaid programs. Legislative provisions relating to healthcare fraud and abuse give federal enforcement personnel substantially increased funding, powers and remedies to pursue suspected fraud and abuse, and these enforcement authorities were further expanded by the ACA. Many states have enacted similar statutes which are not necessarily limited to items and services for which payment is made by federal healthcare programs. While we believe that we are in compliance with applicable laws and regulations, many of the regulations applicable to us, including those relating to certain incentives offered in connection with sales of pharmaceutical products and related services, are vague or indefinite, and have not been interpreted by the courts. They may be interpreted or applied by a prosecutorial, regulatory or judicial authority in a manner that could require us to make changes in our operations. If we fail to comply with applicable laws and regulations, we could be subject to civil and criminal penalties, including the loss of licenses or our ability to participate in Medicare, Medicaid, and other federal and state healthcare programs.
Public concern over the abuse of opioid medications, including increased legal and regulatory action, could negatively affect our business.

    Certain governmental and regulatory agencies, as well as state and local jurisdictions, are focused on the abuse of opioid medications in the United States. Federal, state and local governmental and regulatory agencies are conducting investigations of us and others in the supply chain, including pharmaceutical manufacturers and other pharmaceutical wholesale distributors, regarding the distribution of opioid medications. In addition, a significant number of lawsuits have been filed against us, other pharmaceutical wholesale distributors, and others in the supply chain by state and local governmental entities and other plaintiffs for claims related to the Company’s distribution of opioid medications. The lawsuits against us and other pharmaceutical wholesale distributors allege, among other claims, that we failed to provide effective controls and procedures to guard against the diversion of controlled substances, acted negligently by distributing controlled substances to pharmacies that serve individuals who abuse controlled substances, and failed to report suspicious orders of controlled substances in accordance with regulations. Additional governmental and regulatory entities have indicated an intent to sue and may conduct investigations of us in the future and lawsuits could be brought against the Company by other plaintiffs under other theories related to opioid abuse. We are deeply committed to diversion control efforts, have sophisticated systems in place to identify orders placed warranting further review to determine if they are suspicious (including through the use of data analytics), and engage in significant due diligence and ongoing monitoring of customers. While we are vigorously defending ourselves in these lawsuits, the allegations may negatively affect our business in various ways, including through increased costs and harm to our reputation.

    We are currently engaged in advanced discussions, which are ongoing, with the objective of reaching potential terms (which would include monetary payments and certain changes to our anti-diversion programs) for a global resolution of the multi-district opioid litigation involving certain state and local governmental entities and other related state court litigation described in Note 14 of the Notes to Consolidated Financial Statements. While a global settlement with respect to certain governmental entities within the Multidistrict Litigation ("MDL") and other related state court litigation remains subject to contingencies that could impact whether the parties ultimately decide to move forward, we believe a global settlement is probable and its liability related thereto can be reasonably estimated as of September 30, 2020. We have recorded a charge of $6.6 billion in the fourth quarter of the fiscal year ended September 30, 2020 related to the global settlement and other related opioid litigation. Until such time as a plaintiff participates in a global settlement or otherwise resolves its lawsuit, we will continue to litigate and prepare for trial in the cases pending in the multi-district opioid litigation, those remanded from the multi-district opioid litigation to federal district courts, as well as in state courts where lawsuits have been filed, and we intend to continue to vigorously defend ourselves in all such cases. Since these matters are still developing, we are unable to predict the outcome, but the result of these lawsuits could include excessive monetary verdicts and/or injunctive relief, including changes to our anti-diversion programs, that may affect how we operate our business. Further, any final settlement amongst parties may differ materially from our advanced discussions related to global resolution of the multi-district opioid litigation. The inability to reach a global settlement of the multi-district opioid litigation and adverse resolution of any of these lawsuits or investigations could have a material adverse effect on our business, results of operations, and cash flows and could result in a lower than historical level of capital available for deployment, including a lower level of capital returned to stockholders.

    Legislative, regulatory or industry measures to address the misuse of prescription opioid medications may also affect our business in ways that we are not be able to predict. For example, New York has instituted an opioid excise tax, which went into effect on July 1, 2019 and replaces a prior assessment under New York's Opioid Stewardship Act, and taxes entities that make the initial sale or distribution of opioid medications into the state. In addition, Rhode Island and Delaware have enacted opioid taxes, Minnesota has enacted increased licensure fees, and other states are considering legislation that could require entities to pay an assessment or tax on the sale or distribution of opioid medications in those states. If additional state or local jurisdictions enact legislation that taxes or assesses the sale or distribution of opioid medications and we are not able to mitigate the impact on our business through operational changes or commercial arrangements where permitted, such legislation in the aggregate may have a material adverse effect on the Company's results of operations, cash flows, or financial condition.

Our business, results of operations, and cash flows could be adversely affected by legal proceedings.
We conduct our operations through a variety of businesses, including the distribution of pharmaceuticals, the dispensing of healthcare products, and the provision of services to the pharmaceutical industry. Each of our businesses may cause us to become involved in legal disputes or proceedings. These disputes or proceedings have involved or may involve healthcare fraud and abuse, the False Claims Act, antitrust, class action, commercial, employment, environmental, intellectual property, licensing, public disclosures and various other claims, including claims related to opioid medications as discussed in the above risk factor. Litigation is costly, time-consuming, and disruptive to ordinary business operations. The defense and resolution of these current and future proceedings could have a material adverse effect on our results of operations and financial condition. Violations of various federal and state laws, including with respect to the marketing, sale, purchase, and dispensing of pharmaceutical products and the provision of services to the pharmaceutical industry, can result in criminal, civil, and administrative liability for which there can be significant financial damages, criminal and civil penalties, and possible exclusion from participation in federal and state health programs. Any settlement, judgment or fine could materially adversely affect our results of operations.
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
    In fiscal 2018, we resolved potential civil claims and administrative action by entering into, among other things, a Corporate Integrity Agreement with the Office of Inspector General of the U.S. Department of Health and Human Services). The Corporate Integrity Agreement has a five-year term. Failure to comply with obligations under the Corporate Integrity Agreement could lead to monetary or other penalties.
Tax legislation or challenges to our tax positions could adversely affect our results of operations and financial condition.
We are a large corporation with operations in the United States and select global markets. As such, we are subject to tax laws and regulations of the U.S. federal, state and local governments, and of various foreign jurisdictions. From time to time, various legislative initiatives, such as changes to the federal corporate tax rate, the repeal of last-in, first-out ("LIFO") treatment or the promulgation of state opioid taxes and fees, may be proposed that could adversely affect our tax positions and/or our tax liabilities. There can be no assurance that our effective tax rate or tax payments will not be adversely affected by legislation resulting from these initiatives. We believe that our historical tax positions are consistent with applicable laws, regulations, and existing precedent. In addition, U.S. federal, state and local, as well as foreign, tax laws and regulations, are extremely complex and subject to varying interpretations. There can be no assurance that our tax positions will not be challenged by relevant tax authorities or that we would be successful in any such challenge.

On December 22, 2017, the Tax Cuts and Jobs Act of 2017 (the "2017 Tax Act") was enacted and contains significant changes to U.S. income tax law. Due to the potential for changes to tax laws and regulations or changes to the interpretation thereof (including regulations and interpretations pertaining to the 2017 Tax Act), the ambiguity of tax laws and regulations, the subjectivity of factual interpretations, the complexity of our business and intercompany arrangements, uncertainties regarding the geographic mix of earnings in any particular period, and other factors, material adjustments to our tax estimates may impact our provision for income taxes and our earnings per share, as well as our cash flows, in the period in which any such adjustments would be made. Further, we cannot predict the impact of any efforts to change or repeal the 2017 Tax Act or enact alternative legislation by the incoming presidential administration or the next Congress.

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
We are required to comply with increasingly complex and changing data privacy regulations both in the United States and beyond that regulate the collection, use, security, processing, and transfer of personal data, including particularly the transfer of personal data between or among countries. Many of these regulations also grant rights to individuals. Many foreign data privacy regulations (including GDPR in the European Union, Brazil's new General Data Protection Law, LGPD, and the Personal Information Protection and Electronic Documents Act in Canada) and certain state laws and regulations (including California's CCPA) impose requirements beyond those enacted under United States federal law including, in some instances, private rights of action. We may also face audits or investigations by one or more domestic or foreign government agencies relating to our compliance with these regulations. An adverse outcome under any such investigation or audit could subject us to fines or other penalties. That or other circumstances related to our collection, use, and transfer of personal data could cause a loss of reputation in the market and/or adversely affect our business and financial position.
Other Risks
We face risks related to health epidemics and pandemics, and the continued spread of COVID-19 is adversely affecting our business.
We face risks related to health epidemics and pandemics, including risks related to any responses thereto by the federal or state governments as well as customers and suppliers. The COVID-19 pandemic is adversely affecting, and is expected to continue to adversely affect, our operations, supply chains and distribution network, and we have experienced and expect to continue to experience unpredictable reductions in supply and demand for certain of our products and services. Further, it is possible that the manufacturers that produce the products that we distribute may experience delays or shutdowns due to COVID-19, such as from disruptions in their supply chains or in a suspension of production at their own facilities. Accordingly, we expect the continued spread of COVID-19 to adversely affect the supply of products and/or potentially disrupt our ability to deliver products to customers. Any extended disruption in our ability to service our customers could have a material adverse effect on our revenue, results of operations, and cash flows.
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
Since April 2020, COVID-19 has adversely impacted and may continue to adversely impact our revenue, results of operations, and cash flows. For instance, demand for certain animal health products in our MWI business declined during the COVID-19 pandemic, and this reduced demand may continue as customers reduce or postpone purchases viewed as discretionary. We also face risks related to a downturn in our customers' respective businesses, including the operations of our retail pharmacy and health systems customers. An economic slowdown or recession related to COVID-19 may affect our customers' ability to obtain credit to finance their business on acceptable terms, which could result in reduced spending on our products and services.
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
Our businesses rely on sophisticated information systems to obtain, rapidly process, analyze, and manage data to facilitate the purchase and distribution of thousands of inventory items from numerous distribution centers; to receive, process, and ship orders on a timely basis; to account for other product and service transactions with customers; to manage the accurate billing and collections for thousands of customers; and to process payments to suppliers. We continue to make substantial investments in data centers and information systems, including, but not limited to, the expanded implementation of our primary ERP system to integrate certain of our key business areas. Third-party service providers are also responsible for managing a portion of our information systems. To the extent our information systems are not successfully implemented or fail, or to the extent there are data center interruptions, our business and results of operations may be adversely affected. Our business and results of operations may also be adversely affected if a third-party service provider does not perform satisfactorily, or if the information systems are interrupted or damaged by unforeseen events, including due to the actions of third parties.
Information security risks have generally increased in recent years because of the proliferation of cloud-based infrastructure and other services, new technologies, and the increased sophistication and activities of perpetrators of cyber attacks. A failure, interruption, or breach of our operational or information security systems, or those of our third-party service providers, as a result of cyber attacks or information security breaches could disrupt our business, result in the disclosure or misuse of confidential or proprietary information or personal data, damage our reputation, cause loss of customers or revenue, increase our costs, result in litigation and/or regulatory action, and/or cause other losses, any of which might have a materially adverse impact on our business operations and our financial position or results of operations. As a result, cyber security and the continued development and enhancement of the controls and processes designed to protect our systems, computers, software, data, and networks from attack, damage, or unauthorized access remain a priority for us. Although we believe that we have robust information security procedures, controls and other safeguards in place, as cyber threats continue to evolve, we may be required to expend additional resources to continue to enhance our information security measures and/or to investigate and remediate any information security vulnerabilities.
Additionally, as discussed above in the risk factor “We face risks related to health epidemics and pandemics, and the continued spread of COVID-19 is adversely affecting our business,” a large portion of our employees are working remotely. An extended period of remote work arrangements could strain our business continuity plans, introduce operational risk, including but not limited to cybersecurity risks, and impair our ability to manage our business.
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
We face environmental risks and the occurrence of one or more unexpected events, including fires, tornadoes, tsunamis, hurricanes, earthquakes, floods, and other severe hazards or accidents in the United States or in other countries in which we operate or are located could adversely affect our operations and financial performance. Extreme weather, natural disasters, power outages, or other unexpected events could result in physical damage to and complete or partial closure of one or more of distribution centers or outsourcing facilities, temporary or long-term disruption in the supply of products, delay in the delivery of products to our distribution centers, and/or disruption of our ability to deliver products to customers. Current or future insurance arrangements may not provide protection for costs that may arise from such events, particularly if such events are catastrophic in nature or occur in combination. Further, the long-term effects of climate change on general economic conditions and the pharmaceutical distribution industry in particular are unclear, and changes in the supply, demand, or available sources of energy and the regulatory and other costs associated with energy production and delivery may affect the availability or cost of goods and services, including natural resources, necessary to run our businesses. Any long-term disruption in our ability to service our customers from one or more distribution centers or outsourcing facilities could have a material adverse effect on our operations.
ITEM 1B.    UNRESOLVED STAFF COMMENTS
None.
ITEM 2.    PROPERTIES
As of September 30, 2020, we conducted our business from office and operating facilities at owned and leased locations throughout the United States (including Puerto Rico) and select global markets. We lease facilities in Chesterbrook, Pennsylvania and in Conshohocken, Pennsylvania for our corporate headquarters.
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
As of September 30, 2020, the Consulting Group's operations were conducted in leased locations. Its headquarters are located in South Carolina and internationally in Canada.
As of September 30, 2020, World Courier's office and operating facilities are located in over 50 countries. Its headquarters are located in London, England. Most of the facilities are leased.
As of September 30, 2020, MWI's operations were conducted in the United States and in the United Kingdom. Leased facilities are located in California, Colorado, Florida, Idaho, Indiana, Kansas, Massachusetts, Minnesota, North Carolina, Pennsylvania, Texas, Washington, and internationally in the United Kingdom. Significant owned facilities are located in Alabama, Idaho, Texas, and Virginia and internationally in the United Kingdom. Its headquarters are located in Idaho.
We consider all of our operating and office properties to be in satisfactory condition.
ITEM 3.    LEGAL PROCEEDINGS
Legal proceedings in which we are involved are discussed in Note 14 (Legal Matters and Contingencies) of the Notes to Consolidated Financial Statements appearing in this Annual Report on Form 10-K.
ITEM 4.    MINE SAFETY DISCLOSURES
Not applicable.

INFORMATION ABOUT OUR EXECUTIVE OFFICERS
The following is a list of our executive officers and their ages and positions as of November 15, 2020.

Name	Age	Current Position with the Company
Steven H. Collis	59	Chairman, President, and Chief Executive Officer
Silvana Battaglia	53	Executive Vice President and Chief Human Resources Officer
John G. Chou	64	Executive Vice President and Chief Legal Officer
Gina K. Clark	63	Executive Vice President and Chief Communications & Administration Officer
James F. Cleary	57	Executive Vice President and Chief Financial Officer
Leslie E. Donato	51	Executive Vice President and Chief Strategy Officer
Robert P. Mauch	53	Executive Vice President and Group President
Unless indicated to the contrary, the business experience summaries provided below for our executive officers describe positions held by the named individuals during the last five years.
Mr. Collis has been President and Chief Executive Officer of the Company since July 2011 and Chairman since March 2016. From November 2010 to July 2011, he served as President and Chief Operating Officer. He served as Executive Vice President and President of AmerisourceBergen Drug Corporation from September 2009 to November 2010. He was Executive Vice President and President of AmerisourceBergen Specialty Group from September 2007 to September 2009 and was Senior Vice President of the Company and President of AmerisourceBergen Specialty Group from August 2001 to September 2007. Mr. Collis has been employed by the Company or one of its predecessors for over 25 years.
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
Mr. Chou has been Executive Vice President since August 2011 and became the Chief Legal Officer in September 2019. He served as Chief Legal & Business Officer of the Company from May 2017 to September 2019. He served as General Counsel of the Company from January 2007 to June 2017. From January 2007 to August 2011, Mr. Chou was a Senior Vice President. He served as Secretary of the Company from February 2006 to May 2012 and from September 2019 to May 2020. He was Vice President and Deputy General Counsel from November 2004 to January 2007 and Associate General Counsel from July 2002 to November 2004. Mr. Chou has been employed by the Company for 18 years.
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
Mr. Mauch has been Executive Vice President since February 2015 and became Group President in February 2019. He served as Group President, Pharmaceutical Distribution & Strategic Global Sourcing from June 2017 to February 2019. He served as President, AmerisourceBergen Drug Corporation from February 2015 to June 2017. Mr. Mauch previously served as Senior Vice President Chief Operating Officer, AmerisourceBergen Drug Corporation from March 2014 to February 2015. He was Senior Vice President, Operations, AmerisourceBergen Drug Corporation from April 2012 to March 2014. He was Senior Vice President of Sales and Marketing, AmerisourceBergen Drug Corporation from April 2011 to April 2012. He was Senior

Vice President, Alternate Care Sales and Marketing, AmerisourceBergen Drug Corporation from May 2010 to April 2011. Mr. Mauch has been employed by the Company or one of its predecessors for over 25 years.

PART II
ITEM 5.    MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES
The Company's common stock is traded on the New York Stock Exchange under the trading symbol "ABC." As of October 31, 2020, there were 2,385 record holders of the Company's common stock.
In November 2018, the Company's board of directors increased the quarterly dividend by 5% from $0.38 per share to $0.40 per share. In January 2020, the Company's board of directors increased the quarterly dividend by 5% from $0.40 per share to $0.42 per share. In November 2020, the Company's board of directors increased the quarterly dividend by 5% from $0.42 per share to $0.44 per share. The Company anticipates that it will continue to pay quarterly cash dividends in the future. However, the payment and amount of future dividends remain within the discretion of the Company's board of directors and will depend upon the Company's future earnings, financial condition, capital requirements, and other factors.
Computershare is the Company's transfer agent. Computershare can be reached at (mail) AmerisourceBergen Corporation c/o Computershare, P.O. Box 50500, Louisville, KY 40233-500; (telephone): Domestic 1-800-522-6645, International 1-201-680-6578, and (internet) www.computershare.com/investor.

ISSUER PURCHASES OF EQUITY SECURITIES
The following sets forth the total number of shares purchased, the average price paid per share, the total number of shares purchased as part of publicly announced programs, and the approximate dollar value of shares that may yet be purchased under the programs during each month in the fiscal year ended September 30, 2020.

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Programs	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Programs
October 1 to October 31	928,528	$81.89	928,528	$385,099,144
November 1 to November 30	383,920	$84.57	272,014	$362,228,055
December 1 to December 31	367,012	$84.04	367,012	$331,384,669
January 1 to January 31	193,502	$84.48	193,502	$315,037,604
February 1 to February 29	352,025	$82.84	352,025	$285,874,551
March 1 to March 31	2,643,138	$82.12	2,643,138	$68,813,634
April 1 to April 30	—	$—	—	$68,813,634
May 1 to May 31	159,247	$83.49	159,247	$555,518,116
June 1 to June 30	784	$95.15	—	$555,518,116
July 1 to July 31	—	$—	—	$555,518,116
August 1 to August 31	—	$—	—	$555,518,116
September 1 to September 30	1,342	$94.30	—	$555,518,116
Total	5,029,498	$82.60	4,915,466
________________________________________________
(a)In October 2018, the Company's board of directors authorized a share repurchase program allowing the Company to purchase up to $1.0 billion of its outstanding shares of common stock, subject to market conditions. During the fiscal year ended September 30, 2020, the Company purchased 4.9 million shares of its common stock for a total of $405.6 million, which excluded $14.8 million of September 2019 purchases that cash settled in October 2019. As of September 30, 2020, the Company had $55.5 million of availability under this program.
(b)In May 2020, the Company's board of directors authorized a new share repurchase program allowing the Company to purchase up to $500 million of its outstanding shares of common stock, subject to market conditions.
(c)Employees surrendered 114,032 shares during the fiscal year ended September 30, 2020 to meet minimum tax-withholding obligations upon vesting of restricted stock.

STOCK PERFORMANCE GRAPH
This graph depicts the Company's five year cumulative total stockholder returns relative to the performance of the Standard and Poor's 500 Composite Stock Index, the S&P Health Care Index, and an index of peer companies selected by the Company from the market close on September 30, 2015 to September 30, 2020. The graph assumes $100 invested at the closing price of the common stock of the Company and of each of the other indices on the New York Stock Exchange on September 30, 2015. The points on the graph represent fiscal year-end index levels based upon the last trading day in each fiscal quarter. The Peer Group index (which is weighted on the basis of market capitalization) consists of the following companies engaged primarily in wholesale pharmaceutical distribution and related services: McKesson Corporation and Cardinal Health, Inc.

COMPARISON OF 5 YEAR CUMULATIVE TOTAL RETURN*

$250
$200
$150
$100
$50
$0
9/15
9/16
9/17
9/18
9/19
9/20
AmerisourceBergen Corporation
S&P 500
S&P Health Care
Peer Group

* $100 invested on September 30, 2015 in stock or index, including reinvestment of dividends.

ITEM 6.    SELECTED FINANCIAL DATA
The following should be read in conjunction with the consolidated financial statements, including the notes thereto, and Management's Discussion and Analysis of Financial Condition and Results of Operations beginning on page 26.

	As of or for the Fiscal Year Ended September 30,
(Amounts in thousands, except per share amounts)	2020(a)	2019(b)	2018(c)	2017(d)	2016(e)
Statement of Operations Data:
Revenue	$189,893,926	$179,589,121	$167,939,635	$153,143,826	$146,849,686
Gross profit	5,191,884	5,138,312	4,612,317	4,546,002	4,272,606
Operating expenses	10,327,238	4,026,389	3,168,632	3,485,660	2,746,832
Operating (loss) income	(5,135,354)	1,111,923	1,443,685	1,060,342	1,525,774
Interest expense, net	137,883	157,769	174,699	145,185	139,912
Net (loss) income	(3,399,558)	854,135	1,615,892	364,484	1,427,929
Net (loss) income attributable to AmerisourceBergen Corporation	$(3,408,716)	$855,365	$1,658,405	$364,484	$1,427,929
Earnings per share — diluted	$(16.65)	$4.04	$7.53	$1.64	$6.32
Cash dividends declared per common share	$1.66	$1.60	$1.52	$1.46	$1.36
Weighted average common shares outstanding — diluted	204,783	211,840	220,336	221,602	225,959
Balance Sheet Data:
Cash and cash equivalents	$4,597,746	$3,374,194	$2,492,516	$2,435,115	$2,741,832
Accounts receivable, net	13,846,301	12,386,879	11,314,226	10,303,324	9,175,876
Inventories	12,589,278	11,060,254	11,918,508	11,461,428	10,723,920
Property and equipment, net	1,484,808	1,770,516	1,892,424	1,797,945	1,530,682
Total assets	44,274,830	39,171,980	37,669,838	35,316,470	33,637,501
Accounts payable	31,705,055	28,385,074	26,836,873	25,404,042	23,926,320
Total debt	4,119,520	4,172,892	4,310,189	3,442,055	4,186,703
Total accrued litigation liability	6,606,925	—	—	—	—
Total (deficit) equity	(839,636)	2,993,206	3,049,961	2,064,461	2,129,404
Total liabilities and stockholders' (deficit) equity	$44,274,830	$39,171,980	$37,669,838	$35,316,470	$33,637,501
_________________________________
(a)Includes a $5,528.4 million legal accrual for litigation relating the distribution of prescription opioid pain medications, net of income tax benefit of $1,078.6 million; $282.5 million impairment of PharMEDium's long-lived assets, net of income tax benefit of $79.2 million; $156.5 million of employee severance, litigation, and other costs, net of income tax benefit of $43.9 million; $46.4 million of PharMEDium exit and remediation costs, net of income tax benefit of $13.0 million; a $17.3 million loss on early retirement of debt; net of income tax benefit of $4.9 million; an $11.6 million estimated assessment related to the New York State Opioid Stewardship Act, net of income tax benefit of $3.2 million; a $9.5 million gain from an adjustment to Profarma's estimate of contingent consideration related to the purchase price of one of its prior business acquisitions, net of income tax expense of $2.7 million; a $7.1 million gain from antitrust litigation settlements, net of income tax expense of $2.0 million; and $5.8 million of LIFO expense, net of income tax benefit of $1.6 million.
(b)Includes a $421.3 million impairment of PharMEDium's long-lived assets, net of income tax benefit of $148.7 million; $245.8 million of employee severance, litigation, and other costs, net of income tax benefit of $84.6 million; a $107.8 million gain from antitrust litigation settlements, net of income tax expense of $38.1 million; $51.3 million of PharMEDium remediation costs, net of income tax benefit of $18.1 million; a $16.7 million LIFO credit, net of income tax expense of $5.9 million; a $16.3 million reversal of an estimated assessment related to the New York State Opioid Stewardship Act, net of income tax expense of $5.7 million; and a $10.1 million gain on the sale of an equity investment, net of income tax expense of $3.6 million.
(c)Includes $61.3 million of employee severance, litigation, and other costs, net of income tax benefit of $122.2 million; a $59.7 million goodwill impairment with no income tax benefit; $48.6 million of LIFO expense, net of income tax benefit of $18.7 million; $47.8 million of PharMEDium remediation costs, net of income tax benefit of $18.4 million; a $42.3 million loss on consolidation of equity investments with no income tax benefit; a $30.0 million impairment on a non-customer note receivable with no income tax benefit; a $25.9 million gain from antitrust litigation settlements, net of income tax expense of $10.0 million; a $17.2 million loss on early retirement of debt, net of income tax benefit of $6.6 million; and $15.9 million of expense for an estimated assessment related to the New York State Opioid Stewardship Act, net of income tax benefit of $6.1 million.

(d)Includes a $101.1 million LIFO credit, net of income tax expense of $56.7 million; a $0.9 million gain from antitrust litigation settlements, net of income tax expense of $0.5 million; and $937.4 million of employee severance, litigation, and other costs, net of income tax benefit of $21.9 million.
(e)Includes $367.2 million of Warrants income, net of income tax benefit of $507.5 million; $120.9 million of LIFO expense, net of income tax benefit of $79.3 million; an $80.8 million gain from antitrust litigation settlements, net of income tax expense of $53.0 million; $62.1 million of employee severance, litigation, and other costs, net of income tax benefit of $40.8 million; and a $28.7 million pension settlement charge, net of income tax benefit of $18.9 million.

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
Pharmaceutical Distribution Services Segment
The Pharmaceutical Distribution Services reportable segment distributes a comprehensive offering of brand-name, specialty brand-name and generic pharmaceuticals, over-the-counter healthcare products, home healthcare supplies and equipment, and related services to a wide variety of healthcare providers, including acute care hospitals and health systems, independent and chain retail pharmacies, mail order pharmacies, medical clinics, long-term care and alternate site pharmacies, and other customers. Through a number of operating businesses, the Pharmaceutical Distribution Services reportable segment provides pharmaceutical distribution (including plasma and other blood products, injectable pharmaceuticals, vaccines, and other specialty pharmaceutical products) and additional services to physicians who specialize in a variety of disease states, especially oncology, and to other healthcare providers, including hospitals and dialysis clinics. Additionally, the Pharmaceutical Distribution Services reportable segment provides data analytics, outcomes research, and additional services for biotechnology and pharmaceutical manufacturers. The Pharmaceutical Distribution Services reportable segment also provides pharmacy management, staffing and additional consulting services, and supply management software to a variety of retail and institutional healthcare providers. Additionally, it delivers packaging solutions to institutional and retail healthcare providers.
    Other
Other consists of operating segments that focus on global commercialization services and animal health (MWI Animal Health or "MWI"). The operating segments that focus on global commercialization services include AmerisourceBergen Consulting Services ("ABCS") and World Courier.
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

Executive Summary
This executive summary provides highlights from the results of operations that follow:
•In March 2020, the World Health Organization ("WHO") declared a global pandemic attributable to the outbreak and continued spread of COVID-19. In connection with the mitigation and containment procedures recommended by the WHO and imposed by federal, state, and local governmental authorities, we implemented measures designed to keep our employees safe and address business continuity issues at our distribution centers and other locations. We continue to evaluate and plan for the potential effects of a prolonged disruption and the related impacts on our revenue, results of operations, and cash flows (refer to our COVID-19 risk factor in Item 1A. Risk Factors on page 8);
•Revenue increased 5.7% from the prior fiscal year primarily due to the revenue growth of our Pharmaceutical Distribution Services segment;
•Total gross profit increased 1.0% and was favorably impacted by increases in gross profit in Pharmaceutical Distribution Services and Other and was offset in part by lower gains from antitrust litigation settlements, last-in, first-out ("LIFO") expense in comparison to a LIFO credit in the prior fiscal year, and an estimated assessment related to the New York State Opioid Stewardship Act ("OSA") compared to a reversal of a previously-estimated assessment related to the OSA. Pharmaceutical Distribution Services' gross profit increased 3.8% from the prior fiscal year primarily due to the strong increase in specialty product sales. Gross profit in Other increased 6.5% from the prior fiscal year due to growth at World Courier, MWI, and ABCS;
•Distribution, selling, and administrative expenses increased 3.9% from the prior fiscal year primarily due to an increase in operating costs to support our revenue growth;
•Employee severance, litigation, and other increased $6.5 billion due to a legal accrual for litigation relating the distribution of prescription opioid pain medications. We are currently in advanced discussions, which are ongoing, with the states and various plaintiffs’ representatives that would be necessary to reach a global settlement of the Multidistrict Litigation ("MDL") and other related state-court litigation brought by certain state and local governmental entities to be paid over 18 years in which our payment would be $6.5 billion assuming all parties participate. A portion of this amount relating to plaintiff attorney fees would be payable over a shorter time period. While a global settlement remains subject to contingencies that could impact whether the parties ultimately decide to move forward, we believe a global settlement is probable and our loss related thereto can be reasonably estimated as of September 30, 2020;
•Operating income decreased in the current fiscal year primarily due to the $6.6 billion legal accrual in connection with opioid lawsuits, offset in part by an increase in segment operating income, a lower impairment charge relating to PharMEDium's assets, and a decline in depreciation and amortization;
•Our effective tax rates were 35.8% and 11.7% in the fiscal years ended September 30, 2020 and 2019, respectively. Our effective tax rate in the fiscal year ended September 30, 2020 was higher than the U.S. statutory rate due to our operating loss, the tax benefits associated with our decision to permanently exit the PharMEDium compounding business, Swiss Tax Reform, the CARES Act, and other discrete items (see Note 5 of the Notes to Consolidated Financial Statements) and offset in part by the tax impact of the portion of the opioid legal accrual that is not expected to be tax deductible. Our effective tax rate in the fiscal year ended September 30, 2019 was primarily impacted by the $570.0 million impairment of PharMEDium's assets (see Note 1 of the Notes to Consolidated Financial Statements) and legal settlements, which changed the mix of domestic and international income. The effective tax rate in the fiscal year ended September 30, 2019 was also impacted by a $37.0 million decrease to the Company's transition tax related to the U.S. Tax Cuts and Jobs Act (the "2017 Tax Act").

Results of Operations
Year ended September 30, 2020 compared to the Year ended September 30, 2019
Revenue

	Fiscal Year Ended September 30,
(dollars in thousands)	2020	2019	Change
Pharmaceutical Distribution Services	$182,467,189	$172,813,537	5.6%
Other:
MWI Animal Health	4,216,462	3,975,232	6.1%
Global Commercialization Services	3,308,640	2,893,109	14.4%
Total Other	7,525,102	6,868,341	9.6%
Intersegment eliminations	(98,365)	(92,757)
Revenue	$189,893,926	$179,589,121	5.7%
We currently expect our revenue growth percentage to be in the mid-single digits in fiscal 2021. Our future revenue growth will continue to be affected by various factors, such as industry growth trends, including drug utilization, the introduction of new, innovative brand therapies, the likely increase in the number of generic drugs and biosimilars that will be available over the next few years as a result of the expiration of certain drug patents held by brand-name pharmaceutical manufacturers and the rate of conversion from brand products to those generic drugs and biosimilars, price inflation and price deflation, general economic conditions in the United States, competition within the industry, customer consolidation, changes in pharmaceutical manufacturer pricing and distribution policies and practices, increased downward pressure on government and other third-party reimbursement rates to our customers, changes in federal government rules and regulations, and the impact of the COVID-19 pandemic (See Risk Factor - We face risks related to health epidemics and pandemics, and the continued spread of COVID-19 is adversely affecting our business).
Revenue increased by 5.7% from the prior fiscal year primarily due to the revenue growth of our Pharmaceutical Distribution Services segment.
The Pharmaceutical Distribution Services segment grew its revenue by 5.6%, or $9.7 billion, from the prior fiscal year, primarily due to the organic growth of some of its largest customers, continued strong increased specialty pharmaceutical product sales (which generally have higher selling prices), and overall market growth principally driven by unit volume growth and, to a lesser extent, inflationary increases in brand drugs.
More specifically, the increase in the Pharmaceutical Distribution Services segment revenue was largely attributable to the following (in billions):

Increased sales to Walgreens, our largest customer	$2.8
Increased sales to specialty physician practices	$2.8
Increased sales to other customers	$4.1
Revenue in Other increased 9.6% from the prior fiscal year due to growth at all three operating segments: ABCS, MWI, and World Courier.
A number of our contracts with customers, including group purchasing organizations, are typically subject to expiration each year. We may lose a significant customer if an existing contract with such customer expires without being extended, renewed, or replaced. During the fiscal year ended September 30, 2020, no significant contracts expired. Over the next twelve months, there are no significant contracts scheduled to expire. Additionally, from time to time, significant contracts may be terminated in accordance with their terms or extended, renewed, or replaced prior to their expiration dates. If those contracts are extended, renewed, or replaced at less favorable terms, they may also negatively impact our revenue, results of operations, and cash flows.

Gross Profit

	Fiscal Year Ended September 30,
(dollars in thousands)	2020	2019	Change
Pharmaceutical Distribution Services	$3,824,129	$3,682,986	3.8%
Other	1,399,553	1,314,172	6.5%
Intersegment eliminations	(6,096)	(659)
Gain from antitrust litigation settlements	9,076	145,872
LIFO (expense) credit	(7,422)	22,544
PharMEDium remediation costs	(7,135)	(48,603)
PharMEDium shutdown costs	(5,421)	—
New York State Opioid Stewardship Act	(14,800)	22,000
Gross profit	$5,191,884	$5,138,312	1.0%
Gross profit increased 1.0%, or $53.6 million, from the prior fiscal year. Gross profit in the current fiscal year was favorably impacted by increases in gross profit in Pharmaceutical Distribution Services and Other and lower PharMEDium remediation costs, and was offset in part by lower gains from antitrust litigation settlements, LIFO expense in comparison to a LIFO credit in the prior fiscal year, and an estimated assessment related to the New York State OSA compared to a reversal of a previously-estimated assessment related to the OSA (see below).
Pharmaceutical Distribution Services gross profit increased 3.8%, or $141.1 million, from the prior fiscal year due to the strong increase in specialty product sales. As a percentage of revenue, Pharmaceutical Distribution Services gross profit margin of 2.10% in the current fiscal year decreased 3 basis points compared to the prior fiscal year primarily due to increased sales to our larger customers, which typically have lower gross profit margins.
Gross profit in Other increased 6.5%, or $85.4 million, from the prior fiscal year due to growth at World Courier, MWI, and ABCS. As a percentage of revenue, gross profit margin in Other of 18.60% in the current fiscal year decreased from 19.13% in the prior fiscal year.
We recognized gains from antitrust litigation settlements with pharmaceutical manufacturers of $9.1 million and $145.9 million during the fiscal years ended September 30, 2020 and 2019, respectively. The gains were recorded as reductions to cost of goods sold (see Note 15 of the Notes to Consolidated Financial Statements).
    Our cost of goods sold includes a LIFO provision that is affected by manufacturer pricing practices, which may be impacted by market and other external influences, changes in inventory quantities, and product mix, many of which are difficult to predict. Changes to any of the above factors may have a material impact to our annual LIFO provision. The LIFO expense in the current fiscal year was primarily driven by lower generic deflation, offset in part by a higher generic inventory mix in comparison to the prior fiscal year.

    We incurred remediation costs in connection with the suspended production activities at PharMEDium. We also incurred shutdown costs in connection with permanently exiting the PharMEDium compounding business.

    New York State ("NYS") enacted the OSA, which went into effect on July 1, 2018. The OSA established an annual $100 million Opioid Stewardship Fund (the "Fund") and required manufacturers, distributors, and importers licensed in NYS to ratably source the Fund. The ratable share of the assessment for each licensee was to be based upon opioids sold or distributed to or within NYS. In September 2018, we accrued $22.0 million as an estimate of our liability under the OSA for the period from January 1, 2017 through September 30, 2018. In December 2018, the OSA was ruled unconstitutional by the U.S. District Court for the Southern District of New York, and, as a result, we reversed the $22.0 million accrual in the quarter ended December 31, 2018. In September 2020, the United States Court of Appeals for the Second Circuit reversed the District Court’s decision, and, as a result, we accrued $14.8 million in the fourth quarter of the fiscal year ended September 30, 2020 as we revised our estimated liability for the 2017 and 2018 calendar years.

Operating Expenses

	Fiscal Year Ended September 30,
(dollars in thousands)	2020	2019	Change
Distribution, selling, and administrative	$2,767,217	$2,663,508	3.9%
Depreciation and amortization	391,062	462,407	(15.4)%
Employee severance, litigation, and other	6,807,307	330,474
Impairment of long-lived assets	361,652	570,000
Total operating expenses	$10,327,238	$4,026,389	156.5%
Distribution, selling, and administrative expenses increased 3.9%, or $103.7 million, from the prior fiscal year. The increase from the prior fiscal year was primarily due to an increase in operating costs to support our revenue growth and costs incurred in connection with permanently exiting the PharMEDium compounding business, such as contract termination fees, offset in part by operational synergies realized from the integration of H.D. Smith within Pharmaceutical Distribution Services. As a percentage of revenue, distribution, selling, and administrative expenses were 1.46% in the current fiscal year, and represents a 2-basis point decrease compared to the prior fiscal year.
Depreciation expense decreased 5.0% from the prior fiscal year primarily due to the reduction of H.D. Smith depreciable assets in connection with the integration of its operations. Amortization expense decreased 33.8% from the prior fiscal year primarily due to the fiscal 2020 and 2019 impairments of PharMEDium intangible assets.
Employee severance, litigation, and other in the fiscal year ended September 30, 2020 included a $6.6 billion legal accrual (see Note 14 of the Notes to Consolidated Financial Statements) and $115.4 million of litigation costs that related to legal fees in connection with opioid lawsuits and investigations, $34.4 million of severance costs primarily related to position eliminations resulting from our decision to permanently exit the PharMEDium compounding business, $38.0 million related to our business transformation efforts, and $12.6 million of acquisition-related deal and integration costs and other restructuring initiatives.
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
    We recorded a $361.7 million impairment of PharMEDium's assets in the fiscal year ended September 30, 2020 and a $570.0 million impairment of PharMEDium's assets in the fiscal year ended September 30, 2019 (see Note 1 of the Notes to Consolidated Financial Statements).

Operating Income

	Fiscal Year Ended September 30,
(dollars in thousands)	2020	2019	Change
Pharmaceutical Distribution Services	$1,807,001	$1,671,251	8.1%
Other	400,139	380,660	5.1%
Intersegment eliminations	(2,693)	(659)
Total segment operating income	2,204,447	2,051,252	7.5%

Gain from antitrust litigation settlements	9,076	145,872
LIFO (expense) credit	(7,422)	22,544
PharMEDium remediation costs	(16,165)	(69,423)
PharMEDium shutdown costs	(43,206)	—
New York State Opioid Stewardship Act	(14,800)	22,000
Contingent consideration adjustment	12,153	—
Acquisition-related intangibles amortization	(110,478)	(159,848)
Employee severance, litigation, and other	(6,807,307)	(330,474)
Impairment of PharMEDium assets	(361,652)	(570,000)
Operating (loss) income	$(5,135,354)	$1,111,923	(561.8)%
Segment operating income is evaluated before gain from antitrust litigation settlements; LIFO (expense) credit; PharMEDium remediation costs; PharMEDium shutdown costs; New York State Opioid Stewardship Act; contingent consideration adjustment; acquisition-related intangibles amortization; employee severance, litigation, and other; and impairment of PharMEDium assets.
Pharmaceutical Distribution Services operating income increased 8.1%, or $135.8 million, from the prior fiscal year primarily due to the increase in gross profit, as noted above. As a percentage of revenue, Pharmaceutical Distribution Services operating income margin was 0.99% and represented an increase of 2 basis points compared to the prior fiscal year.
Operating income in Other increased 5.1%, or $19.5 million, from the prior fiscal year due to the increase in gross profit and was offset in part by an increase in operating expenses, primarily warehousing costs (including incremental COVID-19 expenses) and freight costs.
One of our non-wholly-owned subsidiaries, Profarma, which we consolidate based on certain governance rights (see Note 3 of the Notes to Consolidated Financial Statements), adjusted its previous estimate of contingent consideration related to the purchase price of one of its prior business acquisitions.
    We recorded a $13.7 million gain on the sale of an equity investment in Other (Income) Loss in the fiscal year ended September 30, 2019.
Interest expense, net and the respective weighted average interest rates were as follows:

	Fiscal Year Ended September 30,
	2020		2019
(dollars in thousands)	Amount	Weighted Average Interest Rate	Amount	Weighted Average Interest Rate
Interest expense	$158,522	3.42%	$195,474	3.73%
Interest income	(20,639)	0.69%	(37,705)	1.87%
Interest expense, net	$137,883		$157,769
Interest expense, net decreased 12.6%, or $19.9 million, from the prior fiscal year primarily due to a decrease in interest expense resulting from the adoption of the new lease accounting standard. Prior to October 1, 2019, we recognized interest expense associated with financing obligations in connection with lease construction assets (see Note 1 of the Notes to Consolidated Financial Statements). Upon adoption of the new lease standard as of October 1, 2019, we began recognizing rent expense related to these leases in Distribution, Selling, and Administrative expenses in our Consolidated Statements of Operations. Interest income was lower in the current fiscal year as a result of a decline in investment interest rates, which was offset in part by a $1.0 billion increase in average invested cash balances compared to the prior fiscal year.
Our interest expense in future periods may vary significantly depending upon changes in net borrowings, interest rates, amendments to our current borrowing facilities, and strategic decisions to deploy our invested cash.

    Our effective tax rates were 35.8% and 11.7% in the fiscal years ended September 30, 2020 and 2019, respectively. Our effective tax rate in the fiscal year ended September 30, 2020 was higher than the U.S. statutory rate due to our operating loss, the tax benefits associated with our decision to permanently exit the PharMEDium compounding business, Swiss Tax Reform, the CARES Act, and other discrete items (see Note 5 of the Notes to Consolidated Financial Statements) and offset in part by the tax impact of the portion of the opioid legal accrual that is not expected to be tax deductible. Our effective tax rate in the fiscal year ended September 30, 2019 was primarily impacted by the $570.0 million impairment of PharMEDium's assets (see Note 1 of the Notes to Consolidated Financial Statements) and legal settlements, which changed the mix of domestic and international income. The effective tax rate in the fiscal year ended September 30, 2019 was also impacted by a $37.0 million decrease to the Company's transition tax related to the 2017 Tax Act.
Net income attributable to AmerisourceBergen and diluted earnings per share were significantly lower in the current fiscal year primarily due to the legal accrual recognized in connection with opioid lawsuits.
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
The Pharmaceutical Distribution Services segment grew its revenue by 6.9%, or by $11.1 billion, primarily due to the organic growth of some of its largest customers, continued strong increased specialty pharmaceutical product sales (which generally have higher selling prices), the impact of business combinations, and overall market growth principally driven by unit volume growth and, to a lesser extent, inflationary increases in brand drugs.
More specifically, the increase in the Pharmaceutical Distribution Services segment revenue was largely attributable to the following (in billions):

Increased sales to Walgreens, our largest customer	$5.6
Increased sales to specialty physician practices	$3.0
Increased sales to other customers	$1.7
Increased sales due to Profarma and H.D. Smith business combinations	$0.8
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
Gross profit increased 11.4%, or $526.0 million, from the prior fiscal year. Gross profit in the fiscal year ended September 30, 2019 was favorably impacted primarily by the increase in gross profit in Pharmaceutical Distribution Services, the increase in gross profit in Other, an increase in gains from antitrust litigation settlements, the LIFO credit in the current year in comparison to a LIFO expense in the prior year, and the reversal of a previously-estimated assessment related to the New York State Opioid Stewardship Act.
Pharmaceutical Distribution Services gross profit increased 6.2%, or $216.0 million, from the prior fiscal year primarily due to the increase in revenue largely due to strong specialty product sales, the January 2018 consolidation of Profarma, and the January 2018 acquisition of H.D. Smith and was negatively impacted by our pharmaceutical compounding operations as production at our Memphis facility had been suspended since December 2017. As a percentage of revenue, Pharmaceutical Distribution Services gross profit margin of 2.13% in the fiscal year ended September 30, 2019 remained relatively flat compared to the prior fiscal year.
Gross profit in Other increased 4.3%, or $53.7 million, from the prior fiscal year primarily due to growth at World Courier and MWI, the January 2018 consolidation of the specialty joint venture in Brazil, and ABCS's growth in its Canadian operations. As a percentage of revenue, gross profit margin in Other of 19.13% in the fiscal year ended September 30, 2019 decreased from 19.90% in the prior fiscal year.
We recognized gains from antitrust litigation settlements with pharmaceutical manufacturers of $145.9 million and $35.9 million during the fiscal years ended September 30, 2019 and 2018, respectively. The gains were recorded as reductions to cost of goods sold (see Note 15 of the Notes to Consolidated Financial Statements).
Operating Expenses

	Fiscal Year Ended September 30,
(dollars in thousands)	2019	2018	Change
Distribution, selling, and administrative	$2,663,508	$2,460,301	8.3%
Depreciation and amortization	462,407	465,127	(0.6)%
Employee severance, litigation, and other	330,474	183,520
Goodwill impairment	—	59,684
Impairment of PharMEDium assets	570,000	—
Total operating expenses	$4,026,389	$3,168,632	27.1%
Distribution, selling, and administrative expenses increased 8.3%, or $203.2 million, from the prior fiscal year. As a percentage of revenue, distribution, selling, and administrative expenses were 1.48% in the fiscal year ended September 30, 2019, and represents a 2-basis point increase compared to the prior fiscal year. Pharmaceutical Distribution Services' segment expenses increased by 10.2% from the prior fiscal year primarily due to an increase in costs to support revenue growth, the January 2018 consolidation of Profarma, and the January 2018 acquisition of H.D. Smith. Distribution, selling, and administrative expenses in Other increased by 2.7% in the fiscal year ended September 30, 2019 due to an increase in costs to support revenue growth at MWI and the January 2018 consolidation of the specialty joint venture in Brazil, offset in part by a reduction in distribution, selling, and administrative expenses at ABCS.
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
Employee severance, litigation, and other in the fiscal year ended September 30, 2018 included $36.7 million of severance costs primarily related to position eliminations resulting from our business transformation efforts and restructuring activities related to our consulting business, $61.5 million of litigation costs primarily related to legal fees in connection with opioid lawsuits and investigations and related initiatives, $33.9 million of acquisition-related deal and integration costs (primarily related to H.D. Smith), $33.0 million related to our business transformation efforts, and $18.4 million of other restructuring initiatives.
    We recorded a $570.0 million impairment of PharMEDium's long-lived assets in the fiscal year ended September 30, 2019 (see Note 1 of the Notes to Consolidated Financial Statements).
We recorded a $59.7 million goodwill impairment charge at our Profarma reporting unit in the fiscal year September 30, 2018 in connection with our annual goodwill impairment assessment.
Operating Income

	Fiscal Year Ended September 30,
(dollars in thousands)	2019	2018	Change
Pharmaceutical Distribution Services	$1,671,251	$1,626,748	2.7%
Other	380,660	355,091	7.2%
Intersegment eliminations	(659)	(609)
Total segment operating income	2,051,252	1,981,230	3.5%

Gain from antitrust litigation settlements	145,872	35,938
LIFO credit (expense)	22,544	(67,324)
PharMEDium remediation costs	(69,423)	(66,204)
New York State Opioid Stewardship Act	22,000	(22,000)
Acquisition-related intangibles amortization	(159,848)	(174,751)
Employee severance, litigation, and other	(330,474)	(183,520)
Goodwill impairment	—	(59,684)
Impairment of PharMEDium assets	(570,000)	—
Operating income	$1,111,923	$1,443,685	(23.0)%
Segment operating income is evaluated excluding gain from antitrust litigation settlements; LIFO credit (expense); PharMEDium remediation costs; New York State Opioid Stewardship Act; acquisition-related intangibles amortization; employee severance, litigation, and other; goodwill impairment; and impairment of PharMEDium assets.
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
Interest expense, net decreased 9.7%, or $16.9 million, from the prior fiscal year. The decrease in interest expense, net from the prior fiscal year was due to an increase in interest income due to a $752 million increase in our average invested cash balance during the fiscal year ended September 30, 2019 and an increase in investment interest rates, offset in part by an increase in interest expense due to the December 2017 issuance of senior notes to finance our January 2018 acquisition of H.D. Smith and the January 2018 consolidation of Profarma's debt and related interest expense.
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
    Our effective tax rates were 11.7% and (37.2)% in the fiscal years ended September 30, 2019 and 2018, respectively. Our effective tax rate in the fiscal year ended September 30, 2019 was primarily impacted by the $570.0 million impairment of PharMEDium assets (see Note 1 of the Notes to Consolidated Financial Statements) and legal settlements, which changed the mix of domestic and international income. The effective tax rate in the fiscal year ended September 30, 2019 was also impacted by a $37.0 million decrease to the Company's transition tax related to the 2017 Tax Act. Our effective tax rate in the fiscal year ended September 30, 2018 was primarily impacted by the effect of 2017 Tax Act. Our total income tax benefit in the fiscal year ended September 30, 2018 of $438.5 million reflects $612.6 million of tax benefits recognized and a reduction in the U.S. federal income tax rate from 35% to 21%, both resulting from the 2017 Tax Act. Additionally, during the fourth quarter of fiscal 2018, a portion of a 2017 legal settlement charge was determined to be deductible, which favorably impacted our effective tax rate for the fiscal year ended September 30, 2018. Our effective tax rates for the fiscal years ended September 30, 2019 and 2018 were also favorably impacted by the Company's international businesses in Switzerland and Ireland, which have lower income tax rates, and the benefit from stock option exercises and restricted stock vesting.
Net income and earnings per share were significantly lower in the fiscal year ended September 30, 2019 primarily due to the $570.0 million impairment of PharMEDium assets and the significant income tax benefit recognized in the prior fiscal year as a result of the 2017 Tax Act.
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
Allowances for Returns and Doubtful Accounts
Trade receivables are primarily comprised of amounts owed to us for our pharmaceutical distribution and services activities and are presented net of an allowance for customer sales returns and an allowance for doubtful accounts. Our customer sales return policy generally allows customers to return products only if the products can be resold at full value or returned to suppliers for full credit. We record an accrual for estimated customer sales returns at the time of sale to the customer based upon historical customer return trends. The allowance for returns as of September 30, 2020 and 2019 was $1,344.6 million and $1,147.5 million, respectively.
In determining the appropriate allowance for doubtful accounts, we consider a combination of factors, such as the aging of trade receivables, industry trends, and our customers' financial strength, credit standing, payment and default history, and macroeconomic conditions. Changes in the aforementioned factors, among others, may lead to adjustments in our allowance for doubtful accounts. The calculation of the required allowance requires judgment by our management as to the impact of these and other factors on the ultimate realization of our trade receivables. Each of our business units performs ongoing credit evaluations of its customers' financial condition and maintains reserves for probable bad debt losses based upon historical experience and for specific credit problems when they arise. We write off balances against the reserves when collectability is deemed remote. Each business unit performs formal, documented reviews of the allowance at least quarterly, and our largest business units perform such reviews monthly. There were no significant changes to this process during the fiscal years ended September 30, 2020, 2019, and 2018, and bad debt expense was computed in a consistent manner during these periods. The bad debt expense for any period presented is equal to the changes in the period end allowance for doubtful accounts, net of write-offs, recoveries, and other adjustments.
Bad debt expense for the fiscal years ended September 30, 2020, 2019, and 2018 was $11.9 million, $25.2 million, and $16.7 million, respectively. An increase or decrease of 0.1% in the 2020 allowance as a percentage of trade receivables would result in an increase or decrease in the provision on accounts receivable of approximately $13.9 million. The allowance for doubtful accounts was $72.7 million and $76.4 million as of September 30, 2020 and 2019, respectively.
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
Goodwill and other intangible assets with indefinite lives, such as certain trademarks and trade names, are not amortized; rather, they are tested for impairment at least annually. For the purpose of these impairment tests, we can elect to perform a qualitative assessment to determine if it is more likely than not that the fair values of its reporting units and indefinite-lived intangible assets are less than the respective carrying values of those reporting units and indefinite-lived intangible assets, respectively. Such qualitative factors can include, among other, industry and market conditions, overall financial performance, and relevant entity-specific events. If we conclude based on our qualitative assessment that it is more likely than not that the fair value of a reporting unit is less than its carrying value, we perform a quantitative analysis. We elected to perform a qualitative impairment assessment of goodwill and indefinite-lived intangible assets in the fourth quarter of fiscal 2020, with the exception of our testing of goodwill and indefinite-lived intangibles in the MWI and the Profarma reporting units. We elected to perform a qualitative impairment assessment of goodwill and indefinite-lived intangible assets in the fourth quarter of fiscal 2019, with the exception of our testing in the Profarma reporting unit. In the fourth quarter of fiscal 2018, we elected to bypass performing the qualitative assessment and went directly to performing our annual quantitative assessments of goodwill and indefinite-lived intangible assets.
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
We completed our required annual impairment tests of goodwill and indefinite-lived intangible assets in the fourth quarter of the fiscal years ended September 30, 2020, 2019, and 2018. We recorded a goodwill impairment of $59.7 million in our Profarma reporting unit in connection with our fiscal 2018 annual impairment test. No goodwill impairments were recorded in the fiscal years ended September 30, 2020 and 2019. No indefinite-lived intangible impairments were recorded in the fiscal years ended September 30, 2020, 2019, and 2018.
We perform a recoverability assessment of our long-lived assets when impairment indicators are present.
After U.S. Food and Drug Administration ("FDA") inspections of PharMEDium's compounding facilities, we voluntarily suspended production activities in December 2017 at its largest compounding facility located in Memphis, Tennessee pending execution of certain remedial measures.
As a result of the suspension of production activities at PharMEDium's compounding facility located in Memphis, Tennessee and the regulatory matters, we performed a recoverability assessment of PharMEDium's long-lived assets and recorded a $570.0 million impairment loss in the quarter ended March 31, 2019 for the amount that the carrying value of the PharMEDium asset group exceeded its fair value. Prior to the impairment, the carrying value of the asset group was $792 million. The fair value of the asset group was $222 million as of March 31, 2019. The PharMEDium asset group was included in the Pharmaceutical Distribution Services reportable segment. Significant assumptions used in estimating the fair value of PharMEDium's asset group included (i) a 15% discount rate, which contemplated a higher risk at PharMEDium; (ii) the period in which PharMEDium will resume production at or near capacity; and (iii) the estimated EBITDA (earnings before interest, taxes, depreciation, and amortization) margins when considering the likelihood of higher operating and compliance costs. We believed that our fair value assumptions were representative of market participant assumptions; however, the forecasted cash flows used to estimate fair value and measure the related impairment were inherently uncertain and included assumptions that differed from actual results in future periods (see below). This represents a Level 3 nonrecurring fair value measurement. We allocated $522.1 million of the impairment to finite-lived intangibles ($420.8 million of customer relationships, $79.9 million of a trade name, and $21.4 million of software technology) and $47.9 million of the impairment to property and equipment.
We updated our recoverability assessment of PharMEDium's long-lived assets as of September 30, 2019, and we concluded that PharMEDium’s long-lived assets were recoverable as of September 30, 2019.
As a result of the continued suspension of the production activities at PharMEDium's compounding facility located in Memphis, Tennessee, certain regulatory matters, ongoing operational challenges, and lower-than-expected operating results, we updated our recoverability assessment of PharMEDium’s long-lived assets as of December 31, 2019. The recoverability assessment was based upon comparing PharMEDium's forecasted undiscounted cash flows to the carrying value of its asset group. Using forecasted undiscounted cash flows that were based on the weighted average of multiple strategic alternatives, we concluded that the carrying value of the PharMEDium long-lived asset group was not recoverable as of December 31, 2019. The forecasted undiscounted cash flows as of December 31, 2019 were lower than the forecasted undiscounted cash flows as of September 30, 2019 due to a change in weighting of multiple strategic alternatives and lower operating results in the three months ended December 31, 2019 compared to expectations. We then performed an impairment test by comparing the PharMEDium asset group's fair value of $145 million to its carrying value, which resulted in a $138.0 million impairment loss in the three months ended December 31, 2019. Significant assumptions used in estimating the fair value of PharMEDium's asset group included (i) a 17% discount rate, which contemplated a higher risk at PharMEDium; (ii) the period in which PharMEDium will resume production at or near capacity; and (iii) the estimated EBITDA (earnings before interest, taxes, depreciation, and amortization) margins when considering the likelihood of higher operating and compliance costs. We believed that our fair value assumptions were representative of market participant assumptions; however, the forecasted cash flows used to estimate fair value and measure the related impairment were inherently uncertain and included assumptions that differed from actual results in future periods (see below). This represented a Level 3 nonrecurring fair value measurement. We allocated $123.2 million of the impairment to finite-lived intangibles, $11.6 million of the impairment to property and equipment, and $3.2 million to ROU assets.
In January 2020, we decided to permanently exit the PharMEDium compounding business, and, as a result, we ceased all commercial and administrative operations related to this business in fiscal 2020. The decision to permanently exit the PharMEDium business was due to a number of factors including, but not limited to, ongoing operational, regulatory, and commercial challenges, such as PharMEDium's decision in January 2020 to suspend production at the compounding facility in New Jersey pending facility upgrades related to the air handling and filtration systems. In connection with the decision to exit the PharMEDium business, we recorded an impairment of PharMEDium's assets of $223.7 million in the three months ended March 31, 2020, which included impairments of the remaining finite-lived intangible assets and the majority of the remaining tangible assets.
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
The significant assumptions and estimates described in the preceding paragraphs are important contributors to the ultimate effective tax rate in each year. If any of our assumptions or estimates were to change, an increase or decrease in our effective tax rate by 1% on income before income taxes would have caused income tax expense to change by $52.9 million in the fiscal year ended September 30, 2020.
For a complete discussion of the impact of the CARES Act, the PharMEDium worthless stock deduction, Swiss Tax Reform, the legal accrual related to opioid litigation, and the 2017 Tax Act, refer to Note 5 of the Notes to Consolidated Financial Statements.
Inventories
Inventories are stated at the lower of cost or market. Cost for approximately 70% and 75% of our inventories as of September 30, 2020 and 2019, respectively, has been determined using the LIFO method. If we had used the first-in, first-out method of inventory valuation, which approximates current replacement cost, inventories would have been approximately $1,519.2 million and $1,511.8 million higher than the amounts reported as of September 30, 2020 and 2019, respectively. We recorded LIFO expenses of $7.4 million and $67.3 million in the fiscal years ended September 30, 2020 and 2018, respectively. We recorded a LIFO credit of $22.5 million in the fiscal year ended September 30, 2019. The annual LIFO provision is affected by manufacturer pricing practices, which may be impacted by market and other external influences, changes in inventory quantities, and product mix, many of which are difficult to predict. Changes to any of the above factors can have a material impact to our annual LIFO provision.

Loss Contingencies
In the ordinary course of business, we become involved in lawsuits, administrative proceedings, government subpoenas, government investigations, stockholder demands, and other disputes, including antitrust, commercial, product liability, intellectual property, regulatory, employment discrimination, and other matters. Significant damages or penalties may be sought in some matters, and some matters may require years to resolve. We record a liability when it is both probable that a loss has been incurred and the amount can be reasonably estimated. We also perform an assessment of the materiality of loss contingencies where a loss is either not probable or it is reasonably possible that a loss could be incurred in excess of amounts accrued. If a loss or an additional loss has at least a reasonable possibility of occurring and the impact on the financial statements would be material, we provide disclosure of the loss contingency and whether a reasonable estimate of the loss or the range of the loss can made in the footnotes to our financial statements. We review all contingencies at least quarterly to determine whether the likelihood of loss has changed and to assess whether a reasonable estimate of the loss or the range of the loss can be made. Among the loss contingencies we considered in accordance with the foregoing in connection with the preparation of the accompanying financial statements were the opioid matters described in Note 14 of the Notes to Consolidated Financial Statements.
Liquidity and Capital Resources
The following illustrates our debt structure as of September 30, 2020, including availability under the multi-currency revolving credit facility, the receivables securitization facility, the revolving credit note, and the overdraft facility:

(in thousands)	Outstanding Balance	Additional Availability
Fixed-Rate Debt:
$500,000, 3.40% senior notes due 2024	498,232	—
$500,000, 3.25% senior notes due 2025	496,990	—
$750,000, 3.45% senior notes due 2027	743,940	—
$500,000, 2.80% senior notes due 2030	494,045	—
$500,000, 4.25% senior notes due 2045	494,730	—
$500,000, 4.30% senior notes due 2047	492,755	—
Nonrecourse debt	58,081	—
Total fixed-rate debt	3,278,773	—

Variable-Rate Debt:
Revolving credit note	—	75,000
Term loan due October 2020	399,982	—
Overdraft facility due 2021 (£30,000)	—	38,770
Receivables securitization facility due 2022	350,000	1,100,000
Multi-currency revolving credit facility due 2024	—	1,400,000
Nonrecourse debt	90,765	—
Total variable-rate debt	840,747	2,613,770
Total debt	$4,119,520	$2,613,770
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
 Our primary ongoing cash requirements will be to finance working capital, fund the repayment of debt, fund the payment of interest on debt, fund purchases of our common stock, fund the payment of dividends, finance acquisitions, and fund capital expenditures and routine growth and expansion through new business opportunities. Future cash flows from operations and borrowings are expected to be sufficient to fund our ongoing cash requirements, including the opioid litigation payments that are expected to be made over 18 years (see below).
As discussed in Note 14 of the Notes to Consolidated Financial Statements, in the fourth quarter of fiscal 2020, with regard to litigation relating to the distribution of prescription opioid pain medications, we recorded a $6.6 billion ($5.5 billion, net of an income tax benefit) charge. We are in advanced discussions, which are ongoing, to reach a global settlement of the MDL and related state-court litigation brought by certain state and local governmental entities in which our payment would be over 18 years to resolve cases currently filed and that could be filed by states, counties, municipalities, and other government entities. A portion of this amount relating to plaintiff attorney fees would be payable over a shorter time period. The aforementioned litigation accrual has not and is not expected to have an impact on our compliance with our debt covenants or our ability to pay dividends.
As of September 30, 2020 and 2019, our cash and cash equivalents held by foreign subsidiaries were $675.9 million and $826.8 million, respectively, and are generally based in U.S. dollar denominated holdings. We have the ability to repatriate the majority of our cash and cash equivalents held by our foreign subsidiaries without incurring significant additional taxes upon repatriation.
We have increased seasonal needs related to our inventory build during the December and March quarters that, depending on our cash balance, may require the use of our credit facilities to fund short-term capital needs. Our cash balance in the fiscal years ended September 30, 2020 and 2019 needed to be supplemented by intra-period credit facility borrowings to cover short-term working capital needs. The largest amount of intra-period borrowings under our revolving and securitization credit facilities that was outstanding at any one time during the fiscal years ended September 30, 2020 and 2019 was $39.6 million and $240.6 million, respectively. We had $117.4 million, $606.0 million, and $25,115.3 million of cumulative intra-period borrowings that were repaid under our credit facilities during the fiscal years ended September 30, 2020, 2019, and 2018, respectively.
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
We have a $1.4 billion multi-currency senior unsecured revolving credit facility ("Multi-Currency Revolving Credit Facility") with a syndicate of lenders, which is scheduled to expire in September 2024. Interest on borrowings under the Multi-Currency Revolving Credit Facility accrues at specified rates based upon our debt rating and ranges from 70 basis points to 112.5 basis points over CDOR/LIBOR/EURIBOR/Bankers Acceptance Stamping Fee, as applicable (91 basis points over CDOR/LIBOR/EURIBOR/Bankers Acceptance Stamping Fee as of September 30, 2020) and from 0 basis points to 12.5 basis points over the alternate base rate and Canadian prime rate, as applicable. We pay facility fees to maintain the availability under the Multi-Currency Revolving Credit Facility at specified rates based upon our debt rating, ranging from 5 basis points to 12.5 basis points, annually, of the total commitment (9 basis points as of September 30, 2020). We may choose to repay or reduce our commitments under the Multi-Currency Revolving Credit Facility at any time. The Multi-Currency Revolving Credit Facility contains covenants, including compliance with a financial leverage ratio test, as well as others that impose limitations on, among other things, indebtedness of subsidiaries and asset sales, with which we were compliant as of September 30, 2020.
We have a commercial paper program whereby we may from time to time issue short-term promissory notes in an aggregate amount of up to $1.4 billion at any one time. Amounts available under the program may be borrowed, repaid, and re-borrowed from time to time. The maturities on the notes will vary, but may not exceed 365 days from the date of issuance. The notes will bear interest, if interest bearing, or will be sold at a discount from their face amounts. The commercial paper program does not increase our borrowing capacity as it is fully backed by our Multi-Currency Revolving Credit Facility. There were no borrowings outstanding under our commercial paper program as of September 30, 2020 and 2019.
We have a $1,450 million receivables securitization facility ("Receivables Securitization Facility"), which is scheduled to expire in September 2022. We have available to us an accordion feature whereby the commitment on the Receivables Securitization Facility may be increased by up to $250 million, subject to lender approval, for seasonal needs during the December and March quarters. Interest rates are based upon prevailing market rates for short-term commercial paper or LIBOR plus a program fee. We pay a customary unused fee at prevailing market rates, annually, to maintain the availability under the Receivables Securitization Facility. The Receivables Securitization Facility contains similar covenants to the Multi-Currency Revolving Credit Facility, with which we were compliant as of September 30, 2020.

    In April 2019, we elected to repay $150.0 million of our outstanding Receivables Securitization Facility balance prior to the scheduled maturity date.
In connection with the Receivables Securitization Facility, AmerisourceBergen Drug Corporation and a specialty distribution subsidiary sell on a revolving basis certain accounts receivable to Amerisource Receivables Financial Corporation, a wholly-owned special purpose entity, which in turn sells a percentage ownership interest in the receivables to financial institutions and commercial paper conduits sponsored by financial institutions. AmerisourceBergen Drug Corporation is the servicer of the accounts receivable under the Receivables Securitization Facility. As sold receivables are collected, additional receivables may be sold up to the maximum amount available under the facility. We use the facility as a financing vehicle because it generally offers an attractive interest rate relative to other financing sources.
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
In October 2018, we refinanced $400 million of outstanding term loans by issuing a new $400 million variable-rate term loan ("October 2018 Term Loan"), which matures in October 2020. The October 2018 Term Loan bears interest at a rate equal to a base rate or LIBOR, plus a margin of 65 basis points. The October 2018 Term Loan contains similar covenants to the Multi-Currency Revolving Credit Facility, with which we were compliant as of September 30, 2020.
In October 2020, we repaid the $400 million October 2018 Term Loan that became due.
In addition to the 2027 Notes, the 2030 Notes, and the 2047 Notes, we have $500 million of 3.40% senior notes due May 15, 2024, $500 million of 3.25% senior notes due March 1, 2025, and $500 million of 4.25% senior notes due March 1, 2045 (collectively, the "Notes"). Interest on the Notes is payable semiannually in arrears.
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
    In October 2018, our board of directors authorized a share repurchase program allowing us to purchase up to $1.0 billion of our shares of common stock, subject to market conditions. During the fiscal year ended September 30, 2019, we purchased $538.9 million of our common stock under this program, which included $14.8 million of September 2019 purchases that cash settled in October 2019. During the fiscal year ended September 30, 2020, we purchased $405.6 million of our common stock, which excluded $14.8 million of September 2019 purchases that cash settled in October 2019. As of September 30, 2020, we had $55.5 million of availability remaining under this program.
In May 2020, our board of directors authorized a new share repurchase program allowing us to purchase up to $500 of our outstanding shares of common stock, subject to market conditions.
The following is a summary of our contractual obligations for future principal and interest payments on our debt, minimum rental payments on our noncancellable operating leases, and minimum payments on our other commitments as of September 30, 2020:

Payments Due by Period (in thousands)	Debt, Including Interest Payments	Operating Leases	Other Commitments	Total
Within 1 year	$617,096	$117,680	$97,192	$831,968
1-3 years	628,756	216,196	66,970	911,922
4-5 years	1,210,455	177,253	84,898	1,472,606
After 5 years	3,285,045	376,396	58,251	3,719,692
Total	$5,741,352	$887,525	$307,311	$6,936,188

    The 2017 Tax Act required a one-time transition tax to be recognized on historical foreign earnings and profits. We currently estimate that our liability related to the transition tax is $182.6 million, net of overpayments and tax credits, as of September 30, 2020, which is payable in installments over a six-year period commencing in January 2021. The transition tax commitment is included in "Other Commitments" in the above table.

Our liability for uncertain tax positions was $498.3 million (including interest and penalties) as of September 30, 2020. Included in this balance is $371.5 million for an uncertain tax position related to the $6.6 billion legal accrual for litigation related to the distribution of prescription opioid pain medications, as disclosed in Note 14 of the Notes to Consolidated Financial Statements. As of September 30, 2020, a settlement has not been reached, and, therefore, we applied significant judgment in estimating the ultimate amount of the opioid litigation settlement that would be deductible for U.S. federal and state purposes. In estimating the amount that would ultimately be deductible, we considered prior U.S. tax case law, the amount and character of the damages sought in the opioid litigation, the inherent uncertainty related to litigation of this nature and magnitude, and other relevant factors. While we believe that our estimate of the uncertain tax position appropriately reflects these considerations, it is reasonably possible that the uncertain tax position recognized as of September 30, 2020 may be revised in future periods as the settlement with the various plaintiffs is finalized. The remaining amount of the liability represents an estimate of tax positions that we have taken in our tax returns or expect to take in future tax returns which may ultimately not be sustained upon examination by taxing authorities. Since the amount and timing of any future cash settlements cannot be predicted with reasonable certainty, the estimated liability has been excluded from the above contractual obligations table.
During the fiscal years ended September 30, 2020 and 2019, our operating activities provided cash of $2,207.0 million and $2,344.0 million, respectively. Cash provided by operations in the fiscal year ended September 30, 2020 was principally the result of an increase in the accrued litigation liability of $6,198.9 million, an increase in accounts payable of $3,300.8 million, and an increase in accrued expenses of $524.0 million, largely offset in part by a net loss of $3,399.6 million, an increase in accounts receivable of $1,629.0 million, an increase in inventories of $1,621.1 million, non-cash items of $662.4 million, and an increase in income taxes receivable of $482.6 million. The increases in the accrued litigation liability and accrued expenses were primarily due to a legal accrual for litigation relating to the distribution of prescription opioid pain medications (see Note 14 of the Notes to Consolidated Financial Statements). The increase in accounts payable was primarily driven by the increase in inventories and the timing of scheduled payments to suppliers. The increase in accounts receivable was the result of our revenue growth and the timing of payments from our customers. The increase in inventories was due to an increase in business volume. Non-cash items were comprised primarily of a deferred income tax benefit of $1,545.0 million primarily related to a legal accrual in connection with opioid lawsuits and Swiss Tax Reform, offset in part by a $361.7 million impairment of PharMEDium's long-lived assets (see Note 1 of the Notes to Consolidated Financial Statements), $290.7 million of depreciation expense, and $117.3 million of amortization expense. The increase in income taxes receivable was the result of a benefit recorded in connection with certain discrete items (see Note 5 of the Notes to Consolidated Financial Statements).
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

	Fiscal Year Ended September 30,
	2020	2019	2018
Days sales outstanding	24.8	25.2	24.5
Days inventory on hand	28.9	28.4	29.9
Days payable outstanding	57.8	57.6	56.7
Our cash flows from operating activities can vary significantly from period to period based upon fluctuations in our period end working capital. Additionally, any changes to payment terms with a significant customer or manufacturer supplier could have a material impact to our cash flows from operations. Operating cash flows during the fiscal year ended September 30, 2020 included $150.7 million of interest payments and $139.4 million of income tax payments, net of refunds. Operating cash flows during the fiscal year ended September 30, 2019 included $167.4 million of interest payments and $117.7 million of income tax payments, net of refunds. Operating cash flows during the fiscal year ended September 30, 2018 included $162.1 million of interest payments and $104.0 million of income tax payments, net of refunds.

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
Capital expenditures in the fiscal years ended September 30, 2020, 2019, and 2018 were $369.7 million, $310.2 million, and $336.4 million, respectively. Significant capital expenditures in fiscal 2020 included investments in various technology initiatives, including costs related to enhancing and upgrading our primary information technology operating systems. Significant capital expenditures in fiscal 2019 included costs associated with the construction of a new support facility and technology initiatives, including costs related to enhancing and upgrading our information technology systems. Significant capital expenditures in fiscal 2018 included technology initiatives, including costs related to enhancing and upgrading our information technology systems and costs associated with expanding distribution capacity.
We currently expect to spend approximately $400 million for capital expenditures during fiscal 2021. Larger 2021 capital expenditures will include investments related to various technology initiatives and new facilities.
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
Net cash used in financing activities in the fiscal year ended September 30, 2020 principally related to $420.4 million in purchases of our common stock, and $343.6 million in cash dividends paid on our common stock.
Net cash used in financing activities in the fiscal year ended September 30, 2019 principally related to $674.0 million in purchases of our common stock and $339.0 million in cash dividends paid on our common stock.
Net cash used in financing activities in the fiscal year ended September 30, 2018 principally included the early retirement of the $400 million of 4.875% senior notes, $639.2 million in purchases of our common stock, and $333.0 million in cash dividends paid on our common stock, offset in part by the issuance of $750.0 million of 3.45% senior notes and $500 million of 4.3% senior notes.
Our board of directors approved the following quarterly dividend increases:

Dividend Increases
	Per Share
Date	New Rate	Old Rate	% Increase
November 2017	$0.380	$0.365	4%
November 2018	$0.400	$0.380	5%
January 2020	$0.420	$0.400	5%
November 2020	$0.440	$0.420	5%
We anticipate that we will continue to pay quarterly cash dividends in the future. However, the payment and amount of future dividends remain within the discretion of our board of directors and will depend upon our future earnings, financial condition, capital requirements, and other factors.
Market Risk
We have market risk exposure to interest rate fluctuations relating to our debt. We manage interest rate risk by using a combination of fixed-rate and variable-rate debt. The amount of variable-rate debt fluctuates during the year based on our working capital requirements. We had $0.8 billion of variable-rate debt outstanding as of September 30, 2020. We periodically evaluate financial instruments to manage our exposure to fixed and variable interest rates. However, there are no assurances that such instruments will be available in the combinations we want and/or on terms acceptable to us. There were no such financial instruments in effect as of September 30, 2020.
We also have market risk exposure to interest rate fluctuations relating to our cash and cash equivalents. We had $4,597.7 million in cash and cash equivalents as of September 30, 2020. The unfavorable impact of a hypothetical decrease in interest rates on cash and cash equivalents would be partially offset by the favorable impact of such a decrease on variable-rate debt. For every $100 million of cash invested that is in excess of variable-rate debt, a 10-basis point decrease in interest rates would increase our annual net interest expense by $0.1 million.
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

Cautionary Note Regarding Forward-Looking Statements
Certain of the statements contained in this Management's Discussion and Analysis of Financial Condition and Results of Operations and elsewhere in this report are "forward-looking statements" within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. Words such as "expect," "likely," "outlook," "forecast," "would," "could," "should," "can," "project," "intend," "plan," "continue," "sustain," "synergy," "on track," "believe," "seek," "estimate," "anticipate," "may," "possible," "assume," variations of such words, and similar expressions are intended to identify such forward-looking statements. These statements are based on management's current expectations and are subject to uncertainty and changes in circumstances and speak only as of the date hereof. These statements are not guarantees of future performance and are based on assumptions and estimates that could prove incorrect or could cause actual results to vary materially from those indicated. Among the factors that could cause actual results to differ materially from those projected, anticipated, or implied are the following: unfavorable trends in brand and generic pharmaceutical pricing, including in rate or frequency of price inflation or deflation; competition and industry consolidation of both customers and suppliers resulting in increasing pressure to reduce prices for our products and services; changes in the United States healthcare and regulatory environment, including changes that could impact prescription drug reimbursement under Medicare and Medicaid; increasing governmental regulations regarding the pharmaceutical supply channel; declining reimbursement rates for pharmaceuticals; continued federal and state government enforcement initiatives to detect and prevent suspicious orders of controlled substances and the diversion of controlled substances; continued prosecution or suit by federal, state and other governmental entities of alleged violations of laws and regulations regarding controlled substances, including due to failure to achieve a global resolution of the multi-district opioid litigation and other related state court litigation, and any related disputes, including shareholder derivative lawsuits; increased federal scrutiny and litigation, including qui tam litigation, for alleged violations of laws and regulations governing the marketing, sale, purchase and/or dispensing of pharmaceutical products or services, and associated reserves and costs; failure to comply with the Corporate Integrity Agreement; material adverse resolution of pending legal proceedings; the retention of key customer or supplier relationships under less favorable economics or the adverse resolution of any contract or other dispute with customers or suppliers; changes to customer or supplier payment terms, including as a result of the COVID-19 impact on such payment terms; risks associated with the strategic, long-term relationship between Walgreens Boots Alliance, Inc. and the Company, including principally with respect to the pharmaceutical distribution agreement and/or the global generic purchasing services arrangement; changes in tax laws or legislative initiatives that could adversely affect the Company’s tax positions and/or the Company’s tax liabilities or adverse resolution of challenges to the Company’s tax positions; managing foreign expansion, including non-compliance with the U.S. Foreign Corrupt Practices Act, anti-bribery laws, economic sanctions and import laws and regulations; substantial defaults in payment, material reduction in purchases by or the loss, bankruptcy or insolvency of a major customer, including as a result of COVID-19; the loss, bankruptcy or insolvency of a major supplier, including as a result of COVID-19; financial market volatility and disruption; financial and other impacts of COVID-19 on our operations or business continuity; changes to the customer or supplier mix; malfunction, failure or breach of sophisticated information systems to operate as designed; risks generally associated with data privacy regulation and the international transfer of personal data; natural disasters or other unexpected events that affect the Company’s operations; the impairment of goodwill or other intangible assets (including any additional impairments with respect to foreign operations), resulting in a charge to earnings; the acquisition of businesses that do not perform as expected, or that are difficult to integrate or control, or the inability to capture all of the anticipated synergies related thereto or to capture the anticipated synergies within the expected time period; the Company's ability to manage and complete divestitures; the disruption of the Company’s cash flow and ability to return value to its stockholders in accordance with its past practices; interest rate and foreign currency exchange rate fluctuations; declining economic conditions in the United States and abroad; and other economic, business, competitive, legal, tax, regulatory and/or operational factors affecting the Company’s business generally. Certain additional factors that management believes could cause actual outcomes and results to differ materially from those described in forward-looking statements are set forth (i) elsewhere in this Management's Discussion and Analysis of Financial Condition and Results of Operations, (ii) in Item 1A (Risk Factors), (iii) Item 1 (Business), (iv) elsewhere in this report, and (v) in other reports filed by the Company pursuant to the Securities Exchange Act. The Company undertakes no obligation to publicly update or revise any forward-looking statements, except as required by the federal securities laws.
ITEM 7A.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
The Company's most significant market risks are the effects of changing interest rates, foreign currency risk, and the changes in the price of the Company's common stock. See discussion on page 43 under the heading "Market Risk," which is incorporated by reference herein.

ITEM 8.    FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Stockholders and the Board of Directors of AmerisourceBergen Corporation

Opinion on the Financial Statements
We have audited the accompanying consolidated balance sheets of AmerisourceBergen Corporation and subsidiaries (the Company) as of September 30, 2020 and 2019, the related consolidated statements of operations, comprehensive income, stockholders’ equity, and cash flows for each of the three years in the period ended September 30, 2020, and the related notes and financial statement schedule listed in the Index at Item 15(a) (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at September 30, 2020 and 2019, and the results of its operations and its cash flows for each of the three years in the period ended September 30, 2020, in conformity with U.S. generally accepted accounting principles.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company's internal control over financial reporting as of September 30, 2020, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework), and our report dated November 19, 2020 expressed an unqualified opinion thereon.
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

Legal Matters and Contingencies - Opioid Lawsuits
Description of the Matter
As discussed in Note 14 of the consolidated financial statements, the Company is involved in a significant number of lawsuits with counties, municipalities, and other governmental entities in a majority of U.S. states and Puerto Rico, as well as several tribes relating to the distribution of prescription opioid pain medications (“opioid litigation”). The Company recognizes a liability for those legal contingencies for which it is probable that a liability has been incurred at the date of the consolidated financial statements and the amount is reasonably estimable. The Company has recognized a $6.6 billion ($5.5 billion after tax) charge related to the opioid litigation for the year ended September 30, 2020 and has disclosed that it is unable to estimate the range of possible loss in excess of the amount accrued. In connection with this charge, the Company recognized a related income tax benefit, which reflects an unrecognized tax benefit resulting from uncertainty in the amount that is more likely than not to be deductible for U.S. federal and state income tax purposes based in part upon the final terms and conditions of a settlement agreement. The Company used significant judgment in measuring the amount of income tax benefit that qualified for recognition and may ultimately be deductible for U.S. federal and state purposes.

Auditing management’s determination of whether the opioid litigation liability is probable and reasonably estimable, and the related measurement and disclosures, is highly subjective and requires significant judgment. For instance, auditing management’s judgments related to the opioid litigation was challenging due to the significant judgment applied in determining the timing and magnitude of the liability and whether a range of possible loss in excess of the amount accrued is reasonably estimable, based upon the progress of settlement discussions and a potential settlement framework. In addition, auditing management's estimate of the amount of income tax benefit related to the Company's uncertain tax position that qualified for recognition was challenging because the assumptions and estimates require significant judgment as they are based upon settlement terms and documentation, including provisions related to deductibility, that have not been finalized.

How We Addressed the Matter in Our Audit
We tested the Company’s internal controls that address the risks of material misstatement related to the completeness, valuation, presentation and disclosure of the opioid litigation liability and related uncertain tax position. This included testing controls related to the Company’s process for identification, recognition, measurement and disclosure of the opioid litigation and testing controls related to the Company’s process to assess the technical merits of its tax position, including the Company’s assessment as to the amount of benefit that is more likely than not to be realized upon ultimate settlement with taxing authorities. For example, we inspected management’s review of correspondence from external legal counsel, historical legal settlements executed by the Company and those executed by other defendants, actions and statements made by the Company, and communications with the plaintiffs to determine the completeness and accuracy of the opioid litigation liability and the related financial statement footnote disclosures.

To test the Company’s opioid litigation liability, our substantive audit procedures included, among others, testing the completeness of the opioid litigation contingencies subject to evaluation by the Company and evaluating the Company’s analysis of its assessment of the probability of outcome by considering the progress of settlement discussions involving the opioid litigation and communications with plaintiffs, as well as the experience of other similar entities when evaluating the Company’s conclusions. We inspected responses to inquiry letters sent to both internal and external legal counsel, held discussions with internal and external legal counsel to confirm our understanding of the settlement discussions, and obtained written representations from executives of the Company. We also compared the Company’s assessment with its relevant history of similar legal contingencies that have been settled or otherwise resolved to evaluate the consistency of the Company’s assessment for outstanding legal contingencies at the balance sheet date. In addition, we also evaluated the adequacy of the Company’s financial statement disclosures.

We involved our tax subject matter professionals in assessing the technical merits and measurement of the Company’s tax position related to the opioid litigation liability. We examined the Company’s analysis and evaluated the underlying facts upon which the tax position was based. We used our knowledge of historical settlement activity to evaluate the Company’s measurement of the uncertain tax position associated with the opioid litigation. This included evaluating third-party advice obtained by the Company and performing inquiries of the Company’s external income tax advisers. We also evaluated the adequacy of the Company’s financial statement disclosures and obtained written representations from executives of the Company related to this income tax matter.

Other Legal Matters and Contingencies
Description of the Matter
As discussed in Note 14 of the consolidated financial statements, in addition to the opioid litigation addressed above, the Company is involved in government subpoenas, civil investigative demands, derivative actions, and other disputes. The Company recognizes a liability for those legal contingencies for which it is probable that a liability has been incurred at the date of the consolidated financial statements and the amount is reasonably estimable. The Company also performs an assessment of the materiality of legal contingencies where a loss is either reasonably possible or it is reasonably possible that an exposure to loss exists in excess of the amount accrued. If it is reasonably possible that such a loss or an additional loss may have been incurred and the effect on the consolidated financial statements is material, the Company discloses the nature of the loss contingency and an estimate of the possible loss or range of loss or a statement that such an estimate cannot be made within the notes to the consolidated financial statements.

Auditing management’s determination of whether a loss for a legal contingency is probable and reasonably estimable, reasonably possible or remote, and the related measurement and disclosures, is highly subjective and requires significant judgment. For instance, auditing management’s judgments was challenging due to the significant judgment applied in determining the likelihood of resolution of the matters through settlement or litigation.

How We Addressed the Matter in Our Audit
We tested the Company’s internal controls that address the risks of material misstatement related to the completeness, valuation, presentation and disclosure of legal contingencies. This included testing controls related to the Company’s process for identification, recognition, measurement and disclosure of legal contingencies. For example, we tested controls over management’s review of correspondence from external legal counsel, historical legal settlements executed by the Company and those executed by other defendants, actions and statements made by the Company, and communications with the plaintiffs to determine the completeness and accuracy of legal contingencies and the related financial statement footnote disclosures. We also tested controls over management’s assessment of the likelihood of the resolution of the matters through settlement or litigation.

To test the Company’s legal contingencies, our substantive audit procedures included, among others, testing the completeness of the legal contingencies subject to evaluation by the Company and evaluating the Company’s analysis of its assessment of the probability of outcome for each material legal contingency through inspection of responses to inquiry letters sent to both internal and external legal counsel, discussions with internal and external legal counsel to confirm our understanding of the allegations, and obtaining written representations from executives of the Company. We also compared the Company’s assessment with its relevant history of similar legal contingencies that have been settled or otherwise resolved to evaluate the consistency of the Company’s assessment for outstanding legal contingencies at the balance sheet date.

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
Philadelphia, Pennsylvania
November 19, 2020

AMERISOURCEBERGEN CORPORATION AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

	September 30,
(in thousands, except share and per share data)	2020	2019
ASSETS
Current assets:
Cash and cash equivalents	$4,597,746	$3,374,194
Accounts receivable, less allowances for returns and doubtful accounts: 2020 — $1,417,308; 2019 — $1,222,906	13,846,301	12,386,879
Inventories	12,589,278	11,060,254
Right to recover asset	1,344,649	1,147,483
Income tax receivable (Note 5)	488,428	5,859
Prepaid expenses and other	189,300	157,385
Total current assets	33,055,702	28,132,054

Property and equipment, net	1,484,808	1,770,516
Goodwill	6,706,719	6,705,507
Other intangible assets	1,886,107	2,294,836
Deferred income taxes	361,640	—
Other assets	779,854	269,067

TOTAL ASSETS	$44,274,830	$39,171,980

LIABILITIES AND STOCKHOLDERS' (DEFICIT) EQUITY

Current liabilities:
Accounts payable	$31,705,055	$28,385,074
Accrued expenses and other	1,646,763	1,057,208
Short-term debt	501,259	139,012
Total current liabilities	33,853,077	29,581,294

Long-term debt	3,618,261	4,033,880
Long-term financing obligation (Note 1)	—	320,518
Accrued income taxes	284,845	284,075
Deferred income taxes	686,485	1,860,195
Other liabilities	472,855	98,812
Accrued litigation liability	6,198,943	—
Commitments and contingencies (Note 14)

Stockholders' (deficit) equity:
Common stock, $0.01 par value — authorized, issued, and outstanding: 2020 — 600,000,000 shares, 287,790,479 shares and 204,226,465 shares; 2019 — 600,000,000 shares, 285,295,170 shares and 206,760,654 shares	2,878	2,853
Additional paid-in capital	5,081,776	4,850,142
Retained earnings	518,335	4,235,491
Accumulated other comprehensive loss	(108,830)	(111,965)
Treasury stock, at cost: 2020 — 83,564,014 shares; 2019 — 78,534,516 shares	(6,513,083)	(6,097,604)
Total AmerisourceBergen Corporation stockholders' (deficit) equity	(1,018,924)	2,878,917
Noncontrolling interest	179,288	114,289
Total (deficit) equity	(839,636)	2,993,206

TOTAL LIABILITIES AND STOCKHOLDERS' (DEFICIT) EQUITY	$44,274,830	$39,171,980
See notes to consolidated financial statements.

AMERISOURCEBERGEN CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS

	Fiscal Year Ended September 30,
(in thousands, except per share data)	2020	2019	2018
Revenue	$189,893,926	$179,589,121	$167,939,635
Cost of goods sold	184,702,042	174,450,809	163,327,318
Gross profit	5,191,884	5,138,312	4,612,317
Operating expenses:
Distribution, selling, and administrative	2,767,217	2,663,508	2,460,301
Depreciation	280,187	294,965	283,971
Amortization	110,875	167,442	181,156
Employee severance, litigation, and other (Note 13)	6,807,307	330,474	183,520
Goodwill impairment	—	—	59,684
Impairment of PharMEDium assets (Note 1)	361,652	570,000	—
Operating (loss) income	(5,135,354)	1,111,923	1,443,685
Other (income) loss	(1,581)	(12,952)	25,469
Interest expense, net	137,883	157,769	174,699
Loss on consolidation of equity investments	—	—	42,328
Loss on early retirement of debt	22,175	—	23,766
(Loss) income before income taxes	(5,293,831)	967,106	1,177,423
Income tax (benefit) expense	(1,894,273)	112,971	(438,469)
Net (loss) income	(3,399,558)	854,135	1,615,892
Net (income) loss attributable to noncontrolling interest	(9,158)	1,230	42,513
Net (loss) income attributable to AmerisourceBergen Corporation	$(3,408,716)	$855,365	$1,658,405

Earnings per share:
Basic	$(16.65)	$4.07	$7.61
Diluted	$(16.65)	$4.04	$7.53

Weighted average common shares outstanding:
Basic	204,783	210,165	217,872
Diluted	204,783	211,840	220,336
See notes to consolidated financial statements.

AMERISOURCEBERGEN CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

	Fiscal Year Ended September 30,
(in thousands)	2020	2019	2018
Net (loss) income	$(3,399,558)	$854,135	$1,615,892
Other comprehensive (loss) income:
Foreign currency translation adjustments	(7,872)	(32,957)	(36,904)
Loss on consolidation of equity investments	—	—	45,941
Other, net	(1,074)	(271)	(756)
Total other comprehensive (loss) income	(8,946)	(33,228)	8,281
Total comprehensive (loss) income	(3,408,504)	820,907	1,624,173
Comprehensive loss attributable to noncontrolling interest	2,923	1,746	50,829
Comprehensive (loss) income attributable to AmerisourceBergen Corporation	$(3,405,581)	$822,653	$1,675,002
See notes to consolidated financial statements.

AMERISOURCEBERGEN CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY

(in thousands, except per share data)	Common Stock	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Treasury Stock	Non-controlling Interest	Total
September 30, 2017	$2,806	$4,517,635	$2,395,218	$(95,850)	$(4,755,348)	$—	$2,064,461
Consolidation of variable interest entity	—	—	—	—	—	167,966	167,966
Net income (loss)	—	—	1,658,405	—	—	(42,513)	1,615,892
Other comprehensive income (loss)	—	—	—	16,597	—	(8,316)	8,281
Cash dividends, $1.52 per share	—	—	(333,041)	—	—	—	(333,041)
Exercises of stock options	27	138,429	—	—	—	—	138,456
Share-based compensation expense	—	62,316	—	—	—	—	62,316
Common stock purchases for employee stock purchase plan	—	(341)	—	—	—	—	(341)
Purchases of common stock	—	—	—	—	(663,220)	—	(663,220)
Employee tax withholdings related to restricted share vesting	—	—	—	—	(8,246)	—	(8,246)
Other	3	(2,566)	—	—	—	—	(2,563)
September 30, 2018	2,836	4,715,473	3,720,582	(79,253)	(5,426,814)	117,137	3,049,961
Adoption of ASC 606 (Note 1)	—	—	(1,482)	—	—	(1,102)	(2,584)
Net income (loss)	—	—	855,365	—	—	(1,230)	854,135
Other comprehensive loss	—	—	—	(32,712)	—	(516)	(33,228)
Cash dividends, $1.60 per share	—	—	(338,974)	—	—	—	(338,974)
Exercises of stock options	15	76,219	—	—	—	—	76,234
Share-based compensation expense	—	58,874	—	—	—	—	58,874
Purchases of common stock	—	—	—	—	(664,803)	—	(664,803)
Employee tax withholdings related to restricted share vesting	—	—	—	—	(5,987)	—	(5,987)
Other	2	(424)	—	—	—	—	(422)
September 30, 2019	2,853	4,850,142	4,235,491	(111,965)	(6,097,604)	114,289	2,993,206
Adoption of ASC 842, net of tax (Note 1)	—	—	35,138	—	—	—	35,138
Net (loss) income	—	—	(3,408,716)	—	—	9,158	(3,399,558)
Other comprehensive income (loss)	—	—	—	3,135	—	(12,081)	(8,946)
Cash dividends, $1.66 per share	—	—	(343,578)	—	—	—	(343,578)
Exercises of stock options	21	159,512	—	—	—	—	159,533
Share-based compensation expense	—	74,411	—	—	—	—	74,411
Purchases of common stock	—	—	—	—	(405,692)	—	(405,692)
Profarma retail equity offering	—	(1,567)	—	—	—	67,922	66,355
Employee tax withholdings related to restricted share vesting	—	—	—	—	(9,787)	—	(9,787)
Other	4	(722)	—	—	—	—	(718)
September 30, 2020	$2,878	$5,081,776	$518,335	$(108,830)	$(6,513,083)	$179,288	$(839,636)
See notes to consolidated financial statements.

AMERISOURCEBERGEN CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOW

	Fiscal Year Ended September 30,
(in thousands)	2020	2019	2018
OPERATING ACTIVITIES
Net (loss) income	$(3,399,558)	$854,135	$1,615,892
Adjustments to reconcile net (loss) income to net cash provided by operating activities:
Depreciation, including amounts charged to cost of goods sold	290,744	321,102	318,483
Amortization, including amounts charged to interest expense	117,269	176,410	191,626
Provision for doubtful accounts	11,912	25,196	16,660
(Benefit) provision for deferred income taxes	(1,544,971)	28,537	(795,524)
Share-based compensation expense	74,411	58,874	62,316
LIFO expense (credit)	7,422	(22,544)	67,324
Impairment of PharMEDium assets	361,652	570,000	—
Gain on sale of an equity investment	—	(13,692)	—
Goodwill impairment	—	—	59,684
Impairment of non-customer note receivable	—	—	30,000
Loss on consolidation of equity investments	—	—	42,328
Loss on early retirement of debt	22,175	—	23,766
Other, net	(3,044)	(23,193)	(19,078)
Changes in operating assets and liabilities, excluding the effects of acquisitions and divestitures:
Accounts receivable	(1,628,991)	(1,241,890)	(657,770)
Inventories	(1,621,143)	(167,990)	(4,923)
Income tax receivable	(482,569)	(2,834)	4,566
Prepaid expenses and other assets	28,050	(3,899)	(61,777)
Accounts payable	3,300,832	1,561,048	859,036
Income taxes payable	(3,289)	(13,353)	209,899
Accrued expenses	524,021	239,688	(537,905)
Accrued litigation liability	6,198,943	—	—
Other liabilities	(46,826)	(1,572)	(13,215)
NET CASH PROVIDED BY OPERATING ACTIVITIES	2,207,040	2,344,023	1,411,388
INVESTING ACTIVITIES
Capital expenditures	(369,677)	(310,222)	(336,411)
Cost of acquired companies, net of cash acquired	—	(63,951)	(785,299)
Cost of equity investments	(56,080)	—	—
Proceeds on sale of property and equipment	36,364	1,295	8,100
Other, net	9,522	(2,954)	2,496
NET CASH USED IN INVESTING ACTIVITIES	(379,871)	(375,832)	(1,111,114)
FINANCING ACTIVITIES
Senior notes and other loan borrowings	599,480	506,948	1,314,430
Senior notes and other loan repayments	(598,452)	(510,863)	(681,001)
Borrowings under revolving and securitization credit facilities	116,946	640,126	25,129,704
Repayments under revolving and securitization credit facilities	(149,980)	(769,284)	(25,127,438)
Payment of premium on early retirement of debt	(21,448)	—	(22,348)
Purchases of common stock	(420,449)	(674,031)	(639,235)
Exercises of stock options	159,533	76,234	138,456
Cash dividends on common stock	(343,578)	(338,974)	(333,041)
Profarma retail equity offering	66,355	—	—
Tax withholdings related to restricted share vesting	(9,787)	(5,987)	(8,246)
Other	(2,237)	(10,682)	(14,154)
NET CASH USED IN FINANCING ACTIVITIES	(603,617)	(1,086,513)	(242,873)
INCREASE IN CASH AND CASH EQUIVALENTS	1,223,552	881,678	57,401
Cash and cash equivalents at beginning of year	3,374,194	2,492,516	2,435,115
CASH AND CASH EQUIVALENTS AT END OF YEAR	$4,597,746	$3,374,194	$2,492,516

See notes to consolidated financial statements.

AMERISOURCEBERGEN CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2020
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
In March 2020, the World Health Organization ("WHO") declared a global pandemic attributable to the outbreak and continued spread of COVID-19. In connection with the mitigation and containment procedures recommended by the WHO and imposed by federal, state, and local governmental authorities, the Company implemented measures designed to keep its employees safe and address business continuity issues at its distribution centers and other locations. The Company continues to evaluate and plan for the potential effects of a prolonged disruption and the related impacts on its revenue, results of operations, and cash flows. These items include, but are not limited to, the financial condition of its customers and the realization of accounts receivable, decreased availability and demand for its products and services, and delays related to current and future projects. While the Company's operational and financial performance may be significantly impacted by COVID-19, it is not possible for the Company to predict the duration or magnitude of the outbreak and whether it could have a material adverse impact on the Company's financial position, results of operations, or cash flows. See Risk Factor - We face risks related to health epidemics and pandemics, and the continued spread of COVID-19 is adversely affecting our business.
Recently Adopted Accounting Pronouncements
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
The Company adopted ASC 606 as of October 1, 2018 on a modified retrospective basis for all open contracts as of October 1, 2018. The adoption had an immaterial impact on the Company's October 1, 2018 retained earnings and did not and will not have a material impact on the Company's revenues, results of operations, or cash flows. The Company did not record any material contract assets, contract liabilities, or deferred contract costs in its Consolidated Balance Sheet upon adoption.
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
In connection with the adoption of ASC 842, the Company recognized operating lease liabilities of $562.1 million, right-of-use ("ROU") assets of $526.3 million, and a $35.1 million, net of tax of $9.6 million, cumulative adjustment to retained earnings. The Company's lease liabilities were based on the present value of the remaining minimum lease commitments using the Company's incremental borrowing rates as of October 1, 2019, and the Company's ROU assets were based upon the operating lease liabilities adjusted for prepaid and deferred rents. The cumulative adjustment to retained earnings was primarily the result of derecognizing assets of $266.0 million in Property and Equipment, Net and $324.8 million of financing obligations in Long-Term Financing Obligation and Accrued Expenses and Other, all of which was associated with leased assets where the Company was deemed the owner of the leased assets for accounting purposes. The Company finalized the impact that the amended lease guidance had on its systems, processes, and internal controls. The adoption of ASC 842 did not and will not have a material impact on the Company's results of operations or cash flows.
For the Company's lease policy, refer to the "Leases" section of Note 1.
Recently Issued Accounting Pronouncements Not Yet Adopted
In June 2016, the FASB issued ASU No. 2016-13, "Financial Instruments - Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments" ("ASU 2016-13"). ASU 2016-13 requires financial assets measured at amortized cost to be presented at the net amount expected to be collected. The measurement of expected credit losses is based on relevant information about past events, including historical experience, current conditions, and reasonable and supportable forecasts that affect the collectibility of the reported amounts. An entity must use judgment in determining the relevant information and estimation methods that are appropriate in its circumstances. ASU 2016-13 is effective for annual reporting periods beginning after December 15, 2019, including interim periods within those fiscal years, and a modified retrospective approach is required, with a cumulative-effect adjustment to retained earnings as of the beginning of the first reporting period in which the guidance is effective. The Company does not expect the adoption of this new accounting guidance to have a material impact on its financial position, results of operations, or cash flows.
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
As of September 30, 2020, there were no other recently issued accounting standards that may have a material impact on the Company's financial position, results of operations, or cash flows upon their adoption.
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
The Company's trade accounts receivables are exposed to credit risk. Revenue from the various agreements and arrangements with the Company's largest customer in the fiscal year ended September 30, 2020, Walgreens Boots Alliance, Inc. ("WBA"), accounted for approximately 33% of revenue and represented approximately 47% of accounts receivable, net of incentives, as of September 30, 2020. Express Scripts, Inc., the Company's second largest customer in the fiscal year ended September 30, 2020, accounted for approximately 12% of revenue and represented approximately 7% of accounts receivable as of September 30, 2020. The Company generally does not require collateral for trade receivables. In determining the appropriate allowance for doubtful accounts, the Company considers a combination of factors, such as the aging of trade receivables, industry trends, and its customers' financial strength, credit standing, and payment and default history. Changes in these factors, among others, may lead to adjustments in the Company's allowance for doubtful accounts. The calculation of the required allowance requires judgment by Company management as to the impact of those and other factors on the ultimate realization of its trade receivables. Each of the Company's business units performs ongoing credit evaluations of its customers' financial condition and maintains reserves for probable bad debt losses based upon historical experience and for specific credit problems when they arise. There were no significant changes to this process during the fiscal years ended September 30, 2020, 2019, and 2018, and bad debt expense was computed in a consistent manner during these periods.
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
Contingencies
Loss Contingencies: In the ordinary course of its business, the Company becomes involved in lawsuits, administrative proceedings, government subpoenas, government investigations, stockholder demands, and other disputes, including antitrust, commercial, product liability, intellectual property, regulatory, employment discrimination, and other matters. Significant damages or penalties may be sought from the Company in some matters, and some matters may require years for the Company to resolve. The Company records a liability when it is both probable that a loss has been incurred and the amount can be reasonably estimated. The Company also performs an assessment of the materiality of loss contingencies where a loss is either not probable or it is reasonably possible that a loss could be incurred in excess of amounts accrued. If a loss or an additional loss has at least a reasonable possibility of occurring and the impact on the financial statements would be material, the Company provides disclosure of the loss contingency in the notes to its financial statements. The Company reviews all contingencies at least quarterly to determine whether the likelihood of loss has changed and to assess whether a reasonable estimate of the loss or the range of the loss can be made. Among the loss contingencies that the Company considered in accordance with the foregoing in connection with the preparation of the accompanying financial statements were the opioid matters described in Note 14.
Gain Contingencies: The Company records gain contingencies when they are realized. Gains from antitrust litigation settlements are realized upon the receipt of cash and recorded as a reduction to cost of goods sold because they represent a recovery of amounts historically paid to manufacturers to originally acquire the pharmaceuticals that were the subject of the antitrust litigation settlements (see Note 15).
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
Goodwill and other intangible assets with indefinite lives, such as certain trademarks and trade names, are not amortized; rather, they are tested for impairment at least annually. For the purpose of these impairment tests, the Company can elect to perform a qualitative assessment to determine if it is more likely than not that the fair values of its reporting units and indefinite-lived intangible assets are less than the respective carrying values of those reporting units and indefinite-lived intangible assets, respectively. Such qualitative factors can include, among others, industry and market conditions, overall financial performance, and relevant entity-specific events. If the Company concludes based on its qualitative assessment that it is more likely than not that the fair value of a reporting unit is less than its carrying value, it performs a quantitative analysis. The Company elected to perform a qualitative impairment assessment of goodwill and indefinite-lived intangible assets in the fourth quarter of fiscal 2020, with the exception of its testing of goodwill and indefinite-lived intangibles in the MWI and Profarma reporting units. The Company elected to perform a qualitative impairment assessment of goodwill and indefinite-lived intangible assets in the fourth quarter of fiscal 2019, with the exception of the its testing of goodwill in the Profarma reporting unit. In the fourth quarter of fiscal 2018, the Company elected to bypass performing the qualitative assessment and went directly to performing its annual quantitative assessments of goodwill and indefinite-lived intangible assets.
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

The Company completed its required annual impairment tests relating to goodwill and indefinite-lived intangible assets in the fourth quarter of the fiscal years ended September 30, 2020, 2019, and 2018. The Company recorded a goodwill impairment of $59.7 million in its Profarma reporting unit in connection with its fiscal 2018 annual impairment test. No goodwill impairments were recorded in the fiscal years ended September 30, 2020 and 2019. No indefinite-lived intangible asset impairments were recorded in the fiscal years ended September 30, 2020, 2019, and 2018.
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
As a result of the suspension of production activities at PharMEDium's compounding facility located in Memphis, Tennessee and the regulatory matters, the Company performed a recoverability assessment of PharMEDium's long-lived assets and recorded a $570.0 million impairment loss in the quarter ended March 31, 2019 for the amount that the carrying value of the PharMEDium asset group exceeded its fair value. Prior to the impairment, the carrying value of the asset group was $792 million. The fair value of the asset group was $222 million as of March 31, 2019. The PharMEDium asset group was included in the Pharmaceutical Distribution Services reportable segment. Significant assumptions used in estimating the fair value of PharMEDium's asset group included (i) a 15% discount rate, which contemplated a higher risk at PharMEDium; (ii) the period in which PharMEDium will resume production at or near capacity; and (iii) the estimated EBITDA (earnings before interest, taxes, depreciation, and amortization) margins when considering the likelihood of higher operating and compliance costs. The Company believed that its fair value assumptions were representative of market participant assumptions; however, the forecasted cash flows used to estimate fair value and measure the related impairment were inherently uncertain and included assumptions that differed from actual results in future periods (see below). This represents a Level 3 nonrecurring fair value measurement. The Company allocated $522.1 million of the impairment to finite-lived intangibles ($420.8 million of customer relationships, $79.9 million of a trade name, and $21.4 million of software technology) and $47.9 million of the impairment to property and equipment.
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
In January 2020, the Company decided to permanently exit the PharMEDium compounding business, and, as a result, the Company ceased all commercial and administrative operations related to this business in fiscal 2020. The decision to permanently exit the PharMEDium business was due to a number of factors including, but not limited to, ongoing operational, regulatory, and commercial challenges, such as PharMEDium's decision in January 2020 to suspend production at the compounding facility in New Jersey pending facility upgrades related to the air handling and filtration systems. In connection with the decision to exit the PharMEDium business, the Company recorded an impairment of PharMEDium's assets of $223.7 million in the three months ended March 31, 2020, which included impairments of the remaining finite-lived intangible assets and the majority of the remaining tangible assets.

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
The Company recognizes the tax benefit from an uncertain tax position only if it is more likely than not that the tax position will be sustained upon examination by the taxing authorities, including settlements with tax authorities or resolutions of any related appeals or litigation processes, based upon the technical merits of the position. Tax benefits associated with uncertain tax positions that have met the recognition criteria are measured and recorded based upon the highest probable outcome that is more than 50% likely to be realized after full disclosure and resolution of a tax examination.
Inventories
Inventories are stated at the lower of cost or market. Cost for approximately 70% and 75% of the Company's inventories as of September 30, 2020 and 2019, respectively, has been determined using the last-in, first-out ("LIFO") method. If the Company had used the first-in, first-out method of inventory valuation, which approximates current replacement cost, inventories would have been approximately $1,519.2 million and $1,511.8 million higher than the amounts reported as of September 30, 2020 and 2019, respectively. The Company recorded LIFO expense of $7.4 million and $67.3 million in the fiscal years ended September 30, 2020 and 2018, respectively, and a LIFO credit of $22.5 million in the fiscal year ended September 30, 2019. The annual LIFO provision is affected by manufacturer pricing practices, which may be impacted by market and other external influences, changes in inventory quantities, and product mix, many of which are difficult to predict. Changes to any of the above factors can have a material impact to the Company's annual LIFO provision.
Investments
The Company first evaluates its investments in accordance with the variable interest model to determine whether it has a controlling financial interest in an investment. This evaluation is made as of the date on which the Company makes its initial investment, and subsequent evaluations are made if the structure of the investment changes. If it has determined that an investment is a variable interest entity ("VIE"), the Company evaluates whether the VIE is required to be consolidated. When the Company holds rights that give it the power to direct the activities of an entity that most significantly impact the entity's economic performance, combined with the obligation to absorb an entity's losses and the right to receive benefits, the Company consolidates a VIE. If it is determined that an investment is not a VIE, the Company then evaluates its investments under the voting interest model and generally consolidates investments in which it holds an ownership interest of greater than 50%. When the Company consolidates less-than-wholly-owned subsidiaries, it presents its noncontrolling interest in its consolidated financial statements.
    For equity securities without a readily determinable fair value, the Company uses the fair value measurement alternative and measures the securities at cost less impairment, if any, including adjustments for observable price changes in orderly transactions for an identical or similar investment of the same issuer. For investments in which the Company can exercise significant influence but does not control, it uses the equity method of accounting. The Company's share of earnings and losses is recorded in Other (Income) Loss in the Consolidated Statements of Operations. The Company monitors its investments for impairment by considering factors such as the operating performance of the investment and current economic and market conditions.
Leases
    The Company is often involved in the construction of its facilities. Prior to October 1, 2019, in certain cases, the Company made payments for certain structural components included in the lessor's construction of the leased assets, which resulted in the Company being deemed the owner of the leased assets for accounting purposes. As a result, regardless of the significance of the payments, ASC 840, Leases, defined those payments as automatic indicators of ownership and required the Company to capitalize the lessor's total project cost with a corresponding financing obligation. Upon completion of the lessor's project, the Company performed a sale-leaseback analysis pursuant to ASC 840 to determine if these assets and the related financing obligations could be derecognized from the Company's Consolidated Balance Sheet. If the Company was deemed to have had "continuing involvement," the leased assets and the related financing obligations remained on the Company's Consolidated Balance Sheet and were amortized over the life of the assets and the lease term, respectively. All other leases were considered operating leases in accordance with ASC 840. Assets subject to an operating lease and the related lease payments were not recorded on the Company's Consolidated Balance Sheet. Rent expense was recognized on a straight-line basis over the expected lease term and was recorded in Distribution, Selling, and Administrative in the Company's Consolidated Statements of Operations.

Subsequent to the adoption of ASC 842 on October 1, 2019, at the inception of an arrangement, the Company determines whether the arrangement is or contains a lease based on the facts and circumstances present. Leases are classified as either finance or operating, with classification affecting the pattern of expense recognition in the income statement. At the lease commencement date, operating and finance lease liabilities and their corresponding ROU assets are recorded based on the present value of lease payments over the expected lease term. The interest rate implicit in lease contracts is typically not readily determinable and, as such, the Company uses its incremental borrowing rate to discount the lease liabilities, which is the rate incurred to borrow on a collateralized basis over a similar term in a similar economic environment. Certain adjustments to the ROU asset may be required for items such as incentives received. The Company does not recognize on the balance sheet leases with terms of one year or less.
    The Company has operating leases that are primarily comprised of buildings, office equipment, distribution center equipment, and vehicles. Some of the Company's leases include options to extend or early terminate the lease, which are included in the lease term when it is reasonably certain to exercise and there is a significant economic incentive to exercise that option. Certain lease agreements contain provisions for future rent increases. Lease payments included in the measurement of the lease liability comprise fixed payments. The Company combines lease and non-lease components as a single component. Operating lease cost is recognized over the expected lease term on a straight-line basis and is recorded in Distribution, Selling, and Administrative in the Company's Consolidated Statements of Operations. Variable lease payments, which are primarily comprised of maintenance, taxes, and other payments based on usage, are recognized when the expense is incurred. The Company's leases do not contain residual value guarantees.
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
Revenue Recognition
The Company's revenues are primarily generated from the distribution of pharmaceutical products. The Company also generates revenues from global commercialization services, which include clinical trial support, post-approval and commercialization support, and global specialty transportation and logistics for the biopharmaceutical industry. See Note 16 for the Company's disaggregated revenue.
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
The Company's customer sales return policy generally allows customers to return products only if the products can be resold at full value or returned to suppliers for full credit. The Company records an accrual for estimated customer sales returns at the time of sale to the customer based upon historical return trends. As of September 30, 2020 and 2019, the Company's accrual for estimated customer sales returns was $1,344.7 million and $1,147.5 million, respectively.

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
Shipping and Handling Costs
Shipping and handling costs include all costs to warehouse, pick, pack, and deliver inventory to customers. These costs, which were $665.3 million, $619.7 million, and $590.8 million for the fiscal years ended September 30, 2020, 2019, and 2018, respectively, are included in Distribution, Selling, and Administrative in the Company's Consolidated Statements of Operations.
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
H.D. Smith
    In January 2018, the Company acquired H.D. Smith Holding Company ("H.D. Smith") for $815.0 million. The Company funded the acquisition through the issuance of new long-term debt (see Note 7). H.D. Smith was the largest independent pharmaceutical wholesaler in the United States and provides full-line distribution of brand, generic, and specialty drugs, as well as high-value services and solutions for manufacturers and healthcare providers. H.D. Smith's customers included retail pharmacies, specialty pharmacies, long-term care facilities, institutional/hospital systems, and independent physicians and clinics. The acquisition strengthens the Company's core business, expands and enhances its strategic scale in pharmaceutical distribution, and expands the Company's support for independent community pharmacies. H.D. Smith has been integrated into the Pharmaceutical Distribution reportable segment.
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

Note 3. Variable Interest Entity
As discussed in Note 2, the Company made an additional investment in Profarma in January 2018. In connection with this investment, the Company obtained substantial governance rights, allowing it to direct the activities that significantly impact Profarma’s economic performance. As such, the Company consolidated the operating results of Profarma in its consolidated financial statements as of and for the periods ended September 30, 2020 and September 30, 2019. The Company is not obligated to provide future financial support to Profarma.
The following assets and liabilities of Profarma are included in the Company's Consolidated Balance Sheet:

(in thousands)	September 30, 2020	September 30, 2019
Cash and cash equivalents	$96,983	$9,431
Accounts receivables, net	120,486	154,491
Inventories	144,059	185,602
Prepaid expenses and other	52,885	64,119
Property and equipment, net	23,584	30,961
Goodwill	82,309	82,309
Other intangible assets	73,543	74,429
Other long-term assets	53,513	9,169
Total assets	$647,362	$610,511

Accounts payable	$141,147	$165,053
Accrued expenses and other	34,415	49,191
Short-term debt	98,399	106,439
Long-term debt	44,144	60,973
Deferred income taxes	38,854	42,371
Other long-term liabilities	43,413	5,303
Total liabilities	$400,372	$429,330
    Profarma's assets can only be used to settle its obligations, and its creditors do not have recourse to the general credit of the Company.
Profarma Retail Equity Offering
In August 2020, Profarma received $66.4 million through an equity offering of its retail business. The equity offering decreased Profarma's voting ownership interest in the retail business from 100% to 53.5%. Profarma continues to consolidate the operating results of the retail business in its consolidated financial statements.
Note 4. Property and Equipment
The following table summarizes the Company's property and equipment balances for the periods indicated:

(in thousands)	September 30, 2020	September 30, 2019
Property and equipment, at cost:
Land	$39,572	$44,142
Buildings and improvements	586,551	942,129
Machinery, equipment, and other	2,618,354	2,362,869
Total property and equipment	3,244,477	3,349,140
Less accumulated depreciation	(1,759,669)	(1,578,624)
Property and equipment, net	$1,484,808	$1,770,516

Note 5. Income Taxes
The following table summarizes the Company's (loss) income before income taxes for the periods indicated:

	Fiscal Year Ended September 30,
(in thousands)	2020	2019	2018
Domestic	$(5,961,269)	$336,150	$704,935
Foreign	667,438	630,956	472,488
Total	$(5,293,831)	$967,106	$1,177,423
The components of the Company's consolidated income tax (benefit) expense are summarized in the following table for the periods indicated:

	Fiscal Year Ended September 30,
(in thousands)	2020	2019	2018
Current (benefit) provision:
Federal	$(473,751)	$(12,801)	$247,755
State and local	30,236	15,246	39,328
Foreign	94,213	81,989	69,972
Total current (benefit) provision	(349,302)	84,434	357,055
Deferred (benefit) provision:
Federal	(914,613)	61,819	(828,023)
State and local	(264,409)	(31,086)	33,887
Foreign	(365,949)	(2,196)	(1,388)
Total deferred (benefit) provision	(1,544,971)	28,537	(795,524)
(Benefit) provision for income taxes	$(1,894,273)	$112,971	$(438,469)
A reconciliation of the statutory U.S. federal income tax rate to the Company's consolidated effective income tax rate is as follows for the periods indicated:

	Fiscal Year Ended September 30,
	2020	2019	2018
Statutory U.S. federal income tax rate	21.0%	21.0%	24.5%
State and local income tax rate, net of federal tax benefit	(0.5)	2.4	(0.1)
Foreign tax rate differential	1.0	(6.7)	(6.2)
Litigation settlements and accruals (see Note 14)	(6.2)	0.1	(6.3)
U.S. Tax reform	—	(3.6)	(52.0)
PharMEDium worthless stock deduction	12.4	—	—
Swiss Tax reform	6.8	—	—
CARES Act	1.2	—	—
Goodwill impairment (see Note 1)	—	—	1.7
Capital gain on distribution	—	—	3.6
Other	0.1	(1.5)	(2.4)
Effective income tax rate	35.8%	11.7%	(37.2)%
The Coronavirus Aid, Relief, and Economic Security Act
    The Coronavirus Aid, Relief, and Economic Security ("CARES") Act became law on March 27, 2020. The CARES Act was a response to the market volatility and instability resulting from the coronavirus pandemic and included provisions to support businesses in the form of loans, grants, and tax changes, among other types of relief that were not previously available under the U.S. Tax Cuts and Jobs Act of 2017 (the "2017 Tax Act"). As it relates to the Company, the CARES Act provided relief through adjustments to net operating loss rules and the acceleration of available refunds for alternative minimum tax credit carryforwards.

PharMEDium
    As discussed in Note 1, the Company decided in January 2020 to shut down and permanently exit the PharMEDium Healthcare Holdings LLC ("PharMEDium") compounding business. Following the decision to exit PharMEDium and in connection with the permanent shutdown of this business, PharMEDium underwent a voluntary change in tax status, which resulted in the Company recognizing a worthless stock ordinary income tax deduction of approximately $2.4 billion and, in turn, yielded a tax benefit of approximately $655 million. The estimated tax benefit is higher than it would have been prior to the enactment of the CARES Act as the net operating losses resulting from the worthless stock deduction can now be carried back to years with higher statutory tax rates.
In addition to the PharMEDium worthless stock deduction, the Company recognized other discrete tax benefits primarily resulting from the CARES Act. In the aggregate, the Company recognized discrete tax benefits of $720.6 million in the fiscal year ended September 30, 2020.
The Company's September 30, 2020 Consolidated Balance Sheet includes a net current income tax receivable balance of $488.4 million primarily resulting from the recognition of the above discrete tax benefits.
Swiss Tax Reform
In August 2020, the Canton of Bern enacted tax reforms to comply with requirements imposed by earlier Swiss federal tax reforms, which are retroactively effective as of January 1, 2020. A key provision of the Swiss federal tax reforms was the elimination of cantonal preferential tax regimes, which had the effect of increasing overall tax rates on Swiss income. To phase in the tax rate increase, the canton of Bern has granted a tax ruling to the Company that effectively reduces the Company's Swiss tax rate for a period of 10 years.
As a result of the aforementioned Swiss tax law change and ruling, the Company recorded a $582.4 million gross deferred tax asset, which was offset in part by a $221.7 million valuation allowance for amounts that it is more likely than not will not be realized. The net $360.7 million deferred tax asset is expected to be realized over the next 10 years resulting in an increase in the Company’s consolidated effective tax rates.

Opioid Legal Accrual

In the fourth quarter of fiscal 2020, the Company recorded a $6.6 billion legal accrual in connection with litigation relating to the distribution of prescription opioid pain medications. The Company is currently in advanced discussions, which are ongoing, with the states and various plaintiff's representatives that would be necessary to reach a global settlement of the Multidistrict Litigation ("MDL") and related state-court litigation brought by certain state and local governmental entities to be paid over 18 years assuming all parties participate (see Note 14). As a result, the Company recognized a deferred tax benefit of $1.1 billion, which reflects an unrecognized tax benefit of $359.5 million
U.S. Tax Reform: Tax Cuts and Jobs Act
    On December 22, 2017, the 2017 Tax Act was signed into law. The 2017 Tax Act included a broad range of tax reform provisions affecting businesses, including lower corporate tax rates, changes in business deductions, and new international tax provisions. In response to the 2017 Tax Act, the U.S. Securities and Exchange Commission staff issued guidance regarding the accounting for income taxes associated with the 2017 Tax Act to allow companies to record provisional amounts during a one-year measurement period. For the fiscal year ended September 30, 2018, the Company recognized income tax benefits of $612.6 million on the Company's Consolidated Statements of Operations related to effects of the 2017 Tax Act, which consisted of a deferred income tax benefit of $897.6 million as a result of applying a lower U.S. federal income tax rate to the Company's net deferred tax liabilities as of December 31, 2017 and a one-time transition tax on historical foreign earnings and profits. In the fiscal year ended September 30, 2018, the Company initially recorded a current U.S. income tax expense of $285.0 million on historical foreign earnings and profits through December 31, 2017. The Company completed the accounting for the effects of the 2017 Tax Act in the fiscal quarter ended December 31, 2018 and recognized an income tax benefit of $37.0 million related to a decrease in its foreign earnings and profits through December 31, 2017 (the "transition tax"). The Company expects to pay $182.6 million related to the transition tax, which is net of overpayments and tax credits, over a six-year period commencing in January 2021. There were no adjustments recorded to deferred income taxes related to the 2017 Tax Act during the one-year measurement period.
Prior to the 2017 Tax Act, the Company intended to indefinitely reinvest its foreign cash in foreign investments and foreign operations. After further assessment of the impact of the 2017 Tax Act, the Company reevaluated its position and determined that it was no longer reinvested with respect to foreign subsidiaries whose undistributed earnings are able to be repatriated with minimal to no additional tax impact. Cumulative undistributed earnings of international subsidiaries were $3 billion as of September 30, 2020, $2.3 billion of which is considered permanently reinvested. It is not practicable to estimate the taxes that would be due if such earnings were to be repatriated in the future.
Deferred income taxes reflect the future tax consequences of differences between the tax bases of assets and liabilities and their financial reporting amounts. Significant components of the Company's deferred tax liabilities (assets) are as follows:

	September 30,
(in thousands)	2020	2019
Inventories	$1,309,815	$1,293,075
Property and equipment	94,521	143,851
Goodwill and other intangible assets	613,123	709,015
Right-of-use assets (Note 12)	113,220	—
Other	1,888	1,892
Gross deferred tax liabilities	2,132,567	2,147,833

Net operating loss and tax credit carryforwards	(263,171)	(318,868)
Allowance for doubtful accounts	(20,051)	(22,544)
Accrued expenses	(21,284)	(33,312)
Accrued litigation liability	(1,078,555)	—
Employee and retiree benefits	(13,891)	(12,420)
Goodwill and other intangible assets	(582,406)	—
Lease liabilities (Note 12)	(121,182)	—
Share-based compensation	(38,914)	(39,961)
Other	(79,916)	(60,215)
Gross deferred tax assets	(2,219,370)	(487,320)
Valuation allowance for deferred tax assets	411,648	199,682
Deferred tax assets, net of valuation allowance	(1,807,722)	(287,638)
Net deferred tax liabilities	$324,845	$1,860,195
The following tax net operating loss and credit carryforward information is presented as of September 30, 2020. The Company had $12.4 million of potential tax benefits from federal net operating loss carryforwards, which expire in 1 to 17 years, $201.2 million of potential tax benefits from state net operating loss carryforwards and $58.9 million of potential tax benefits from foreign net operating loss carryforwards, which have varying expiration dates. The Company had $12.8 million of tax credit carryforwards and $2.1 million in foreign alternative minimum tax credit carryforwards.
The Company assesses the available positive and negative evidence to determine whether deferred tax assets are more likely than not to be realized. As a result of this assessment, valuation allowances have been recorded on certain deferred tax assets. For the fiscal year ended September 30, 2020 and 2019, the Company increased the valuation allowance on deferred tax assets by $212.0 million and $0.3 million, respectively. The increase in the valuation allowance in the fiscal year ended September 30, 2020 was primarily due to the valuation allowance associated with the deferred tax asset established in connection with Swiss Tax Reform (see above).
In the fiscal year ended September 30, 2020, 2019, and 2018 tax benefits of $3.9 million, $7.9 million and $22.7 million, respectively, related to the exercise of employee stock options and lapses of restricted stock units were recorded in Income Tax (Benefit) Expense in the Company's Consolidated Statements of Operations. The tax benefits recognized in the fiscal years ended September 30, 2020, 2019, and 2018 are not necessarily indicative of amounts that may arise in future periods.
Income tax payments, net of refunds, were $139.4 million, $117.7 million, and $104.0 million in the fiscal years ended September 30, 2020, 2019, and 2018, respectively.
The Company and its subsidiaries file income tax returns in the U.S. federal jurisdiction and various states and foreign jurisdictions. The Company is currently undergoing a U.S. federal income tax audit for fiscal year 2018 and certain state and local income tax audits for various years. With few exceptions, the Company is no longer subject to U.S. federal, state and local, or foreign income tax examinations by tax authorities for years before 2016. The Company believes it has adequate tax reserves to cover potential federal, state or foreign tax exposures.
As of September 30, 2020 and 2019, the Company had unrecognized tax benefits, defined as the aggregate tax effect of differences between tax return positions and the benefits recognized in the Company's financial statements, of $498.3 million and $124.2 million, respectively ($455.5 million and $95.0 million, net of federal tax benefit, respectively). If recognized in the fiscal years ended September 30, 2020 and 2019, $437.2 million and $76.8 million, respectively, of these benefits would have reduced income tax expense and the effective tax rate. As of September 30, 2020 and 2019, included in the unrecognized tax benefits are $19.9 million and $18.6 million of interest and penalties, respectively, which the Company records in Income Tax (Benefit) Expense in the Company's Consolidated Statements of Operations.
A reconciliation of the beginning and ending amount of unrecognized tax benefits, excluding interest and penalties, for the periods indicated is as follows:

	Fiscal Year Ended September 30,
(in thousands)	2020	2019	2018
Unrecognized tax benefits at beginning of period	$105,657	$98,124	$323,869
Additions of tax positions of the current year	385,797	18,819	2,804
Additions to tax positions of the prior years	5,599	751	558
Reductions of tax positions of the prior years	(6,480)	(10,317)	(224,878)
Settlements with taxing authorities	—	—	(1,847)
Expiration of statutes of limitations	(12,222)	(1,720)	(2,382)
Unrecognized tax benefits at end of period	$478,351	$105,657	$98,124
In the fiscal year ended September 30, 2017, the Company recorded a reserve associated with civil litigation that was considered to be non-deductible. In September 2018, the Company made a payment of $625.0 million, plus interest, to resolve this litigation, and it was determined that a portion of the settlement was deductible. Accordingly, the Company reduced its unrecognized tax benefit by $10.3 million and $224.9 million in the fiscal years ended September 30, 2019 and 2018, respectively. Included in the additions of unrecognized tax benefits in the fiscal year ended September 30, 2020 is $371.5 million for an unrecognized tax benefit related to the $6.6 billion legal accrual for litigation related to the distribution of prescription opioid pain medications, as disclosed in Note 14. As of September 30, 2020, a settlement has not been reached, and, therefore, the Company applied significant judgment in estimating the ultimate amount of the opioid litigation settlement that would be deductible for U.S. federal and state purposes. In estimating the amount that would ultimately be deductible, the Company considered prior U.S. tax case law, the amount and character of the damages sought in the opioid litigation, the inherent uncertainty related to litigation of this nature and magnitude, and other relevant factors. While the Company believes that its estimate of the uncertain tax benefit appropriately reflects these considerations, it is reasonably possible that the unrecognized tax benefit recorded as of September 30, 2020 may be revised in future periods as the settlement with the various plaintiffs is finalized. During the next 12 months, it is reasonably possible that state tax audit resolutions and the expiration of statutes of limitations could result in a reduction of unrecognized tax benefits by approximately $13.9 million.
Note 6. Goodwill and Other Intangible Assets
The following is a summary of the changes in the carrying value of goodwill, by reportable segment, for the fiscal years ended September 30, 2020 and 2019:

(in thousands)	Pharmaceutical Distribution Services	Other	Total
Goodwill as of September 30, 2018	$4,852,775	$1,811,497	$6,664,272
Goodwill recognized in connection with acquisitions	—	43,418	43,418
Foreign currency translation	—	(2,183)	(2,183)
Goodwill as of September 30, 2019	4,852,775	1,852,732	6,705,507
Foreign currency translation	—	1,212	1,212
Goodwill as of September 30, 2020	$4,852,775	$1,853,944	$6,706,719

The following is a summary of other intangible assets:

	September 30, 2020				September 30, 2019
(dollars in thousands)	Weighted Average Remaining Useful Life	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Indefinite-lived trade names		$685,312	$—	$685,312	$685,324	$—	$685,324
Finite-lived:
Customer relationships	13 years	1,671,888	(565,372)	1,106,516	1,931,212	(489,471)	1,441,741
Trade names and other	14 years	210,394	(116,115)	94,279	271,521	(103,750)	167,771
Total other intangible assets		$2,567,594	$(681,487)	$1,886,107	$2,888,057	$(593,221)	$2,294,836
Amortization expense for finite-lived intangible assets was $110.9 million, $167.4 million, and $181.2 million in the fiscal years ended September 30, 2020, 2019, and 2018, respectively. Amortization expense for finite-lived intangible assets is estimated to be $101.9 million in fiscal 2021, $100.3 million in fiscal 2022, $98.8 million in fiscal 2023, $97.4 million in fiscal 2024, $96.6 million in 2025, and $705.8 million thereafter.
Note 7. Debt
Debt consisted of the following:

	September 30,
(in thousands)	2020	2019
Revolving credit note	$—	$—
Term loan due October 2020	399,982	399,778
Overdraft facility due 2021 (£30,000)	—	32,573
Receivables securitization facility due 2022	350,000	350,000
Multi-currency revolving credit facility due 2024	—	—
$500,000, 3.50% senior notes due 2021	—	498,908
$500,000, 3.40% senior notes due 2024	498,232	497,744
$500,000, 3.25% senior notes due 2025	496,990	496,311
$750,000, 3.45% senior notes due 2027	743,940	743,099
$500,000, 2.80% senior notes due 2030	494,045	—
$500,000, 4.25% senior notes due 2045	494,730	494,514
$500,000, 4.30% senior notes due 2047	492,755	492,488
Nonrecourse debt	148,846	167,477
Total debt	4,119,520	4,172,892
Less AmerisourceBergen Corporation current portion	399,982	32,573
Less nonrecourse current portion	101,277	106,439
Total, net of current portion	$3,618,261	$4,033,880
Multi-Currency Revolving Credit Facility
The Company has a $1.4 billion multi-currency senior unsecured revolving credit facility ("Multi-Currency Revolving Credit Facility"), is scheduled to expire in September 2024, with a syndicate of lenders. Interest on borrowings under the Multi-Currency Revolving Credit Facility accrues at specified rates based upon the Company's debt rating and ranges from 70 basis points to 112.5 basis points over CDOR/LIBOR/EURIBOR/Bankers Acceptance Stamping Fee, as applicable (91 basis points over CDOR/LIBOR/EURIBOR/Bankers Acceptance Stamping Fee as of September 30, 2020) and from 0 basis points to 12.5 basis points over the alternate base rate and Canadian prime rate, as applicable. The Company pays facility fees to maintain the availability under the Multi-Currency Revolving Credit Facility at specified rates based on its debt rating, ranging from 5 basis points to 12.5 basis points, annually, of the total commitment (9 basis points as of September 30, 2020). The Company may choose to repay or reduce its commitments under the Multi-Currency Revolving Credit Facility at any time. The Multi-Currency Revolving Credit Facility contains covenants, including compliance with a financial leverage ratio test, as well as others that impose limitations on, among other things, indebtedness of subsidiaries and asset sales, with which the Company was compliant as of September 30, 2020. The opioid litigation accrual discussed in Note 14 has not and is not expected to have an impact on the Company's compliance with its debt covenants.

Commercial Paper Program
The Company has a commercial paper program whereby it may from time to time issue short-term promissory notes in an aggregate amount of up to $1.4 billion at any one time. Amounts available under the program may be borrowed, repaid, and re-borrowed from time to time. The maturities on the notes will vary, but may not exceed 365 days from the date of issuance. The notes will bear interest, if interest bearing, or will be sold at a discount from their face amounts. The commercial paper program does not increase the Company's borrowing capacity as it is fully backed by the Company's Multi-Currency Revolving Credit Facility. There were no borrowings outstanding under the commercial paper program as of September 30, 2020 and 2019.
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
In connection with the Receivables Securitization Facility, AmerisourceBergen Drug Corporation and a specialty distribution subsidiary sell on a revolving basis certain accounts receivable to Amerisource Receivables Financial Corporation, a wholly-owned special purpose entity, which in turn sells a percentage ownership interest in the receivables to financial institutions and commercial paper conduits sponsored by financial institutions. AmerisourceBergen Drug Corporation is the servicer of the accounts receivable under the Receivables Securitization Facility. As sold receivables are collected, additional receivables may be sold up to the maximum amount available under the facility. The facility is a financing vehicle utilized by the Company because it generally offers an attractive interest rate relative to other financing sources. The Company securitizes its trade accounts, which are generally non-interest bearing, in transactions that are accounted for as borrowings. The Receivables Securitization Facility contains similar covenants to the Multi-Currency Revolving Credit Facility, with which the Company was compliant as of September 30, 2020.
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
Term Loans
In October 2018, the Company refinanced $400 million of outstanding Term Loans by issuing a new $400 million variable-rate term loan ("October 2018 Term Loan"), which matured and was repaid in October 2020.
Senior Notes
In May 2020, the Company issued $500 million of 2.80% senior notes due May 15, 2030 (the "2030 Notes"). The 2030 Notes were sold at 99.71% of the principal amount and have an effective yield of 2.81%. Interest on the 2030 Notes is payable semi-annually in arrears, commencing on November 15, 2020. The 2030 Notes rank pari passu to the Company's other senior notes, the Multi-Currency Revolving Credit Facility, the Revolving Credit Note, the and Overdraft Facility.
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
The senior notes are collectively referred to as the "Notes." Interest on the Notes is payable semiannually in arrears. The Notes were sold at small discounts to the principal amounts and, therefore, have effective yields that are greater than the stated interest rates in the table above. Costs incurred in connection with the issuance of the Notes were deferred and are being amortized over the terms of the Notes. The indentures governing the Notes contain restrictions and covenants, which include limitations on additional indebtedness; distributions to stockholders; the repurchase of stock and the making of other restricted payments; issuance of preferred stock; creation of certain liens; transactions with subsidiaries and other affiliates; and certain corporate acts such as mergers, consolidations, and the sale of substantially all assets. An additional covenant requires compliance with a financial leverage ratio test. The Company was compliant with all covenants as of September 30, 2020.
Nonrecourse Debt
    Nonrecourse debt is comprised of short-term and long-term debt belonging to the Brazil subsidiaries and is repaid solely from the Brazil subsidiaries' cash flows and such debt agreements provide that the repayment of the loans (and interest thereon) is secured solely by the capital stock, physical assets, contracts, and cash flows of the Brazil subsidiaries.
Other Information
Scheduled future principal payments of debt are $493.1 million in fiscal 2021, $383.9 million in fiscal 2022, $8.0 million in fiscal 2023, $503.7 million in fiscal 2024, $500.0 million in fiscal 2025, and $2.3 billion thereafter.
Interest paid on the above indebtedness during the fiscal years ended September 30, 2020, 2019, and 2018 was $150.7 million, $167.4 million, and $162.1 million, respectively.
Total amortization of financing fees and the accretion of original issue discounts, which are recorded as components of Interest Expense, Net on the Consolidated Statements of Operations, were $6.4 million, $7.1 million, and $7.7 million, for the fiscal years ended September 30, 2020, 2019, and 2018, respectively.
Note 8. Stockholders' Equity and Weighted Average Common Shares Outstanding
The authorized capital stock of the Company consists of 600,000,000 shares of common stock, par value $0.01 per share (the "common stock"), and 10,000,000 shares of preferred stock, par value $0.01 per share (the "preferred stock").
The board of directors is authorized to provide for the issuance of shares of preferred stock in one or more series with various designations and preferences and relative, participating, optional, or other special rights and qualifications, limitations, or restrictions. Except as required by law, or as otherwise provided by the board of directors of the Company, the holders of preferred stock will have no voting rights and will not be entitled to notice of meetings of stockholders. Holders of preferred stock will be entitled to receive, when declared by the board of directors, out of legally available funds, dividends at the rates fixed by the board of directors for the respective series of preferred stock, and no more, before any dividends will be declared and paid, or set apart for payment, on common stock with respect to the same dividend period. No shares of preferred stock have been issued as of September 30, 2020.
The holders of the Company's common stock are entitled to one vote per share and have the exclusive right to vote for the board of directors and for all other purposes as provided by law. Subject to the rights of holders of the Company's preferred stock, holders of common stock are entitled to receive ratably on a per share basis such dividends and other distributions in cash, stock, or property of the Company as may be declared by the board of directors from time to time out of the legally available assets or funds of the Company. The opioid litigation accrual discussed in Note 14 has not and is not expected to impact the Company's ability to pay dividends.

The following illustrates the components of Accumulated Other Comprehensive Loss, net of income taxes:

	September 30,
(in thousands)	2020	2019
Pension and postretirement adjustments	$(5,761)	$(5,344)
Foreign currency translation	(103,043)	(107,252)
Other	(26)	631
Total accumulated other comprehensive loss	$(108,830)	$(111,965)
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
In October 2018, the Company's board of directors authorized a share repurchase program allowing the Company to purchase up to $1.0 billion of its outstanding shares of common stock, subject to market conditions. During the fiscal year ended September 30, 2019, the Company purchased 6.7 million shares of its common stock for a total of $538.9 million under this program, which included $14.8 million of September 2019 purchases that cash settled in October 2019. During the fiscal year ended September 30, 2020, the Company purchased 4.9 million shares of its common stock for a total of $405.6 million, which excluded $14.8 million of September 2019 purchases that cash settled in October 2019. As of September 30, 2020, the Company had $55.5 million of availability under this program.
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
The following illustrates the components of diluted weighted average shares outstanding:

	Fiscal Year Ended September 30,
(in thousands)	2020	2019	2018
Weighted average common shares outstanding - basic	204,783	210,165	217,872
Effect of dilutive securities - stock options and restricted stock units	—	1,675	2,464
Weighted average common shares outstanding - diluted	204,783	211,840	220,336
The potentially dilutive stock options and restricted stock units that were antidilutive for the fiscal years ended September 30, 2020, 2019, and 2018 were 4.2 million, 4.6 million, and 3.2 million, respectively.
Note 9. Related Party Transactions
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
Revenue from the various agreements and arrangements with WBA was $63.1 billion, $60.3 billion, and $54.7 billion in the fiscal years ended September 30, 2020, 2019, and 2018, respectively. The Company's receivable from WBA, net of incentives, was $6.6 billion and $6.1 billion as of September 30, 2020 and 2019, respectively.

Note 10. Retirement and Other Benefit Plans
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
Defined Contribution Plans
The Company sponsors the AmerisourceBergen Employee Investment Plan (the "Plan"), which is a defined contribution 401(k) plan covering salaried and certain hourly employees. Eligible participants may contribute to the plan from 1% to 50% of their regular compensation before taxes. Effective January 1, 2017, the Company contributed $1.00 for each $1.00 invested by the participant up to the first 3% of the participant's salary. Effective January 1, 2019, the Company contributes $1.00 for each $1.00 invested by the participant up to the first 3% of the participant's salary and $0.50 for each additional $1.00 invested by the participant of up to an additional 2% of salary. An additional discretionary contribution, in an amount not to exceed the limits established by the Internal Revenue Code ("IRC"), may also be made depending upon the Company's performance. Based on the Company's performance in fiscal 2020, 2019, and 2018, the Company recognized an expense for discretionary contributions to the Plan in the fiscal years ended September 30, 2020, 2019, and 2018. All contributions are invested at the direction of the employee in one or more funds. All contributions vest immediately except for the discretionary contributions made by the Company, which vest in full after five years of credited service.
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
Costs of the defined contribution plans charged to expense for the fiscal years ended September 30, 2020, 2019, and 2018 were $45.9 million, $51.0 million, and $37.9 million, respectively.
Deferred Compensation Plan
The Company sponsors the AmerisourceBergen Corporation 2001 Deferred Compensation Plan. This unfunded plan, under which 2.96 million shares of common stock are authorized for issuance, allows eligible officers, directors, and key management employees to defer a portion of their annual compensation. The amount deferred may be allocated by the employee to cash, mutual funds, or stock credits. Stock credits, including dividend equivalents, are equal to the full and fractional number of shares of common stock that could be purchased with the participant's compensation allocated to stock credits based upon the average of closing prices of common stock during each month, plus, at the discretion of the board of directors, up to one-half of a share of common stock for each full share credited. Stock credit distributions are made in shares of common stock. No shares of common stock have been issued under the deferred compensation plan through September 30, 2020. The Company's liability relating to its deferred compensation plan as of September 30, 2020 and 2019 was $31.1 million and $28.0 million, respectively.
Note 11. Share-Based Compensation
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

As of September 30, 2020, employee and non-employee director stock options and restricted stock units for an additional 9.2 million shares may be granted under the AmerisourceBergen Corporation Omnibus Incentive Plan (the "Plan").
The estimated fair value of options granted is expensed on a straight-line basis over the requisite service periods of the awards and are net of estimated forfeitures. The Company estimates the fair values of option grants using a binomial option pricing model. Expected volatilities are based upon the historical volatility of the Company's common stock and other factors, such as implied market volatility. The Company uses historical exercise data, taking into consideration the optionees' ages at grant date, to estimate the terms for which the options are expected to be outstanding. The Company anticipates that it not will grant any stock options in fiscal 2021. The risk-free rates during the terms of such options are based upon the U.S. Treasury yield curve in effect at the time of grant.
The weighted average fair values of the options granted during the fiscal years ended September 30, 2020, 2019, and 2018 were $16.61, $18.60, and $14.16, respectively. The following weighted average assumptions were used to estimate the fair values of options granted:

	Fiscal Year Ended September 30,
	2020	2019	2018
Risk-free interest rate	1.66%	2.91%	1.89%
Expected dividend yield	1.86%	1.79%	1.96%
Volatility of common stock	28.17%	27.67%	26.54%
Expected life of the options	3.79 years	3.77 years	3.76 years
During the fiscal years ended September 30, 2020, 2019, and 2018, the Company recognized stock option expense of $13.0 million, $21.0 million, and $22.6 million, respectively.
A summary of the Company's stock option activity and related information for its option plans for the fiscal year ended September 30, 2020 is presented below:

(in thousands, except exercise price and contractual term)	Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value
Outstanding as of September 30, 2019	7,659	$83	4 years	$35,319
Granted	383	$86
Exercised	(2,242)	$76
Forfeited	(166)	$83
Expired	(75)	$95
Outstanding as of September 30, 2020	5,559	$86	3 years	$62,770
Exercisable as of September 30, 2020	3,430	$88	2 years	$33,107
Expected to vest after September 30, 2020	2,072	$83	5 years	$29,032
The intrinsic value of stock option exercises during the fiscal years ended September 30, 2020, 2019, and 2018 was $42.6 million, $51.2 million, and $116.7 million, respectively.
A summary of the status of the Company's nonvested options as of September 30, 2020 and changes during the fiscal year ended September 30, 2020 is presented below:

(in thousands, except grant date fair value)	Options	Weighted Average Grant Date Fair Value
Nonvested as of September 30, 2019	3,265	$16
Granted	383	$17
Vested	(1,353)	$16
Forfeited	(166)	$16
Nonvested as of September 30, 2020	2,129	$16
During the fiscal years ended September 30, 2020, 2019, and 2018, the total fair values of options vested were $21.3 million, $22.7 million, and $25.8 million, respectively. Expected future compensation expense relating to the 2.1 million nonvested options outstanding as of September 30, 2020 is $10.3 million, which will be recognized over a weighted average period of 1.7 years.

Restricted Stock Units
Restricted stock units vest in full after three years. The estimated fair value of restricted stock units under the Company's restricted stock unit plans is determined by the product of the number of shares granted and the grant date market price of the Company's common stock. The estimated fair value of restricted stock units is expensed on a straight-line basis over the requisite service period, net of estimated forfeitures. During the fiscal years ended September 30, 2020, 2019, and 2018, the Company recognized restricted stock unit expense of $39.8 million, $29.2 million, and $26.8 million, respectively.
A summary of the status of the Company's nonvested restricted stock units as of September 30, 2020 and changes during the fiscal year ended September 30, 2020 are presented below:

(in thousands, except grant date fair value)	Restricted Stock Units	Weighted Average Grant Date Fair Value
Nonvested as of September 30, 2019	1,222	$81
Granted	760	$86
Vested	(346)	$76
Forfeited	(124)	$84
Nonvested as of September 30, 2020	1,512	$85
During the fiscal years ended September 30, 2020, 2019, and 2018, the total fair values of restricted stock units vested were $26.4 million, $14.5 million, and $15.8 million, respectively. Expected future compensation expense relating to the 1.5 million restricted stock units outstanding as of September 30, 2020 is $43.4 million, which will be recognized over a weighted average period of 1.4 years.
Performance Stock Units
Performance stock units are granted to certain executive employees under the Plan and represent common stock potentially issuable in the future. Performance stock units vest at the end of a three-year performance period based upon achievement of specific performance goals. Based upon the extent to which the targets are achieved, vested shares for awards granted prior to fiscal 2018 may range from 0% to 150% of the target award amount. For awards granted beginning in fiscal 2018, vested shares may range from 0% to 200% of the target award amount. The fair value of performance stock units is determined by the grant date market price of the Company's common stock. Compensation expense associated with nonvested performance stock units is recognized over the requisite service period and is dependent on the Company's periodic assessment of the probability of the targets being achieved and its estimate of the number of shares that will ultimately be issued. During the fiscal years ended September 30, 2020, 2019, and 2018, the Company recognized performance stock expense of $21.5 million, $8.5 million, and $12.8 million, respectively.
A summary of the status of the Company's nonvested performance stock units as of September 30, 2020 and changes during the fiscal year ended September 30, 2020 is presented below (based upon target award amounts).

(in thousands, except grant date fair value)	Performance Stock Units	Weighted Average Grant Date Fair Value
Nonvested as of September 30, 2019	283	$84
Granted	150	$86
Vested	(139)	$78
Forfeited	(6)	$89
Nonvested as of September 30, 2020	288	$88
Shares that vested over the three-year performance period ended September 30, 2020 were distributed to employees in November 2020.
Note 12. Leases
The Company has long-term leases for facilities and equipment. In the normal course of business, leases are generally renewed or replaced by other leases. Certain leases include escalation clauses.

The following illustrates the components of lease cost for the period presented:

(in thousands)	Fiscal year ended September 30, 2020
Operating lease cost	$118,144
Short-term lease cost	4,632
Variable lease cost	17,814
Total lease cost	$140,590
The Company recorded rental expense of $108.9 million and $114.9 million in the fiscal years ended September 30, 2019 and 2018, respectively.
The following summarizes balance sheet information related to operating leases:

(in thousands, except for lease term and discount rate)	September 30, 2020
Right of use assets
Other assets	$443,522

Lease liabilities
Accrued expenses and other	$92,587
Other long-term liabilities	385,507
Total lease liabilities	$478,094

Weighted-average remaining lease term	6.50 years
Weighted-average discount rate	3.72%
Other cash flow information related to operating leases is as follows:

(in thousands)	Fiscal year ended September 30, 2020
Cash paid for amounts included in the measurement of lease liabilities
Operating lease cash payments	$115,028

Right-of-use assets obtained in exchange for lease liabilities
New operating leases	$61,779
Leases recognized upon adoption of ASC 842	$526,281

Future minimum rental payments under noncancellable operating leases were as follows:

Payments Due by Fiscal Year (in thousands)	As of September 30, 2020
2021	$117,680
2022	113,632
2023	102,564
2024	93,464
2025	83,789
Thereafter	376,396
Total future undiscounted lease payments	887,525
Less: Future payments for leases that have not yet commenced [1]	(308,431)
Less: Imputed interest	(101,000)
Total lease liabilities	$478,094

[1] The Company has certain leases that it has executed for which it does not control the underlying assets; therefore, lease liabilities and ROU assets were not recorded on the Company's Consolidated Balance Sheet as of September 30, 2020. These future commitments primarily relate to the Company's new general corporate and administrative office.

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

Note 13. Employee Severance, Litigation, and Other
The following illustrates the charges incurred by the Company relating to Employee Severance, Litigation, and Other for the periods indicated:

	Fiscal Year Ended September 30,
(in thousands)	2020	2019	2018
Employee severance	$34,401	$34,147	$36,694
Litigation and opioid-related costs	6,722,346	185,145	61,527
Acquisition-related deal and integration costs	15,958	43,184	33,912
Business transformation efforts	37,961	55,437	32,963
Other restructuring initiatives	(3,359)	12,561	18,424
Total employee severance, litigation, and other	$6,807,307	$330,474	$183,520
Employee severance in the fiscal year ended September 30, 2020 included costs primarily related to position eliminations resulting from the Company's decision to permanently exit the PharMEDium compounding business. Employee severance in the fiscal year ended September 30, 2019 included costs primarily related to PharMEDium restructuring activities, position eliminations resulting from our business transformation efforts and the integration of H.D. Smith, and restructuring activities related to our consulting business. Employee severance in the fiscal year ended September 30, 2018 included costs primarily related to position eliminations resulting from the Company's business transformation efforts and restructuring activities related to our consulting business.

Litigation and opioid-related costs in the fiscal year ended September 30, 2020 included costs primarily related to a $6.6 billion legal accrual ($5.5 billion, net of an income tax benefit) (see Note 14) and legal fees in connection with opioid lawsuits and investigations. Litigation and opioid-related costs in the fiscal year ended September 30, 2019 consisted of $116.7 million of legal settlements and accruals and $68.5 million of legal fees in connection with opioid lawsuits and investigations. Litigation and opioid-related costs in the fiscal year ended September 30, 2018 primarily related to opioid lawsuits, investigations, and related initiatives.
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
    Business transformation efforts in the fiscal years ended September 30, 2020, 2019, and 2018 were primarily related to costs associated with reorganizing the Company to further align the organization to its customers' needs. The majority of these costs were related to services provided by third-party consultants, including certain technology initiatives.
Other restructuring initiatives in the fiscal year ended September 30, 2020 included a $19.1 million gain on the sale of property.
Note 14. Legal Matters and Contingencies
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

In April 2018, the Court issued an order creating a litigation track, which includes dispositive motion practice, discovery, and trials in certain bellwether jurisdictions. In December 2018, the Court issued an order selecting two additional cases for a second bellwether discovery and trial track. In November 2019 and January 2020, the Court filed Suggestions of

Remand with the Judicial Panel on Multidistrict Litigation that identified four cases filed against the Company, including the two additional bellwether cases, for potential transfer from the MDL back to federal courts in California, Oklahoma, and West Virginia for the completion of discovery, motion practice, and trial. All four cases have now been remanded to those federal district courts and discovery has commenced. The two consolidated cases in West Virginia that were scheduled to commence trial on October 19, 2020 were postponed to January 4, 2021 due to COVID-19. For the California case, the current trial date is October 25, 2021. No trial date has been established for the Oklahoma case, in which the plaintiff is the Cherokee Nation.

On October 21, 2019, the Company announced an agreement in principle with two Ohio counties, Cuyahoga and Summit, to settle all claims brought by the two counties against the Company in the first track of the MDL. Pursuant to the settlement, claims against the Company were dismissed with prejudice and the Company made a payment of $66.7 million in December 2019. The Company had previously recorded a charge of $66.7 million in the fourth quarter of the fiscal year ended September 30, 2019 within Employee Severance, Litigation and Other in its Statement of Operations and in Accrued Expenses and Other on the Company’s Consolidated Balance Sheet.

On October 21, 2019, the Attorneys General for North Carolina, Pennsylvania, Tennessee, and Texas announced certain proposed settlement terms intended to provide a potential framework for a global resolution of the state and local government entity lawsuits in the MDL and in state courts, including cases currently filed and that could be filed. The attorneys general's announcement outlined that the three largest U.S. pharmaceutical distributors would be expected to pay an aggregate amount of up to $18.0 billion over 18 years, of which the Company's portion would be 31%, in addition to the development and participation in a program for free or rebated distribution of opioid-abuse medications for a period of 10 years and the implementation of industry-wide changes to be specified to controlled substance anti-diversion programs. Since that time, the Company has engaged in discussions that include the four attorneys general, as well as other attorneys general, plaintiffs' lawyers representing local governments, and other parties with the objective of reaching potential terms for a global resolution.

The Company is currently in advanced discussions, which are ongoing, with the states and various plaintiffs’ representatives that would be necessary to reach a global settlement of the MDL and related state-court litigation brought by certain state and local governmental entities by the three largest U.S. pharmaceutical distributors of $21.0 billion to be paid over 18 years in which the Company’s payment would be $6.5 billion assuming all parties participate. A portion of this amount relating to plaintiff attorney fees would be payable over a shorter time period. The discussions also involve certain changes to the Company's anti-diversion programs. While a global settlement remains subject to contingencies that could impact whether the parties ultimately decide to move forward, the Company believes a global settlement is probable and its loss related thereto can be reasonably estimated as of September 30, 2020. The Company has recorded a charge of $6.6 billion in the fourth quarter of the fiscal year ended September 30, 2020 within Employee Severance, Litigation and Other in its Statement of Operations related to the global settlement as well as other opioid-related litigation. The Company currently estimates that $408.0 million will be paid prior to September 30, 2021, which is recorded in Accrued Expenses and Other on the Company’s Consolidated Balance Sheet. The remaining liability of $6.2 billion is recorded in Accrued Litigation Liability on the Company's Consolidated Balance Sheet. While the Company has accrued its estimated liability for this matter, it is unable to estimate the range of possible loss associated with these opioid litigation matters. Because loss contingencies are inherently unpredictable and unfavorable developments or resolutions can occur, the assessment is highly subjective and requires judgments about future events. The Company will regularly review these opioid litigation matters to determine whether its accrual is adequate. The amount of ultimate loss may differ materially from the $6.6 billion accrual. Until such time as a plaintiff participates in a global settlement or otherwise resolves its lawsuit, the Company will continue to litigate and prepare for trial in the cases pending in the MDL, those remanded from the MDL to federal district courts, as well as in state courts where lawsuits have been filed, and intends to continue to vigorously defend itself in all such cases. Since these matters are still developing, the Company is unable to predict the outcome, but the result of these lawsuits could include excessive monetary verdicts and/or injunctive relief that may affect the Company's operations. Further, any final settlement among parties may differ materially from the Company's advanced discussions related to global resolution of the MDL and related state-court litigation involving certain state and local governmental entities.

In June 2019, attorneys for some of the plaintiffs filed a motion proposing a procedure to certify a nationwide "negotiation class" of cities and counties for the purpose of negotiating and settling with defendants engaged in the nationwide manufacturing, sale, or distribution of opioids. The attorneys subsequently withdrew the motion and refiled an amended motion on July 9, 2019. The Court granted the motion on September 11, 2019 and certain defendants, including ABDC filed an appeal with the U.S. Court of Appeals for the Sixth Circuit. On September 24, 2020, the Sixth Circuit reversed the Court's prior order. On October 8, 2020, certain of the plaintiffs filed a petition asking the Sixth Circuit to rehear the matter en banc, which has not yet been decided.

Notwithstanding the Company's accrual of $6.6 billion, a trial in New York state for cases brought by Nassau and Suffolk Counties and the New York Attorney General against a variety of defendants, including the Company, was scheduled to begin on March 20, 2020. The trial is not part of the MDL and has been delayed due to the COVID-19 outbreak. The court has not yet set a new trial date but has expressed an intention to commence trial early in 2021, if possible. A trial in Ohio state court for a case brought by the Ohio Attorney General against ABDC and certain other pharmaceutical wholesale distributors was scheduled to begin trial on October 19, 2020 but has been postponed to March 8, 2021. Several other cases filed in various state courts have trial dates scheduled in 2021 and later, although all such dates are subject to change.

Aside from those parties that have already filed suit, other entities, including additional attorneys general’s offices, counties, and cities in multiple states, may continue to file additional lawsuits or enforcement proceedings. The Company is vigorously defending itself in the pending lawsuits and intends to vigorously defend itself against any threatened lawsuits or enforcement proceedings.

The Company has also received subpoenas, civil investigative demands, and other requests for information, requesting the production of documents regarding the distribution of prescription opioid pain medications from government agencies in other jurisdictions, including certain states. The Company is engaged in discussions with representatives from these government agencies regarding the requests and has been producing responsive documents. The Company cannot predict how these matters would be affected by a global settlement.

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

Government Enforcement and Related Litigation Matters

On May 17, 2019, PharMEDium reached an agreement on the terms of the Consent Decree with the U.S. Food and Drug Administration ("FDA") and the DOJ that was entered by the United States District Court for the Northern District of Illinois on May 22, 2019. As previously disclosed, in late January 2020 the Company decided to permanently exit the PharMEDium compounding business. As a result the Company ceased all commercial operations related to this business as well as all administrative operations other than those needed to complete the shutdown. While PharMEDium has ceased commercial operations, it remains subject to the terms of the Consent Decree and continues to work with the FDA and the DOJ to comply with applicable laws and regulations.

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

In January 2017, the Company's subsidiary U.S. Bioservices Corporation ("U.S. Bio") received a subpoena for information from the USAO-EDNY relating to its activities in connection with billing for products and making returns of potential overpayments to government payers. A filed qui tam complaint related to the investigation was unsealed in April 2019 and the relator filed an amended complaint under seal in the U.S. District Court for the Eastern District of New York. In December 2019, the government filed a notice that it was declining to intervene. The court ordered that the relator's complaint against the Company, including subsidiaries AmerisourceBergen Specialty Group, LLC and U.S. Bio, be unsealed. The relator’s complaint alleged violations of the federal False Claims Act and the false claims acts of various states. The relator filed a second amended complaint, removing one state false claims act count. The Company filed a motion to dismiss the second amended complaint and all briefing on the motion was filed with the court on October 9, 2020.

On October 11, 2019, Teamsters Local 443 Health Services & Insurance Plan, St. Paul Electrical Construction Pension Plan, St. Paul Electrical Construction Workers Supplemental Pension Plan (2014 Restatement), Retirement Medical Funding Plan for the St. Paul Electrical Workers, and San Antonio Fire & Police Pension Fund filed a complaint for a purported derivative action in the Delaware Court of Chancery against the Company and certain of its current and former officers and directors (collectively, "Defendants"). The complaint alleges that the Defendants breached their fiduciary duties by failing to oversee the compliance by certain of the Company's subsidiaries (including the Company's former subsidiary Medical Initiatives, Inc. ("MII")) with federal regulations, allegedly resulting in the payment of fines and penalties in connection with the settlements with the USAO-EDNY in fiscal 2017 and 2018 that resolved claims arising from MII's pre-filled syringe program. In December 2019, Defendants filed a motion to dismiss the complaint. After briefing and oral argument, on August 24, 2020 the Delaware Court of Chancery denied Defendants' motion to dismiss. On September 24, 2020, the Board of Directors of the Company established a Special Litigation Committee to conduct an investigation concerning the plaintiffs’ allegations. On October 28, 2020, the Special Litigation Committee filed a motion to stay the litigation pending completion of its investigation. On November 10, 2020, the Delaware Court of Chancery granted the Special Litigation Committee’s motion to stay the litigation.

On July 17, 2020, CCAR Investments, Inc. filed a complaint for a purported derivative action in the United States District Court for the District of Delaware against the Company and certain of its current and former officers and directors (“CCAR Defendants”). The complaint alleges claims for breach of fiduciary duty, corporate waste and unjust enrichment allegedly arising from the Company’s controlled substance diversion control programs and violation of Section 14(a) of the Securities Exchange Act of 1934. On July 30, 2020, a group of interested stockholders (the “Proposed Intervenors”) filed a motion to intervene and stay the proceedings filed by CCAR Investments, Inc. The CCAR Defendants opposed the motion to intervene and stay on August 13, 2020. CCAR Investments, Inc. also filed an opposition to the motion to intervene and stay. On August 14, 2020, the CCAR Defendants answered the complaint and filed a motion for judgment on the pleadings. On October 13, 2020, the United States District Court for the District of Delaware heard oral arguments on the Proposed Intervenors' motion to intervene and stay the litigation and denied Proposed Intervenors' motion without prejudice. On October 29, 2020 the parties filed a stipulation permitting CCAR Investments, Inc. to file an amended complaint on or before November 20, 2020, and CCAR Defendants shall respond to the amended complaint on or before December 18, 2020.
    New York State ("NYS") enacted the Opioid Stewardship Act ("OSA"), which went into effect on July 1, 2018. The OSA established an annual $100 million Opioid Stewardship Fund (the "Fund") and requires manufacturers, distributors, and importers licensed in NYS to ratably source the Fund. The ratable share of the assessment for each licensee was to be based upon opioids sold or distributed to or within NYS. In the fourth quarter of the fiscal year ended September 30, 2018, the Company accrued $22.0 million as an estimate of its liability under the OSA for opioids distributed from January 1, 2017 through September 30, 2018 and recognized this reserve in Cost of Goods Sold on its Consolidated Statement of Operations and in Accrued Expenses and Other on its Consolidated Balance Sheet as of September 30, 2018. In December 2018, the OSA was ruled unconstitutional by the U.S. District Court for the Southern District of New York, and, as a result, the Company reversed the $22.0 million accrual in the fiscal quarter ended December 31, 2018. In September 2020, the United States Court of Appeals for the Second Circuit reversed the District Court's decision, and, as a result, the Company accrued $14.8 million in the fourth quarter of the fiscal year ended September 30, 2020 as it revised its estimated liability for the 2017 and 2018 calendar years. The Company has been in compliance with subsequent legislation passed by NYS regarding sales of prescription opioids for calendar years beginning in 2019.
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
Note 15. Litigation Settlements
Antitrust Settlements
Numerous lawsuits have been filed against certain brand pharmaceutical manufacturers alleging that the manufacturer, by itself or in concert with others, took improper actions to delay or prevent generic drugs from entering the market. These lawsuits are generally brought as class actions. The Company has not been a named a plaintiff in any of these lawsuits, but has been a member of the direct purchasers' class (i.e., those purchasers who purchase directly from these pharmaceutical manufacturers). None of the lawsuits has gone to trial, but some have settled in the past with the Company receiving proceeds from the settlement funds. During the fiscal years ended September 30, 2020, 2019, and 2018, the Company recognized gains of $9.1 million, $145.9 million, and $35.9 million, respectively, relating to these lawsuits. These gains, which are net of attorney fees and estimated payments due to other parties, were recorded as reductions to cost of goods sold in the Company's Consolidated Statements of Operations.
Note 16. Business Segment Information
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
The following illustrates reportable and operating segment disaggregated revenue as required by ASC 606 for the periods indicated:

	Fiscal Year Ended September 30,
(in thousands)	2020	2019	2018
Pharmaceutical Distribution Services	$182,467,189	$172,813,537	$161,699,343
Other:
MWI Animal Health	4,216,462	3,975,232	3,789,759
Global Commercialization Services	3,308,640	2,893,109	2,542,971
Total Other	7,525,102	6,868,341	6,332,730
Intersegment eliminations	(98,365)	(92,757)	(92,438)
Revenue	$189,893,926	$179,589,121	$167,939,635
Intersegment eliminations primarily represent the elimination of certain Pharmaceutical Distribution Services reportable segment sales to MWI.
The following illustrates reportable segment operating income information for the periods indicated:

	Fiscal Year Ended September 30,
(in thousands)	2020	2019	2018
Pharmaceutical Distribution Services	$1,807,001	$1,671,251	$1,626,748
Other	400,139	380,660	355,091
Intersegment eliminations	(2,693)	(659)	(609)
Total segment operating income	$2,204,447	$2,051,252	$1,981,230

The following reconciles total segment operating income to income before income taxes for the periods indicated:

	Fiscal Year Ended September 30,
(in thousands)	2020	2019	2018
Total segment operating income	$2,204,447	$2,051,252	$1,981,230
Gain from antitrust litigation settlements	9,076	145,872	35,938
LIFO (expense) credit	(7,422)	22,544	(67,324)
PharMEDium remediation costs	(16,165)	(69,423)	(66,204)
PharMEDium shutdown costs	(43,206)	—	—
New York State Opioid Stewardship Act	(14,800)	22,000	(22,000)
Contingent consideration adjustment	12,153	—	—
Acquisition-related intangibles amortization	(110,478)	(159,848)	(174,751)
Employee severance, litigation, and other	(6,807,307)	(330,474)	(183,520)
Goodwill impairment	—	—	(59,684)
Impairment of PharMEDium assets	(361,652)	(570,000)	—
Operating (loss) income	(5,135,354)	1,111,923	1,443,685
Other (income) loss	(1,581)	(12,952)	25,469
Interest expense, net	137,883	157,769	174,699
Loss on consolidation of equity investments	—	—	42,328
Loss on early retirement of debt	22,175	—	23,766
(Loss) income before income taxes	$(5,293,831)	$967,106	$1,177,423
Segment operating income is evaluated by the CODM of the Company and excludes gain from antitrust litigation settlements; LIFO (expense) credit; PharMEDium remediation costs; PharMEDium shutdown costs; New York State Opioid Stewardship Act; contingent consideration adjustment; acquisition-related intangibles amortization; employee severance, litigation, and other; goodwill impairment; and impairment of PharMEDium assets. Segment measures were adjusted in fiscal 2020 to exclude PharMEDium shutdown costs and contingent consideration adjustment as the CODM excludes these costs in the measurement of segment performance. All corporate office expenses are allocated to the operating segment level.
    The Company incurred remediation costs in connection with the suspended production activities at PharMEDium (see Note 1). These remediation costs are primarily classified in Cost of Goods sold in the Consolidated Statements of Operations. The Company incurred costs in connection with exiting the PharMEDium compounding business. These shutdown costs are primarily classified in Distribution, Selling, and Administrative expenses in the Consolidated Statement of Operations.
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

    The following illustrates depreciation and amortization by reportable segment for the periods indicated:

	Fiscal Year Ended September 30,
(in thousands)	2020	2019	2018
Pharmaceutical Distribution Services	$203,062	$232,735	$225,608
Other	77,522	69,824	64,768
Acquisition-related intangibles amortization	110,478	159,848	174,751
Total depreciation and amortization	$391,062	$462,407	$465,127
Depreciation and amortization includes depreciation and amortization of property and equipment and intangible assets, but excludes amortization of deferred financing costs and other debt-related items, which are included in interest expense, net.
The following illustrates capital expenditures by reportable segment for the periods indicated:

	Fiscal Year Ended September 30,
(in thousands)	2020	2019	2018
Pharmaceutical Distribution Services	$201,144	$210,161	$190,191
Other	168,533	100,061	146,220
Total capital expenditures	$369,677	$310,222	$336,411
Note 17. Fair Value of Financial Instruments
The recorded amounts of the Company's cash and cash equivalents, accounts receivable, and accounts payable as of September 30, 2020 and 2019 approximate fair value based upon the relatively short-term nature of these financial instruments. Within Cash and Cash Equivalents, the Company had $2,548.0 million and $1,552.0 million of investments in money market accounts as of September 30, 2020 and 2019. The fair value of the money market accounts was determined based upon unadjusted quoted prices in active markets for identical assets, otherwise known as Level 1 inputs.
The recorded amount of long-term debt (see Note 7) and the corresponding fair value as of September 30, 2020 were $3,618.3 million and $4,026.4 million, respectively. The recorded amount of long-term debt and the corresponding fair value as of September 30, 2019 were $4,033.9 million and $4,158.4 million, respectively. The fair value of long-term debt was determined based upon inputs other than quoted prices, otherwise known as Level 2 inputs.
Note 18. Quarterly Financial Information (Unaudited)

	Fiscal Year Ended September 30, 2020
(in thousands, except per share amounts)	First Quarter	Second Quarter	Third Quarter	Fourth Quarter	Fiscal Year
Revenue	$47,864,742	$47,417,639	$45,366,777	$49,244,768	$189,893,926
Gross profit (a)	$1,231,214	$1,388,107	$1,225,716	$1,346,847	$5,191,884
Distribution, selling, and administrative expenses; depreciation; and amortization	790,468	787,208	762,300	818,303	3,158,279
Employee severance, litigation, and other (b)	39,309	67,732	58,585	6,641,681	6,807,307
Impairment of PharMEDium assets	138,000	223,652	—	—	361,652
Operating income (loss)	$263,437	$309,515	$404,831	$(6,113,137)	$(5,135,354)
Net income (loss) (c)	$186,568	$971,111	$287,268	$(4,844,505)	$(3,399,558)
Net income (loss) attributable to AmerisourceBergen Corporation (c)	$187,640	$960,277	$289,439	$(4,846,072)	$(3,408,716)
Earnings per share operations:
Basic	$0.91	$4.68	$1.42	$(23.74)	$(16.65)
Diluted	$0.90	$4.64	$1.41	$(23.74)	$(16.65)
__________________________________________________________
(a)The first, second, and fourth quarters of the fiscal year ended September 30, 2020 include gains from antitrust litigation settlements of $8.5 million, $0.1 million, and $0.5 million, respectively. The first, second, and third quarters of the fiscal year ended September 30, 2020 include LIFO expense of $13.3 million, $23.9 million, and $6.1 million. The fourth quarter of the fiscal year ended September 30, 2020 includes LIFO credit of $35.8 million. The first quarter of the fiscal year ended September 30, 2020 includes PharMEDium remediation costs of $7.1 million. The second and third quarters of the fiscal year ended September 30, 2020 include PharMEDium shutdown costs of $5.0 million and $0.4 million, respectively.

(b)The fourth quarter of the fiscal year ended September 30, 2020 includes a $6.6 billion legal expense accrual in connection with opioid lawsuits.
(c)The second quarter of the fiscal year ended September 30, 2020 includes discrete tax benefits of $741.0 million primarily related to the permanent shutdown of the PharMEDium business. The third quarter of the fiscal year ended September 30, 2020 includes a loss on the early retirement of debt of $22.2 million. The fourth quarter of the fiscal year ended September 30, 2020 includes tax benefits of $1.1 billion relating to the $6.6 billion legal expense accrual in connection with opioid lawsuits, $360.7 million relating to Switzerland tax reform, and a $20.4 million adjustment to the discrete tax benefits previously recognized primarily attributable to the income tax deductions resulting from the permanent shutdown of the PharMEDium business.

	Fiscal Year Ended September 30, 2019
(in thousands, except per share amounts)	First Quarter	Second Quarter	Third Quarter	Fourth Quarter	Fiscal Year
Revenue	$45,392,452	$43,319,602	$45,239,265	$45,637,802	$179,589,121
Gross profit (a)	$1,297,580	$1,424,756	$1,231,239	$1,184,737	$5,138,312
Distribution, selling, and administrative expenses; depreciation; and amortization	779,085	751,802	764,539	830,489	3,125,915
Employee severance, litigation, and other	40,672	55,389	60,006	174,407	330,474
Impairment of PharMEDium assets	—	570,000	—	—	570,000
Operating income	$477,823	$47,565	$406,694	$179,841	$1,111,923
Net income (b)	$391,753	$28,073	$302,002	$132,307	$854,135
Net income attributable to AmerisourceBergen Corporation (b)	$393,652	$27,135	$301,959	$132,619	$855,365
Earnings per share operations:
Basic	$1.86	$0.13	$1.44	$0.64	$4.07
Diluted	$1.84	$0.13	$1.43	$0.63	$4.04
__________________________________________________________
(a)The first, second, third, and fourth quarters of the fiscal year ended September 30, 2019 include gains from antitrust litigation settlements of $87.3 million, $52.0 million, $3.5 million, and $3.1 million, respectively. The first, second, and third quarters of the fiscal year ended September 30, 2019 include LIFO credits of $3.0 million, $66.8 million, and $9.9 million, respectively. The fourth quarter of the fiscal year ended September 30, 2019 includes LIFO expense of $57.2 million. The first, second, third, and fourth quarters of the fiscal year ended September 30, 2019 include PharMEDium remediation costs of $17.9 million, $12.3 million, $11.7 million, and $6.7 million, respectively. The first quarter of the fiscal year ended September 30, 2019 includes a $22.0 million reversal of a previous estimate of a liability under the New York State Opioid Stewardship Act.
(b)The first quarter of the fiscal year ended September 30, 2019 includes a $37.0 million income tax benefit adjustment to the one-time transition tax on historical foreign earnings and profits through December 31, 2017. The second quarter of the fiscal year ended September 30, 2019 includes a gain on the sale of an equity investment of $13.7 million.

Note 19. Subsequent Event

In November 2020, the Company's board of directors increased the quarterly dividend paid on common stock by 5% and declared a regular quarterly cash dividend of $0.44 per share, payable on November 30, 2020 to shareholders of record on November 16, 2020.

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
Changes in Internal Control over Financial Reporting
There were no changes during the fiscal quarter ended September 30, 2020 in the Company's internal control over financial reporting that materially affected, or are reasonably likely to materially affect, those controls.
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
AmerisourceBergen's management assessed the effectiveness of AmerisourceBergen's internal control over financial reporting as of September 30, 2020. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control — Integrated Framework (2013). Based on management's assessment and those criteria, management has concluded that AmerisourceBergen's internal control over financial reporting was effective as of September 30, 2020.
AmerisourceBergen's independent registered public accounting firm, Ernst & Young LLP, has issued an attestation report on the effectiveness of AmerisourceBergen's internal control over financial reporting. This report is set forth below.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Stockholders and the Board of Directors of AmerisourceBergen Corporation
Opinion on Internal Control over Financial Reporting
We have audited AmerisourceBergen Corporation and subsidiaries' internal control over financial reporting as of September 30, 2020, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (the COSO criteria). In our opinion, AmerisourceBergen Corporation and subsidiaries (the Company) maintained, in all material respects, effective internal control over financial reporting as of September 30, 2020, based on the COSO criteria.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the 2020 consolidated financial statements of the Company and our report dated November 19, 2020 expressed an unqualified opinion thereon.
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
November 19, 2020

ITEM 9B.    OTHER INFORMATION
None.
PART III

ITEM 10.    DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE
Information appearing in our Notice of Annual Meeting of Stockholders and Proxy Statement for the 2021 Annual Meeting of Stockholders (the "2021 Proxy Statement"), including information appearing under "Proxy Statement Highlights - Director Nominees and Board Summary," "Corporate Governance and Related Matters," "Audit Committee Matters," and "Delinquent Section 16(a) Reports," is incorporated herein by reference. We will file the 2021 Proxy Statement with the Securities and Exchange Commission pursuant to Regulation 14A within 120 days after the close of the fiscal year.
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
ITEM 11.    EXECUTIVE COMPENSATION
Information contained in the 2021 Proxy Statement, including information appearing under "Corporate Governance and Related Matters" and "Executive Compensation and Related Matters" in the 2021 Proxy Statement, is incorporated herein by reference.
ITEM 12.    SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS
Information contained in the 2021 Proxy Statement, including information appearing under "Beneficial Ownership of Common Stock" and "Equity Compensation Plan Information" in the 2021 Proxy Statement, is incorporated herein by reference.
ITEM 13.    CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE
Information contained in the 2021 Proxy Statement, including information appearing under "Corporate Governance and Related Matters" and "Related Person Transactions" in the 2021 Proxy Statement, is incorporated herein by reference.
ITEM 14.    PRINCIPAL ACCOUNTANT FEES AND SERVICES
Information contained in the 2021 Proxy Statement, including information appearing under "Audit Committee Matters" in the 2021 Proxy Statement, is incorporated herein by reference.

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

(a) (3) List of Exhibits.

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

3.2	Amended and Restated Bylaws of the Registrant, dated as of August 13, 2020 (incorporated by reference to Exhibit 3.1 to the Registrant's Current Report on Form 8-K filed on August 18, 2020).
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

4.3
Form of 3.400% Senior Notes due 2024 (incorporated by reference to Exhibit A to Fourth Supplemental Indenture, dated as of May 22, 2014, between the Registrant and U.S. Bank National Association, as trustee, related to the Registrant's 3.400% Senior Notes due 2024, which is filed as Exhibit 4.2 to the Registrant's Current Report on Form 8-K filed on May 22, 2014).

4.4
Fifth Supplemental Indenture, dated as of February 20, 2015, between the Registrant and U.S. Bank National Association, as trustee, related to the Registrant's 3.250% Senior Notes due 2025 (incorporated by reference to Exhibit 4.1 to the Registrant's Current Report on Form 8-K filed on February 20, 2015).

4.5
Form of 3.250% Senior Notes due 2025 (incorporated by reference to Exhibit A to Fifth Supplemental Indenture, dated as of February 20, 2015 between the Registrant and U.S. Bank National Association, as trustee, related to the Registrant's 3.250% Senior Notes due 2025, which is filed as Exhibit 4.1 to the Registrant's Current Report on Form 8-K filed on February 20, 2015).

4.6
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

4.80
Seventh Supplemental Indenture, dated as of December 4, 2017, between the Registrant and U.S. Bank National Association, as trustee, related to the Registrant's 3.450% Senior Notes due 2027 (incorporated by reference to Exhibit 4.1 to the Registrant's Current Report on Form 8-K filed on December 5, 2017).

4.90
Form of 3.450% Senior Notes due 2027 (incorporated by reference to Exhibit A to Seventh Supplemental Indenture, dated as of December 4, 2017 between the Registrant and U.S. Bank National Association, as trustee, related to the Registrant's 3.450% Senior Notes due 2027, which is filed as Exhibit 4.1 to the Registrant's Current Report on Form 8-K filed on December 5, 2017).

4.10
Eighth Supplemental Indenture, dated as of December 4, 2017, between the Registrant and U.S. Bank National Association, as trustee, related to the Registrant's 4.300% Senior Notes due 2047 (incorporated by reference to Exhibit 4.2 to the Registrant's Current Report on Form 8-K filed on December 5, 2017).

4.11
Form of 4.300% Senior Notes due 2047 (incorporated by reference to Exhibit A to Eighth Supplemental Indenture, dated as of December 4, 2017 between the Registrant and U.S. Bank National Association, as trustee, related to the Registrant's 4.300% Senior Notes due 2047, which is filed as Exhibit 4.2 to the Registrant's Current Report on Form 8-K filed on December 5, 2017).

4.12
Ninth Supplemental Indenture, dated as of May 19, 2020, between the Registrant and U.S. Bank National Association, as trustee, related to the Registrant's 2.800% Senior Notes due 2030 (incorporated by reference to Exhibit 4.1 to the Registrant's Current Report on Form 8-K filed on May 19, 2020).

4.13
Form of 2.800% Senior Notes due 2030 (incorporated by reference to Exhibit A to Ninth Supplemental Indenture, dated as of May 19, 2020 between the Registrant and U.S. Bank National Association, as trustee, related to the Registrant's 2.800% Senior Notes due 2030, which is filed as Exhibit 4.1 to the Registrant's Current Report on Form 8-K filed on May 19, 2020).

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

10.24
Second Amendment to Receivables Sale Agreement, dated as of April 28, 2011, between AmeriSource Receivables Financial Corporation, as buyer, and AmerisourceBergen Drug Corporation, as originator (incorporated by reference to Exhibit 10.2 to the Registrant's Current Report on Form 8-K filed on May 4, 2011).

10.25
Third Amendment to Receivables Sale Agreement, dated as of October 28, 2011, between AmeriSource Receivables Financial Corporation, as buyer, and AmerisourceBergen Drug Corporation, as originator (incorporated by reference to Exhibit 10.2 to the Registrant's Current Report on Form 8-K filed on October 28, 2011).

10.26
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

10.27
Fifth Amendment to Receivables Sale Agreement, dated as of June 21, 2016, among AmeriSource Receivables Financial Corporation, as buyer, and AmerisourceBergen Drug Corporation, as originator (incorporated by reference to Exhibit 10.2 to the Registrant’s Current Report on Form 8-K filed on June 23, 2016).

10.28
Amended and Restated Receivables Sale Agreement, dated as of October 16, 2020, among AmeriSource Receivables Financial Corporation, as buyer, and AmerisourceBergen Drug Corporation and ASD Specialty Healthcare, LLC, as originators (incorporated by reference to Exhibit 10.1 to the Registrant's Current Report on Form 8-K filed on October 19, 2020).

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

10.43
Fifteenth Amendment to Amended and Restated Receivables Purchase Agreement, dated as of October 16, 2020, among AmeriSource Receivables Financial Corporation, as seller, AmerisourceBergen Drug Corporation, as servicer, the Purchaser Agents and Purchasers party thereto, and MUFG Bank, Ltd., as administrator (incorporated by reference to Exhibit 10.2 to the Registrant's Current Report on Form 8-K filed on October 19, 2020).

10.44
Amended and Restated Performance Undertaking, dated as of December 2, 2004, executed by the Registrant, as performance guarantor, in favor of AmeriSource Receivables Financial Corporation, as recipient (incorporated by reference to Exhibit 10.31 to the Registrant's Annual Report on Form 10-K for the fiscal year ended September 30, 2011).

10.45
First Amendment to Amended and Restated Performance Undertaking Agreement, dated as of April 28, 2011, executed by the Registrant, as performance guarantor (incorporated by reference to Exhibit 10.3 to the Registrant's Current Report on Form 8-K filed on May 4, 2011).

10.46
Second Amendment to Amended and Restated Performance Undertaking Agreement, dated as of December 18, 2017, executed by the Registrant, as performance guarantor (incorporated by reference to Exhibit 10.3 to the Registrant's Quarterly Report on Form 10-Q for the fiscal quarter ended December 31, 2017).

10.47
Third Amendment to Amended and Restated Performance Undertaking Agreement, dated as of September 18, 2019, executed by AmerisourceBergen Corporation, as performance guarantor (incorporated by reference to Exhibit 10.4 to the Registrant’s Current Report on Form 8-K filed on September 23, 2019).

10.48
Second Amended and Restated Performance Undertaking Agreement, dated as of October 16, 2020, executed by AmerisourceBergen Corporation, as performance guarantor (incorporated by reference to Exhibit 10.3 to the Registrant's Current Report on Form 8-K filed on October 19, 2020).

10.49
Eighth Amendment and Restatement Agreement, dated as of September 18, 2019, among AmerisourceBergen Corporation, the borrowing subsidiaries party thereto, the lenders party thereto, and JPMorgan Chase Bank, N.A., as Administrative Agent (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed on September 23, 2019).

Exhibit Number	Description
10.50
Revolving Credit Note, dated as of March 8, 2013, between the Registrant and Citizens Bank of Pennsylvania (incorporated by reference to Exhibit 10.4 to the Registrant's Quarterly Report on Form 10-Q for the quarter ended March 31, 2013).

10.51
First Amendment to Line of Credit Note, dated as of April 4, 2014, between the Registrant and Citizens Bank of Pennsylvania (incorporated by reference to Exhibit 10.1 to the Registrant's Quarterly Report on Form 10-Q for the fiscal quarter ended June 30, 2014).

10.52
Term Credit Agreement, dated as of October 31, 2018, among AmerisourceBergen Corporation, the lenders party thereto and Wells Fargo Bank, N.A., as Administrative Agent (incorporated by reference to Exhibit 10.2 to the Registrant's Current Report on Form 8-K filed on November 6, 2018).

10.53
First Amendment to the Term Credit Agreement, dated as of September 18, 2019, among AmerisourceBergen Corporation, the lenders party thereto and Wells Fargo Bank, National Association, as Administrative Agent (incorporated by reference to Exhibit 10.2 to the Registrant’s Current Report on Form 8-K filed on September 23, 2019).

21	Subsidiaries of the Registrant.
23	Consent of Ernst & Young LLP, Independent Registered Public Accounting Firm.
31.1	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer.
31.2	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer.
32	Section 1350 Certifications of the Chief Executive Officer and Chief Financial Officer.
101	Financial statements from the Annual Report on Form 10-K of AmerisourceBergen Corporation for the fiscal year ended September 30, 2020, formatted in Inline Extensible Business Reporting Language (iXBRL): (i) the Consolidated Balance Sheets, (ii) the Consolidated Statements of Operations, (iii) the Consolidated Statements of Comprehensive Income, (iv) the Consolidated Statements of Changes in Stockholders' Equity, (v) the Consolidated Statements of Cash Flows, and (vi) the Notes to Consolidated Financial Statements.
104	Cover Page Interactive Data File (formatted as inline XBRL and contained in Exhibit 101).
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

AMERISOURCEBERGEN CORPORATION
Date: November 19, 2020	By:	/s/ STEVEN H. COLLIS Steven H. Collis Chairman, President and Chief Executive Officer
 Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below as of November 19, 2020 by the following persons on behalf of the Registrant and in the capacities indicated.

Signature	Title

/s/ STEVEN H. COLLIS___________________________ Steven H. Collis	Chairman, President and Chief Executive Officer (Principal Executive Officer)

/s/ JAMES F. CLEARY____________________________ James F. Cleary	Executive Vice President and Chief Financial Officer (Principal Financial Officer)

/s/ LAZARUS KRIKORIAN________________________ Lazarus Krikorian	Senior Vice President and Chief Accounting Officer (Principal Accounting Officer)

/s/ _____________________________________________ Ornella Barra	Director

/s/ D. MARK DURCAN____________________________ D. Mark Durcan	Director

/s/ RICHARD W. GOCHNAUER____________________ Richard W. Gochnauer	Director

/s/ LON R. GREENBERG__________________________ Lon R. Greenberg	Director

Signature	Title

/s/ JANE E. HENNEY, M.D.________________________ Jane E. Henney, M.D.	Lead Independent Director

/s/ KATHLEEN W. HYLE__________________________ Kathleen W. Hyle	Director

/s/ MICHAEL J. LONG____________________________ Michael J. Long	Director

/s/ HENRY W. MCGEE____________________________ Henry W. McGee	Director

/s/ DENNIS M. NALLY____________________________ Dennis M. Nally	Director

AMERISOURCEBERGEN CORPORATION AND SUBSIDIARIES
SCHEDULE II — VALUATION AND QUALIFYING ACCOUNTS

(In thousands)	Balance at Beginning of Period	Charged to Costs and Expenses (1)	Deductions- Describe (2)	Balance at End of Period (3)
Year Ended September 30, 2020
Allowances for returns and doubtful accounts	$1,223,887	$4,019,830	$(3,826,409)	$1,417,308

Year Ended September 30, 2019
Allowances for returns and doubtful accounts	$1,049,901	$3,720,642	$(3,546,656)	$1,223,887

Year Ended September 30, 2018
Allowances for returns and doubtful accounts	$1,068,251	$3,397,562	$(3,415,912)	$1,049,901
__________________________________________________________

(1)Represents the provision for returns and doubtful accounts.
(2)Represents reductions to the returns allowance and accounts receivable written off during year, net of recoveries.
(3)Includes an allowance for doubtful accounts for long-term accounts receivable within Other Assets on the Consolidated Balance Sheets of $981 thousand and $13,568 thousand as of September 30, 2019, and 2018, respectively.