Form 10-Q
period 2020-12-31
AMERISOURCEBERGEN CORP
filed 2021-02-04
CIK 1140859

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE QUARTERLY PERIOD ENDED December 31, 2020
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

The number of shares of common stock of AmerisourceBergen Corporation outstanding as of January 31, 2021 was 204,706,150.

AMERISOURCEBERGEN CORPORATION

PART I. FINANCIAL INFORMATION
ITEM I. Financial Statements (Unaudited)

AMERISOURCEBERGEN CORPORATION AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

(in thousands, except share and per share data)	December 31, 2020	September 30, 2020
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$4,890,918	$4,597,746
Accounts receivable, less allowances for returns and doubtful accounts: $1,299,459 as of December 31, 2020 and $1,417,308 as of September 30, 2020	14,886,252	13,846,301
Inventories	13,178,958	12,589,278
Right to recover assets	1,191,767	1,344,649
Income tax receivable	317,656	488,428
Prepaid expenses and other	234,670	189,300
Total current assets	34,700,221	33,055,702

Property and equipment, net	1,477,040	1,484,808
Goodwill	6,709,471	6,706,719
Other intangible assets	1,862,190	1,886,107
Deferred income taxes	326,820	361,640
Other assets	771,026	779,854

TOTAL ASSETS	$45,846,768	$44,274,830

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current liabilities:
Accounts payable	$33,449,690	$31,705,055
Accrued expenses and other	1,535,390	1,646,763
Short-term debt	59,371	501,259
Total current liabilities	35,044,451	33,853,077

Long-term debt	3,640,741	3,618,261
Accrued income taxes	287,244	284,845
Deferred income taxes	703,646	686,485
Accrued litigation liability	6,198,943	6,198,943
Other liabilities	483,291	472,855
Commitments and contingencies (Note 9)

Stockholders’ deficit:
Common stock, $0.01 par value - authorized, issued, and outstanding: 600,000,000 shares, 289,115,051 shares, and 204,692,947 shares as of December 31, 2020, respectively, and 600,000,000 shares, 287,790,479 shares, and 204,226,465 shares as of September 30, 2020, respectively	2,891	2,878
Additional paid-in capital	5,187,669	5,081,776
Retained earnings	780,971	518,335
Accumulated other comprehensive loss	(70,467)	(108,830)
Treasury stock, at cost: 84,422,104 shares as of December 31, 2020 and 83,564,014 shares as of September 30, 2020	(6,598,286)	(6,513,083)
Total AmerisourceBergen Corporation stockholders' deficit	(697,222)	(1,018,924)
Noncontrolling interest	185,674	179,288
Total deficit	(511,548)	(839,636)

TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIT	$45,846,768	$44,274,830
See notes to consolidated financial statements.

AMERISOURCEBERGEN CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Three months ended December 31,
(in thousands, except per share data)	2020	2019
Revenue	$52,516,556	$47,864,742
Cost of goods sold	51,064,326	46,633,528
Gross profit	1,452,230	1,231,214
Operating expenses:
Distribution, selling, and administrative	735,068	685,953
Depreciation	73,945	69,244
Amortization	25,608	35,271
Employee severance, litigation, and other	70,381	39,309
Impairment of PharMEDium assets	—	138,000
Operating income	547,228	263,437
Other (income) loss, net	(14,268)	2,842
Interest expense, net	33,614	31,007
Income before income taxes	527,882	229,588
Income tax expense	149,175	43,020
Net income	378,707	186,568
Net (income) loss attributable to noncontrolling interest	(3,862)	1,072
Net income attributable to AmerisourceBergen Corporation	$374,845	$187,640

Earnings per share:
Basic	$1.83	$0.91
Diluted	$1.81	$0.90

Weighted average common shares outstanding:
Basic	204,683	206,008
Diluted	206,801	207,517

Cash dividends declared per share of common stock	$0.44	$0.40
 See notes to consolidated financial statements.

AMERISOURCEBERGEN CORPORATION AND SUBSIDIARIES
 CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited)

	Three months ended December 31,
(in thousands)	2020	2019
Net income	$378,707	$186,568
Other comprehensive income
Foreign currency translation adjustments	44,158	25,453
Other	—	19
Total other comprehensive income	44,158	25,472
Total comprehensive income	422,865	212,040
Comprehensive income attributable to noncontrolling interest	(9,657)	(166)
Comprehensive income attributable to AmerisourceBergen Corporation	$413,208	$211,874
See notes to consolidated financial statements.

AMERISOURCEBERGEN CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
(Unaudited)

(in thousands, except per share data)	Common Stock	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Treasury Stock	Noncontrolling Interest	Total
September 30, 2020	$2,878	$5,081,776	$518,335	$(108,830)	$(6,513,083)	$179,288	$(839,636)
Adoption of ASC 326, net of tax (Note 1)	—	—	(21,106)		—	(2,988)	(24,094)
Net income	—	—	374,845		—	3,862	378,707
Other comprehensive income	—	—	—	38,363	—	5,795	44,158
Cash dividends, $0.44 per share	—	—	(91,103)	—	—	—	(91,103)
Exercises of stock options	7	58,209	—	—	—	—	58,216
Share-based compensation expense	—	48,317	—	—	—	—	48,317
Purchases of common stock	—	—	—	—	(61,954)	—	(61,954)
Employee tax withholdings related to restricted share vesting	—	—	—	—	(23,249)	—	(23,249)
Other	6	(633)	—	—	—	(283)	(910)
December 31, 2020	$2,891	$5,187,669	$780,971	$(70,467)	$(6,598,286)	$185,674	$(511,548)

(in thousands, except per share data)	Common Stock	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Treasury Stock	Noncontrolling Interest	Total
September 30, 2019	$2,853	$4,850,142	$4,235,491	$(111,965)	$(6,097,604)	$114,289	$2,993,206
Adoption of ASC 842	—	—	35,138	—	—	—	35,138
Net income (loss)	—	—	187,640	—	—	(1,072)	186,568
Other comprehensive income	—	—	—	24,234	—	1,238	25,472
Cash dividends, $0.40 per share	—	—	(83,088)	—	—	—	(83,088)
Exercises of stock options	3	20,110	—	—	—	—	20,113
Share-based compensation expense	—	31,374	—	—	—	—	31,374
Purchases of common stock	—	—	—	—	(129,775)	—	(129,775)
Employee tax withholdings related to restricted share vesting	—	—	—	—	(9,596)	—	(9,596)
Other	4	(335)	—	—	—	—	(331)
December 31, 2019	$2,860	$4,901,291	$4,375,181	$(87,731)	$(6,236,975)	$114,455	$3,069,081

See notes to consolidated financial statements.

AMERISOURCEBERGEN CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Three months ended December 31,
(in thousands)	2020	2019
OPERATING ACTIVITIES
Net income	$378,707	$186,568
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation, including amounts charged to cost of goods sold	77,143	71,846
Amortization, including amounts charged to interest expense	27,140	37,499
Provision for doubtful accounts	6,452	2,189
Provision for deferred income taxes	72,912	29,355
Share-based compensation	48,317	31,374
LIFO (credit) expense	(25,727)	13,281
Impairment of PharMEDium assets	—	138,000
Other, net	28,480	17,476
Changes in operating assets and liabilities, excluding the effects of acquisitions:
Accounts receivable	(906,495)	(307,204)
Inventories	(545,459)	(630,980)
Income taxes receivable	170,771	(1,474)
Prepaid expenses and other assets	(3,121)	1,363
Accounts payable	1,721,495	787,037
Income taxes payable	(8,091)	1,669
Accrued expenses and other liabilities	(139,471)	(235,189)
NET CASH PROVIDED BY OPERATING ACTIVITIES	903,053	142,810
INVESTING ACTIVITIES
Capital expenditures	(65,410)	(67,305)
Other, net	—	4,966
NET CASH USED IN INVESTING ACTIVITIES	(65,410)	(62,339)
FINANCING ACTIVITIES
Loan borrowings	31,393	18,538
Loan repayments	(462,643)	(29,023)
Borrowings under revolving and securitization credit facilities	—	50,584
Repayments under revolving and securitization credit facilities	—	(54,080)
Purchases of common stock	(56,175)	(135,128)
Exercises of stock options	58,216	20,113
Cash dividends on common stock	(91,103)	(83,088)
Tax withholdings related to restricted share vesting	(23,249)	(9,596)
Other	(910)	(381)
NET CASH USED IN FINANCING ACTIVITIES	(544,471)	(222,061)
INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	293,172	(141,590)
Cash and cash equivalents at beginning of period	4,597,746	3,374,194
CASH AND CASH EQUIVALENTS AT END OF PERIOD	$4,890,918	$3,232,604
 See notes to consolidated financial statements.

AMERISOURCEBERGEN CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Note 1.  Summary of Significant Accounting Policies

Basis of Presentation

The accompanying financial statements present the consolidated financial position, results of operations, and cash flows of AmerisourceBergen Corporation and its subsidiaries, including less-than-wholly-owned subsidiaries in which AmerisourceBergen Corporation has a controlling financial interest (the "Company"), as of the dates and for the periods indicated. All significant intercompany accounts and transactions have been eliminated in consolidation.

The accompanying unaudited consolidated financial statements have been prepared in conformity with U.S. generally accepted accounting principles ("GAAP") for interim financial information, the instructions to Form 10-Q, and Rule 10-01 of Regulation S-X. In the opinion of management, all adjustments (consisting only of normal recurring accruals, except as otherwise disclosed herein) considered necessary to present fairly the financial position as of December 31, 2020 and the results of operations and cash flows for the interim periods ended December 31, 2020 and 2019 have been included. Certain information and footnote disclosures normally included in financial statements presented in accordance with U.S. GAAP, but which are not required for interim reporting purposes, have been omitted. The accompanying unaudited consolidated financial statements should be read in conjunction with the financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the fiscal year ended September 30, 2020.

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

Recently Adopted Accounting Pronouncements

In June 2016, the FASB issued ASU No. 2016-13, "Financial Instruments - Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments" ("ASU 2016-13"). ASU 2016-13 requires financial assets measured at amortized cost to be presented at the net amount expected to be collected. The measurement of expected credit losses is based on relevant information about past events, including historical experience, current conditions, and reasonable and supportable forecasts that affect the collectibility of the reported amounts. An entity must use judgment in determining the relevant information and estimation methods that are appropriate in its circumstances. ASU 2016-13 was effective for annual reporting periods beginning after December 15, 2019, including interim periods within those fiscal years, and a modified retrospective approach was required, with a cumulative-effect adjustment to retained earnings as of the beginning of the first reporting period in which the guidance was effective.

The Company adopted ASU 2016-13 as of October 1, 2020. In connection with the adoption of ASU 2016-13, the Company recognized a $21.1 million, net of tax of $6.1 million, cumulative adjustment to retained earnings. The Company evaluates its receivables for risk of loss by grouping its receivables with similar risk characteristics. Expected losses are determined based on a combination of historical loss trends, current economic conditions, and forward-looking risk factors.

Recently Issued Accounting Pronouncements Not Yet Adopted

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

As of December 31, 2020, there were no other recently-issued accounting standards that may have a material impact on the Company’s financial position, results of operations, or cash flows upon their adoption.

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

The following assets and liabilities of Profarma are included in the Company's Consolidated Balance Sheets:

(in thousands)	December 31, 2020	September 30, 2020
Cash and cash equivalents	$69,214	$96,983
Accounts receivables, net	147,215	120,486
Inventories	157,804	144,059
Prepaid expenses and other	64,247	52,885
Property and equipment, net	26,687	23,584
Goodwill	82,309	82,309
Other intangible assets	72,434	73,543
Other long-term assets	59,370	53,513
Total assets	$679,280	$647,362

Accounts payable	$179,645	$141,147
Accrued expenses and other	35,977	34,415
Short-term debt	53,013	98,399
Long-term debt	67,700	44,144
Deferred income taxes	38,437	38,854
Other long-term liabilities	47,991	43,413
Total liabilities	$422,763	$400,372

    Profarma's assets can only be used to settle its obligations, and its creditors do not have recourse to the general credit of the Company.

Note 3.  Income Taxes

Swiss Tax Reform

    In November 2020, the Canton of Bern approved its Budget 2021, which called for lowering its corporate income tax rate applicable to the Company’s Swiss operations effective October 1, 2020. As a result, the Company recognized a deferred tax expense to reduce its Swiss deferred tax asset for the change in tax rate.

Other Information

    The Company files income tax returns in U.S. federal and state jurisdictions as well as various foreign jurisdictions. As of December 31, 2020, the Company had unrecognized tax benefits, defined as the aggregate tax effect of differences between tax return positions and the benefits recognized in the Company’s financial statements, of $501.2 million ($454.3 million, net of federal benefit). If recognized, $436.0 million of these tax benefits would have reduced income tax expense and the effective tax rate. Included in this amount is $20.0 million of interest and penalties, which the Company records in Income Tax Expense in the Company's Consolidated Statements of Operations. In the three months ended December 31, 2020, unrecognized tax benefits increased by $2.9 million. Over the next 12 months, it is reasonably possible that tax authority audit resolutions and the expiration of statutes of limitations could result in a reduction of unrecognized tax benefits of approximately $16.7 million.

    The Company's effective tax rates were 28.3% and 18.7% for the three months ended December 31, 2020 and 2019, respectively. The effective tax rate in the three months ended December 31, 2020 was higher than the U.S. statutory rate primarily due to U.S. state income taxes, as well as the discrete tax expense associated with the Swiss deferred tax asset, offset in part by discrete tax benefits resulting from the permanent shutdown of PharMEDium Healthcare Holdings, Inc. ("PharMEDium"). The effective tax rate in the three months ended December 31, 2019 was lower than the U.S. statutory rate due to a higher mix of foreign earnings at lower tax rates in Switzerland and Ireland since U.S. earnings were lower principally due to the $138.0 million impairment of PharMEDium assets.

Note 4.  Goodwill and Other Intangible Assets

The following is a summary of the changes in the carrying value of goodwill, by reportable segment, for the three months ended December 31, 2020:

(in thousands)	Pharmaceutical Distribution Services	Other	Total
Goodwill as of September 30, 2020	$4,852,775	$1,853,944	$6,706,719
Foreign currency translation	—	2,752	2,752
Goodwill as of December 31, 2020	$4,852,775	$1,856,696	$6,709,471

    The following is a summary of other intangible assets:

	December 31, 2020				September 30, 2020
(in thousands)	Weighted Average Remaining Useful Life	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Indefinite-lived trade names		$685,411	$—	$685,411	$685,312	$—	$685,312
Finite-lived:
Customer relationships	13 years	1,673,536	(588,264)	1,085,272	1,671,888	(565,372)	1,106,516
Trade names and other	14 years	211,076	(119,569)	91,507	210,394	(116,115)	94,279
Total other intangible assets		$2,570,023	$(707,833)	$1,862,190	$2,567,594	$(681,487)	$1,886,107

    Amortization expense for finite-lived intangible assets was $25.6 million and $35.3 million in the three months ended December 31, 2020 and 2019, respectively. Amortization expense for finite-lived intangible assets is estimated to be $102.0 million in fiscal 2021, $100.5 million in fiscal 2022, $99.0 million in fiscal 2023, $97.5 million in fiscal 2024, $96.7 million in fiscal 2025, and $706.7 million thereafter.

Note 5.  Debt

Debt consisted of the following:

(in thousands)	December 31, 2020	September 30, 2020
Revolving credit note	$—	$—
Term loan due in October 2020	—	399,982
Overdraft facility due 2021 (£30,000)	—	—
Receivables securitization facility due 2022	350,000	350,000
Multi-currency revolving credit facility due 2024	—	—
$500,000, 3.40% senior notes due 2024	498,355	498,232
$500,000, 3.25% senior notes due 2025	497,160	496,990
$750,000, 3.45% senior notes due 2027	744,150	743,940
$500,000, 2.80% senior notes due 2030	494,198	494,045
$500,000, 4.25% senior notes due 2045	494,784	494,730
$500,000, 4.30% senior notes due 2047	492,822	492,755
Nonrecourse debt	128,643	148,846
Total debt	3,700,112	4,119,520
Less AmerisourceBergen Corporation current portion	—	399,982
Less nonrecourse current portion	59,371	101,277
Total, net of current portion	$3,640,741	$3,618,261

Multi-Currency Revolving Credit Facility

    The Company has a $1.4 billion multi-currency senior unsecured revolving credit facility ("Multi-Currency Revolving Credit Facility"), which is scheduled to expire in September 2024, with a syndicate of lenders. Interest on borrowings under the Multi-Currency Revolving Credit Facility accrues at specified rates based on the Company’s debt rating and ranges from 70 basis points to 112.5 basis points over CDOR/LIBOR/EURIBOR/Bankers Acceptance Stamping Fee, as applicable (91 basis points over CDOR/LIBOR/EURIBOR/Bankers Acceptance Stamping Fee as of December 31, 2020) and from 0 basis points to 12.5 basis points over the alternate base rate and Canadian prime rate, as applicable. The Company pays facility fees to maintain the availability under the Multi-Currency Revolving Credit Facility at specified rates based on its debt rating, ranging from 5 basis points to 12.5 basis points, annually, of the total commitment (9 basis points as of December 31, 2020). The Company may choose to repay or reduce its commitments under the Multi-Currency Revolving Credit Facility at any time. The Multi-Currency Revolving Credit Facility contains covenants, including compliance with a financial leverage ratio test, as well as others that impose limitations on, among other things, indebtedness of subsidiaries and asset sales, with which the Company was compliant as of December 31, 2020.

Commercial Paper Program

    The Company has a commercial paper program whereby it may from time to time issue short-term promissory notes in an aggregate amount of up to $1.4 billion at any one time. Amounts available under the program may be borrowed, repaid, and re-borrowed from time to time. The maturities on the notes will vary, but may not exceed 365 days from the date of issuance. The notes will bear interest, if interest bearing, or will be sold at a discount from their face amounts. The commercial paper program does not increase the Company’s borrowing capacity as it is fully backed by the Company’s Multi-Currency Revolving Credit Facility. There were no borrowings outstanding under the commercial paper program as of December 31, 2020.

Receivables Securitization Facility

    The Company has a $1,450 million receivables securitization facility ("Receivables Securitization Facility"), which is scheduled to expire in September 2022. The Company has available to it an accordion feature whereby the commitment on the Receivables Securitization Facility may be increased by up to $250 million, subject to lender approval, for seasonal needs during the December and March quarters. Interest rates are based on prevailing market rates for short-term commercial paper or LIBOR, plus a program fee. The Company pays a customary unused fee at prevailing market rates, annually, to maintain the availability under the Receivables Securitization Facility. The Receivables Securitization Facility contains similar covenants to the Multi-Currency Revolving Credit Facility, with which the Company was compliant as of December 31, 2020.

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
Term Loan
The $400 million October 2018 Term Loan matured and was repaid in October 2020.
Nonrecourse Debt

    Nonrecourse debt is comprised of short-term and long-term debt belonging to the Brazil subsidiaries and is repaid solely from the Brazil subsidiaries' cash flows and such debt agreements provide that the repayment of the loans (and interest thereon) is secured solely by the capital stock, physical assets, contracts, and cash flows of the Brazil subsidiaries.

Note 6.  Stockholders’ Equity and Earnings per Share

In October 2018, the Company's board of directors authorized a share repurchase program allowing the Company to purchase up to $1.0 billion of its outstanding shares of common stock, subject to market conditions. During the three months ended December 31, 2020, the Company purchased 0.6 million shares of its common stock for a total of $55.5 million to complete its authorization under this program.

In May 2020, the Company's board of directors authorized a share repurchase program allowing the Company to purchase up to $500 million of its outstanding shares of common stock, subject to market conditions. During the three months ended December 31, 2020, the Company purchased 0.1 million shares of its common stock for a total of $6.4 million, which included $5.8 million of December 2020 purchases that cash settled in January 2021. As of December 31, 2020, the Company had $493.6 million of availability remaining under this program.

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

    The following illustrates the components of diluted weighted average shares outstanding for the periods indicated:

	Three months ended December 31,
(in thousands)	2020	2019
Weighted average common shares outstanding - basic	204,683	206,008
Dilutive effect of stock options and restricted stock units	2,118	1,509
Weighted average common shares outstanding - diluted	206,801	207,517

The potentially dilutive stock options and restricted stock units that were antidilutive for the three months ended December 31, 2020 and 2019 were 0.3 million and 4.4 million, respectively.

Note 7. Related Party Transactions

Walgreens Boots Alliance, Inc. ("WBA") owns more than 10% of the Company’s outstanding common stock and is, therefore, considered a related party. The Company operates under various agreements and arrangements with WBA, including a pharmaceutical distribution agreement pursuant to which the Company distributes pharmaceutical products to WBA and an agreement that provides the Company the ability to access favorable economic pricing and generic products through a generic purchasing services arrangement with Walgreens Boots Alliance Development GmbH. Both of these agreements expire in 2026. In connection with the closing of the announced acquisition by the Company of a majority of WBA's Alliance Healthcare businesses, the Company and WBA have agreed to extend the aforementioned agreements through 2029 (see Note 13).

Revenue from the various agreements and arrangements with WBA was $16.2 billion and $15.6 three months ended December 31, 2020 and 2019, respectively. The Company’s receivable from WBA, net of incentives, was $6.8 billion and $6.6 billion as of December 31, 2020 and September 30, 2020, respectively.

Note 8. Employee Severance, Litigation, and Other

    The following illustrates the charges incurred by the Company relating to Employee Severance, Litigation, and Other for the periods indicated:

	Three months ended December 31,
(in thousands)	2020	2019
Employee severance	$—	$839
Litigation and opioid-related costs	32,062	24,666
Acquisition-related deal and integration costs	18,924	455
Business transformation efforts	12,442	8,460
Other restructuring initiatives	6,953	4,889
Total employee severance, litigation, and other	$70,381	$39,309

    Litigation and opioid-related costs in the three months ended December 31, 2020 and 2019 related to legal fees in connection with opioid lawsuits and investigations.

Acquisition-related deal and integration costs in the three months ended December 31, 2020 primarily related to costs associated with the announced acquisition of a majority of WBA’s Alliance Healthcare businesses (see Note 13).

    Business transformation efforts in the three months ended December 31, 2020 and 2019 primarily related to costs associated with reorganizing the Company to further align the organization to its customers' needs. The majority of these costs related to services provided by third-party consultants, including certain technology initiatives.

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

In April 2018, the Court issued an order creating a litigation track, which includes dispositive motion practice, discovery, and trials in certain bellwether jurisdictions. In December 2018, the Court issued an order selecting two additional cases for a second bellwether discovery and trial track. In November 2019 and January 2020, the Court filed Suggestions of Remand with the Judicial Panel on Multidistrict Litigation that identified four cases filed against the Company, including the two additional bellwether cases, for potential transfer from the MDL back to federal courts in California, Oklahoma, and West Virginia for the completion of discovery, motion practice, and trial. All four cases have now been remanded to those federal district courts and discovery has commenced. The two consolidated cases in West Virginia that were scheduled to commence trial on January 4, 2021 were postponed to May 3, 2021 due to COVID-19. No trial date has been established for the Oklahoma case, in which the plaintiff is the Cherokee Nation. On January 26, 2021, the California case was stayed as to the Company and several other defendants. As such, there is no applicable trial date for that case.

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

The Company is currently in advanced discussions with the Attorneys General of multiple states and various plaintiffs’ representatives in an effort to reach a global settlement of the MDL and related state-court litigation brought by certain state and local governmental entities, which would provide for payments by the three largest U.S. pharmaceutical distributors of $21.0 billion over 18 years. The Company’s payment would be $6.5 billion assuming all parties participate. A portion of this amount relating to plaintiff attorney fees would be payable over a shorter time period. The discussions also involve certain changes to the Company's anti-diversion programs. While a global settlement remains subject to contingencies that could impact whether the parties ultimately decide to move forward, the Company believes a global settlement is probable and its loss related thereto can be reasonably estimated. The Company recorded a charge of $6.6 billion in the fourth quarter of the fiscal year ended September 30, 2020 within Employee Severance, Litigation and Other in its Statement of Operations related to the global settlement as well as other opioid-related litigation. There was no change to the estimated liability as of December 31, 2020. The Company currently estimates that $408.0 million will be paid prior to December 31, 2021, which is recorded in Accrued Expenses and Other on the Company’s Consolidated Balance Sheet. The remaining liability of $6.2 billion is recorded in Accrued Litigation Liability on the Company's Consolidated Balance Sheet. While the Company has accrued its estimated liability for this matter, it is unable to estimate the range of possible loss associated with these opioid litigation matters. Because loss contingencies are inherently unpredictable and unfavorable developments or resolutions can occur, the assessment is highly subjective and requires judgments about future events. The Company will regularly review these opioid litigation matters to determine whether its accrual is adequate. The amount of ultimate loss may differ materially from the $6.6 billion accrual. Until such time as a plaintiff participates in a global settlement or otherwise resolves its lawsuit, the Company will continue to litigate and prepare for trial in the cases pending in the MDL, those remanded from the MDL to federal district courts, as well as in state courts where lawsuits have been filed, and intends to continue to vigorously defend itself in all such cases. Since these matters are still developing, the Company is unable to predict the outcome, but the result of these lawsuits could include excessive monetary verdicts and/or injunctive relief that may affect the Company's operations. Further, any final settlement among parties may differ materially from the Company's advanced discussions related to global resolution of the MDL and related state-court litigation involving certain state and local governmental entities.

In June 2019, attorneys for some of the plaintiffs filed a motion proposing a procedure to certify a nationwide "negotiation class" of cities and counties for the purpose of negotiating and settling with defendants engaged in the nationwide manufacturing, sale, or distribution of opioids. The attorneys subsequently withdrew the motion and refiled an amended motion on July 9, 2019. The Court granted the motion on September 11, 2019 and certain defendants, including ABDC filed an appeal with the U.S. Court of Appeals for the Sixth Circuit. On September 24, 2020, the Sixth Circuit reversed the Court's prior order. On October 8, 2020, certain of the plaintiffs filed a petition asking the Sixth Circuit to rehear the matter en banc, which the Sixth Circuit denied on December 29, 2020.

Notwithstanding the Company's accrual of $6.6 billion, several cases filed in various state courts have trial dates scheduled in 2021 and later, although all such dates are subject to change. A trial in New York state for cases brought by Nassau and Suffolk Counties and the New York Attorney General against a variety of defendants, including the Company, was scheduled to begin on March 20, 2020. The trial is not part of the MDL and has been delayed due to the COVID-19 outbreak. The court has not yet set a new trial date but has expressed an intention to commence trial in 2021, if possible. A trial in Ohio state court for a case brought by the Ohio Attorney General against ABDC and certain other pharmaceutical wholesale distributors was scheduled to begin trial on March 8, 2021 but has been postponed to September 7, 2021. A trial in Washington state court for a case brought by the Washington Attorney General against ABDC and certain other pharmaceutical wholesale distributors is scheduled to begin trial on May 17, 2021.

Aside from those parties that have already filed suit, other entities, including additional attorneys general’s offices, counties, and cities in multiple states, may continue to file additional lawsuits or enforcement proceedings. The Company is vigorously defending itself in the pending lawsuits and intends to vigorously defend itself against any threatened lawsuits or enforcement proceedings.

The Company has also received subpoenas, civil investigative demands, and other requests for information, requesting the production of documents regarding the distribution of prescription opioid pain medications from government agencies in other jurisdictions, including certain states. The Company has engaged in discussions with representatives from these government agencies regarding the requests and has been producing responsive documents. The Company cannot predict how these matters would be affected by a global settlement.

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

On July 17, 2020, CCAR Investments, Inc. filed a complaint for a purported derivative action in the United States District Court for the District of Delaware against the Company and certain of its current and former officers and directors (“CCAR Defendants”). The complaint alleges claims for breach of fiduciary duty, corporate waste and unjust enrichment allegedly arising from the Company’s controlled substance diversion control programs and violation of Section 14(a) of the Securities Exchange Act of 1934. On August 14, 2020, the CCAR Defendants answered the complaint and filed a motion for judgment on the pleadings. On October 29, 2020 the parties filed a stipulation permitting CCAR Investments, Inc. to file an amended complaint on or before November 20, 2020. On December 4, 2020, the parties filed a stipulation staying the deadline for CCAR Investments, Inc. to file an amended complaint pending the Company’s production of certain documents to CCAR Investments, Inc.

In December 2019, Reliable Pharmacy, together with other retail pharmacies and North Sunflower Medical Center, filed a civil antitrust complaint against multiple generic drug manufacturers, and also included claims against the Company, H.D. Smith, and other drug distributors and industry participants. The case is filed as a putative class action and plaintiffs purport to represent a class of drug purchasers including other retail pharmacies and healthcare providers. The case has been consolidated for multidistrict litigation proceedings before the United States District Court for the Eastern District of Pennsylvania. The complaint alleges that the Company and others in the industry participated in a conspiracy to fix prices, allocate markets and rig bids regarding generic drugs. In March 2020, the plaintiffs filed a further amended complaint. On July 15, 2020, the Company and other industry participants filed a motion to dismiss the complaint. The motion to dismiss is fully briefed and the parties are awaiting a ruling from the court.

Note 10.  Litigation Settlements

Antitrust Settlements

Numerous lawsuits have been filed against certain brand pharmaceutical manufacturers alleging that the manufacturer, by itself or in concert with others, took improper actions to delay or prevent generic drugs from entering the market. These lawsuits are generally brought as class actions. The Company is not typically named as a plaintiff in these lawsuits, but has been a member of the direct purchasers' class (i.e., those purchasers who purchase directly from these pharmaceutical manufacturers). None of the lawsuits have gone to trial, but some have settled in the past with the Company receiving proceeds from the settlement funds. The Company recognized no gains during the three months ended December 31, 2020 related to these lawsuits. The Company recognized gains of $8.5 million during the three months ended December 31, 2019 related to these lawsuits. These gains, which are net of attorney fees and estimated payments due to other parties, were recorded as reductions to cost of goods sold in the Company’s Consolidated Statements of Operations.

Note 11.  Fair Value of Financial Instruments

The recorded amounts of the Company's cash and cash equivalents, accounts receivable, and accounts payable as of December 31, 2020 and September 30, 2020 approximate fair value based upon the relatively short-term nature of these financial instruments. Within Cash and Cash Equivalents, the Company had $2,298.0 million of investments in money market accounts as of December 31, 2020 and had $2,548.0 million of investments in money market accounts as of September 30, 2020. The fair value of the money market accounts was determined based upon unadjusted quoted prices in active markets for identical assets, otherwise known as Level 1 inputs.

The recorded amount of long-term debt (see Note 5) and the corresponding fair value as of December 31, 2020 were $3,640.7 million and $4,090.9 million, respectively. The recorded amount of long-term debt and the corresponding fair value as of September 30, 2020 were $3,618.3 million and $4,026.4 million, respectively. The fair value of long-term debt was determined based upon inputs other than quoted prices, otherwise known as Level 2 inputs.

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

The following illustrates reportable and operating segment disaggregated revenue as required by Accounting Standards Codification 606 for the periods indicated:

	Three months ended December 31,
(in thousands)	2020	2019
Pharmaceutical Distribution Services	$50,492,510	$46,036,828
Other:
MWI Animal Health	1,120,557	1,028,318
Global Commercialization Services	931,717	818,666
Total Other	2,052,274	1,846,984
Intersegment eliminations	(28,228)	(19,070)
Revenue	$52,516,556	$47,864,742

Intersegment eliminations primarily represent the elimination of certain Pharmaceutical Distribution Services reportable segment sales to MWI.

The following illustrates reportable segment operating income for the periods indicated:

	Three months ended December 31,
(in thousands)	2020	2019
Pharmaceutical Distribution Services	$496,067	$391,694
Other	121,647	104,479
Intersegment eliminations	(798)	(907)
Total segment operating income	$616,916	$495,266

The following reconciles total segment operating income to income before income taxes for the periods indicated:

	Three months ended December 31,
(in thousands)	2020	2019
Total segment operating income	$616,916	$495,266
Gain from antitrust litigation settlements	—	8,492
LIFO credit (expense)	25,727	(13,281)
PharMEDium remediation costs	—	(16,165)
Acquisition-related intangibles amortization	(25,034)	(33,566)
Employee severance, litigation, and other	(70,381)	(39,309)
Impairment of PharMEDium assets	—	(138,000)
Operating income	547,228	263,437
Other (income) loss, net	(14,268)	2,842
Interest expense, net	33,614	31,007
Income before income taxes	$527,882	$229,588

Segment operating income is evaluated by the chief operating decision maker ("CODM") of the Company before gain from antitrust litigation settlements; LIFO credit (expense); PharMEDium remediation costs; acquisition-related intangibles amortization; employee severance, litigation, and other; and impairment of PharMEDium assets. All corporate office expenses are allocated to the operating segment level.

The Company recorded a foreign currency gain of $14.0 million on the remeasurement of the deferred tax assets relating to Swiss tax reform.

Note 13.  Subsequent Events

Acquisition

In January 2021, the Company entered into a share purchase agreement with WBA pursuant to which the Company will acquire a majority of WBA’s Alliance Healthcare businesses for approximately $6.5 billion, comprised of $6.275 billion in cash, subject to certain purchase price adjustments, and 2 million shares of Company common stock (the "Transaction"). WBA’s operations in China, Italy, and Germany are not part of this transaction. The Company expects to fund the cash purchase price through a combination of cash on hand and new debt financing and has obtained $3.025 billion in bridge financing commitments in connection with the Transaction. The Transaction is subject to the satisfaction of customary closing conditions, including receipt of applicable regulatory approvals.

Other Strategic Transactions

In connection with the closing of the Transaction, the Company and WBA have agreed to a three-year extension (through 2029) of the Company's existing pharmaceutical distribution agreement with WBA and the arrangement pursuant to which the Company has access to generic drugs and related pharmaceutical products through Walgreens Boots Alliance Development GmbH, as well as a distribution agreement pursuant to which the Company will supply branded and generic pharmaceutical products to WBA’s Boots UK Ltd. (through 2031) following closing. In January 2021, the Company and WBA also entered into an agreement to explore a series of strategic initiatives designed to create incremental growth and efficiencies in sourcing, logistics, and distribution.

See Part II. Other Information-Item 1A. Risk Factors on page 30 of this Quarterly Report on Form 10-Q for additional risk factors related to the Company's strategic transactions with WBA.

ITEM 2.   Management’s Discussion and Analysis of Financial Condition and Results of Operations

Overview

The following discussion should be read in conjunction with the Consolidated Financial Statements and notes thereto contained herein and in conjunction with the financial statements and related notes included in our Annual Report on Form 10-K for the fiscal year ended September 30, 2020.

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

Recent Developments

In January 2021, we entered into a share purchase agreement with Walgreens Boots Alliance, Inc. ("WBA") pursuant to which we will acquire a majority of WBA’s Alliance Healthcare businesses ("Alliance Healthcare") for approximately $6.5 billion, comprised of $6.275 billion in cash, subject to certain purchase price adjustments, and 2 million shares of our common stock (the "Transaction"). WBA’s operations in China, Italy, and Germany are not part of this transaction. We expect to fund the cash purchase price through a combination of cash on hand and new debt financing and have obtained $3.025 billion in bridge financing commitments in connection with the Transaction (the “Transaction”). The Transaction is subject to the satisfaction of customary closing conditions, including receipt of applicable regulatory approvals.

In connection with the closing of the Transaction, we and WBA have agreed to a three-year extension (through 2029) of our existing pharmaceutical distribution agreement with WBA and the arrangement pursuant to which we have access to generic drugs and related pharmaceutical products through Walgreens Boots Alliance Development GmbH, as well as a distribution agreement pursuant to which we will supply branded and generic pharmaceutical products to WBA’s Boots UK Ltd. (through 2031) following closing. In January 2021, we also entered into an agreement with WBA to explore a series of strategic initiatives designed to create incremental growth and efficiencies in sourcing, logistics, and distribution.

See Part II. Other Information-Item 1A. Risk Factors on page 30 of this Quarterly Report on Form 10-Q for additional risk factors related to our strategic transactions with WBA.

Executive Summary

    This executive summary provides highlights from the results of operations that follow:

•Revenue increased by 9.7% from the prior year quarter primarily due to the revenue growth in our Pharmaceutical Distribution Services segment. The Pharmaceutical Distribution Services segment grew its revenue 9.7% from the prior year quarter primarily due to increased sales of specialty products (which generally have higher selling prices), including COVID-19 treatments, the organic growth of some of its largest customers, and overall market growth principally driven by unit volume growth;

•Total gross profit increased 18.0%, or $221.0 million, from the prior year quarter. Gross profit was favorably impacted by the 16.5% increase in gross profit in Pharmaceutical Distribution Services, a last-in, first-out ("LIFO") credit in the current year quarter in comparison to a LIFO expense in the prior year quarter, and a 10.3% increase in gross profit in Other. Pharmaceutical Distribution Services' gross profit increased from the prior year quarter primarily due to revenue growth, including an increase in specialty product sales. Gross profit in Other increased from the prior year quarter primarily due to the revenue growth at World Courier and MWI;

•Distribution, selling, and administrative expenses increased 7.2% compared to the prior year quarter primarily due to an increase in operating costs to support our revenue growth. Total operating expenses decreased by 6.5%, or $62.8 million, from the prior year quarter primarily due to the $138.0 million impairment of PharMEDium assets recorded in the prior year quarter;

•Operating income increased by 107.7%, or $283.8 million, from the prior year quarter due to the increase in total gross profit and the decline in total operating expenses; and

•Our effective tax rates were 28.3% and 18.7% for the three months ended December 31, 2020 and 2019, respectively. The effective tax rate in the three months ended December 31, 2020 was higher than the U.S. statutory rate primarily due to U.S. state income taxes, as well as a discrete tax expense associated with our Swiss deferred tax asset (see Note 3 of the Notes to Consolidated Financial Statements), offset in part by discrete tax benefits resulting from the permanent shutdown of PharMEDium. The effective tax rate in the three months ended December 31, 2019 was lower than the U.S. statutory rate due to a higher mix of foreign earnings at lower tax rates in Switzerland and Ireland since U.S. earnings were lower principally due to the $138.0 million impairment of PharMEDium assets.

Results of Operations

Revenue

	Three months ended December 31,
(dollars in thousands)	2020	2019	Change
Pharmaceutical Distribution Services	$50,492,510	$46,036,828	9.7%
Other:
MWI Animal Health	1,120,557	1,028,318	9.0%
Global Commercialization Services	931,717	818,666	13.8%
Total Other	2,052,274	1,846,984	11.1%
Intersegment eliminations	(28,228)	(19,070)
Revenue	$52,516,556	$47,864,742	9.7%

    We expect our revenue growth percentage to be in the high single digits in fiscal 2021. Our future revenue growth will continue to be affected by various factors, such as industry growth trends, including drug utilization, the introduction of new, innovative brand therapies, the likely increase in the number of generic drugs and biosimilars that will be available over the next few years as a result of the expiration of certain drug patents held by brand-name pharmaceutical manufacturers and the rate of conversion from brand products to those generic drugs and biosimilars, price inflation and price deflation, general economic conditions in the United States, competition within the industry, customer consolidation, changes in pharmaceutical manufacturer pricing and distribution policies and practices, increased downward pressure on government and other third-party reimbursement rates to our customers, changes in government rules and regulations, and the impact of the COVID-19 pandemic.

    Revenue increased by 9.7% from the prior year quarter primarily due to the revenue growth in our Pharmaceutical Distribution Services segment.

    The Pharmaceutical Distribution Services segment grew its revenue by 9.7%, or $4.5 billion, from the prior year quarter primarily due to increased sales of specialty products (which generally have higher selling prices), including COVID-19 treatments, the organic growth of some of its largest customers, and overall market growth principally driven by unit volume growth.

More specifically, the increase in the Pharmaceutical Distribution Services segment revenue was largely attributable to the following (in billions):

Increased sales to Walgreens, our largest customer	$0.6
Increased sales to specialty physician practices	$0.5
Increased sales to other customers, including COVID-19 treatments	$3.4

    Revenue in Other increased 11.1%, or $205.3 million, from the prior year quarter due to growth at all three operating segments: MWI, ABCS, and World Courier.

    A number of our contracts with customers, including group purchasing organizations, are typically subject to expiration each year. We may lose a significant customer if an existing contract with such customer expires without being extended, renewed, or replaced. During the three months ended December 31, 2020, no significant contracts expired. Over the next twelve months, there are no significant contracts scheduled to expire. Additionally, from time to time, significant contracts may be terminated in accordance with their terms or extended, renewed, or replaced prior to their expiration dates. If those contracts are extended, renewed, or replaced at less favorable terms, they may also negatively impact our revenue, results of operations, and cash flows.

Gross Profit

	Three months ended December 31,
(dollars in thousands)	2020	2019	Change
Pharmaceutical Distribution Services	$1,039,913	$892,913	16.5%
Other	387,389	351,132	10.3%
Intersegment eliminations	(799)	(907)
Gain from antitrust litigation settlements	—	8,492
LIFO credit (expense)	25,727	(13,281)
PharMEDium remediation costs	—	(7,135)
Gross profit	$1,452,230	$1,231,214	18.0%

    Gross profit increased 18.0%, or $221.0 million, from the prior year quarter. Gross profit was favorably impacted by the increase in gross profit in Pharmaceutical Distribution Services, a LIFO credit in the current year quarter in comparison to a LIFO expense in the prior year quarter, and an increase in gross profit in Other.

    Pharmaceutical Distribution Services' gross profit increased 16.5%, or $147.0 million, from the prior year quarter primarily due to revenue growth, including an increase in specialty product sales. As a percentage of revenue, Pharmaceutical Distribution Services' gross profit margin was 2.06% in the current year quarter, a 12-basis point increase from the prior year quarter primarily due to an increase in specialty product sales.

    Gross profit in Other increased 10.3%, or $36.3 million, from the prior year quarter primarily due to growth at World Courier and MWI. As a percentage of revenue, gross profit margin in Other of 18.88% in the current year quarter decreased from 19.01% in the prior year quarter.

We recognized no gains from antitrust litigation settlements with pharmaceutical manufacturers in the three months ended December 31, 2020. We recognized $8.5 million of gains from antitrust litigation settlements during the three months ended December 31, 2019. The gains were recorded as reductions to Cost of Goods Sold (see Note 10 of the Notes to Consolidated Financial Statements).

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

Operating Expenses

	Three months ended December 31,
(dollars in thousands)	2020	2019	Change
Distribution, selling, and administrative	$735,068	$685,953	7.2%
Depreciation and amortization	99,553	104,515	(4.7)%
Employee severance, litigation, and other	70,381	39,309
Impairment of PharMEDium assets	—	138,000
Total operating expenses	$905,002	$967,777	(6.5)%

    Distribution, selling, and administrative expenses increased 7.2%, or $49.1 million, compared to the prior year quarter primarily due to an increase in operating costs to support our revenue growth. As a percentage of revenue, distribution, selling, and administrative expenses were 1.40% in the current year quarter, a 3-basis point decline compared to the prior year quarter.

    Depreciation expense increased 6.8% from the prior year quarter primarily due to an increase in capital projects being depreciated. Amortization expense decreased 27.4% from the prior year quarter primarily due to the fiscal 2020 impairments of PharMEDium intangible assets.

    Employee severance, litigation, and other in the three months ended December 31, 2020 included $32.1 million of litigation costs related to legal fees in connection with opioid lawsuits and investigations, $18.9 million of acquisition-related deal and integration costs primarily related to costs associated with the announced acquisition of a majority of WBA's Alliance Healthcare businesses (see Note 13 of the Notes to Consolidated Financial Statements), $12.4 million related to our business transformation efforts, and $7.0 million of other restructuring initiatives. Employee severance, litigation, and other in the three months ended December 31, 2019 included $24.7 million of litigation costs related to legal fees in connection with opioid lawsuits and investigations, $8.5 million related to our business transformation efforts, $4.9 million of other restructuring initiatives, $0.8 million of severance costs, and $0.5 million of acquisition-related deal and integration costs.

Operating Income

	Three months ended December 31,
(dollars in thousands)	2020	2019	Change
Pharmaceutical Distribution Services	$496,067	$391,694	26.6%
Other	121,647	104,479	16.4%
Intersegment eliminations	(798)	(907)
Total segment operating income	616,916	495,266	24.6%

Gain from antitrust litigation settlements	—	8,492
LIFO credit (expense)	25,727	(13,281)
PharMEDium remediation costs	—	(16,165)
Acquisition-related intangibles amortization	(25,034)	(33,566)
Employee severance, litigation, and other	(70,381)	(39,309)
Impairment of PharMEDium assets	—	(138,000)
Operating income	$547,228	$263,437	107.7%

    Segment operating income is evaluated before gain from antitrust litigation settlements; LIFO credit (expense); PharMEDium remediation costs; acquisition-related intangibles amortization; employee severance, litigation, and other; and impairment of PharMEDium assets.

    Pharmaceutical Distribution Services' operating income increased 26.6%, or $104.4 million, from the prior year quarter primarily due to the increase in gross profit, as noted above, and was offset in part by an increase in operating expenses. As a percentage of revenue, Pharmaceutical Distribution Services' operating income margin was 0.98% in the quarter ended December 31, 2020 and represented an increase of 13 basis points compared to the prior year quarter primarily due to the increase in specialty product sales.

    Operating income in Other increased 16.4%, or $17.2 million, from the period quarter due to the increase in gross profit, as noted above, and was offset in part by an increase in operating expenses.

    Interest expense, net and the respective weighted average interest rates in the three months ended December 31, 2020 and 2019 were as follows:

	2020		2019
(dollars in thousands)	Amount	Weighted Average Interest Rate	Amount	Weighted Average Interest Rate
Interest expense	$34,578	3.32%	$41,602	3.60%
Interest income	(964)	0.10%	(10,595)	1.38%
Interest expense, net	$33,614		$31,007

    Interest expense, net increased 8.4%, or $2.6 million, from the prior year quarter due to a decline in interest income primarily resulting from a decline in investment interest rates. The decrease in interest income was offset in part by the decrease in interest expense, which was driven primarily by lower interest rates and the repayment of our $400 million term loan upon maturity in October 2020.

    Our effective tax rates were 28.3% and 18.7% for the three months ended December 31, 2020 and 2019, respectively. The effective tax rate in the three months ended December 31, 2020 was higher than the U.S. statutory rate primarily due to U.S. state income taxes, as well as a discrete tax expense associated with our Swiss deferred tax asset (see Note 3 of the Notes to Consolidated Financial Statements), offset in part by discrete tax benefits resulting from the permanent shutdown of PharMEDium. The effective tax rate in the three months ended December 31, 2019 was lower than the U.S. statutory rate due to a higher mix of foreign earnings at lower tax rates in Switzerland and Ireland since U.S. earnings were lower principally due to the $138.0 million impairment of PharMEDium's assets.

Liquidity and Capital Resources

    The following table illustrates our debt structure as of December 31, 2020, including availability under the multi-currency revolving credit facility, the receivables securitization facility, the revolving credit note, and the overdraft facility:

(in thousands)	Outstanding Balance	Additional Availability
Fixed-Rate Debt:
$500,000, 3.40% senior notes due 2024	$498,355	$—
$500,000, 3.25% senior notes due 2025	497,160	—
$750,000, 3.45% senior notes due 2027	744,150	—
$500,000, 2.80% senior notes due 2030	494,198	—
$500,000, 4.25% senior notes due 2045	494,784	—
$500,000, 4.30% senior notes due 2047	492,822	—
Nonrecourse debt	41,203	—
Total fixed-rate debt	3,262,672	—

Variable-Rate Debt:
Revolving credit note	—	75,000
Overdraft facility due 2021 (£30,000)	—	40,995
Receivables securitization facility due 2022	350,000	1,100,000
Multi-currency revolving credit facility due 2024	—	1,400,000
Nonrecourse debt	87,440	—
Total variable-rate debt	437,440	2,615,995
Total debt	$3,700,112	$2,615,995

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

    Our primary ongoing cash requirements will be to finance working capital, fund the repayment of debt, fund the payment of interest on debt, fund purchases of our common stock, fund the payment of dividends, finance acquisitions, and fund capital expenditures and routine growth and expansion through new business opportunities. We intend to finance the acquisition of Alliance Healthcare using a combination of cash, a bank term loan, and the issuance of senior notes (see Note 13 of the Notes to Consolidated Financial Statements). Future cash flows from operations and borrowings are expected to be sufficient to fund our ongoing cash requirements, including the opioid litigation payments that are expected to be made over 18 years (see below).

    As discussed in Note 9 of the Notes to Consolidated Financial Statements, in the fourth quarter of fiscal 2020, with regard to litigation relating to the distribution of prescription opioid pain medications, we recorded a $6.6 billion liability ($5.5 billion, net of income tax benefit). We are in advanced discussions, which are ongoing, to reach a global settlement of the Multidistrict Litigation and related state-court litigation brought by certain state and local governmental entities in which our payment would be over 18 years to resolve cases currently filed and that could be filed by states, counties, municipalities, and other government entities. A portion of this amount relating to plaintiff attorney fees would be payable over a shorter time period. The aforementioned litigation liability has not and is not expected to have an impact on our compliance with our debt covenants or our ability to pay dividends.

    As of December 31, 2020 and September 30, 2020, our cash and cash equivalents held by foreign subsidiaries were $1,090.6 million and $675.9 million, respectively, and are generally based in U.S. dollar denominated holdings. We have the ability to repatriate the majority of our cash and cash equivalents held by our foreign subsidiaries without incurring significant additional taxes upon repatriation.

    We have increased seasonal needs related to our inventory build during the December and March quarters that, depending on our cash balance, may require the use of our credit facilities to fund short-term capital needs. Our cash balance in the three months ended December 31, 2020 was not supplemented by intra-period credit facility borrowings to cover short-term working capital needs. Our cash balance in the three months ended December 31, 2019 was supplemented by intra-period credit facility borrowings to cover short-term working capital needs. The largest amount of intra-period borrowings under our revolving and securitization credit facilities that was outstanding at any one time during the three months ended December 31, 2019 was $39.6 million. We had $21.5 million of cumulative intra-period borrowings that were repaid under our credit facilities during the three months ended December 31, 2019.

    We have a $1.4 billion multi-currency senior unsecured revolving credit facility ("Multi-Currency Revolving Credit Facility"), which is scheduled to expire in September 2024, with a syndicate of lenders. Interest on borrowings under the Multi-Currency Revolving Credit Facility accrues at specified rates based on our debt rating and ranges from 70 basis points to 112.5 basis points over CDOR/LIBOR/EURIBOR/Bankers Acceptance Stamping Fee, as applicable (91 basis points over CDOR/LIBOR/EURIBOR/Bankers Acceptance Stamping Fee as of December 31, 2020) and from 0 basis points to 12.5 basis points over the alternate base rate and Canadian prime rate, as applicable. We pay facility fees to maintain the availability under the Multi-Currency Revolving Credit Facility at specified rates based on our debt rating, ranging from 5 basis points to 12.5 basis points, annually, of the total commitment (9 basis points as of December 31, 2020). We may choose to repay or reduce our commitments under the Multi-Currency Revolving Credit Facility at any time. The Multi-Currency Revolving Credit Facility contains covenants, including compliance with a financial leverage ratio test, as well as others that impose limitations on, among other things, indebtedness of subsidiaries and asset sales, with which we were compliant as of December 31, 2020.

    We have a commercial paper program whereby we may from time to time issue short-term promissory notes in an aggregate amount of up to $1.4 billion at any one time. Amounts available under the program may be borrowed, repaid, and re-borrowed from time to time. The maturities on the notes will vary, but may not exceed 365 days from the date of issuance. The notes will bear interest, if interest bearing, or will be sold at a discount from their face amounts. The commercial paper program does not increase our borrowing capacity as it is fully backed by our Multi-Currency Revolving Credit Facility. There were no borrowings outstanding under our commercial paper program as of December 31, 2020.

    We have a $1,450 million receivables securitization facility ("Receivables Securitization Facility"), which is scheduled to expire in September 2022. We have available to us an accordion feature whereby the commitment on the Receivables Securitization Facility may be increased by up to $250 million, subject to lender approval, for seasonal needs during the December and March quarters. Interest rates are based on prevailing market rates for short-term commercial paper or LIBOR plus a program fee. We pay a customary unused fee at prevailing market rates, annually, to maintain the availability under the Receivables Securitization Facility. The Receivables Securitization Facility contains similar covenants to the Multi-Currency Revolving Credit Facility, with which we were compliant as of December 31, 2020.

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
Our $400 million Term Loan matured and was repaid in October 2020.

    Nonrecourse debt is comprised of short-term and long-term debt belonging to the Brazil subsidiaries and is repaid solely from the Brazil subsidiaries' cash flows and such debt agreements provide that the repayment of the loans (and interest thereon) is secured solely by the capital stock, physical assets, contracts, and cash flows of the Brazil subsidiaries.

    In October 2018, our board of directors authorized a share repurchase program allowing us to purchase up to $1.0 billion of outstanding shares of our common stock, subject to market conditions. During the three months ended December 31, 2020, we purchased $55.5 million of our common stock to complete our authorization under this program.

In May 2020, our board of directors authorized a share repurchase program allowing us to purchase up to $500 million of our outstanding shares of common stock, subject to market conditions. During the three months ended December 31, 2020, we purchased $6.4 million of our common stock, which included $5.8 million of December 2020 purchases that cash settled in January 2021. As of December 31, 2020, we had $493.6 million of availability remaining under this program.

    We have market risk exposure to interest rate fluctuations relating to our debt. We manage interest rate risk by using a combination of fixed-rate and variable-rate debt. The amount of variable-rate debt fluctuates during the year based on our working capital requirements. We had $437.4 million of variable-rate debt outstanding as of December 31, 2020. We periodically evaluate financial instruments to manage our exposure to fixed and variable interest rates. However, there are no assurances that such instruments will be available in the combinations we want and/or on terms acceptable to us. There were no such financial instruments in effect as of December 31, 2020.

    We also have market risk exposure to interest rate fluctuations relating to our cash and cash equivalents. We had $4,890.9 million in cash and cash equivalents as of December 31, 2020. The unfavorable impact of a hypothetical decrease in interest rates on cash and cash equivalents would be partially offset by the favorable impact of such a decrease on variable-rate debt. For every $100 million of cash invested that is in excess of variable-rate debt, a 10-basis point decrease in interest rates would increase our annual net interest expense by $0.1 million.

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

The following is a summary of our contractual obligations for future principal and interest payments on our debt, minimum rental payments on our noncancellable operating leases, and minimum payments on our other commitments as of December 31, 2020:

Payments Due by Period (in thousands)	Debt, Including Interest Payments	Operating Leases	Other Commitments	Total
Within 1 year	$176,814	$121,243	$87,050	$385,107
1-3 years	643,752	219,797	96,282	959,831
4-5 years	1,206,436	181,867	84,765	1,473,068
After 5 years	3,254,234	365,606	58,251	3,678,091
Total	$5,281,236	$888,513	$326,348	$6,496,097

    The 2017 Tax Act requires a one-time transition tax to be recognized on historical foreign earnings and profits. We expect to pay $182.6 million, net of overpayments and tax credits, related to the transition tax as of December 31, 2020, which is payable in installments over a six-year period commencing in January 2021. The transition tax commitment is included in "Other Commitments" in the above table.

    Our liability for uncertain tax positions was $501.2 million (including interest and penalties) as of December 31, 2020. This liability represents an estimate of tax positions that we have taken in our tax returns which may ultimately not be sustained upon examination by taxing authorities. Since the amount and timing of any future cash settlements cannot be predicted with reasonable certainty, the estimated liability has been excluded from the above contractual obligations table.

    During the three months ended December 31, 2020, our operating activities provided cash of $903.1 million in comparison to $142.8 million in the prior year period. Cash provided by operations during the three months ended December 31, 2020 was principally the result of an increase in accounts payable of $1,721.5 million, net income of $378.7 million, and non-cash items of $234.7 million, offset in part by increases in accounts receivable of $906.5 million and inventories of $545.5 million. The increase in accounts payable was primarily driven by the increase in our inventories and the timing of scheduled payments to suppliers. The increase in accounts receivable was the result of increased sales and the timing of payments from our customers, and the increase in inventories reflects the increase in business volume and, consistent with prior years, due to seasonal needs.

    During the three months ended December 31, 2019, our operating activities provided cash of $142.8 million. Cash provided by operations during the three months ended December 31, 2019 was principally the result of an increase in accounts payable of $787.0 million, non-cash items of $341.0 million, and net income of $186.6 million, offset in part by increases in inventories of $631.0 million and accounts receivable of $307.2 million. The increase in accounts payable was primarily driven by the increase in inventories and the timing of scheduled payments to suppliers. The non-cash items were comprised primarily of a $138.0 million impairment of PharMEDium's long-lived assets. The increase in our inventories reflects the increase in business volume and, consistent with prior years, due to seasonal needs. The increase in accounts receivable was the result of our revenue growth and the timing of payments from our customers.

    We use days sales outstanding, days inventory on hand, and days payable outstanding to evaluate our working capital performance. The below financial metrics are calculated based upon a quarterly average and can be impacted by the timing of cash receipts and disbursements, which can vary significantly depending upon the day of the week on which the month ends.

	Three months ended December 31,
	2020	2019
Days sales outstanding	25.3	24.3
Days inventory on hand	27.6	27.8
Days payable outstanding	56.8	56.3

    Our cash flows from operating activities can vary significantly from period to period based upon fluctuations in our period-end working capital account balances. Additionally, any changes to payment terms with a significant customer or manufacturer supplier could have a material impact to our cash flows from operations. Operating cash flows during the three months ended December 31, 2020 included $44.7 million of interest payments and $98.2 million of income tax refunds, net of payments. Operating cash flows during the three months ended December 31, 2019 included $49.4 million of interest payments and $28.4 million of income tax payments, net of refunds.

    Capital expenditures in the three months ended December 31, 2020 and 2019 were $65.4 million and $67.3 million, respectively. Significant capital expenditures in the three months ended December 31, 2020 and 2019 included costs associated with facility expansions, various technology initiatives, including costs related to enhancing and upgrading our primary information technology operating systems. We currently expect to invest approximately $400 million for capital expenditures during fiscal 2021.

    Net cash used in financing activities in the three months ended December 31, 2020 principally resulted from $91.1 million in cash dividends paid on our common stock and $56.2 million in purchases of our common stock, and was offset in part by $58.2 million of exercises of stock options. Net cash used in financing activities in the three months ended December 31, 2019 principally resulted from $135.1 million in purchases of our common stock and $83.1 million in cash dividends paid on our common stock.

In November 2020, our board of directors increased the quarterly dividend paid on common stock by 5% from $0.42 per share to $0.44 per share. We anticipate that we will continue to pay quarterly cash dividends in the future. However, the payment and amount of future dividends remains within the discretion of our board of directors and will depend upon future earnings, financial condition, capital requirements, and other factors.

Cautionary Note Regarding Forward-Looking Statements

    Certain of the statements contained in this Management's Discussion and Analysis of Financial Condition and Results of Operations and elsewhere in this report are "forward-looking statements" within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. Words such as "expect," "likely," "outlook," "forecast," "would," "could," "should," "can," "project," "intend," "plan," "continue," "sustain," "synergy," "on track," "believe," "seek," "estimate," "anticipate," "may," "possible," "assume," variations of such words, and similar expressions are intended to identify such forward-looking statements. These statements are based on management's current expectations and are subject to uncertainty and changes in circumstances and speak only as of the date hereof. These statements are not guarantees of future performance and are based on assumptions and estimates that could prove incorrect or could cause actual results to vary materially from those indicated. Among the factors that could cause actual results to differ materially from those projected, anticipated, or implied are the following: unfavorable trends in brand and generic pharmaceutical pricing, including in rate or frequency of price inflation or deflation; competition and industry consolidation of both customers and suppliers resulting in increasing pressure to reduce prices for our products and services; changes in the United States healthcare and regulatory environment, including changes that could impact prescription drug reimbursement under Medicare and Medicaid; increasing governmental regulations regarding the pharmaceutical supply channel; declining reimbursement rates for pharmaceuticals; continued federal and state government enforcement initiatives to detect and prevent suspicious orders of controlled substances and the diversion of controlled substances; continued prosecution or suit by federal, state and other governmental entities of alleged violations of laws and regulations regarding controlled substances, including due to failure to achieve a global resolution of the multi-district opioid litigation and other related state court litigation, and any related disputes, including shareholder derivative lawsuits; increased federal scrutiny and litigation, including qui tam litigation, for alleged violations of laws and regulations governing the marketing, sale, purchase and/or dispensing of pharmaceutical products or services, and associated reserves and costs; failure to comply with the Corporate Integrity Agreement; material adverse resolution of pending legal proceedings; the retention of key customer or supplier relationships under less favorable economics or the adverse resolution of any contract or other dispute with customers or suppliers; changes to customer or supplier payment terms, including as a result of the COVID-19 impact on such payment terms; the Company’s ability to consummate the proposed acquisition of WBA's Alliance Healthcare businesses and related strategic transactions; the regulatory approvals required for the proposed acquisition and related strategic transactions not being obtained on the terms expected or on the anticipated schedule or at all; the integration of the Alliance Healthcare businesses into the Company being more difficult, time consuming or costly than expected; the Company’s or Alliance Healthcare’s failure to achieve expected or targeted future financial and operating performance and results; the effects of disruption from the proposed acquisition and related strategic transactions on the respective businesses of the Company and Alliance Healthcare and the fact that the announcement or pendency of the proposed acquisition and related strategic transactions may make it more difficult to establish or maintain relationships with employees, suppliers and other business partners; the acquisition of businesses, including the proposed acquisition of the Alliance Healthcare businesses and related strategic transactions, that do not perform as expected, or that are difficult to integrate or control, or the inability to capture all of the anticipated synergies related thereto or to capture the anticipated synergies within the expected time period; risks associated with the strategic, long-term relationship between WBA and the Company, including with respect to the pharmaceutical distribution agreement and/or the global generic purchasing services arrangement; managing foreign expansion, including non-compliance with the U.S. Foreign Corrupt Practices Act, anti-bribery laws, economic sanctions and import laws and regulations; financial market volatility and disruption; changes in tax laws or legislative initiatives that could adversely affect the Company's tax positions and/or the Company's tax liabilities or adverse resolution of challenges to the Company's tax positions; substantial defaults in payment, material reduction in purchases by or the loss, bankruptcy or insolvency of a major customer, including as a result of COVID-19; the loss, bankruptcy or insolvency of a major supplier, including as a result of COVID-19; financial and other impacts of COVID-19 on our operations or business continuity; changes to the customer or supplier mix; malfunction, failure or breach of sophisticated information systems to operate as designed; risks generally associated with data privacy regulation and the international transfer of personal data; natural disasters or other unexpected events that affect the Company’s operations; the impairment of goodwill or other intangible assets (including any additional impairments with respect to foreign operations), resulting in a charge to earnings; the Company's ability to manage and complete divestitures; the disruption of the Company's cash flow and ability to return value to its stockholders in accordance with its past practices; interest rate and foreign currency exchange rate fluctuations; declining economic conditions in the United States and abroad; and other economic, business, competitive, legal, tax, regulatory and/or operational factors affecting the Company's business generally. Certain additional factors that management believes could cause actual outcomes and results to differ materially from those described in forward-looking statements are set forth (i) elsewhere in this report (including in Item 1A (Risk Factors)), (ii) in Item 1A (Risk Factors), in the Company’s Annual Report on Form 10-K for the fiscal year ended September 30, 2020 and elsewhere in that report and (iii) in other reports filed by the Company pursuant to the Securities Exchange Act. The Company undertakes no obligation to publicly update or revise any forward-looking statements, except as required by the federal securities laws.

ITEM 3.  Quantitative and Qualitative Disclosures About Market Risk

    The Company’s most significant market risks are the effects of changing interest rates, foreign currency risk, and changes in the price and volatility of the Company’s common stock.  See the discussion under "Liquidity and Capital Resources" in Item 2 on page 24.

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

Changes in Internal Control over Financial Reporting

    During the first quarter of fiscal 2021, there was no change in AmerisourceBergen Corporation’s internal control over financial reporting identified in connection with the evaluation required by Rule 13a-15(d) and 15d-15(d) of the Exchange Act that occurred during the quarter ended December 31, 2020 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting, other than the replacement of one of our legacy General Ledger (GL) systems relating to certain of our business units onto our primary GL system and the implementation of a new financial planning and reporting tool. The implementation of the new systems was not in response to any identified deficiency or material weakness in our internal control over financial reporting. The system implementations were designed, in part, to enhance the overall system of internal control over financial reporting through further standardization of various business processes.

PART II.  OTHER INFORMATION

ITEM 1.  Legal Proceedings

    See Note 9 (Legal Matters and Contingencies) of the Notes to Consolidated Financial Statements set forth under Item 1 of Part I of this report for the Company’s current description of legal proceedings.

ITEM 1A.  Risk Factors

    Except as supplemented by the additional risk factors disclosed below, our significant business risks are described in Item 1A to Form 10-K for the fiscal year ended September 30, 2020 to which reference is made herein.

Risks Related to Our Strategic Transactions with Walgreens Boots Alliance, Inc. ("WBA")

We may not complete the strategic transactions with WBA within the time frame we anticipate, or at all.

In January 2021, we entered into several strategic agreements with WBA, including an agreement to acquire a majority of WBA's Alliance Healthcare businesses for approximately $6.5 billion, comprised of $6.275 billion in cash, subject to certain purchase price adjustments, and 2 million shares of our common stock, three-year extensions of our existing distribution agreement with WBA and our access to generic drugs and related pharmaceutical products through Walgreens Boots Alliance Development GmbH, and an agreement to explore a series of strategic initiatives with WBA designed to create incremental growth and efficiencies in sourcing, logistics and distribution.

The completion of our acquisition of the majority of WBA's Alliance Healthcare businesses is subject to a number of customary closing conditions, including receipt of applicable regulatory approvals. We previously announced that we expect to close the acquisition by September 30, 2021. Failure to satisfy all required closing conditions could delay the completion of the acquisition for a significant period of time or prevent it from occurring. Our ability to expand our strategic relationship with WBA to create incremental growth and efficiencies in sourcing, logistics and distribution is subject to the inherent uncertainty of exploring new strategic initiatives, so it may not be entered into within the time frame expected, or at all. A delay in completing the acquisition or expanding our strategic initiatives with WBA could cause us to realize some or all of the benefits later than we expect. Any such delay could result in additional costs or in other negative effects associated with uncertainty about our ability to complete the acquisition or expand our strategic initiatives with WBA in sourcing, logistics and distribution.

The combined business may underperform our expectations or may cause our financial results to differ from those expectations.

We believe that our acquisition of the majority of WBA's Alliance Healthcare businesses, as one of the largest pharmaceutical wholesalers in Europe, will extend our core wholesale, distribution and related solutions capabilities, enhance our existing global platform of manufacturer services, and further our ability to support global patient access to pharmaceutical products. However, our integration of the acquired Alliance Healthcare businesses may be more difficult, time consuming or costly than expected, especially with respect to initiatives related to enhancing and upgrading our information technology and security systems. We may also not be able to retain or integrate the Alliance Healthcare employees necessary to efficiently manage the combined company or we may suffer customer loss and business disruption. We may fail to achieve expected or targeted future financial and operating performance and results, and the combined company may fail to achieve expected benefits, synergies and operating efficiencies following the closing of the acquisition within the expected timeframes or at all.

The acquisition will expand our core wholesale and specialty distribution business from the US, Canada and Brazil to Europe and additional countries with the addition of Alliance Healthcare's wholesale and pre-wholesale business in 13 countries. These international operations may be adversely affected by laws and regulations reducing reimbursement rates for pharmaceuticals and/or medical treatments or services. In addition, we will encounter increased risks relating to compliance with domestic laws relating to foreign corrupt practices and foreign laws and regulations relating to labor and employment, pharmacy, licensing, tax, trade, intellectual property, privacy and data protection and other matters, and if we fail to comply with such laws and regulations, we could be subject to civil and criminal penalties.

ITEM 2.  Unregistered Sales of Equity Securities and Use of Proceeds

(c) Issuer Purchases of Equity Securities

    The following table sets forth the number of shares purchased, the average price paid per share, the total number of shares purchased as part of publicly announced programs, and the approximate dollar value of shares that may yet be purchased under the programs during each month in the first quarter ended December 31, 2020. See Note 6. Stockholders' Equity and Earnings per Share contained in "Notes to Condensed Consolidated Financial Statements" in Part I, Item 1 of this Quarterly Report on Form 10-Q for additional information.

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Programs	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Programs
October 1 to October 31	—	$—	—	$555,518,116
November 1 to November 30	241,262	$102.59	15,156	$554,003,182
December 1 to December 31	616,828	$97.99	616,690	$493,573,869
Total	858,090		631,846

ITEM 3.  Defaults Upon Senior Securities

None.

ITEM 4.  Mine Safety Disclosures

Not applicable.

ITEM 5.  Other Information

None.

ITEM 6.  Exhibits

    (a)         Exhibits:

Exhibit Number	Description

10.1	Form of 2020 Restricted Stock Unit Agreement to Employee under the AmerisourceBergen Corporation Omnibus Incentive Plan.

10.2
Amended and Restated Receivables Sale Agreement, dated as of October 16, 2020, among AmeriSource Receivables Financial Corporation, as buyer, and AmerisourceBergen Drug Corporation and ASD Specialty Healthcare, LLC, as originators (incorporated by reference to Exhibit 10.1 to the Registrant's Current Report on Form 8-K filed on October 19, 2020).

10.3
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

10.4
Second Amended and Restated Performance Undertaking Agreement, dated as of October 16, 2020, executed by AmerisourceBergen Corporation, as performance guarantor (incorporated by reference to Exhibit 10.3 to the Registrant's Current Report on Form 8-K filed on October 19, 2020).

31.1	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer.

31.2	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer.

32	Section 1350 Certifications of Chief Executive Officer and Chief Financial Officer.

101	Financial statements from the Quarterly Report on Form 10-Q of AmerisourceBergen Corporation for the quarter ended December 31, 2020, formatted in Inline Extensible Business Reporting Language (iXBRL): (i) the Consolidated Balance Sheets, (ii) the Consolidated Statements of Operations, (iii) the Consolidated Statements of Comprehensive Income, (iv) the Consolidated Statements of Changes in Stockholders' Equity, (v) the Consolidated Statements of Cash Flows, and (vi) the Notes to Consolidated Financial Statements.

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).

SIGNATURES

    Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

AMERISOURCEBERGEN CORPORATION

February 4, 2021	/s/ Steven H. Collis
Steven H. Collis
Chairman, President & Chief Executive Officer

February 4, 2021	/s/ James F. Cleary
James F. Cleary
Executive Vice President & Chief Financial Officer