Form 10-Q
period 2021-03-31
AMERISOURCEBERGEN CORP
filed 2021-05-05
CIK 1140859

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE QUARTERLY PERIOD ENDED March 31, 2021
OR
☐         TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE TRANSITION PERIOD FROM ___________ TO___________
Commission file number 1-16671

AMERISOURCEBERGEN CORPORATION
(Exact name of registrant as specified in its charter)

Delaware			23-3079390
(State or other jurisdiction of			(I.R.S. Employer
incorporation or organization)			Identification No.)
1 West First Avenue	Conshohocken,	PA	19428-1800
(Address of principal executive offices)			(Zip Code)
 (610) 727-7000
(Registrant’s telephone number, including area code)

 Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of exchange on which registered
Common stock	ABC	New York Stock Exchange	(NYSE)

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

The number of shares of common stock of AmerisourceBergen Corporation outstanding as of April 30, 2021 was 205,410,717.

AMERISOURCEBERGEN CORPORATION

PART I. FINANCIAL INFORMATION
ITEM I. Financial Statements (Unaudited)

AMERISOURCEBERGEN CORPORATION AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

(in thousands, except share and per share data)	March 31, 2021	September 30, 2020
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$6,641,180	$4,597,746
Accounts receivable, less allowances for returns and credit losses: $1,318,643 as of March 31, 2021 and $1,417,308 as of September 30, 2020	14,134,326	13,846,301
Inventories	12,954,676	12,589,278
Right to recover assets	1,217,032	1,344,649
Income tax receivable	331,291	488,428
Prepaid expenses and other	190,644	189,300
Total current assets	35,469,149	33,055,702

Property and equipment, net	1,482,753	1,484,808
Goodwill	6,709,821	6,706,719
Other intangible assets	1,839,085	1,886,107
Deferred income taxes	302,554	361,640
Other assets	1,199,888	779,854

TOTAL ASSETS	$47,003,250	$44,274,830

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current liabilities:
Accounts payable	$31,420,390	$31,705,055
Accrued expenses and other	1,532,171	1,646,763
Short-term debt	43,885	501,259
Total current liabilities	32,996,446	33,853,077

Long-term debt	6,147,112	3,618,261
Accrued income taxes	273,031	284,845
Deferred income taxes	768,551	686,485
Accrued litigation liability	6,212,718	6,198,943
Other liabilities	708,174	472,855
Commitments and contingencies (Note 10)

Stockholders’ deficit:
Common stock, $0.01 par value - authorized, issued, and outstanding: 600,000,000 shares, 289,959,239 shares, and 205,326,154 shares as of March 31, 2021, respectively, and 600,000,000 shares, 287,790,479 shares, and 204,226,465 shares as of September 30, 2020, respectively	2,900	2,878
Additional paid-in capital	5,278,379	5,081,776
Retained earnings	1,124,976	518,335
Accumulated other comprehensive loss	(69,248)	(108,830)
Treasury stock, at cost: 84,633,085 shares as of March 31, 2021 and 83,564,014 shares as of September 30, 2020	(6,618,763)	(6,513,083)
Total AmerisourceBergen Corporation stockholders' deficit	(281,756)	(1,018,924)
Noncontrolling interests	178,974	179,288
Total deficit	(102,782)	(839,636)

TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIT	$47,003,250	$44,274,830
See notes to consolidated financial statements.

AMERISOURCEBERGEN CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Three months ended March 31,		Six months ended March 31,
(in thousands, except per share data)	2021	2020	2021	2020
Revenue	$49,154,171	$47,417,639	$101,670,727	$95,282,381
Cost of goods sold	47,620,790	46,029,532	98,685,116	92,663,060
Gross profit	1,533,381	1,388,107	2,985,611	2,619,321
Operating expenses:
Distribution, selling, and administrative	730,081	693,413	1,465,149	1,379,366
Depreciation	75,270	69,796	149,215	139,040
Amortization	25,527	23,999	51,135	59,270
Employee severance, litigation, and other	78,156	67,732	148,537	107,041
Impairment of PharMEDium assets	—	223,652	—	361,652
Operating income	624,347	309,515	1,171,575	572,952
Other loss (income), net	23,310	(1,109)	9,042	1,733
Interest expense, net	34,526	34,421	68,140	65,428
Income before income taxes	566,511	276,203	1,094,393	505,791
Income tax expense (benefit)	132,506	(694,908)	281,681	(651,888)
Net income	434,005	971,111	812,712	1,157,679
Net loss (income) attributable to noncontrolling interests	1,262	(10,834)	(2,600)	(9,762)
Net income attributable to AmerisourceBergen Corporation	$435,267	$960,277	$810,112	$1,147,917

Earnings per share:
Basic	$2.12	$4.68	$3.96	$5.58
Diluted	$2.10	$4.64	$3.91	$5.54

Weighted average common shares outstanding:
Basic	204,916	205,370	204,804	205,693
Diluted	207,315	207,062	207,063	207,293

Cash dividends declared per share of common stock	$0.44	$0.42	$0.88	$0.82
 See notes to consolidated financial statements.

AMERISOURCEBERGEN CORPORATION AND SUBSIDIARIES
 CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited)

	Three months ended March 31,		Six months ended March 31,
(in thousands)	2021	2020	2021	2020
Net income	$434,005	$971,111	$812,712	$1,157,679
Other comprehensive (loss) income
Foreign currency translation adjustments	(4,219)	(55,858)	39,939	(30,405)
Other	—	15	—	34
Total other comprehensive (loss) income	(4,219)	(55,843)	39,939	(30,371)
Total comprehensive income	429,786	915,268	852,651	1,127,308
Comprehensive loss (income) attributable to noncontrolling interests	6,700	(68)	(2,957)	(234)
Comprehensive income attributable to AmerisourceBergen Corporation	$436,486	$915,200	$849,694	$1,127,074
See notes to consolidated financial statements.

AMERISOURCEBERGEN CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
(Unaudited)

(in thousands, except per share data)	Common Stock	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Treasury Stock	Noncontrolling Interests	Total
December 31, 2020	$2,891	$5,187,669	$780,971	$(70,467)	$(6,598,286)	$185,674	$(511,548)
Net income (loss)	—	—	435,267	—	—	(1,262)	434,005
Other comprehensive income (loss)	—	—	—	1,219	—	(5,438)	(4,219)
Cash dividends, $0.44 per share	—	—	(91,262)	—	—	—	(91,262)
Exercises of stock options	8	72,102	—	—	—	—	72,110
Share-based compensation expense	—	18,793	—	—	—	—	18,793
Purchases of common stock	—	—	—	—	(20,196)	—	(20,196)
Employee tax withholdings related to restricted share vesting	—	—	—	—	(281)	—	(281)
Other	1	(185)	—	—	—	—	(184)
March 31, 2021	$2,900	$5,278,379	$1,124,976	$(69,248)	$(6,618,763)	$178,974	$(102,782)

(in thousands, except per share data)	Common Stock	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Treasury Stock	Noncontrolling Interests	Total
December 31, 2019	$2,860	$4,901,291	$4,375,181	$(87,731)	$(6,236,975)	$114,455	$3,069,081
Net income	—	—	960,277	—	—	10,834	971,111
Other comprehensive loss	—	—	—	(45,077)	—	(10,766)	(55,843)
Cash dividends, $0.42 per share	—	—	(87,453)	—	—	—	(87,453)
Exercises of stock options	8	56,636	—	—	—	—	56,644
Share-based compensation expense	—	14,389	—	—	—	—	14,389
Purchases of common stock	—	—	—	—	(262,620)	—	(262,620)
Employee tax withholdings related to restricted share vesting	—	—	—	—	11	—	11
Other	—	(207)	—	—	—	—	(207)
March 31, 2020	$2,868	$4,972,109	$5,248,005	$(132,808)	$(6,499,584)	$114,523	$3,705,113

AMERISOURCEBERGEN CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
(Unaudited)

(in thousands, except per share data)	Common Stock	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Treasury Stock	Noncontrolling Interests	Total
September 30, 2020	$2,878	$5,081,776	$518,335	$(108,830)	$(6,513,083)	$179,288	$(839,636)
Adoption of ASC 326, net of tax (Note 1)	—	—	(21,106)	—	—	(2,988)	(24,094)
Net income	—	—	810,112	—	—	2,600	812,712
Other comprehensive income	—	—	—	39,582	—	357	39,939
Cash dividends, $0.88 per share	—	—	(182,365)	—	—	—	(182,365)
Exercises of stock options	15	130,311	—	—	—	—	130,326
Share-based compensation expense	—	67,110	—	—	—	—	67,110
Purchases of common stock	—	—	—	—	(82,150)	—	(82,150)
Employee tax withholdings related to restricted share vesting	—	—	—	—	(23,530)	—	(23,530)
Other	7	(818)	—	—	—	(283)	(1,094)
March 31, 2021	$2,900	$5,278,379	$1,124,976	$(69,248)	$(6,618,763)	$178,974	$(102,782)

(in thousands, except per share data)	Common Stock	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Treasury Stock	Noncontrolling Interests	Total
September 30, 2019	$2,853	$4,850,142	$4,235,491	$(111,965)	$(6,097,604)	$114,289	$2,993,206
Adoption of ASC 842, net of tax	—	—	35,138	—	—	—	35,138
Net income	—	—	1,147,917	—	—	9,762	1,157,679
Other comprehensive loss	—	—	—	(20,843)	—	(9,528)	(30,371)
Cash dividends, $0.82 per share	—	—	(170,541)	—	—	—	(170,541)
Exercises of stock options	11	76,746	—	—	—	—	76,757
Share-based compensation expense	—	45,763	—	—	—	—	45,763
Purchases of common stock	—	—	—	—	(392,395)	—	(392,395)
Employee tax withholdings related to restricted share vesting	—	—	—	—	(9,585)	—	(9,585)
Other	4	(542)	—	—	—	—	(538)
March 31, 2020	$2,868	$4,972,109	$5,248,005	$(132,808)	$(6,499,584)	$114,523	$3,705,113

See notes to consolidated financial statements.

AMERISOURCEBERGEN CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Six months ended March 31,
(in thousands)	2021	2020
OPERATING ACTIVITIES
Net income	$812,712	$1,157,679
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation, including amounts charged to cost of goods sold	154,682	143,604
Amortization, including amounts charged to interest expense	54,683	66,564
Provision for credit losses	6,856	22,144
Provision (benefit) for deferred income taxes	141,601	(21,568)
Share-based compensation	67,110	45,763
LIFO (credit) expense	(46,645)	37,134
Impairment of PharMEDium assets	—	361,652
Other, net	36,872	(11,312)
Changes in operating assets and liabilities, excluding the effects of acquisitions:
Accounts receivable	(193,770)	(2,052,216)
Inventories	(314,294)	(152,359)
Income taxes receivable	157,136	(693,635)
Prepaid expenses and other assets	18,639	1,580
Accounts payable	(292,555)	2,395,847
Income taxes payable	(21,791)	(17,578)
Accrued expenses and other liabilities	(145,861)	(287,592)
Accrued litigation liability	13,775	—
NET CASH PROVIDED BY OPERATING ACTIVITIES	449,150	995,707
INVESTING ACTIVITIES
Capital expenditures	(151,612)	(144,382)
Cost of equity investments	(162,620)	(30,580)
Other, net	—	7,162
NET CASH USED IN INVESTING ACTIVITIES	(314,232)	(167,800)
FINANCING ACTIVITIES
Senior notes and other loan borrowings	2,585,538	46,396
Loan repayments	(523,717)	(46,146)
Borrowings under revolving and securitization credit facilities	39,083	87,954
Repayments under revolving and securitization credit facilities	(31,259)	(87,257)
Purchases of common stock	(82,150)	(407,152)
Exercises of stock options	130,326	76,757
Cash dividends on common stock	(182,365)	(170,541)
Tax withholdings related to restricted share vesting	(23,530)	(9,585)
Other	(3,410)	(589)
NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES	1,908,516	(510,163)
INCREASE IN CASH AND CASH EQUIVALENTS	2,043,434	317,744
Cash and cash equivalents at beginning of period	4,597,746	3,374,194
CASH AND CASH EQUIVALENTS AT END OF PERIOD	$6,641,180	$3,691,938
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

The accompanying unaudited consolidated financial statements have been prepared in conformity with U.S. generally accepted accounting principles ("GAAP") for interim financial information, the instructions to Form 10-Q, and Rule 10-01 of Regulation S-X. In the opinion of management, all adjustments (consisting only of normal recurring accruals, except as otherwise disclosed herein) considered necessary to present fairly the financial position as of March 31, 2021 and the results of operations and cash flows for the interim periods ended March 31, 2021 and 2020 have been included. Certain information and footnote disclosures normally included in financial statements presented in accordance with U.S. GAAP, but which are not required for interim reporting purposes, have been omitted. The accompanying unaudited consolidated financial statements should be read in conjunction with the financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the fiscal year ended September 30, 2020.

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

As of March 31, 2021, there were no other recently-issued accounting standards that may have a material impact on the Company’s financial position, results of operations, or cash flows upon their adoption.

Note 2.  Recent Developments

In January 2021, the Company entered into a share purchase agreement with Walgreens Boots Alliance, Inc. ("WBA") pursuant to which it will acquire a majority of WBA’s Alliance Healthcare businesses ("Alliance Healthcare") for approximately $6.5 billion, comprised of $6.275 billion in cash, subject to certain purchase price adjustments, and 2 million shares of the Company's common stock (the "Transaction"). WBA’s operations in China, Italy, and Germany are not part of this transaction. The Company will fund the cash purchase price through a combination of cash on hand and new debt financing. The Transaction is subject to the satisfaction of customary closing conditions, including receipt of applicable regulatory approvals.

In connection with the closing of the Transaction, the Company and WBA have agreed to a three-year extension (through 2029) of its existing pharmaceutical distribution agreement with WBA and the arrangement pursuant to which it has access to generic drugs and related pharmaceutical products through Walgreens Boots Alliance Development GmbH, as well as a distribution agreement pursuant to which it will supply branded and generic pharmaceutical products to WBA’s Boots UK Ltd. subsidiary (through 2031) following closing. In January 2021, the Company also entered into an agreement with WBA to explore a series of strategic initiatives designed to create incremental growth and efficiencies in sourcing, logistics, and distribution.

See Part II. Other Information-Item 1A. Risk Factors on page 35 of this Quarterly Report on Form 10-Q for additional risk factors related to our strategic transactions with WBA.

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

The following assets and liabilities of Profarma are included in the Company's Consolidated Balance Sheets:

(in thousands)	March 31, 2021	September 30, 2020
Cash and cash equivalents	$57,364	$96,983
Accounts receivables, net	137,170	120,486
Inventories	171,068	144,059
Prepaid expenses and other	64,055	52,885
Property and equipment, net	25,452	23,584
Goodwill	82,309	82,309
Other intangible assets	72,933	73,543
Other long-term assets	64,046	53,513
Total assets	$674,397	$647,362

Accounts payable	$211,694	$141,147
Accrued expenses and other	30,258	34,415
Short-term debt	32,078	98,399
Long-term debt	65,721	44,144
Deferred income taxes	37,712	38,854
Other long-term liabilities	51,545	43,413
Total liabilities	$429,008	$400,372

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

Other Information

    The Company files income tax returns in U.S. federal and state jurisdictions as well as various foreign jurisdictions. As of March 31, 2021, the Company had unrecognized tax benefits, defined as the aggregate tax effect of differences between tax return positions and the benefits recognized in the Company’s financial statements, of $505.8 million ($459.6 million, net of federal benefit). If recognized, $441.3 million of these tax benefits would have reduced income tax expense and the effective tax rate. Included in this amount is $21.4 million of interest and penalties, which the Company records in Income Tax Expense in the Company's Consolidated Statements of Operations. In the six months ended March 31, 2021, unrecognized tax benefits increased by $7.5 million. Over the next 12 months, it is reasonably possible that tax authority audit resolutions and the expiration of statutes of limitations could result in a reduction of unrecognized tax benefits of approximately $16.7 million.

    The Company's effective tax rates were 23.4% and 25.7% for the three and six months ended March 31, 2021, respectively. The Company's effective tax rates were (251.6)% and (128.9)% for the three and six months ended March 31, 2020, respectively. The effective tax rates for the three and six months ended March 31, 2021 were higher than the U.S. statutory rate primarily due to U.S. state income taxes. The Company's effective tax rate for the six months ended March 31, 2021 was also higher than the U.S. statutory rate due to discrete tax expense associated with the Swiss deferred tax asset, offset in part by discrete tax benefits resulting from the permanent shutdown of PharMEDium Healthcare Holdings, Inc. ("PharMEDium"). The effective tax rates for the three and six months ended March 31, 2020 were lower than the U.S. statutory rate due to the tax benefits associated with the worthless stock deduction in connection with the permanent shutdown of the PharMEDium compounding business and the Coronavirus Aid, Relief, and Economic Security Act (the provisions of which adjusted the net operating loss carryback rules and accelerated available refunds for alternative minimum tax credit carryforwards) and a higher mix of foreign earnings at lower tax rates in Switzerland and Ireland since U.S. earnings were lower principally due to the impairments of PharMEDium assets.

Note 5.  Goodwill and Other Intangible Assets

The following is a summary of the changes in the carrying value of goodwill, by reportable segment, for the six months ended March 31, 2021:

(in thousands)	Pharmaceutical Distribution Services	Other	Total
Goodwill as of September 30, 2020	$4,852,775	$1,853,944	$6,706,719
Foreign currency translation	—	3,102	3,102
Goodwill as of March 31, 2021	$4,852,775	$1,857,046	$6,709,821

    The following is a summary of other intangible assets:

	March 31, 2021				September 30, 2020
(in thousands)	Weighted Average Remaining Useful Life	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Indefinite-lived trade names		$685,440	$—	$685,440	$685,312	$—	$685,312
Finite-lived:
Customer relationships	13 years	1,675,462	(610,481)	1,064,981	1,671,888	(565,372)	1,106,516
Trade names and other	14 years	211,578	(122,914)	88,664	210,394	(116,115)	94,279
Total other intangible assets		$2,572,480	$(733,395)	$1,839,085	$2,567,594	$(681,487)	$1,886,107

    Amortization expense for finite-lived intangible assets was $25.5 million and $24.0 million in the three months ended March 31, 2021 and 2020, respectively. Amortization expense for finite-lived intangible assets was $51.1 million and $59.3 million in the six months ended March 31, 2021 and 2020, respectively. Amortization expense for finite-lived intangible assets is estimated to be $102.0 million in fiscal 2021, $100.7 million in fiscal 2022, $99.2 million in fiscal 2023, $97.6 million in fiscal 2024, $96.7 million in fiscal 2025, and $708.5 million thereafter.

Note 6.  Debt

Debt consisted of the following:

(in thousands)	March 31, 2021	September 30, 2020
Revolving credit note	$—	$—
Term loans due in October 2020	—	399,982
Receivables securitization facility due 2022	350,000	350,000
364-day revolving credit facility	—	—
Term loan due in February 2023	—	—
Overdraft facility due 2024 (£10,000)	7,860	—
Multi-currency revolving credit facility due 2024	—	—
$1,525,000, 0.737% senior notes due 2023	1,518,228	—
$500,000, 3.400% senior notes due 2024	498,478	498,232
$500,000, 3.250% senior notes due 2025	497,329	496,990
$750,000, 3.450% senior notes due 2027	744,361	743,940
$500,000, 2.800% senior notes due 2030	494,354	494,045
$1,000,000, 2.700% senior notes due 2031	990,447	—
$500,000, 4.250% senior notes due 2045	494,838	494,730
$500,000, 4.300% senior notes due 2047	492,888	492,755
Nonrecourse debt	102,214	148,846
Total debt	6,190,997	4,119,520
Less AmerisourceBergen Corporation current portion	7,860	399,982
Less nonrecourse current portion	36,025	101,277
Total, net of current portion	$6,147,112	$3,618,261

Multi-Currency Revolving Credit Facility

    The Company has a $1.4 billion multi-currency senior unsecured revolving credit facility ("Multi-Currency Revolving Credit Facility"), which is scheduled to expire in September 2024, with a syndicate of lenders. Interest on borrowings under the Multi-Currency Revolving Credit Facility accrues at specified rates based on the Company’s debt rating and ranges from 70 basis points to 112.5 basis points over CDOR/LIBOR/EURIBOR/Bankers Acceptance Stamping Fee, as applicable (91 basis points over CDOR/LIBOR/EURIBOR/Bankers Acceptance Stamping Fee as of March 31, 2021) and from 0 basis points to 12.5 basis points over the alternate base rate and Canadian prime rate, as applicable. The Company pays facility fees to maintain the availability under the Multi-Currency Revolving Credit Facility at specified rates based on its debt rating, ranging from 5 basis points to 12.5 basis points, annually, of the total commitment (9 basis points as of March 31, 2021). The Company may choose to repay or reduce its commitments under the Multi-Currency Revolving Credit Facility at any time. The Multi-Currency Revolving Credit Facility contains covenants, including compliance with a financial leverage ratio test, as well as others that impose limitations on, among other things, indebtedness of subsidiaries and asset sales, with which the Company was compliant as of March 31, 2021.

Commercial Paper Program

    The Company has a commercial paper program whereby it may from time to time issue short-term promissory notes in an aggregate amount of up to $1.4 billion at any one time. Amounts available under the program may be borrowed, repaid, and re-borrowed from time to time. The maturities on the notes will vary, but may not exceed 365 days from the date of issuance. The notes will bear interest, if interest bearing, or will be sold at a discount from their face amounts. The commercial paper program does not increase the Company’s borrowing capacity as it is fully backed by the Company’s Multi-Currency Revolving Credit Facility. There were no borrowings outstanding under the commercial paper program as of March 31, 2021.

Receivables Securitization Facility

    The Company has a $1,450 million receivables securitization facility ("Receivables Securitization Facility"), which is scheduled to expire in September 2022. The Company has available to it an accordion feature whereby the commitment on the Receivables Securitization Facility may be increased by up to $250 million, subject to lender approval, for seasonal needs during the December and March quarters. Interest rates are based on prevailing market rates for short-term commercial paper or LIBOR, plus a program fee. The Company pays a customary unused fee at prevailing market rates, annually, to maintain the availability under the Receivables Securitization Facility. The Receivables Securitization Facility contains similar covenants to the Multi-Currency Revolving Credit Facility, with which the Company was compliant as of March 31, 2021.

364-Day Revolving Credit Facility

In February 2021, the Company entered into an agreement pursuant to which it obtained a $1.0 billion senior secured revolving credit facility ("364-Day Revolving Credit Facility") with a syndicate of lenders, which is scheduled to expire 364 days after the closing of the acquisition of a majority of WBA's Alliance Healthcare businesses, the date on which borrowings under this facility are available to the Company. Interest on borrowings under the 364-Day Revolving Credit Facility accrues at specified rates based on the Company's debt rating and ranges from 83.5 basis points to 125 basis points over LIBOR and from 0 basis points to 25 basis points over the alternate base rate. The Company pays facility fees to maintain availability under the 364-Day Revolving Credit Facility at specified rates based on its debt rating, ranging from 4 basis points to 12.5 basis points, annually, of the total commitment. The Company may choose to repay or reduce its commitments under the 364-Day Revolving Credit Facility at any time. The 364-Day Revolving Credit Facility contains a feature whereby the Company has the option to convert to a term loan the outstanding borrowings under this facility. The 364-Day Revolving Credit Facility contains covenants, including compliance with a financial leverage ratio test, as well as others that impose limitations on, among other things, indebtedness of subsidiaries and asset sales, with which the Company was compliant as of March 31, 2021.

Revolving Credit Note and Overdraft Facility

    The Company has an uncommitted, unsecured line of credit available to it pursuant to a revolving credit note ("Revolving Credit Note"). The Revolving Credit Note provides the Company with the ability to request short-term unsecured revolving credit loans from time to time in a principal amount not to exceed $75 million. The Revolving Credit Note may be decreased or terminated by the bank or the Company at any time without prior notice. The Company also has an uncommitted U.K. overdraft facility ("Overdraft Facility") to fund short-term normal trading cycle fluctuations related to its MWI business. In February 2021, the Company extended the Overdraft Facility to February 2024 and reduced the borrowing capacity from £30 million to £10 million.
Term Loans
The $400 million October 2018 Term Loan matured and was repaid in October 2020.
In February 2021, the Company entered into a $1.0 billion variable-rate term loan (“February 2021 Term Loan”), which is available to be drawn on the closing date of the acquisition of a majority of WBA's Alliance Healthcare businesses. In April 2021, the Company reduced its commitment under the February 2021 Term Loan to $500 million. The February 2021 Term Loan matures two years from the date on which it is drawn. The February 2021 Term Loan bears interest at a rate equal either to a base rate plus a margin, or LIBOR, plus a margin. The margin is based on the public debt ratings of the Company and ranges from 87.5 basis points to 137.5 basis points over LIBOR and 0 basis points to 37.5 basis points over a base rate. The February 2021 Term Loan contains similar covenants to the Multi-Currency Revolving Credit Facility, with which the Company was compliant as of March 31, 2021. The Company expects to borrow $500 million under the February 2021 Term Loan to finance a portion of the acquisition of a majority of WBA's Alliance Healthcare businesses.
Senior Notes
In March 2021, the Company issued $1,525 million of 0.737% senior notes due March 15, 2023 (the "2023 Notes"). The 2023 Notes were sold at 100.00% of the principal amount. Interest on the 2023 Notes is payable semi-annually in arrears, commencing on September 15, 2021. In March 2021, the Company issued $1,000 million of 2.700% senior notes due March 15, 2031 (the "2031 Notes"). The 2031 Notes were sold at 99.79% of the principal amount and have an effective yield of 2.706%. Interest on the 2031 Notes is payable semi-annually in arrears, commencing on September 15, 2021. The 2023 Notes and 2031 Notes rank pari passu to the Company's other senior notes, the Multi-Currency Revolving Credit Facility, the Revolving Credit Note, the Overdraft Facility, and the 364-Day Revolving Credit Facility. The Company will use the proceeds from the 2023 Notes and the 2031 Notes to finance a portion of the acquisition of a majority of WBA's Alliance Healthcare businesses.

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

Note 7.  Stockholders’ Equity and Earnings per Share

In October 2018, the Company's board of directors authorized a share repurchase program allowing the Company to purchase up to $1.0 billion of its outstanding shares of common stock, subject to market conditions. During the six months ended March 31, 2021, the Company purchased 0.6 million shares of its common stock for a total of $55.5 million to complete its authorization under this program.

In May 2020, the Company's board of directors authorized a share repurchase program allowing the Company to purchase up to $500 million of its outstanding shares of common stock, subject to market conditions. During the six months ended March 31, 2021, the Company purchased 0.3 million shares of its common stock for a total of $26.6 million. As of March 31, 2021, the Company had $473.4 million of availability remaining under this program.

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

    The following illustrates the components of diluted weighted average shares outstanding for the periods indicated:

	Three months ended March 31,		Six months ended March 31,
(in thousands)	2021	2020	2021	2020
Weighted average common shares outstanding - basic	204,916	205,370	204,804	205,693
Dilutive effect of stock options and restricted stock units	2,399	1,692	2,259	1,600
Weighted average common shares outstanding - diluted	207,315	207,062	207,063	207,293

The potentially dilutive stock options and restricted stock units that were antidilutive for the three and six months ended March 31, 2021 were none and 0.2 million, respectively. The potentially dilutive stock options and restricted stock units that were antidilutive for the three and six months ended March 31, 2020 were 4.1 million and 4.2 million, respectively.

Note 8. Related Party Transactions

WBA owns more than 10% of the Company’s outstanding common stock and is, therefore, considered a related party. The Company operates under various agreements and arrangements with WBA, including a pharmaceutical distribution agreement pursuant to which the Company distributes pharmaceutical products to WBA and an agreement that provides the Company the ability to access favorable economic pricing and generic products through a generic purchasing services arrangement with Walgreens Boots Alliance Development GmbH. Both of these agreements expire in 2026. In connection with the closing of the announced acquisition by the Company of a majority of WBA's Alliance Healthcare businesses, the Company and WBA have agreed to extend the aforementioned agreements through 2029.

Revenue from the various agreements and arrangements with WBA was $15.7 billion and $32.4 billion in the three and six months ended March 31, 2021, respectively. Revenue from the various agreements and arrangements with WBA was $16.3 billion and $31.9 billion in the three and six months ended March 31, 2020, respectively. The Company’s receivable from WBA, net of incentives, was $6.5 billion and $6.6 billion as of March 31, 2021 and September 30, 2020, respectively.

Note 9. Employee Severance, Litigation, and Other

    The following illustrates the charges incurred by the Company relating to Employee Severance, Litigation, and Other for the periods indicated:

	Three months ended March 31,		Six months ended March 31,
(in thousands)	2021	2020	2021	2020
Employee severance	$—	$25,006	$—	$25,845
Litigation and opioid-related costs	41,988	30,815	74,050	55,481
Acquisition-related deal and integration costs	23,551	348	42,475	803
Business transformation efforts	10,642	9,034	23,084	17,494
Other restructuring initiatives	1,975	2,529	8,928	7,418
Total employee severance, litigation, and other	$78,156	$67,732	$148,537	$107,041

Employee severance in the three and six months ended March 31, 2020 included costs primarily related to position eliminations resulting from the Company's decision to permanently exit the PharMEDium compounding business.

Litigation and opioid-related costs in the three and six months ended March 31, 2021 and 2020 related to legal fees in connection with opioid lawsuits and investigations. The three and six months ended March 31, 2021 also included a $17.1 million accrual related to injunctive relief terms associated with the Company's Multidistrict Litigation opioid settlement discussions.

Acquisition-related deal and integration costs in the three and six months ended March 31, 2021 primarily related to the announced acquisition of a majority of WBA’s Alliance Healthcare businesses.

Business transformation efforts in the three and six ended March 31, 2021 and 2020 primarily related to costs associated with reorganizing the Company to further align the organization to its customers' needs. The majority of these costs related to services provided by third-party consultants, including certain technology initiatives.

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

In April 2018, the Court issued an order creating a litigation track, which includes dispositive motion practice, discovery, and trials in certain bellwether jurisdictions. In December 2018, the Court issued an order selecting two additional cases for a second bellwether discovery and trial track. In November 2019 and January 2020, the Court filed Suggestions of Remand with the Judicial Panel on Multidistrict Litigation that identified four cases filed against the Company, including the two additional bellwether cases, for potential transfer from the MDL back to federal courts in California, Oklahoma, and West Virginia for the completion of discovery, motion practice, and trial. All four cases have now been remanded to those federal district courts and discovery has commenced. The two consolidated cases in West Virginia commenced trial on May 3, 2021. No trial date has been established for the Oklahoma case, in which the plaintiff is the Cherokee Nation. On January 26, 2021, the California case was stayed as to the Company and several other defendants. As such, there is no applicable trial date for that case.

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

The Company is currently in advanced discussions with the Attorneys General of multiple states and various plaintiffs’ representatives in an effort to reach a global settlement of the MDL and related state-court litigation brought by certain state and local governmental entities, which would provide for payments by the three largest U.S. pharmaceutical distributors of $21.0 billion over 18 years. The Company’s payment would be $6.5 billion assuming all parties participate. A portion of this amount relating to plaintiff attorney fees would be payable over a shorter time period. The discussions also involve certain changes to the Company's anti-diversion programs. While a global settlement remains subject to contingencies that could impact whether the parties ultimately decide to move forward, the Company believes a global settlement is probable and its loss related thereto can be reasonably estimated. The Company recorded a charge of $6.6 billion in the fourth quarter of the fiscal year ended September 30, 2020 within Employee Severance, Litigation and Other in its Statement of Operations related to the global settlement as well as other opioid-related litigation. The Company recorded an additional $17.1 million accrual in the quarter ended March 31, 2021 for estimated costs associated with the injunctive relief terms of the potential framework that is part of the advanced discussions to reach a global settlement of the MDL and related state-court litigation. The Company currently estimates that $411.3 million will be paid prior to March 31, 2022, which is recorded in Accrued Expenses and Other on the Company’s Consolidated Balance Sheet. The remaining liability of $6.2 billion is recorded in Accrued Litigation Liability on the Company's Consolidated Balance Sheet. While the Company has accrued its estimated liability for this matter, it is unable to estimate the range of possible loss associated with these opioid litigation matters. Because loss contingencies are inherently unpredictable and unfavorable developments or resolutions can occur, the assessment is highly subjective and requires judgments about future events. The Company will regularly review these opioid litigation matters to determine whether its accrual is adequate. The amount of ultimate loss may differ materially from the $6.6 billion accrual. Until such time as a plaintiff participates in a global settlement or otherwise resolves its lawsuit, the Company will continue to litigate and prepare for trial in the cases pending in the MDL, those remanded from the MDL to federal district courts, as well as in state courts where lawsuits have been filed, and intends to continue to vigorously defend itself in all such cases. Since these matters are still developing, the Company is unable to predict the outcome, but the result of these lawsuits could include excessive monetary verdicts and/or injunctive relief that may affect the Company's operations. Further, any final settlement among parties may differ materially from the Company's advanced discussions related to global resolution of the MDL and related state-court litigation involving certain state and local governmental entities.

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

Notwithstanding the Company's accrual of $6.6 billion, several cases filed in various state courts have trial dates scheduled in 2021 and later, although all such dates are subject to change. A trial in New York state for cases brought by Nassau and Suffolk Counties and the New York Attorney General against a variety of defendants, including the Company, which is not part of the MDL, was delayed due to COVID-19. The court has set a new trial date of June 8, 2021. A trial in Ohio state court for a case brought by the Ohio Attorney General against ABDC and certain other pharmaceutical wholesale distributors is scheduled to begin on September 7, 2021. A trial in Washington state court for a case brought by the Washington Attorney General against ABDC and certain other pharmaceutical wholesale distributors has been postponed until September 7, 2021.

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

On October 11, 2019, Teamsters Local 443 Health Services & Insurance Plan, St. Paul Electrical Construction Pension Plan, St. Paul Electrical Construction Workers Supplemental Pension Plan (2014 Restatement), Retirement Medical Funding Plan for the St. Paul Electrical Workers, and San Antonio Fire & Police Pension Fund filed a complaint for a purported derivative action in the Delaware Court of Chancery against the Company and certain of its current and former officers and directors (collectively, "Defendants"). The complaint alleges that the Defendants breached their fiduciary duties by failing to oversee the compliance by certain of the Company's subsidiaries (including the Company's former subsidiary Medical Initiatives, Inc. ("MII")) with federal regulations, allegedly resulting in the payment of fines and penalties in connection with the settlements with the USAO-EDNY in fiscal 2017 and 2018 that resolved claims arising from MII's pre-filled syringe program. In December 2019, Defendants filed a motion to dismiss the complaint. After briefing and oral argument, on August 24, 2020 the Delaware Court of Chancery denied Defendants' motion to dismiss. On September 24, 2020, the Board of Directors of the Company established a Special Litigation Committee to conduct an investigation concerning the plaintiffs’ allegations. On October 28, 2020, the Special Litigation Committee filed a motion to stay the litigation pending completion of its investigation. On November 10, 2020, the Delaware Court of Chancery granted the Special Litigation Committee’s motion to stay the litigation until May 9, 2021.

On July 17, 2020, CCAR Investments, Inc. filed a complaint for a purported derivative action in the United States District Court for the District of Delaware against the Company and certain of its current and former officers and directors (“CCAR Defendants”). The complaint alleges claims for breach of fiduciary duty, corporate waste and unjust enrichment allegedly arising from the Company’s controlled substance diversion control programs and violation of Section 14(a) of the Securities Exchange Act of 1934. On August 14, 2020, the CCAR Defendants answered the complaint and filed a motion for judgment on the pleadings. On October 29, 2020 the parties filed a stipulation permitting CCAR Investments, Inc. to file an amended complaint on or before November 20, 2020. On December 4, 2020, the parties filed a stipulation staying the deadline for CCAR Investments, Inc. to file an amended complaint pending the Company’s production of certain documents to CCAR Investments, Inc. The Company’s production was completed on January 29, 2021 and the case remains stayed while the plaintiff completes its review.

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

Note 11.  Litigation Settlements

Antitrust Settlements

Numerous lawsuits have been filed against certain brand pharmaceutical manufacturers alleging that the manufacturer, by itself or in concert with others, took improper actions to delay or prevent generic drugs from entering the market. These lawsuits are generally brought as class actions. The Company is not typically named as a plaintiff in these lawsuits, but has been a member of the direct purchasers' class (i.e., those purchasers who purchase directly from these pharmaceutical manufacturers). None of the lawsuits have gone to trial, but some have settled in the past with the Company receiving proceeds from the settlement funds. The Company recognized no gains during the three and six months ended March 31, 2021. The Company recognized gains of $0.1 million and $8.5 million during the three and six months ended March 31, 2020, respectively, related to these lawsuits. These gains, which are net of attorney fees and estimated payments due to other parties, were recorded as reductions to cost of goods sold in the Company’s Consolidated Statements of Operations.

Note 12.  Fair Value of Financial Instruments

The recorded amounts of the Company's cash and cash equivalents, accounts receivable, and accounts payable as of March 31, 2021 and September 30, 2020 approximate fair value based upon the relatively short-term nature of these financial instruments. Within Cash and Cash Equivalents, the Company had $3,500.0 million of investments in money market accounts as of March 31, 2021 and had $2,548.0 million of investments in money market accounts as of September 30, 2020. The fair value of the money market accounts was determined based upon unadjusted quoted prices in active markets for identical assets, otherwise known as Level 1 inputs.

The recorded amount of long-term debt (see Note 6) and the corresponding fair value as of March 31, 2021 were $6,147.1 million and $6,430.9 million, respectively. The recorded amount of long-term debt and the corresponding fair value as of September 30, 2020 were $3,618.3 million and $4,026.4 million, respectively. The fair value of long-term debt was determined based upon inputs other than quoted prices, otherwise known as Level 2 inputs.

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

The following illustrates reportable and operating segment disaggregated revenue as required by Accounting Standards Codification 606 for the periods indicated:

	Three months ended March 31,		Six months ended March 31,
(in thousands)	2021	2020	2021	2020
Pharmaceutical Distribution Services	$47,101,331	$45,562,670	$97,593,841	$91,599,498
Other:
MWI Animal Health	1,128,407	1,043,016	2,248,964	2,071,334
Global Commercialization Services	964,365	833,577	1,896,082	1,652,243
Total Other	2,092,772	1,876,593	4,145,046	3,723,577
Intersegment eliminations	(39,932)	(21,624)	(68,160)	(40,694)
Revenue	$49,154,171	$47,417,639	$101,670,727	$95,282,381

Intersegment eliminations primarily represent the elimination of certain Pharmaceutical Distribution Services reportable segment sales to MWI Animal Health.

The following illustrates reportable segment operating income for the periods indicated:

	Three months ended March 31,		Six months ended March 31,
(in thousands)	2021	2020	2021	2020
Pharmaceutical Distribution Services	$589,033	$563,097	$1,085,100	$954,791
Other	123,180	108,260	244,827	212,739
Intersegment eliminations	(5,655)	328	(6,453)	(579)
Total segment operating income	$706,558	$671,685	$1,323,474	$1,166,951

The following reconciles total segment operating income to income before income taxes for the periods indicated:

	Three months ended March 31,		Six months ended March 31,
(in thousands)	2021	2020	2021	2020
Total segment operating income	$706,558	$671,685	$1,323,474	$1,166,951
Gain from antitrust litigation settlements	—	54	—	8,546
LIFO credit (expense)	20,918	(23,853)	46,645	(37,134)
PharMEDium remediation costs	—	—	—	(16,165)
PharMEDium shutdown costs	—	(32,470)	—	(32,470)
Contingent consideration adjustment	—	12,153	—	12,153
Acquisition-related intangibles amortization	(24,973)	(26,670)	(50,007)	(60,236)
Employee severance, litigation, and other	(78,156)	(67,732)	(148,537)	(107,041)
Impairment of PharMEDium assets	—	(223,652)	—	(361,652)
Operating income	624,347	309,515	1,171,575	572,952
Other loss (income), net	23,310	(1,109)	9,042	1,733
Interest expense, net	34,526	34,421	68,140	65,428
Income before income taxes	$566,511	$276,203	$1,094,393	$505,791

Segment operating income is evaluated by the chief operating decision maker ("CODM") of the Company before gain from antitrust litigation settlements; LIFO credit (expense); PharMEDium remediation costs; PharMEDium shutdown costs; contingent consideration adjustment; acquisition-related intangibles amortization; employee severance, litigation, and other; and impairment of PharMEDium assets. All corporate office expenses are allocated to the operating segment level.

The Company incurred remediation costs in connection with the suspended production activities at PharMEDium in the six months ended March 31, 2020. These remediation costs are primarily classified in Cost of Goods Sold in the Consolidated Statements of Operations. The Company incurred costs in connection with exiting the PharMEDium compounding business three and six months ended March 31, 2020. These shutdown costs are primarily classified in Distribution, Selling, and Administrative expenses in the Consolidated Statements of Operations.

One of the Company's non-wholly-owned subsidiaries, Profarma, which the Company consolidates based on certain governance rights (see Note 3), adjusted its previous estimate of contingent consideration related to the purchase price of one of its prior business acquisitions in the three and six months ended March 31, 2020.

The Company recorded foreign currency losses of $21.4 million and $7.3 million on the remeasurement of the deferred tax assets relating to Swiss tax reform in the three and six months ended March 31, 2021, respectively, in Other Loss (Income), Net in the Consolidated Statements of Operations.

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

Recent Developments

In January 2021, we entered into a share purchase agreement with Walgreens Boots Alliance, Inc. ("WBA") pursuant to which we will acquire a majority of WBA’s Alliance Healthcare businesses ("Alliance Healthcare") for approximately $6.5 billion, comprised of $6.275 billion in cash, subject to certain purchase price adjustments, and 2 million shares of our common stock (the "Transaction"). WBA’s operations in China, Italy, and Germany are not part of this transaction. We will fund the cash purchase price through a combination of cash on hand and new debt financing. The Transaction is subject to the satisfaction of customary closing conditions, including receipt of applicable regulatory approvals.

In connection with the closing of the Transaction, we and WBA have agreed to a three-year extension (through 2029) of our existing pharmaceutical distribution agreement with WBA and the arrangement pursuant to which we have access to generic drugs and related pharmaceutical products through Walgreens Boots Alliance Development GmbH, as well as a distribution agreement pursuant to which we will supply branded and generic pharmaceutical products to WBA’s Boots UK Ltd. subsidiary (through 2031) following closing. In January 2021, we also entered into an agreement with WBA to explore a series of strategic initiatives designed to create incremental growth and efficiencies in sourcing, logistics, and distribution.

See Part II. Other Information-Item 1A. Risk Factors on page 35 of this Quarterly Report on Form 10-Q for additional risk factors related to our strategic transactions with WBA.

Executive Summary

    This executive summary provides highlights from the results of operations that follow:

•Revenue increased by 3.7% and 6.7% from the prior year quarter and six-month period, respectively, primarily due to the revenue growth in our Pharmaceutical Distribution Services segment. The Pharmaceutical Distribution Services segment grew its revenue 3.4% and 6.5% from the prior year quarter and six-month period, respectively, primarily due to increased sales of specialty products (which generally have higher selling prices), including COVID-19 treatments and overall market growth principally driven by unit volume growth. In the fiscal quarter ended March 31, 2020, we experienced increased demand for pharmaceuticals as many of our customers increased purchases due to the onset of the COVID-19 pandemic, which resulted in higher revenue. As such, our sales growth in the current year quarter was lower than our sales growth in the current year six-month period;

•Total gross profit increased 10.5%, or $145.3 million, from the prior year quarter and 14.0%, or $366.3 million, from the prior six-month period. Gross profit was favorably impacted by increases of gross profit in Pharmaceutical Distribution Services of 6.4% from the prior year quarter and 11.0% from the prior year six-month period, last-in, first-out ("LIFO") credits in the current year periods in comparison to a LIFO expense in the prior year periods, and increases in gross profit in Other of 9.5% from the prior year quarter and 9.9% from the prior year six-month period. Pharmaceutical Distribution Services' gross profit increased from the prior year periods primarily due to revenue growth, including an increase in specialty product sales, offset in part by increased demand for pharmaceuticals in the fiscal quarter ended March 31, 2020 as many of our customers increased purchases due to the onset of the COVID-19 pandemic. Gross profit in Other increased from the prior year quarter and six-month period primarily due to the revenue growth at World Courier and MWI;

•Distribution, selling, and administrative expenses increased 5.3% compared to the prior year quarter and 6.2% compared to the prior six-month period primarily due to increases in payroll-related operating costs to support current and future revenue growth, offset in part by decreases in bad debt expense. The prior year periods included bad debt expense related to our assessment of collectibility of trade receivables at the onset of the COVID-19 pandemic. Total operating expenses decreased by 15.7%, or $169.6 million, from the prior year quarter and 11.4%, or $232.3 million, from the prior year six-month period primarily due to the impairments of PharMEDium assets recorded in the prior year periods;

•Operating income increased by 101.7%, or $314.8 million, from the prior year quarter and 104.5%, or $598.6 million, from the prior year six-month period due to the increases in total gross profit and the decreases in total operating expenses; and

•Our effective tax rates were 23.4% and 25.7% for the three and six months ended March 31, 2021, respectively. Our effective tax rates were (251.6)% and (128.9)% for the three and six months ended March 31, 2020, respectively. The effective tax rates for the three and six ended March 31, 2020 were lower than the U.S. statutory rate due to the tax benefits associated with the worthless stock deduction in connection with the permanent shutdown of the PharMEDium Healthcare Holdings, Inc. ("PharMEDium") compounding business and the Coronavirus Aid, Relief, and Economic Security Act (the provisions of which adjusted the net operating loss carryback rules and accelerated available refunds for alternative minimum tax credit carryforwards) and a higher mix of foreign earnings at lower tax rates in Switzerland and Ireland since U.S. earnings were lower principally due to the impairments of PharMEDium assets.

Results of Operations

Revenue

	Three months ended March 31,			Six months ended March 31,
(dollars in thousands)	2021	2020	Change	2021	2020	Change
Pharmaceutical Distribution Services	$47,101,331	$45,562,670	3.4%	$97,593,841	$91,599,498	6.5%
Other:
MWI Animal Health	1,128,407	1,043,016	8.2%	2,248,964	2,071,334	8.6%
Global Commercialization Services	964,365	833,577	15.7%	1,896,082	1,652,243	14.8%
Total Other	2,092,772	1,876,593	11.5%	4,145,046	3,723,577	11.3%
Intersegment eliminations	(39,932)	(21,624)		(68,160)	(40,694)
Revenue	$49,154,171	$47,417,639	3.7%	$101,670,727	$95,282,381	6.7%

We expect our revenue growth percentage to be in the high-single digits in fiscal 2021. Our future revenue growth will continue to be affected by various factors, such as industry growth trends, including drug utilization, the introduction of new, innovative brand therapies, the likely increase in the number of generic drugs and biosimilars that will be available over the next few years as a result of the expiration of certain drug patents held by brand-name pharmaceutical manufacturers and the rate of conversion from brand products to those generic drugs and biosimilars, price inflation and price deflation, general economic conditions in the United States, competition within the industry, customer consolidation, changes in pharmaceutical manufacturer pricing and distribution policies and practices, increased downward pressure on government and other third-party reimbursement rates to our customers, changes in government rules and regulations, and the impact of the COVID-19 pandemic.

Revenue increased by 3.7% and 6.7% from the prior year quarter and six-month period, respectively, primarily due to the revenue growth in our Pharmaceutical Distribution Services segment.

The Pharmaceutical Distribution Services segment grew its revenue by 3.4%, or $1.5 billion, from the prior year quarter and 6.5%, or $6.0 billion, from the prior year six-month period primarily due to increased sales of specialty products (which generally have higher selling prices), including COVID-19 treatments and overall market growth principally driven by unit volume growth. In the fiscal quarter ended March 31, 2020, we experienced increased demand for pharmaceuticals as many of our customers increased purchases due to the onset of the COVID-19 pandemic, which resulted in higher revenue. As such, our sales growth in the current year quarter was lower than our sales growth in the current year six-month period.

More specifically, the increase in the Pharmaceutical Distribution Services segment revenue was largely attributable to the following (in billions):

	Three-month Period	Six-month Period
(Decreased) increased sales to Walgreens, our largest customer	$(0.6)	$0.5
Increased sales to specialty physician practices	$0.4	$0.9
Increased sales to other customers, including COVID-19 treatments	$1.7	$4.6

Revenue in Other increased 11.5%, or $216.2 million, from the prior year quarter and 11.3%, or $421.5 million, from the prior year six-month period due to growth at all three operating segments: MWI, ABCS, and World Courier.

A number of our contracts with customers, including group purchasing organizations, are typically subject to expiration each year. We may lose a significant customer if an existing contract with such customer expires without being extended, renewed, or replaced. During the six months ended March 31, 2021, no significant contracts expired. Over the next twelve months, there are no significant contracts scheduled to expire. Additionally, from time to time, significant contracts may be terminated in accordance with their terms or extended, renewed, or replaced prior to their expiration dates. If those contracts are extended, renewed, or replaced at less favorable terms, they may also negatively impact our revenue, results of operations, and cash flows.

Gross Profit

	Three months ended March 31,			Six months ended March 31,
(dollars in thousands)	2021	2020	Change	2021	2020	Change
Pharmaceutical Distribution Services	$1,124,453	$1,057,139	6.4%	$2,164,366	$1,950,052	11.0%
Other	393,666	359,428	9.5%	781,055	710,560	9.9%
Intersegment eliminations	(5,656)	328		(6,455)	(579)
Gain from antitrust litigation settlements	—	54		—	8,546
LIFO credit (expense)	20,918	(23,853)		46,645	(37,134)
PharMEDium remediation costs	—	—		—	(7,135)
PharMEDium shutdown costs	—	(4,989)		—	(4,989)
Gross profit	$1,533,381	$1,388,107	10.5%	$2,985,611	$2,619,321	14.0%

    Gross profit increased 10.5%, or $145.3 million, from the prior year quarter and 14.0%, or $366.3 million, from the prior year six-month period. Gross profit in the current year periods was favorably impacted by increases in gross profit in Pharmaceutical Distribution Services, a LIFO credit in the current year periods in comparison to a LIFO expense in the prior year periods, and increases in gross profit in Other.

Pharmaceutical Distribution Services' gross profit increased 6.4%, or $67.3 million, from the prior year quarter and 11.0%, or $214.3 million, from the prior year six-month period primarily due to revenue growth, including an increase in specialty product sales, offset in part by increased demand for pharmaceuticals in the fiscal quarter ended March 31, 2020 as many of our customers increased purchases due to the onset of the COVID-19 pandemic. As a percentage of revenue, Pharmaceutical Distribution Services' gross profit margin was 2.39% and 2.22% in the current year quarter and six-month period, respectively, a 7-basis point increase from the prior year quarter and a 9-basis point increase from the prior year six-month period primarily due to increases in specialty product sales.

Gross profit in Other increased 9.5%, or $34.2 million from the prior year quarter and 9.9%, or $70.5 million, from the prior six-month period primarily due to the revenue growth at World Courier and MWI. As a percentage of revenue, gross profit margin in Other of 18.81% in the current year quarter decreased from 19.15% in the prior year quarter. As a percentage of revenue, gross profit margin in Other of 18.84% in the current year six-month period decreased from 19.08% in the prior year six-month period.

We recognized gains from antitrust litigation settlements with pharmaceutical manufacturers of $0.1 million and $8.5 million during the three and six months ended March 31, 2020, respectively. The gains were recorded as reductions to Cost of Goods Sold (see Note 11 of the Notes to Consolidated Financial Statements).

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

Operating Expenses

	Three months ended March 31,			Six months ended March 31,
(dollars in thousands)	2021	2020	Change	2021	2020	Change
Distribution, selling, and administrative	$730,081	$693,413	5.3%	$1,465,149	$1,379,366	6.2%
Depreciation and amortization	100,797	93,795	7.5%	200,350	198,310	1.0%
Employee severance, litigation, and other	78,156	67,732		148,537	107,041
Impairment of PharMEDium assets	—	223,652		—	361,652
Total operating expenses	$909,034	$1,078,592	(15.7)%	$1,814,036	$2,046,369	(11.4)%

Distribution, selling, and administrative expenses increased 5.3%, or $36.7 million, compared to the prior year quarter and 6.2%, or $85.8 million, compared to the prior year six-month period primarily due to increases in payroll-related operating costs to support current and future revenue growth, offset in part by decreases in bad debt expense. The prior year periods included bad debt expense related to our assessment of collectibility of trade receivables at the onset of the COVID-19 pandemic. As a percentage of revenue, distribution, selling, and administrative expenses were 1.49% and 1.44% in the current year quarter and six-month period, respectively, a 3-basis point increase compared to prior year quarter and a 1-basis point decline compared to the prior year six-month period.

Depreciation expense increased 7.8% and 7.3% from the prior year quarter and six-month period, respectively, primarily due to an increase in capital projects being depreciated. Amortization expense increased 6.4% compared to the prior year quarter and decreased 13.7% from the prior year six-month period. The decrease from the prior year six-month period was primarily due to the fiscal 2020 impairments of PharMEDium intangible assets.

Employee severance, litigation, and other in the three months ended March 31, 2021 included $24.9 million of litigation costs related to legal fees in connection with opioid lawsuits and investigations, a $17.1 million accrual related to injunctive relief terms associated with our Multidistrict Litigation opioid settlement discussions, $23.6 million of acquisition-related deal and integration costs primarily related to the announced acquisition of a majority of Walgreens Boots Alliance, Inc.'s ("WBA") Alliance Healthcare businesses, $10.6 million related to our business transformation efforts, and $2.0 million of other restructuring initiatives. Employee severance, litigation, and other in the three months ended March 31, 2020 included $30.8 million of litigation costs related to legal fees in connection with opioid lawsuits and investigations, $25.0 million of severance costs primarily related to position eliminations resulting from our decision to permanently exit the PharMEDium compounding business, $9.0 million related to our business transformation efforts, $2.5 million of other restructuring initiatives, and $0.3 million of acquisition-related deal and integration costs.

Employee severance, litigation, and other in the six months ended March 31, 2021 included $56.9 million of litigation costs related to legal fees in connection with opioid lawsuits and investigations, a $17.1 million accrual related to injunctive relief terms associated with our Multidistrict Litigation opioid settlement discussions, $42.5 million of acquisition-related deal and integration costs primarily related to the announced acquisition of a majority of WBA's Alliance Healthcare businesses, $23.1 million related to our business transformation efforts, and $8.9 million of other restructuring initiatives. Employee severance, litigation, and other in the six months ended March 31, 2020 included $55.5 million of litigation costs related to legal fees in connection with opioid lawsuits and investigations, $25.8 million of severance costs primarily related to position eliminations resulting from our decision to permanently exit the PharMEDium compounding business, $17.5 million related to our business transformation efforts, $7.4 million of other restructuring initiatives, and $0.8 million of acquisition-related deal and integration costs.

Operating Income

	Three months ended March 31,			Six months ended March 31,
(dollars in thousands)	2021	2020	Change	2021	2020	Change
Pharmaceutical Distribution Services	$589,033	$563,097	4.6%	$1,085,100	$954,791	13.6%
Other	123,180	108,260	13.8%	244,827	212,739	15.1%
Intersegment eliminations	(5,655)	328		(6,453)	(579)
Total segment operating income	706,558	671,685	5.2%	1,323,474	1,166,951	13.4%

Gain from antitrust litigation settlements	—	54		—	8,546
LIFO credit (expense)	20,918	(23,853)		46,645	(37,134)
PharMEDium remediation costs	—	—		—	(16,165)
PharMEDium shutdown costs	—	(32,470)		—	(32,470)
Contingent consideration adjustment	—	12,153		—	12,153
Acquisition-related intangibles amortization	(24,973)	(26,670)		(50,007)	(60,236)
Employee severance, litigation, and other	(78,156)	(67,732)		(148,537)	(107,041)
Impairment of PharMEDium assets	—	(223,652)		—	(361,652)
Operating income	$624,347	$309,515	101.7%	$1,171,575	$572,952	104.5%

Segment operating income is evaluated before gain from antitrust litigation settlements; LIFO credit (expense); PharMEDium remediation costs; PharMEDium shutdown costs; contingent consideration adjustment; acquisition-related intangibles amortization; employee severance, litigation, and other; and impairment of PharMEDium assets.

Pharmaceutical Distribution Services' operating income increased 4.6%, or $25.9 million, from the prior year quarter and 13.6%, or $130.3 million, from the prior year six-month period primarily due to the increases in gross profit, as noted above, and were offset in part by increases in operating expenses. As a percentage of revenue, Pharmaceutical Distribution Services' operating income margins were 1.25% and 1.11% in the quarter and six-month period ended March 31, 2021, respectively, and represented increases of 1 basis point and 7 basis points compared to the prior year quarter and six-month period, respectively. The increase from the prior year six-month period was primarily due to the increase in specialty product sales.

Operating income in Other increased 13.8%, or $14.9 million, from the prior quarter and 15.1%, or $32.1 million, from the prior year six-month period due to the increases in gross profit, as noted above, and was offset in part by increases in operating expenses.

Interest expense, net and the respective weighted average interest rates in the three months ended March 31, 2021 and 2020 were as follows:

	2021		2020
(dollars in thousands)	Amount	Weighted Average Interest Rate	Amount	Weighted Average Interest Rate
Interest expense	$35,184	3.39%	41,982	3.57%
Interest income	(658)	0.10%	(7,561)	1.06%
Interest expense, net	$34,526		34,421
Interest expense, net and the respective weighted average interest rates in the six months ended March 31, 2021 and 2020 were as follows:

	2021		2020
(dollars in thousands)	Amount	Weighted Average Interest Rate	Amount	Weighted Average Interest Rate
Interest expense	$69,762	3.35%	$83,584	3.58%
Interest income	(1,622)	0.10%	(18,156)	1.23%
Interest expense, net	$68,140		$65,428

Interest expense, net increased 0.3%, or $0.1 million, from prior year quarter, and 4.1%, or $2.7 million, from the prior year six-month period due to decreases in interest income primarily resulting from a decline in investment interest rates. The decreases in interest income were offset in part by the decreases in interest expense, which were driven primarily by lower interest rates and the repayment of our $400 million term loan upon maturity in October 2020. Interest expense, net is expected to increase beginning in the fiscal quarter ending June 30, 2021 as a result of the recent issuance of our $1,525 million of 0.737% senior notes, $1,000 million of 2.700% senior notes, and the $500 million variable-rate term loan to finance the acquisition of a majority of WBA's Alliance Healthcare businesses. We expect to borrow $500 million under the variable-rate term loan upon the closing of this acquisition (see Note 6 of the Notes to Consolidated Financial Statements).

Our effective tax rates were 23.4% and 25.7% for the three and six months ended March 31, 2021, respectively. Our effective tax rates were (251.6)% and (128.9)% for the three and six months ended March 31, 2020, respectively. The effective tax rates for the three and six months ended March 31, 2021 were higher than the U.S. statutory rate primarily due to U.S. state income taxes. Our effective tax rate for the six months ended March 31, 2021 was also higher than the U.S. statutory rate due to discrete tax expense associated with the Swiss deferred tax asset, offset in part by discrete tax benefits resulting from the permanent shutdown of PharMEDium. The effective tax rates for the three and six ended March 31, 2020 were lower than the U.S. statutory rate due to the tax benefits associated with the worthless stock deduction in connection with the permanent shutdown of the PharMEDium compounding business and the Coronavirus Aid, Relief, and Economic Security Act (the provisions of which adjusted the net operating loss carryback rules and accelerated available refunds for alternative minimum tax credit carryforwards) and a higher mix of foreign earnings at lower tax rates in Switzerland and Ireland since U.S. earnings were lower principally due to the impairments of PharMEDium assets.

Liquidity and Capital Resources

The following table illustrates our debt structure as of March 31, 2021, including availability under the multi-currency revolving credit facility, the receivables securitization facility, the revolving credit note, and the overdraft facility:

(in thousands)	Outstanding Balance	Additional Availability
Fixed-Rate Debt:
$1,525,000, 0.737% senior notes due 2023	$1,518,228	$—
$500,000, 3.400% senior notes due 2024	498,478	—
$500,000, 3.250% senior notes due 2025	497,329	—
$750,000, 3.450% senior notes due 2027	744,361	—
$500,000, 2.800% senior notes due 2030	494,354	—
$1,000,000, 2.700% senior notes due 2031	990,447	—
$500,000, 4.250% senior notes due 2045	494,838	—
$500,000, 4.300% senior notes due 2047	492,888	—
Nonrecourse debt	25,636	—
Total fixed-rate debt	5,756,559	—

Variable-Rate Debt:
Revolving credit note	—	75,000
Receivables securitization facility due 2022	350,000	1,100,000
364-day revolving credit facility	—	—
Term loan due in February 2023	—	—
Overdraft facility due 2024 (£10,000)	7,860	5,923
Multi-currency revolving credit facility due 2024	—	1,400,000
Nonrecourse debt	76,578	—
Total variable-rate debt	434,438	2,580,923
Total debt	$6,190,997	$2,580,923

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

Our primary ongoing cash requirements will be to finance working capital, fund the repayment of debt, fund the payment of interest on debt, fund purchases of our common stock, fund the payment of dividends, finance acquisitions, and fund capital expenditures and routine growth and expansion through new business opportunities. We intend to finance the acquisition of Alliance Healthcare using a combination of cash and new debt, as discussed below in further detail. Future cash flows from operations and borrowings are expected to be sufficient to fund our ongoing cash requirements, including the opioid litigation payments that are expected to be made over 18 years (see below).

As discussed in Note 10 of the Notes to Consolidated Financial Statements, in the fourth quarter of fiscal 2020, with regard to litigation relating to the distribution of prescription opioid pain medications, we recorded a $6.6 billion liability ($5.5 billion, net of income tax benefit). We are in advanced discussions, which are ongoing, to reach a global settlement of the Multidistrict Litigation and related state-court litigation brought by certain state and local governmental entities in which our payment would be over 18 years to resolve cases currently filed and that could be filed by states, counties, municipalities, and other government entities. A portion of this amount relating to plaintiff attorney fees would be payable over a shorter time period. The aforementioned litigation liability has not and is not expected to have an impact on our compliance with our debt covenants or our ability to pay dividends.

As of March 31, 2021 and September 30, 2020, our cash and cash equivalents held by foreign subsidiaries were $532.1 million and $675.9 million, respectively, and are generally based in U.S. dollar denominated holdings. We have the ability to repatriate the majority of our cash and cash equivalents held by our foreign subsidiaries without incurring significant additional taxes upon repatriation.

We have increased seasonal needs related to our inventory build during the December and March quarters that, depending on our cash balance, may require the use of our credit facilities to fund short-term capital needs. Our MWI U.K.'s cash balances in the six months ended March 31, 2021 and 2020 were supplemented by intra-period credit facility borrowings to cover short-term working capital needs. The largest amount of intra-period borrowings under our revolving and securitization credit facilities that was outstanding at any one time during the six months ended March 31, 2021 and 2020 was $12.1 million and $39.6 million, respectively. We had $31.3 million and $54.7 million of cumulative intra-period borrowings that were repaid under our credit facilities during the six months ended March 31, 2021 and 2020, respectively.

We have a $1.4 billion multi-currency senior unsecured revolving credit facility ("Multi-Currency Revolving Credit Facility"), which is scheduled to expire in September 2024, with a syndicate of lenders. Interest on borrowings under the Multi-Currency Revolving Credit Facility accrues at specified rates based on our debt rating and ranges from 70 basis points to 112.5 basis points over CDOR/LIBOR/EURIBOR/Bankers Acceptance Stamping Fee, as applicable (91 basis points over CDOR/LIBOR/EURIBOR/Bankers Acceptance Stamping Fee as of March 31, 2021) and from 0 basis points to 12.5 basis points over the alternate base rate and Canadian prime rate, as applicable. We pay facility fees to maintain the availability under the Multi-Currency Revolving Credit Facility at specified rates based on our debt rating, ranging from 5 basis points to 12.5 basis points, annually, of the total commitment (9 basis points as of March 31, 2021). We may choose to repay or reduce our commitments under the Multi-Currency Revolving Credit Facility at any time. The Multi-Currency Revolving Credit Facility contains covenants, including compliance with a financial leverage ratio test, as well as others that impose limitations on, among other things, indebtedness of subsidiaries and asset sales, with which we were compliant as of March 31, 2021.

We have a commercial paper program whereby we may from time to time issue short-term promissory notes in an aggregate amount of up to $1.4 billion at any one time. Amounts available under the program may be borrowed, repaid, and re-borrowed from time to time. The maturities on the notes will vary, but may not exceed 365 days from the date of issuance. The notes will bear interest, if interest bearing, or will be sold at a discount from their face amounts. The commercial paper program does not increase our borrowing capacity as it is fully backed by our Multi-Currency Revolving Credit Facility. There were no borrowings outstanding under our commercial paper program as of March 31, 2021.

We have a $1,450 million receivables securitization facility ("Receivables Securitization Facility"), which is scheduled to expire in September 2022. We have available to us an accordion feature whereby the commitment on the Receivables Securitization Facility may be increased by up to $250 million, subject to lender approval, for seasonal needs during the December and March quarters. Interest rates are based on prevailing market rates for short-term commercial paper or LIBOR plus a program fee. We pay a customary unused fee at prevailing market rates, annually, to maintain the availability under the Receivables Securitization Facility. The Receivables Securitization Facility contains similar covenants to the Multi-Currency Revolving Credit Facility, with which we were compliant as of March 31, 2021.

In February 2021, we entered into an agreement pursuant to which we obtained a $1.0 billion senior secured revolving credit facility ("364-Day Revolving Credit Facility") with a syndicate of lenders, which is scheduled to expire 364 days after the closing of the acquisition of a majority of Walgreens Boots Alliance, Inc.'s ("WBA") Alliance Healthcare businesses, the date on which borrowings under this facility are available to us. Interest on borrowings under the 364-Day Revolving Credit Facility accrues at specified rates based on our debt rating and ranges from 83.5 basis points to 125 basis points over LIBOR and from 0 basis points to 25 basis points over the alternate base rate. We pay facility fees to maintain availability under the 364-Day Revolving Credit Facility at specified rates based on its debt rating, ranging from 4 basis points to 12.5 basis points, annually, of the total commitment. We may choose to repay or reduce our commitments under the 364-Day Revolving Credit Facility at any time. The 364-Day Revolving Credit Facility contains a feature whereby we have the option to convert to a term loan the outstanding borrowings under this facility. The 364-Day Revolving Credit Facility contains covenants, including compliance with a financial leverage ratio test, as well as others that impose limitations on, among other things, indebtedness of subsidiaries and asset sales, with which we were compliant as of March 31, 2021.

We have an uncommitted, unsecured line of credit available to us pursuant to a revolving credit note ("Revolving Credit Note"). The Revolving Credit Note provides us with the ability to request short-term unsecured revolving credit loans from time to time in a principal amount not to exceed $75 million. The Revolving Credit Note may be decreased or terminated by the bank or us at any time without prior notice. We also have an uncommitted U.K. overdraft facility ("Overdraft Facility") to fund short-term normal trading cycle fluctuations related to its MWI business. In February 2021, we extended the Overdraft Facility to February 2024 and reduced the borrowing capacity from £30 million to £10 million.
Our $400 million Term Loan matured and was repaid in October 2020.
In February 2021, we entered into a $1.0 billion variable-rate term loan (“February 2021 Term Loan”), which is available to be drawn on the closing date of the acquisition of a majority of WBA's Alliance Healthcare businesses. In April 2021, we reduced our commitment under the February 2021 Term Loan to $500 million. The February 2021 Term Loan matures two years from the date on which it is drawn. The February 2021 Term Loan bears interest at a rate equal either to a base rate plus a margin, or LIBOR, plus a margin. The margin is based on the public debt ratings of us and ranges from 87.5 basis points to 137.5 basis points over LIBOR and 0 basis points to 37.5 basis points over a base rate. The February 2021 Term Loan contains similar covenants to the Multi-Currency Revolving Credit Facility, with which we were compliant as of March 31, 2021. We expect to borrow $500 million under the February 2021 Term Loan to finance a portion of the acquisition of a majority of WBA's Alliance Healthcare businesses.
In March 2021, we issued $1,525 million of 0.737% senior notes due March 15, 2023 (the "2023 Notes"). The 2023 Notes were sold at 100.00% of the principal amount. Interest on the 2023 Notes is payable semi-annually in arrears, commencing on September 15, 2021. In March 2021, we issued $1,000 million of 2.700% senior notes due March 15, 2031 (the "2031 Notes"). The 2023 Notes were sold at 99.79% of the principal amount and have an effective yield of 2.706%. Interest on the 2031 Notes is payable semi-annually in arrears, commencing on September 15, 2021. We will use the proceeds from the 2023 Notes and the 2031 Notes to finance a portion of the acquisition of a majority of WBA's Alliance Healthcare businesses.

Nonrecourse debt is comprised of short-term and long-term debt belonging to the Brazil subsidiaries and is repaid solely from the Brazil subsidiaries' cash flows and such debt agreements provide that the repayment of the loans (and interest thereon) is secured solely by the capital stock, physical assets, contracts, and cash flows of the Brazil subsidiaries.

In October 2018, our board of directors authorized a share repurchase program allowing us to purchase up to $1.0 billion of outstanding shares of our common stock, subject to market conditions. During the six months ended March 31, 2021, we purchased $55.5 million of our common stock to complete our authorization under this program.

In May 2020, our board of directors authorized a share repurchase program allowing us to purchase up to $500 million of our outstanding shares of common stock, subject to market conditions. During the six months ended March 31, 2021, we purchased $26.6 million of our common stock. As of March 31, 2021, we had $473.4 million of availability remaining under this program.

We have market risk exposure to interest rate fluctuations relating to our debt. We manage interest rate risk by using a combination of fixed-rate and variable-rate debt. The amount of variable-rate debt fluctuates during the year based on our working capital requirements. We had $434.4 million of variable-rate debt outstanding as of March 31, 2021. We periodically evaluate financial instruments to manage our exposure to fixed and variable interest rates. However, there are no assurances that such instruments will be available in the combinations we want and/or on terms acceptable to us. There were no such financial instruments in effect as of March 31, 2021.

We also have market risk exposure to interest rate fluctuations relating to our cash and cash equivalents. We had $6,641.2 million in cash and cash equivalents as of March 31, 2021. The unfavorable impact of a hypothetical decrease in interest rates on cash and cash equivalents would be partially offset by the favorable impact of such a decrease on variable-rate debt. For every $100 million of cash invested that is in excess of variable-rate debt, a 10-basis point decrease in interest rates would increase our annual net interest expense by $0.1 million.

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

The following is a summary of our contractual obligations for future principal and interest payments on our debt, minimum rental payments on our noncancellable operating leases, and minimum payments on our other commitments as of March 31, 2021:

Payments Due by Period (in thousands)	Debt, Including Interest Payments	Operating Leases	Other Commitments	Total
Within 1 year	$189,796	$121,410	$127,985	$439,191
1-3 years	2,221,151	218,182	113,297	2,552,630
4-5 years	1,260,121	180,096	105,823	1,546,040
After 5 years	4,378,401	367,240	—	4,745,641
Total	$8,049,469	$886,928	$347,105	$9,283,502

The 2017 Tax Act requires a one-time transition tax to be recognized on historical foreign earnings and profits. We expect to pay $175.6 million, net of overpayments and tax credits, related to the transition tax as of March 31, 2021, which is payable in installments over a six-year period, which commenced in January 2021. The transition tax commitment is included in "Other Commitments" in the above table.

Our liability for uncertain tax positions was $505.8 million (including interest and penalties) as of March 31, 2021. This liability represents an estimate of tax positions that we have taken in our tax returns which may ultimately not be sustained upon examination by taxing authorities. Since the amount and timing of any future cash settlements cannot be predicted with reasonable certainty, the estimated liability has been excluded from the above contractual obligations table.

During the six months ended March 31, 2021, our operating activities provided cash of $449.2 million in comparison to $995.7 million in the prior year period. Cash provided by operations during the six months ended March 31, 2021 was principally the result of net income of $812.7 million and non-cash items of $415.2 million, offset in part by an increase in inventories of $314.3 million, a decrease in accounts payable of $292.6 million, and an increase in accounts receivable of $193.8 million. Non-cash items were primarily comprised of depreciation expense of $154.7 million and the provision for deferred income taxes of $141.6 million. The increase in inventories reflects the increase in business volume and, consistent with prior years, due to seasonal needs. The decrease in accounts payable was primarily driven by the timing of scheduled payments to suppliers, offset in part by an increase in our inventories. The increase in accounts receivable was the result of increased sales and the timing of payments from our customers.

During the six months ended March 31, 2020, our operating activities provided cash of $995.7 million. Cash provided by operations during the six months ended March 31, 2020 was principally the result of an increase in accounts payable of $2,395.8 million, net income of $1,157.7 million, and non-cash items of $644.0 million, offset in part by increases in accounts receivable of $2,052.2 million and income taxes receivable of $693.6 million. The increase in accounts payable was primarily driven by the timing of scheduled payments to suppliers. The non-cash items were comprised primarily of a $361.7 million impairment of PharMEDium's assets, $143.6 million of depreciation expense, and $66.6 million of amortization expense. The increase in accounts receivable was the result of our revenue growth and the timing of payments from our customers. The increase in income taxes receivable was the result of a benefit recorded in connection with certain discrete items.

We use days sales outstanding, days inventory on hand, and days payable outstanding to evaluate our working capital performance. The below financial metrics are calculated based upon a quarterly average and can be impacted by the timing of cash receipts and disbursements, which can vary significantly depending upon the day of the week on which the month ends.

	Three months ended March 31,		Six months ended March 31,
	2021	2020	2021	2020
Days sales outstanding	26.2	24.3	25.8	24.3
Days inventory on hand	30.4	28.5	29.0	28.1
Days payable outstanding	60.0	57.9	58.4	57.1

Our cash flows from operating activities can vary significantly from period to period based upon fluctuations in our period-end working capital account balances. Additionally, any changes to payment terms with a significant customer or manufacturer supplier could have a material impact to our cash flows from operations. Operating cash flows during the six months ended March 31, 2021 included $66.9 million of interest payments and $16.6 million of income tax payments, net of refunds. Operating cash flows during the six months ended March 31, 2020 included $76.2 million of interest payments and $101.9 million of income tax payments, net of refunds.

Capital expenditures in the six months ended March 31, 2021 and 2020 were $151.6 million and $144.4 million, respectively. Significant capital expenditures in the six months ended March 31, 2021 and 2020 included costs associated with facility expansions, various technology initiatives, including costs related to enhancing and upgrading our primary information technology operating systems. We currently expect to invest approximately $400 million for capital expenditures during fiscal 2021.

Net cash used in investing activities in the six months ended March 31, 2021 included $162.6 million of costs for equity investments.

Net cash provided by financing activities in the six months ended March 31, 2021 principally resulted from proceeds from the issuance of senior notes (see above) and $130.3 million of exercises of stock options, offset in part by the repayment of the $400 million Term Loan, $182.4 million in cash dividends paid on our common stock, and $82.2 million in purchases of our common stock. Net cash used in financing activities in the six months ended March 31, 2020 principally resulted from $407.2 million in purchases of our common stock and $170.5 million in cash dividends paid on our common stock.

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

Cautionary Note Regarding Forward-Looking Statements

Certain of the statements contained in this Management's Discussion and Analysis of Financial Condition and Results of Operations and elsewhere in this report are "forward-looking statements" within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended (the "Securities Exchange Act"). Words such as "expect," "likely," "outlook," "forecast," "would," "could," "should," "can," "project," "intend," "plan," "continue," "sustain," "synergy," "on track," "believe," "seek," "estimate," "anticipate," "may," "possible," "assume," variations of such words, and similar expressions are intended to identify such forward-looking statements. These statements are based on management's current expectations and are subject to uncertainty and changes in circumstances and speak only as of the date hereof. These statements are not guarantees of future performance and are based on assumptions and estimates that could prove incorrect or could cause actual results to vary materially from those indicated. Among the factors that could cause actual results to differ materially from those projected, anticipated, or implied are the following: unfavorable trends in brand and generic pharmaceutical pricing, including in rate or frequency of price inflation or deflation; competition and industry consolidation of both customers and suppliers resulting in increasing pressure to reduce prices for our products and services; changes in the United States healthcare and regulatory environment, including changes that could impact prescription drug reimbursement under Medicare and Medicaid; increasing governmental regulations regarding the pharmaceutical supply channel; declining reimbursement rates for pharmaceuticals; continued federal and state government enforcement initiatives to detect and prevent suspicious orders of controlled substances and the diversion of controlled substances; continued prosecution or suit by federal, state and other governmental entities of alleged violations of laws and regulations regarding controlled substances, including due to failure to achieve a global resolution of the multi-district opioid litigation and other related state court litigation, and any related disputes, including shareholder derivative lawsuits; increased federal scrutiny and litigation, including qui tam litigation, for alleged violations of laws and regulations governing the marketing, sale, purchase and/or dispensing of pharmaceutical products or services, and associated reserves and costs; failure to comply with the Corporate Integrity Agreement; material adverse resolution of pending legal proceedings; the retention of key customer or supplier relationships under less favorable economics or the adverse resolution of any contract or other dispute with customers or suppliers; changes to customer or supplier payment terms, including as a result of the COVID-19 impact on such payment terms; the Company’s ability to consummate the proposed acquisition of WBA's Alliance Healthcare businesses and related strategic transactions; the regulatory approvals required for the proposed acquisition and related strategic transactions not being obtained on the terms expected or on the anticipated schedule or at all; the integration of the Alliance Healthcare businesses into the Company being more difficult, time consuming or costly than expected; the Company’s or Alliance Healthcare’s failure to achieve expected or targeted future financial and operating performance and results; the effects of disruption from the proposed acquisition and related strategic transactions on the respective businesses of the Company and Alliance Healthcare and the fact that the announcement or pendency of the proposed acquisition and related strategic transactions may make it more difficult to establish or maintain relationships with employees, suppliers and other business partners; the acquisition of businesses, including the proposed acquisition of the Alliance Healthcare businesses and related strategic transactions, that do not perform as expected, or that are difficult to integrate or control, or the inability to capture all of the anticipated synergies related thereto or to capture the anticipated synergies within the expected time period; risks associated with the strategic, long-term relationship between WBA and the Company, including with respect to the pharmaceutical distribution agreement and/or the global generic purchasing services arrangement; managing foreign expansion, including non-compliance with the U.S. Foreign Corrupt Practices Act, anti-bribery laws, economic sanctions and import laws and regulations; financial market volatility and disruption; changes in tax laws or legislative initiatives that could adversely affect the Company's tax positions and/or the Company's tax liabilities or adverse resolution of challenges to the Company's tax positions; substantial defaults in payment, material reduction in purchases by or the loss, bankruptcy or insolvency of a major customer, including as a result of COVID-19; the loss, bankruptcy or insolvency of a major supplier, including as a result of COVID-19; financial and other impacts of COVID-19 on our operations or business continuity; changes to the customer or supplier mix; malfunction, failure or breach of sophisticated information systems to operate as designed; risks generally associated with data privacy regulation and the international transfer of personal data; natural disasters or other unexpected events, such as additional pandemics, that affect the Company’s operations; the impairment of goodwill or other intangible assets (including any additional impairments with respect to foreign operations), resulting in a charge to earnings; the Company's ability to manage and complete divestitures; the disruption of the Company's cash flow and ability to return value to its stockholders in accordance with its past practices; interest rate and foreign currency exchange rate fluctuations; declining economic conditions in the United States and abroad; and other economic, business, competitive, legal, tax, regulatory and/or operational factors affecting the Company's business generally. Certain additional factors that management believes could cause actual outcomes and results to differ materially from those described in forward-looking statements are set forth (i) elsewhere in this report (including in Item 1A (Risk Factors)), (ii) in Item 1A (Risk Factors), in the Company’s Annual Report on Form 10-K for the fiscal year ended September 30, 2020 and elsewhere in that report and (iii) in other reports filed by the Company pursuant to the Securities Exchange Act. The Company undertakes no obligation to publicly update or revise any forward-looking statements, except as required by the federal securities laws.

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

Changes in Internal Control over Financial Reporting

During the second quarter of fiscal 2021, there was no change in AmerisourceBergen Corporation’s internal control over financial reporting identified in connection with the evaluation required by Rule 13a-15(d) and 15d-15(d) of the Exchange Act that occurred during the quarter ended March 31, 2021 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 2.  Unregistered Sales of Equity Securities and Use of Proceeds

(c) Issuer Purchases of Equity Securities

The following table sets forth the number of shares purchased, the average price paid per share, the total number of shares purchased as part of publicly announced programs, and the approximate dollar value of shares that may yet be purchased under the programs during each month in the second quarter ended March 31, 2021. See Note 7. Stockholders' Equity and Earnings per Share contained in "Notes to Condensed Consolidated Financial Statements" in Part I, Item 1 of this Quarterly Report on Form 10-Q for additional information.

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Programs	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Programs
January 1 to January 31	208,326	$96.93	208,326	$473,380,878
February 1 to February 28	165	$105.87	—	$473,380,878
March 1 to March 31	2,490	$105.76	—	$473,380,878
Total	210,981		208,326

ITEM 3.  Defaults Upon Senior Securities

None.

ITEM 4.  Mine Safety Disclosures

Not applicable.

ITEM 5.  Other Information

None.

ITEM 6.  Exhibits

    (a)         Exhibits:

Exhibit Number	Description

2.1
Share Purchase Agreement, by and between Walgreens Boots Alliance, Inc. and AmerisourceBergen Corporation, dated as of January 6, 2021 (incorporated by reference to Exhibit 2.1 to AmerisourceBergen Corporation's Current Report on Form 8-K filed on January 8, 2021).

4.1
Tenth Supplemental Indenture, dated March 30, 2021, by and between AmerisourceBergen Corporation and U.S. Bank National Association (including Form of 0.737% Senior Note due 2023) (incorporated by reference to Exhibit 4.1 to AmerisourceBergen Corporation's Current Report on Form 8-K filed on April 1, 2021).

4.2
Eleventh Supplemental Indenture, dated March 30, 2021, by and between AmerisourceBergen Corporation and U.S. Bank National Association (including Form of 2.700% Senior Note due 2031) (incorporated by reference to Exhibit 4.2 to AmerisourceBergen Corporation's Current Report on Form 8-K filed on April 1, 2021).

10.1
Form of Amended and Restated AmerisourceBergen Shareholders Agreement, between AmerisourceBergen Corporation and Walgreens Boots Alliance, Inc. (incorporated by reference to Exhibit 10.1 to AmerisourceBergen Corporation's Current Report on Form 8-K filed on January 8, 2021).

10.2
Term Credit Agreement, dated as of February 17, 2021, among AmerisourceBergen Corporation, the lenders party thereto and JPMorgan Chase Bank, N.A., as Administrative Agent (incorporated by reference to Exhibit 10.1 to AmerisourceBergen Corporation's Current Report on Form 8-K filed on February 18, 2021).

10.3
Credit Agreement, dated as of February 17, 2021, among AmerisourceBergen Corporation, the lenders party thereto and JPMorgan Chase Bank, N.A., as Administrative Agent (incorporated by reference to Exhibit 10.2 to AmerisourceBergen Corporation's Current Report on Form 8-K filed on February 18, 2021).

31.1	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer.

31.2	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer.

32	Section 1350 Certifications of Chief Executive Officer and Chief Financial Officer.

101	Financial statements from the Quarterly Report on Form 10-Q of AmerisourceBergen Corporation for the quarter ended March 31, 2021, formatted in Inline Extensible Business Reporting Language (iXBRL): (i) the Consolidated Balance Sheets, (ii) the Consolidated Statements of Operations, (iii) the Consolidated Statements of Comprehensive Income, (iv) the Consolidated Statements of Changes in Stockholders' Equity, (v) the Consolidated Statements of Cash Flows, and (vi) the Notes to Consolidated Financial Statements.

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).

SIGNATURES

    Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

AMERISOURCEBERGEN CORPORATION

May 5, 2021	/s/ Steven H. Collis
Steven H. Collis
Chairman, President & Chief Executive Officer

May 5, 2021	/s/ James F. Cleary
James F. Cleary
Executive Vice President & Chief Financial Officer