Form 10-Q
period 2021-06-30
AMERISOURCEBERGEN CORP
filed 2021-08-04
CIK 1140859

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE QUARTERLY PERIOD ENDED June 30, 2021
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

The number of shares of common stock of AmerisourceBergen Corporation outstanding as of July 31, 2021 was 207,787,116.

AMERISOURCEBERGEN CORPORATION

PART I. FINANCIAL INFORMATION
ITEM I. Financial Statements (Unaudited)

AMERISOURCEBERGEN CORPORATION AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

(in thousands, except share and per share data)	June 30, 2021	September 30, 2020
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$2,553,217	$4,597,746
Accounts receivable, less allowances for returns and credit losses: $1,320,465 as of June 30, 2021 and $1,417,308 as of September 30, 2020	17,695,170	13,846,301
Inventories	14,996,364	12,589,278
Right to recover assets	1,215,839	1,344,649
Income tax receivable	254,065	488,428
Prepaid expenses and other	545,111	189,300
Total current assets	37,259,766	33,055,702

Property and equipment, net	2,143,080	1,484,808
Goodwill	9,132,723	6,706,719
Other intangible assets	5,437,825	1,886,107
Deferred income taxes	289,040	361,640
Other assets	1,668,502	779,854

TOTAL ASSETS	$55,930,936	$44,274,830

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)
Current liabilities:
Accounts payable	$36,502,816	$31,705,055
Accrued expenses and other	2,631,413	1,646,763
Short-term debt	455,609	501,259
Total current liabilities	39,589,838	33,853,077

Long-term debt	6,647,183	3,618,261
Accrued income taxes	283,735	284,845
Deferred income taxes	1,671,696	686,485
Accrued litigation liability	6,271,276	6,198,943
Other liabilities	1,058,767	472,855
Commitments and contingencies (Note 10)

Stockholders’ equity (deficit):
Common stock, $0.01 par value - authorized, issued, and outstanding: 600,000,000 shares, 290,343,806 shares, and 207,710,721 shares as of June 30, 2021, respectively, and 600,000,000 shares, 287,790,479 shares, and 204,226,465 shares as of September 30, 2020, respectively	2,903	2,878
Additional paid-in capital	5,412,586	5,081,776
Retained earnings	1,325,422	518,335
Accumulated other comprehensive loss	(233,238)	(108,830)
Treasury stock, at cost: 82,633,085 shares as of June 30, 2021 and 83,564,014 shares as of September 30, 2020	(6,469,711)	(6,513,083)
Total AmerisourceBergen Corporation stockholders' equity (deficit)	37,962	(1,018,924)
Noncontrolling interests	370,479	179,288
Total equity (deficit)	408,441	(839,636)

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)	$55,930,936	$44,274,830
See notes to consolidated financial statements.

AMERISOURCEBERGEN CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Three months ended June 30,		Nine months ended June 30,
(in thousands, except per share data)	2021	2020	2021	2020
Revenue	$53,405,695	$45,366,777	$155,076,422	$140,649,158
Cost of goods sold	51,517,489	44,141,061	150,202,605	136,804,121
Gross profit	1,888,206	1,225,716	4,873,817	3,845,037
Operating expenses:
Distribution, selling, and administrative	913,414	666,885	2,378,563	2,046,251
Depreciation	82,320	69,594	231,535	208,634
Amortization	44,781	25,821	95,916	85,091
Employee severance, litigation, and other	226,964	58,585	375,501	165,626
Impairment of PharMEDium assets	—	—	—	361,652
Operating income	620,727	404,831	1,792,302	977,783
Other (income) loss, net	(4,141)	1,073	4,901	2,806
Interest expense, net	51,338	37,748	119,478	103,176
Loss on early retirement of debt	—	22,175	—	22,175
Income before income taxes	573,530	343,835	1,667,923	849,626
Income tax expense (benefit)	278,082	56,567	559,763	(595,321)
Net income	295,448	287,268	1,108,160	1,444,947
Net (income) loss attributable to noncontrolling interests	(3,326)	2,171	(5,926)	(7,591)
Net income attributable to AmerisourceBergen Corporation	$292,122	$289,439	$1,102,234	$1,437,356

Earnings per share:
Basic	$1.42	$1.42	$5.37	$7.01
Diluted	$1.40	$1.41	$5.31	$6.95

Weighted average common shares outstanding:
Basic	206,156	203,654	205,255	205,017
Diluted	208,912	205,544	207,679	206,714

Cash dividends declared per share of common stock	$0.44	$0.42	$1.32	$1.24

See notes to consolidated financial statements.

AMERISOURCEBERGEN CORPORATION AND SUBSIDIARIES
 CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited)

	Three months ended June 30,		Nine months ended June 30,
(in thousands)	2021	2020	2021	2020
Net income	$295,448	$287,268	$1,108,160	$1,444,947
Other comprehensive (loss) income
Foreign currency translation adjustments	(154,075)	3,181	(114,136)	(27,224)
Other	—	(690)	—	(656)
Total other comprehensive (loss) income	(154,075)	2,491	(114,136)	(27,880)
Total comprehensive income	141,373	289,759	994,024	1,417,067
Comprehensive (income) loss attributable to noncontrolling interests	(13,241)	3,824	(16,198)	3,590
Comprehensive income attributable to AmerisourceBergen Corporation	$128,132	$293,583	$977,826	$1,420,657

See notes to consolidated financial statements.

AMERISOURCEBERGEN CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
(Unaudited)

(in thousands, except per share data)	Common Stock	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Treasury Stock	Noncontrolling Interests	Total
March 31, 2021	$2,900	$5,278,379	$1,124,976	$(69,248)	$(6,618,763)	$178,974	$(102,782)
Net income	—	—	292,122	—	—	3,326	295,448
Other comprehensive (loss) income	—	—	—	(163,990)	—	9,915	(154,075)
Cash dividends, $0.44 per share	—	—	(91,676)	—	—	—	(91,676)
Exercises of stock options	3	33,968	—	—	—	—	33,971
Share-based compensation expense	—	14,355	—	—	—	—	14,355
Equity consideration issued for acquisition of Alliance Healthcare (Note 2)	—	86,089	—	—	149,052	—	235,141
Acquisition of Alliance Healthcare (Note 2)	—	—	—	—	—	178,264	178,264
Other	—	(205)	—	—	—	—	(205)
June 30, 2021	$2,903	$5,412,586	$1,325,422	$(233,238)	$(6,469,711)	$370,479	$408,441

(in thousands, except per share data)	Common Stock	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Treasury Stock	Noncontrolling Interests	Total
March 31, 2020	$2,868	$4,972,109	$5,248,005	$(132,808)	$(6,499,584)	$114,523	$3,705,113
Net income (loss)	—	—	289,439	—	—	(2,171)	287,268
Other comprehensive income (loss)	—	—	—	4,144	—	(1,653)	2,491
Cash dividends, $0.42 per share	—	—	(86,223)	—	—	—	(86,223)
Exercises of stock options	7	60,984	—	—	—	—	60,991
Share-based compensation expense	—	11,816	—	—	—	—	11,816
Purchases of common stock	—	—	—	—	(13,297)	—	(13,297)
Employee tax withholdings related to restricted share vesting	—	—	—	—	(75)	—	(75)
Other	—	(133)	—	—	—	—	(133)
June 30, 2020	$2,875	$5,044,776	$5,451,221	$(128,664)	$(6,512,956)	$110,699	$3,967,951

See notes to consolidated financial statements.

AMERISOURCEBERGEN CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
(Unaudited)

(in thousands, except per share data)	Common Stock	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Treasury Stock	Noncontrolling Interests	Total
September 30, 2020	$2,878	$5,081,776	$518,335	$(108,830)	$(6,513,083)	$179,288	$(839,636)
Adoption of ASC 326, net of tax (Note 1)	—		(21,106)	—	—	(2,988)	(24,094)
Net income	—	—	1,102,234	—	—	5,926	1,108,160
Other comprehensive (loss) income	—	—	—	(124,408)	—	10,272	(114,136)
Cash dividends, $1.32 per share	—	—	(274,041)	—	—	—	(274,041)
Exercises of stock options	18	164,279	—	—	—	—	164,297
Share-based compensation expense	—	81,465	—	—	—	—	81,465
Purchases of common stock	—	—	—	—	(82,150)	—	(82,150)
Employee tax withholdings related to restricted share vesting	—	—			(23,530)	—	(23,530)
Equity consideration issued for acquisition of Alliance Healthcare (Note 2)	—	86,089	—	—	149,052	—	235,141
Acquisition of Alliance Healthcare (Note 2)	—	—	—	—	—	178,264	178,264
Other	7	(1,023)	—	—	—	(283)	(1,299)
June 30, 2021	$2,903	$5,412,586	$1,325,422	$(233,238)	$(6,469,711)	$370,479	$408,441

(in thousands, except per share data)	Common Stock	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Treasury Stock	Noncontrolling Interests	Total
September 30, 2019	$2,853	$4,850,142	$4,235,491	$(111,965)	$(6,097,604)	$114,289	$2,993,206
Adoption of ASC 842, net of tax	—	—	35,138	—	—	—	35,138
Net income	—	—	1,437,356	—	—	7,591	1,444,947
Other comprehensive loss	—	—	—	(16,699)	—	(11,181)	(27,880)
Cash dividends, $1.24 per share	—	—	(256,764)	—	—	—	(256,764)
Exercises of stock options	18	137,730	—	—	—	—	137,748
Share-based compensation expense	—	57,579	—	—	—	—	57,579
Purchases of common stock	—	—	—	—	(405,692)	—	(405,692)
Employee tax withholdings related to restricted share vesting	—	—	—	—	(9,660)	—	(9,660)
Other	4	(675)	—	—	—	—	(671)
June 30, 2020	$2,875	$5,044,776	$5,451,221	$(128,664)	$(6,512,956)	$110,699	$3,967,951

See notes to consolidated financial statements.

AMERISOURCEBERGEN CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Nine months ended June 30,
(in thousands)	2021	2020
OPERATING ACTIVITIES
Net income	$1,108,160	$1,444,947
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation, including amounts charged to cost of goods sold	237,854	215,195
Amortization, including amounts charged to interest expense	102,635	93,758
Provision for credit losses	13,533	25,409
Provision (benefit) for deferred income taxes	303,637	(7,199)
Share-based compensation	81,465	57,579
LIFO (credit) expense	(160,565)	43,195
Impairment of PharMEDium assets	—	361,652
Loss on early retirement of debt	—	22,175
Other, net	21,394	10,241
Changes in operating assets and liabilities, excluding the effects of acquisitions:
Accounts receivable	(116,845)	(436,237)
Inventories	(594,708)	(910,828)
Income taxes receivable	234,362	(590,165)
Prepaid expenses and other assets	86,540	28,757
Accounts payable	242,419	824,105
Income taxes payable	(44,791)	(97,093)
Accrued expenses and other liabilities	69,346	(177,683)
Long-term accrued litigation liability	72,333	—
NET CASH PROVIDED BY OPERATING ACTIVITIES	1,656,769	907,808
INVESTING ACTIVITIES
Capital expenditures	(273,407)	(251,101)
Cost of acquired companies, net of cash acquired	(5,536,717)	—
Cost of equity investments	(162,620)	(34,830)
Other, net	2,516	7,824
NET CASH USED IN INVESTING ACTIVITIES	(5,970,228)	(278,107)
FINANCING ACTIVITIES
Senior notes and other loan borrowings	3,165,184	590,106
Loan repayments	(550,345)	(568,032)
Borrowings under revolving and securitization credit facilities	4,617,858	116,946
Repayments under revolving and securitization credit facilities	(4,612,382)	(149,980)
Payment of premium on early retirement of debt	—	(21,448)
Purchases of common stock	(82,150)	(420,449)
Exercises of stock options	164,297	137,748
Cash dividends on common stock	(274,041)	(256,764)
Tax withholdings related to restricted share vesting	(23,530)	(9,660)
Other	(7,435)	(2,090)
NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES	2,397,456	(583,623)
(DECREASE) INCREASE IN CASH, CASH EQUIVALENTS, AND RESTRICTED CASH	(1,916,003)	46,078
Cash, cash equivalents, and restricted cash at beginning of period	4,597,746	3,374,194
CASH, CASH EQUIVALENTS, AND RESTRICTED CASH AT END OF PERIOD	$2,681,743	$3,420,272
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

The accompanying unaudited consolidated financial statements have been prepared in conformity with U.S. generally accepted accounting principles ("GAAP") for interim financial information, the instructions to Form 10-Q, and Rule 10-01 of Regulation S-X. In the opinion of management, all adjustments (consisting only of normal recurring accruals, except as otherwise disclosed herein) considered necessary to present fairly the financial position as of June 30, 2021 and the results of operations and cash flows for the interim periods ended June 30, 2021 and 2020 have been included. Certain information and footnote disclosures normally included in financial statements presented in accordance with U.S. GAAP, but which are not required for interim reporting purposes, have been omitted. The accompanying unaudited consolidated financial statements should be read in conjunction with the financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the fiscal year ended September 30, 2020.

The preparation of financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect amounts reported in the financial statements and accompanying notes. Actual amounts could differ from these estimated amounts. Certain reclassifications have been made to prior-period amounts in order to conform to the current year presentation.

Restricted Cash

The Company's Alliance Healthcare (see Note 2) business is required to maintain certain cash deposits with banks mainly consisting of deposits restricted under contractual agency agreements and cash restricted by law and other obligations.

The following represents a reconciliation of cash and cash equivalents in the Consolidated Balance Sheets to cash, cash equivalents, and restricted cash in the Consolidated Statements of Cash Flows:

(amounts in thousands)	June 30, 2021	September 30, 2020
	(unaudited)
Cash and cash equivalents	$2,553,217	$4,597,746
Restricted cash (included in Prepaid Expenses and Other)	128,526	—
Cash, cash equivalents, and restricted cash	$2,681,743	$4,597,746

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

As of June 30, 2021, there were no other recently-issued accounting standards that may have a material impact on the Company’s financial position, results of operations, cash flows, or notes to the financial statements upon their adoption.

Note 2.  Acquisition

On June 1, 2021, the Company acquired a majority of Walgreens Boots Alliance, Inc.'s ("WBA") Alliance Healthcare businesses ("Alliance Healthcare") for $6,602.0 million in cash, subject to certain purchase price adjustments, $229.1 million of the Company's common stock (2 million shares at the Company's June 1, 2021 opening stock price of $114.54 per share), $118.2 million of estimated accrued consideration, and $6.1 million of other equity consideration (the "Transaction"). The net cash payment was $5,536.7 million, as the Company acquired $922.0 million of cash and cash equivalents and $143.3 million of restricted cash. The shares issued were from the Company's treasury stock on a first-in, first-out basis and were originally purchased for $149.1 million. WBA’s operations in China, Italy, and Germany were not part of this Transaction. The Company funded the cash purchase price through a combination of cash on hand and new debt financing (see Note 6). The acquisition expands the Company's reach and solutions in pharmaceutical distribution and adds to the Company's depth and breadth of global manufacturer services.

The purchase price has been preliminarily allocated to the underlying assets acquired and liabilities assumed based upon their estimated fair values at the date of the acquisition in the table that follows. The preliminary allocation is pending the finalization of the third-party appraisals of intangible assets and the corresponding deferred taxes, as well as the finalization of working capital account balances and lease right-of-use assets and liabilities. There can be no assurance that the estimated amounts recorded will represent the final purchase price allocation.

(in thousands)
Consideration
Cash	$6,602,020
Equity (2 million shares of AmerisourceBergen Corporation common stock)	229,080
Estimated accrued consideration	118,213
Other equity consideration	6,061
Fair value of total consideration	$6,955,374

Recognized amounts of identifiable assets acquired and liabilities assumed
Cash and cash equivalents	$921,995
Accounts receivable	3,703,895
Inventories	1,655,291
Prepaid expenses and other	381,888
Property and equipment	633,057
Goodwill	2,488,802
Other intangible assets	3,735,000
Other assets	496,443
Total assets acquired	14,016,371

Accounts payable	(4,618,807)
Accrued expenses and other	(762,223)
Short-term debt	(353,420)
Deferred income taxes	(790,134)
Other liabilities	(358,149)
Total liabilities assumed	(6,882,733)

Net assets acquired	7,133,638

Noncontrolling interest	(178,264)
Equity consideration	(235,141)
Estimated accrued consideration	(118,213)
Cash acquired, including restricted cash of $143,308 included in Prepaid Expenses and Other	(1,065,303)
Net cash paid	$5,536,717

The estimated fair value of the intangible assets acquired of $3.7 billion and the estimated useful lives are as follows:

(in thousands, except useful lives)	Fair Value	Weighted-Average Useful Life
Customer relationships	$3,327,000	18
Trade names	408,000	11
Total	$3,735,000

Goodwill resulting from this acquisition is not expected to be deductible for income tax purposes.

The fair value of the $178.3 million noncontrolling interest in Alliance Healthcare Egypt, a 50%-owned subsidiary, was estimated by applying income and market-based approaches. This fair value measurement is based on inputs that are not observable in the market and; therefore, represents a fair value measurement categorized within Level 3 of the fair value hierarchy.

The Company incurred $88.8 million of acquisition-related costs in connection with this acquisition. These costs are included in Employee Severance, Litigation, and Other in the Company's Statements of Operations for the nine months ended June 30, 2021.

The Company's consolidated results of operations since the acquisition date include Alliance Healthcare revenue of $1.9 billion and pretax earnings of $20.6 million. Alliance Healthcare's results of operations are included in Other within the Company's business segment information (see Note 13).

Prior to August 18, 2021, the Company will file unaudited condensed combined pro forma financial statements combining the historical consolidated financial statements of the Company and Alliance Healthcare, as adjusted to give effect to the acquisition of Alliance Healthcare by the Company in a Current Report on Form 8-K.

See Part II. Other Information-Item 1A. Risk Factors on page 38 of this Quarterly Report on Form 10-Q for additional risk factors related to our strategic transactions with WBA.

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

The following assets and liabilities of Profarma are included in the Company's Consolidated Balance Sheets:

(in thousands)	June 30, 2021	September 30, 2020
Cash and cash equivalents	$35,498	$96,983
Accounts receivables, net	159,245	120,486
Inventories	209,911	144,059
Prepaid expenses and other	74,781	52,885
Property and equipment, net	31,017	23,584
Goodwill	82,309	82,309
Other intangible assets	71,886	73,543
Other long-term assets	74,629	53,513
Total assets	$739,276	$647,362

Accounts payable	$169,576	$141,147
Accrued expenses and other	39,901	34,415
Short-term debt	96,802	98,399
Long-term debt	67,828	44,144
Deferred income taxes	37,985	38,854
Other long-term liabilities	60,427	43,413
Total liabilities	$472,519	$400,372

    Profarma's assets can only be used to settle its obligations, and its creditors do not have recourse to the general credit of the Company.

Note 4.  Income Taxes

United Kingdom Tax Reform

The United Kingdom ("UK") government delivered a Spring Budget in March 2021 that set out a plan to provide continuing support for jobs and businesses as the UK recovers from the COVID-19 pandemic. The UK government Finance Act 2021 includes a provision to increase the corporate tax rate from 19% to 25% beginning on April 1, 2023. As a result, the Company recognized a deferred tax expense of $127.6 million to increase its deferred tax liabilities for the change in the tax rate.

Swiss Tax Reform

    In November 2020, the Canton of Bern approved its Budget 2021, which called for lowering its corporate income tax rate applicable to the Company’s Swiss operations effective October 1, 2020. As a result, the Company recognized a deferred tax expense to reduce its Swiss deferred tax asset for the change in tax rate.

Other Information

    The Company files income tax returns in U.S. federal and state jurisdictions as well as various foreign jurisdictions. As of June 30, 2021, the Company had unrecognized tax benefits, defined as the aggregate tax effect of differences between tax return positions and the benefits recognized in the Company’s financial statements, of $512.8 million ($464.8 million, net of federal benefit). If recognized, $446.5 million of these tax benefits would have reduced income tax expense and the effective tax rate. Included in this amount is $22.8 million of interest and penalties, which the Company records in Income Tax Expense in the Company's Consolidated Statements of Operations. In the nine months ended June 30, 2021, unrecognized tax benefits increased by $14.5 million. Over the next 12 months, it is reasonably possible that tax authority audit resolutions and the expiration of statutes of limitations could result in a reduction of unrecognized tax benefits of approximately $16.8 million.

    The Company's effective tax rates were 48.5% and 33.6% for the three and nine months ended June 30, 2021, respectively. The Company's effective tax rates were 16.5% and (70.1)% for the three and nine months ended June 30, 2020, respectively. The effective tax rates for the three and nine months ended June 30, 2021 were higher than the U.S. statutory rate primarily due to UK Tax Reform. The effective tax rate in the nine months ended June 30, 2020 was lower than the U.S. statutory rate due to the tax benefits associated with the worthless stock deduction in connection with the permanent shutdown of the PharMEDium compounding business and the Coronavirus Aid, Relief, and Economic Security Act (the provisions of which adjusted the net operating loss carryback rules and accelerated available refunds for alternative minimum tax credit carryforwards) and a higher mix of foreign earnings at lower tax rates in Switzerland and Ireland since U.S. earnings were lower principally due to the impairments of PharMEDium assets.

Note 5.  Goodwill and Other Intangible Assets

The following is a summary of the changes in the carrying value of goodwill, by reportable segment, for the nine months ended June 30, 2021:

(in thousands)	Pharmaceutical Distribution Services	Other	Total
Goodwill as of September 30, 2020	$4,852,775	$1,853,944	$6,706,719
Goodwill recognized in connection with acquisitions (see Note 2)	—	2,488,802	2,488,802
Foreign currency translation	—	(62,798)	(62,798)
Goodwill as of June 30, 2021	$4,852,775	$4,279,948	$9,132,723

    The following is a summary of other intangible assets:

	June 30, 2021				September 30, 2020
(in thousands)	Weighted Average Remaining Useful Life	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Indefinite-lived trade names		$685,470	$—	$685,470	$685,312	$—	$685,312
Finite-lived:
Customer relationships	16 years	4,919,920	(648,733)	4,271,187	1,671,888	(565,372)	1,106,516
Trade names and other	12 years	610,507	(129,339)	481,168	210,394	(116,115)	94,279
Total other intangible assets		$6,215,897	$(778,072)	$5,437,825	$2,567,594	$(681,487)	$1,886,107

    Amortization expense for finite-lived intangible assets was $44.8 million and $25.8 million in the three months ended June 30, 2021 and 2020, respectively. Amortization expense for finite-lived intangible assets was $95.9 million and $85.1 million in the nine months ended June 30, 2021 and 2020, respectively. Amortization expense for finite-lived intangible assets is estimated to be $178.7 million in fiscal 2021, $330.3 million in fiscal 2022, $328.8 million in fiscal 2023, $327.1 million in fiscal 2024, $326.1 million in fiscal 2025, and $3,357.2 million thereafter.

Note 6.  Debt

Debt consisted of the following:

(in thousands)	June 30, 2021	September 30, 2020
Revolving credit note	$—	$—
Term loan due in October 2020	—	399,982
Receivables securitization facility due 2022	350,000	350,000
364-day revolving credit facility	—	—
Term loan due in June 2023	499,661	—
Overdraft facility due 2024 (£10,000)	—	—
Multi-currency revolving credit facility due 2024	—	—
$1,525,000, 0.737% senior notes due 2023	1,517,263	—
$500,000, 3.400% senior notes due 2024	498,600	498,232
$500,000, 3.250% senior notes due 2025	497,499	496,990
$750,000, 3.450% senior notes due 2027	744,571	743,940
$500,000, 2.800% senior notes due 2030	494,585	494,045
$1,000,000, 2.700% senior notes due 2031	989,275	—
$500,000, 4.250% senior notes due 2045	494,892	494,730
$500,000, 4.300% senior notes due 2047	492,955	492,755
Alliance Healthcare debt	354,975	—
Nonrecourse debt	168,516	148,846
Total debt	7,102,792	4,119,520
Less AmerisourceBergen Corporation current portion	—	399,982
Less Alliance Healthcare current portion	354,975	—
Less nonrecourse current portion	100,634	101,277
Total, net of current portion	$6,647,183	$3,618,261

Multi-Currency Revolving Credit Facility

    The Company has a $1.4 billion multi-currency senior unsecured revolving credit facility ("Multi-Currency Revolving Credit Facility"), which is scheduled to expire in September 2024, with a syndicate of lenders. Interest on borrowings under the Multi-Currency Revolving Credit Facility accrues at specified rates based on the Company’s debt rating and ranges from 70 basis points to 112.5 basis points over CDOR/LIBOR/EURIBOR/Bankers Acceptance Stamping Fee, as applicable (101.5 basis points over CDOR/LIBOR/EURIBOR/Bankers Acceptance Stamping Fee as of June 30, 2021) and from 0 basis points to 12.5 basis points over the alternate base rate and Canadian prime rate, as applicable. The Company pays facility fees to maintain the availability under the Multi-Currency Revolving Credit Facility at specified rates based on its debt rating, ranging from 5 basis points to 12.5 basis points, annually, of the total commitment (11 basis points as of June 30, 2021). The Company may choose to repay or reduce its commitments under the Multi-Currency Revolving Credit Facility at any time. The Multi-Currency Revolving Credit Facility contains covenants, including compliance with a financial leverage ratio test, as well as others that impose limitations on, among other things, indebtedness of subsidiaries and asset sales, with which the Company was compliant as of June 30, 2021.

Commercial Paper Program

    The Company has a commercial paper program whereby it may from time to time issue short-term promissory notes in an aggregate amount of up to $1.4 billion at any one time. Amounts available under the program may be borrowed, repaid, and re-borrowed from time to time. The maturities on the notes will vary, but may not exceed 365 days from the date of issuance. The notes will bear interest, if interest bearing, or will be sold at a discount from their face amounts. The commercial paper program does not increase the Company’s borrowing capacity as it is fully backed by the Company’s Multi-Currency Revolving Credit Facility. There were no borrowings outstanding under the commercial paper program as of June 30, 2021.

Receivables Securitization Facility

    The Company has a $1,450 million receivables securitization facility ("Receivables Securitization Facility"), which is scheduled to expire in September 2022. The Company has available to it an accordion feature whereby the commitment on the Receivables Securitization Facility may be increased by up to $250 million, subject to lender approval, for seasonal needs during the December and March quarters. Interest rates are based on prevailing market rates for short-term commercial paper or LIBOR, plus a program fee. The Company pays a customary unused fee at prevailing market rates, annually, to maintain the availability under the Receivables Securitization Facility. The Receivables Securitization Facility contains similar covenants to the Multi-Currency Revolving Credit Facility, with which the Company was compliant as of June 30, 2021.

364-Day Revolving Credit Facility

In February 2021, the Company entered into an agreement pursuant to which it obtained a $1.0 billion senior secured revolving credit facility ("364-Day Revolving Credit Facility") with a syndicate of lenders, which is scheduled to expire 364 days after June 1, 2021, the closing of the acquisition of a majority of WBA's Alliance Healthcare businesses. Interest on borrowings under the 364-Day Revolving Credit Facility accrues at specified rates based on the Company's debt rating and ranges from 83.5 basis points to 125 basis points (104.5 basis points as of June 30, 2021) over LIBOR and from 0 basis points to 25 basis points (4.5 basis points as of June 30, 2021) over the alternate base rate. The Company pays facility fees to maintain availability under the 364-Day Revolving Credit Facility at specified rates based on its debt rating, ranging from 4 basis points to 12.5 basis points (8 basis points as of June 30, 2021), annually, of the total commitment. The Company may choose to repay or reduce its commitments under the 364-Day Revolving Credit Facility at any time. The 364-Day Revolving Credit Facility contains a feature whereby the Company has the option to convert to a term loan the outstanding borrowings under this facility. The 364-Day Revolving Credit Facility contains covenants, including compliance with a financial leverage ratio test, as well as others that impose limitations on, among other things, indebtedness of subsidiaries and asset sales, with which the Company was compliant as of June 30, 2021.

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
Term Loans
The $400 million October 2018 Term Loan matured and was repaid in October 2020.
In February 2021, the Company entered into a $1.0 billion variable-rate term loan (“February 2021 Term Loan”), which was available to be drawn on the closing date of the acquisition of a majority of WBA's Alliance Healthcare businesses. In April 2021, the Company reduced its commitment under the February 2021 Term Loan to $500 million. In June 2021, the Company borrowed $500 million under the February 2021 Term Loan to finance a portion of the June 2021 Alliance Healthcare acquisition. The February 2021 Term Loan matures in June 2023. The February 2021 Term Loan bears interest at a rate equal either to a base rate plus a margin, or LIBOR, plus a margin. The margin is based on the public debt ratings of the Company and ranges from 87.5 basis points to 137.5 basis points (112.5 basis points as of June 30, 2021) over LIBOR and 0 basis points to 37.5 basis points (12.5 basis points as of June 30, 2021) over a base rate. The February 2021 Term Loan contains similar covenants to the Multi-Currency Revolving Credit Facility, with which the Company was compliant as of June 30, 2021.
Senior Notes
In March 2021, the Company issued $1,525 million of 0.737% senior notes due March 15, 2023 (the "2023 Notes"). The 2023 Notes were sold at 100.00% of the principal amount. Interest on the 2023 Notes is payable semi-annually in arrears, commencing on September 15, 2021. In March 2021, the Company issued $1,000 million of 2.700% senior notes due March 15, 2031 (the "2031 Notes"). The 2031 Notes were sold at 99.79% of the principal amount and have an effective yield of 2.706%. Interest on the 2031 Notes is payable semi-annually in arrears, commencing on September 15, 2021. The 2023 Notes and 2031 Notes rank pari passu to the Company's other senior notes, the Multi-Currency Revolving Credit Facility, the Revolving Credit Note, the Overdraft Facility, and the 364-Day Revolving Credit Facility. The Company used the proceeds from the 2023 Notes and the 2031 Notes to finance a portion of the June 2021 Alliance Healthcare acquisition.

Alliance Healthcare Debt
Alliance Healthcare debt is comprised of uncommitted revolving credit facilities in various currencies with various rates, the majority of which is held in Egypt and Turkey. These facilities are used to fund its working capital needs.
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

Note 7.  Stockholders’ Equity and Earnings per Share

In October 2018, the Company's board of directors authorized a share repurchase program allowing the Company to purchase up to $1.0 billion of its outstanding shares of common stock, subject to market conditions. During the nine months ended June 30, 2021, the Company purchased 0.6 million shares of its common stock for a total of $55.5 million to complete its authorization under this program.

In May 2020, the Company's board of directors authorized a share repurchase program allowing the Company to purchase up to $500 million of its outstanding shares of common stock, subject to market conditions. During the nine months ended June 30, 2021, the Company purchased 0.3 million shares of its common stock for a total of $26.6 million. As of June 30, 2021, the Company had $473.4 million of availability remaining under this program.

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

    The following illustrates the components of diluted weighted average shares outstanding for the periods indicated:

	Three months ended June 30,		Nine months ended June 30,
(in thousands)	2021	2020	2021	2020
Weighted average common shares outstanding - basic	206,156	203,654	205,255	205,017
Dilutive effect of stock options and restricted stock units	2,756	1,890	2,424	1,697
Weighted average common shares outstanding - diluted	208,912	205,544	207,679	206,714

The potentially dilutive stock options and restricted stock units that were antidilutive for the three and nine months ended June 30, 2021 were none and 0.1 million, respectively. The potentially dilutive stock options and restricted stock units that were antidilutive for the three and nine months ended June 30, 2020 were 2.5 million and 3.6 million, respectively.

Note 8. Related Party Transactions

WBA owns more than 10% of the Company’s outstanding common stock and is, therefore, considered a related party. The Company operates under various agreements and arrangements with WBA, including a pharmaceutical distribution agreement pursuant to which the Company distributes pharmaceutical products to WBA and an agreement that provides the Company the ability to access favorable economic pricing and generic products through a generic purchasing services arrangement with Walgreens Boots Alliance Development GmbH (both through 2029) as well as a distribution agreement pursuant to which it will supply branded and generic pharmaceutical products to WBA’s Boots UK Ltd. subsidiary (through 2031).

Revenue from the various agreements and arrangements with WBA was $16.4 billion and $48.9 billion in the three and nine months ended June 30, 2021, respectively. Revenue from the various agreements and arrangements with WBA was $15.2 billion and $47.0 billion in the three and nine months ended June 30, 2020, respectively. The Company’s receivable from WBA, net of incentives, was $6.7 billion and $6.6 billion as of June 30, 2021 and September 30, 2020, respectively.

Note 9. Employee Severance, Litigation, and Other

    The following illustrates the charges incurred by the Company relating to Employee Severance, Litigation, and Other for the periods indicated:

	Three months ended June 30,		Nine months ended June 30,
(in thousands)	2021	2020	2021	2020
Employee severance	$6,720	$6,523	$6,720	$32,368
Litigation and opioid-related costs	153,225	31,369	227,275	86,850
Acquisition-related deal and integration costs	54,674	8,306	97,149	9,109
Business transformation efforts	14,654	9,443	37,738	26,937
Other restructuring costs, net	(2,309)	2,944	6,619	10,362
Total employee severance, litigation, and other	$226,964	$58,585	$375,501	$165,626

Employee severance in the three and nine months ended June 30, 2021 primarily relate to restructuring activities in the Company's Global Commercialization Services businesses. Employee severance in the nine months ended June 30, 2020 included costs primarily related to position eliminations resulting from the Company's decision to permanently exit the PharMEDium compounding business.

Litigation and opioid-related costs in the three and nine months ended June 30, 2021 and 2020 related to legal fees in connection with opioid lawsuits and investigations. The three and nine months ended June 30, 2021 also included $124.3 million and $141.4 million, respectively, of accruals primarily related to the proposed opioid settlement (see Note 10).

Acquisition-related deal and integration costs in the three and nine months ended June 30, 2021 primarily related to the June 2021 acquisition of Alliance Healthcare.

Business transformation efforts in the three and nine months ended June 30, 2021 and 2020 primarily related to costs associated with reorganizing the Company to further align the organization to its customers' needs. The majority of these costs related to services provided by third-party consultants, including certain technology initiatives.

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

Opioid Lawsuits and Investigations

A significant number of counties, municipalities, and other governmental entities in a majority of U.S. states and Puerto Rico, as well as numerous states and tribes, have filed lawsuits in various federal, state and other courts against pharmaceutical wholesale distributors (including the Company and certain subsidiaries, such as AmerisourceBergen Drug Corporation ("ABDC") and H.D. Smith), pharmaceutical manufacturers, retail pharmacy chains, medical practices, and physicians relating to the distribution of prescription opioid pain medications. Other lawsuits regarding the distribution of prescription opioid pain medications have been filed by: third-party payors and similar entities; hospitals; hospital groups; and individuals, including cases styled as putative class actions. The lawsuits, which have been and continue to be filed in federal, state, and other courts, generally allege violations of controlled substance laws and various other statutes as well as common law claims, including negligence, public nuisance, and unjust enrichment, and seek equitable relief and monetary damages. An initial group of cases was consolidated for Multidistrict Litigation ("MDL") proceedings before the United States District Court for the Northern District of Ohio (the "Court") in December 2017. Additional cases have been, and will likely continue to be, transferred to the MDL. Further, in June 2018, the Court granted a motion permitting the United States, through the Department of Justice ("DOJ"), to participate in settlement discussions and as a friend of the Court by providing information to facilitate non-monetary remedies.

In April 2018, the Court issued an order creating a litigation track, which includes dispositive motion practice, discovery, and trials in certain bellwether jurisdictions. In December 2018, the Court issued an order selecting two cases for a second bellwether discovery and trial track. In November 2019 and January 2020, the Court filed Suggestions of Remand with the Judicial Panel on Multidistrict Litigation that identified four cases filed against the Company, including the two cases in the second bellwether trial track, for potential transfer from the MDL back to federal courts in California, Oklahoma, and West Virginia for the completion of discovery, motion practice, and trial. All four cases have now been remanded to those federal district courts. The two consolidated cases in West Virginia commenced trial on May 3, 2021. The Oklahoma case, in which the plaintiff is the Cherokee Nation, is scheduled for trial in September 2022. On January 26, 2021, the California case was stayed as to the Company and several other defendants. As such, there is no applicable trial date for that case.

On July 21, 2021, the Company announced that it and the two other national pharmaceutical distributors have negotiated a comprehensive proposed settlement agreement that, if all conditions are satisfied, would result in the resolution of a substantial majority of opioid lawsuits filed by state and local governmental entities. The proposed settlement agreement and settlement process is subject to conditions and will not become effective unless and until the Company and the two other distributors each make separate independent determinations that (1) following a 30-day sign-on period, a sufficient number of “States” (including the District of Columbia and U.S. territories) have agreed to the proposed settlement agreement (the “Settling States”); and, subsequently, (2) following a 120-day sign-on period, a sufficient number of political subdivisions in the Settling States, including those that have not sued, have agreed to the proposed settlement agreement (or otherwise had their claims foreclosed). If these conditions are satisfied, a final settlement agreement based upon the terms contained in the proposed settlement agreement would become effective sixty (60) days after the distributors determine that there is sufficient participation by political subdivisions in the Settling States. The proposed settlement agreement provides for a settlement of up to approximately $21 billion, of which the Company's portion would be 31.0%. Pursuant to the proposed settlement agreement, the Company would pay up to approximately $6.4 billion over 18 years and comply with other requirements, including establishment of a clearinghouse that will consolidate data from all three national distributors. The exact payment amount will depend on several factors, including the participation rate of states and political subdivisions, the extent to which states take action to foreclose opioid lawsuits by political subdivisions (e.g., laws barring opioid lawsuits by political subdivisions), and the extent to which political subdivisions in Settling States file additional opioid lawsuits against the distributors after a settlement agreement becomes effective. West Virginia subdivisions and Native American tribes are not a part of this settlement process and the Company has been involved in separate negotiations with these groups. The settlement process does not contemplate participation by any non-governmental or non-political entities or individuals.

While the proposed settlement agreement remains subject to contingencies that could impact whether the parties ultimately decide to move forward, the Company believes a comprehensive settlement is probable and its loss related thereto can be reasonably estimated. The Company recorded a charge of $6.6 billion in the fourth quarter of the fiscal year ended September 30, 2020 within Employee Severance, Litigation and Other in its Statement of Operations related to the settlement as well as other opioid-related litigation. The Company recorded an additional $124.3 million and $141.4 million accrual in the three and nine months ended June 30, 2021, respectively, in connection with negotiation of the proposed settlement agreement and related obligations and other opioid-related litigation. The Company currently estimates that $477.0 million will be paid prior to June 30, 2022, which is recorded in Accrued Expenses and Other on the Company’s Consolidated Balance Sheet and that $443.0 million of the total $477.0 million short-term liability will be paid into escrow on or prior to September 30, 2021. The escrow payment related to the proposed settlement agreement will be disbursed following the effective date of the settlement, or returned to the Company if the settlement does not become effective. The remaining long-term liability of $6.3 billion is recorded in Accrued Litigation Liability on the Company's Consolidated Balance Sheet. While the Company has accrued its estimated liability for this matter, it is unable to estimate the range of possible loss associated with these opioid litigation matters. Because loss contingencies are inherently unpredictable and unfavorable developments or resolutions can occur, the assessment is highly subjective and requires judgments about future events. The Company will regularly review these opioid litigation matters to determine whether its accrual is adequate. The amount of ultimate loss may differ materially from the $6.7 billion accrual. Until such time as all of the conditions to finalize the proposed settlement agreement are satisfied or the parties otherwise resolve the lawsuits, the Company will continue to litigate and prepare for trial in the cases pending in the MDL, those remanded from the MDL to federal district courts, as well as in state courts where lawsuits have been filed, and intends to continue to vigorously defend itself in all such cases. Since these matters are still developing, the Company is unable to predict the outcome, but the result of these lawsuits could include excessive monetary verdicts and/or injunctive relief that may affect the Company's operations. Further, any final settlement among parties may differ materially from the proposed settlement agreement.

Notwithstanding the Company's total liability accrual of $6.7 billion, several cases filed in various state courts have trial dates scheduled in 2021 and later, although all such dates are subject to change. A trial in New York state for cases brought by Nassau and Suffolk Counties and the New York Attorney General against a variety of defendants, including the Company, which is not part of the MDL, commenced on June 28, 2021. On July 20, 2021, the Company and the two other distributors announced that they had reached an agreement to pay up to $1.179 billion in a settlement with the State of New York and participating subdivisions, including Nassau and Suffolk Counties, to resolve opioid-related claims, consistent with New York’s allocations under the proposed settlement agreement, as well as certain attorneys’ fees and costs. The Company's 31.0% share of the $1.179 billion settlement amount is a component of its overall $6.7 billion total liability accrual and a portion will be paid into escrow by September 30, 2021 and disbursed upon satisfaction of certain conditions including entry of a Consent Judgment. This escrow amount is also a component of the aforementioned $443.0 million payment to escrow. Under the settlement, claims in the New York state trial will be dismissed with prejudice as to the Company and the two other distributor defendants.

A trial in Washington state court for a case brought by the Washington Attorney General against ABDC and certain other pharmaceutical wholesale distributors is scheduled to begin on September 7, 2021. A trial in Ohio state court for a case brought by the Ohio Attorney General against ABDC and certain other pharmaceutical wholesale distributors is scheduled to begin on September 20, 2021.

Aside from those parties that have already filed suit, other entities, including additional attorneys general’s offices, counties, and cities in multiple states, may continue to file additional lawsuits or enforcement proceedings. The Company is vigorously defending itself in the pending lawsuits and intends to vigorously defend itself against any threatened lawsuits or enforcement proceedings.

The Company has also received subpoenas, civil investigative demands, and other requests for information, requesting the production of documents regarding the distribution of prescription opioid pain medications from government agencies in other jurisdictions, including certain states. The Company has engaged in discussions with representatives from these government agencies regarding the requests and has been producing responsive documents. The Company cannot predict how these matters would be affected by a comprehensive nationwide settlement.

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

On October 11, 2019, Teamsters Local 443 Health Services & Insurance Plan, St. Paul Electrical Construction Pension Plan, St. Paul Electrical Construction Workers Supplemental Pension Plan (2014 Restatement), Retirement Medical Funding Plan for the St. Paul Electrical Workers, and San Antonio Fire & Police Pension Fund filed a complaint for a purported derivative action in the Delaware Court of Chancery against the Company and certain of its current and former officers and directors (collectively, "Defendants"). The complaint alleges that the Defendants breached their fiduciary duties by failing to oversee the compliance by certain of the Company's subsidiaries (including the Company's former subsidiary Medical Initiatives, Inc. ("MII")) with federal regulations, allegedly resulting in the payment of fines and penalties in connection with the settlements with the USAO-EDNY in fiscal 2017 and 2018 that resolved claims arising from MII's pre-filled syringe program. In December 2019, Defendants filed a motion to dismiss the complaint. After briefing and oral argument, on August 24, 2020 the Delaware Court of Chancery denied Defendants' motion to dismiss. On September 24, 2020, the Board of Directors of the Company established a Special Litigation Committee to conduct an investigation concerning the plaintiffs’ allegations. On October 28, 2020, the Special Litigation Committee filed a motion to stay the litigation pending completion of its investigation. On November 10, 2020, the Delaware Court of Chancery granted the Special Litigation Committee’s motion to stay the litigation until May 9, 2021. On May 7, 2021, the Delaware Court of Chancery extended the stay through May 28, 2021. On May 22, 2021, the Special Litigation Committee and Company filed a Joint Motion for Entry of Order Under Delaware Rule of Evidence 510(f) and Permitting Confidential Filing (“Rule 510(f) Motion”). On May 25, 2021, the parties filed a Stipulation and Proposed Order Regarding Further Extension of the Stay and Briefing of Rule 510(f) Motion, in which the parties agreed that the Special Litigation Committee’s deadline to file its report would be extended until three business days after the Court rules on the Special Litigation Committee’s and Company’s Rule 510(f) Motion. The Court granted the parties’ stipulation and proposed order on May 26, 2021. The Plaintiffs opposed the Rule 510(f) Motion on May 28, 2021. On June 2, 2021, the Special Litigation Committee and Company filed a reply in support of the Rule 510(f) Motion, which remains pending.

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

Note 11.  Litigation Settlements

Antitrust Settlements

Numerous lawsuits have been filed against certain brand pharmaceutical manufacturers alleging that the manufacturer, by itself or in concert with others, took improper actions to delay or prevent generic drugs from entering the market. These lawsuits are generally brought as class actions. The Company is not typically named as a plaintiff in these lawsuits, but has been a member of the direct purchasers' class (i.e., those purchasers who purchase directly from these pharmaceutical manufacturers). None of the lawsuits have gone to trial, but some have settled in the past with the Company receiving proceeds from the settlement funds. The Company recognized gains of $147.4 million during the three and nine months ended June 30, 2021. The Company recognized gains of $8.5 million during the nine months ended June 30, 2020, related to these lawsuits. These gains, which are net of attorney fees and estimated payments due to other parties, were recorded as reductions to cost of goods sold in the Company’s Consolidated Statements of Operations.

Note 12.  Fair Value of Financial Instruments

The recorded amounts of the Company's cash and cash equivalents, accounts receivable, and accounts payable as of June 30, 2021 and September 30, 2020 approximate fair value based upon the relatively short-term nature of these financial instruments. Within Cash and Cash Equivalents, the Company had $644.0 million of investments in money market accounts as of June 30, 2021 and had $2,548.0 million of investments in money market accounts as of September 30, 2020. The fair value of the money market accounts was determined based upon unadjusted quoted prices in active markets for identical assets, otherwise known as Level 1 inputs.

The recorded amount of long-term debt (see Note 6) and the corresponding fair value as of June 30, 2021 were $6,647.2 million and $7,008.3 million, respectively. The recorded amount of long-term debt and the corresponding fair value as of September 30, 2020 were $3,618.3 million and $4,026.4 million, respectively. The fair value of long-term debt was determined based upon inputs other than quoted prices, otherwise known as Level 2 inputs.

Note 13.  Business Segment Information

    The Company is organized based upon the products and services it provides to its customers. The Company's operations are comprised of the Pharmaceutical Distribution Services reportable segment and other operating segments that are not significant enough to require separate reportable segment disclosure and, therefore, have been included in Other for the purpose of reportable segment presentation. Other consists of operating segments that focus on global commercialization services, animal health (MWI Animal Health), and international pharmaceutical wholesale and related service operations (Alliance Healthcare). The operating segments that focus on global commercialization services include AmerisourceBergen Consulting Services and World Courier.

The following illustrates reportable and operating segment disaggregated revenue as required by Accounting Standards Codification 606 for the periods indicated:

	Three months ended June 30,		Nine months ended June 30,
(in thousands)	2021	2020	2021	2020
Pharmaceutical Distribution Services	$49,312,013	$43,579,119	$146,905,854	$135,178,617
Other:
MWI Animal Health	1,193,530	1,008,581	3,442,494	3,079,915
Alliance Healthcare	1,924,858	—	1,924,858	—
Global Commercialization Services	1,009,878	801,952	2,905,960	2,454,195
Total Other	4,128,266	1,810,533	8,273,312	5,534,110
Intersegment eliminations	(34,584)	(22,875)	(102,744)	(63,569)
Revenue	$53,405,695	$45,366,777	$155,076,422	$140,649,158

Intersegment eliminations primarily represent the elimination of certain Pharmaceutical Distribution Services reportable segment sales to MWI Animal Health.

The following illustrates reportable segment operating income for the periods indicated:

	Three months ended June 30,		Nine months ended June 30,
(in thousands)	2021	2020	2021	2020
Pharmaceutical Distribution Services	$483,914	$426,643	$1,569,014	$1,381,434
Other	146,869	82,875	391,696	295,614
Intersegment eliminations	(162)	(1,996)	(6,615)	(2,575)
Total segment operating income	$630,621	$507,522	$1,954,095	$1,674,473

The following reconciles total segment operating income to income before income taxes for the periods indicated:

	Three months ended June 30,		Nine months ended June 30,
(in thousands)	2021	2020	2021	2020
Total segment operating income	$630,621	$507,522	$1,954,095	$1,674,473
Gains from antitrust litigation settlements	147,432	—	147,432	8,546
LIFO credit (expense)	113,920	(6,061)	160,565	(43,195)
PharMEDium remediation costs	—	—	—	(16,165)
PharMEDium shutdown costs	—	(12,936)	—	(45,406)
Contingent consideration adjustment	—	—	—	12,153
Acquisition-related intangibles amortization	(44,282)	(25,109)	(94,289)	(85,345)
Employee severance, litigation, and other	(226,964)	(58,585)	(375,501)	(165,626)
Impairment of PharMEDium assets	—	—	—	(361,652)
Operating income	620,727	404,831	1,792,302	977,783
Other (income) loss, net	(4,141)	1,073	4,901	2,806
Interest expense, net	51,338	37,748	119,478	103,176
Loss on early retirement of debt	—	22,175	—	22,175
Income before income taxes	$573,530	$343,835	$1,667,923	$849,626

Segment operating income is evaluated by the chief operating decision maker ("CODM") of the Company before gains from antitrust litigation settlements; LIFO credit (expense); PharMEDium remediation costs; PharMEDium shutdown costs; contingent consideration adjustment; acquisition-related intangibles amortization; employee severance, litigation, and other; and impairment of PharMEDium assets. All corporate office expenses are allocated to the operating segment level.

The Company incurred remediation costs in connection with the suspended production activities at PharMEDium in the nine months ended June 30, 2020. These remediation costs are primarily classified in Cost of Goods Sold in the Consolidated Statements of Operations. The Company incurred costs in connection with exiting the PharMEDium compounding business in the three and nine months ended June 30, 2020. These shutdown costs are primarily classified in Distribution, Selling, and Administrative expenses in the Consolidated Statements of Operations.

One of the Company's non-wholly-owned subsidiaries, Profarma, which the Company consolidates based on certain governance rights (see Note 3), adjusted its previous estimate of contingent consideration related to the purchase price of one of its prior business acquisitions in the nine months ended June 30, 2020.

The Company recorded foreign currency income of $6.2 million in the three months ended June 30, 2021 and a foreign currency loss of $1.1 million in the nine months ended June 30, 2021 on the remeasurement of deferred tax assets relating to Swiss tax reform in Other (Income) Loss, Net in the Consolidated Statements of Operations.

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

Other

Other consists of operating segments that focus on global commercialization services, animal health (MWI Animal Health or "MWI"), and international pharmaceutical wholesale and related service operations (Alliance Healthcare). The operating segments that focus on global commercialization services include AmerisourceBergen Consulting Services ("ABCS") and World Courier.

Alliance Healthcare supplies pharmaceuticals, other healthcare products, and related services to healthcare providers, including pharmacies, doctors, health centers and hospitals in 10 countries, primarily in Europe. MWI is a leading animal health distribution company in the United States and in the United Kingdom. MWI sells pharmaceuticals, vaccines, parasiticides, diagnostics, micro feed ingredients, and various other products to customers in both the companion animal and production animal markets. Additionally, MWI offers demand-creating sales force services to manufacturers. ABCS, through a number of operating businesses, provides a full suite of integrated manufacturer services that range from clinical trial support to product post-approval and commercialization support. World Courier, which operates in over 50 countries, is a leading global specialty transportation and logistics provider for the biopharmaceutical industry.

Recent Developments

Alliance Healthcare Acquisition

On June 1, 2021, we acquired a majority of Walgreens Boots Alliance, Inc.'s ("WBA") Alliance Healthcare businesses ("Alliance Healthcare") for $6,602.0 million in cash, subject to certain purchase price adjustments, $229.1 million of our common stock (2 million shares at the Company's June 1, 2021 opening stock price of $114.54 per share), $118.2 million of estimated accrued consideration, and $6.1 million of other equity consideration (the "Transaction") The net cash payment was $5,536.7 million, as we acquired $922.0 million of cash and cash equivalents and $143.3 million of restricted cash. (see Note 2 of the Notes to Consolidated Financial Statements for the preliminary allocation of the purchase price). The shares issued were from our treasury stock on a first-in, first-out basis and were originally purchased for $149.1 million. WBA’s operations in China, Italy, and Germany were not part of this Transaction. We funded the cash purchase price through a combination of cash on hand and new debt financing (see Note 6 of the Notes to Consolidated Financial Statements). The acquisition expands our reach and solutions in pharmaceutical distribution and adds to our depth and breadth of global manufacturer services.

Other Strategic Transactions with Walgreens

In addition, we agreed to a three-year extension of our existing pharmaceutical distribution agreement with WBA and the arrangement pursuant to which we have access to generic drugs and related pharmaceutical products through Walgreens Boots Alliance Development GmbH (both through 2029), as well as a distribution agreement pursuant to which we will supply branded and generic pharmaceutical products to WBA’s Boots UK Ltd. subsidiary (through 2031). In January 2021, we also entered into an agreement with WBA to explore a series of strategic initiatives designed to create incremental growth and efficiencies in sourcing, logistics, and distribution.

See Part II. Other Information-Item 1A. Risk Factors on page 38 of this Quarterly Report on Form 10-Q for additional risk factors related to our strategic transactions with WBA.

Opioid Litigation

On July 21, 2021, it was announced that we and the two other national pharmaceutical distributors have negotiated a comprehensive proposed settlement agreement that, if all conditions are satisfied, would result in the resolution of a substantial majority of opioid lawsuits filed by state and local governmental entities (see Note 10 of the Notes to Consolidated Financial Statements).

Executive Summary

    This executive summary provides highlights from the results of operations that follow:

•Revenue increased by 17.7% and 10.3% from the prior year quarter and nine-month period, respectively, primarily due to the revenue growth in our Pharmaceutical Distribution Services segment and our June 2021 acquisition of Alliance Healthcare. The Pharmaceutical Distribution Services segment grew its revenue 13.2% and 8.7% from the prior year quarter and nine-month period, respectively, primarily due to increased sales of specialty products (which generally have higher selling prices), including COVID-19 treatments and overall market growth principally driven by unit volume growth. In addition, due to the onset of COVID-19 in March 2020, many of our customers increased their purchases in the fiscal quarter ended March 31, 2020, which resulted in fewer purchases in the quarter ended June 30, 2020. Revenue in Other increased 128.0% and 49.5% from the prior year quarter and nine-month period, respectively, primarily due to the June 2021 acquisition of Alliance Healthcare;

•Total gross profit increased 54.0%, from the prior year quarter and 26.8%, from the prior nine-month period. Gross profit was favorably impacted by increases of gross profit in Pharmaceutical Distribution Services of 16.2% from the prior year quarter and 12.7% from the prior year nine-month period, increases in gross profit in Other of 74.7% from the prior year quarter and 30.4% from the prior year nine-month period, respectively, last-in, first-out ("LIFO") credits in the current year periods in comparison to a LIFO expense in the prior year periods, and increases in gains from antitrust litigation settlements Pharmaceutical Distribution Services' gross profit increased from the prior year periods primarily due to revenue growth, including an increase in specialty product sales. Gross profit in Other increased from the prior year quarter and nine-month period primarily due to the June 2021 acquisition of Alliance Healthcare and revenue growth at World Courier and MWI;

•Distribution, selling, and administrative expenses increased 37.0% compared to the prior year quarter and 16.2% compared to the prior nine-month period primarily due to the June 2021 acquisition of Alliance Healthcare and increases in payroll-related operating costs to support current and future revenue growth. Total operating expenses increased by 54.4%, from the prior year quarter and 7.5%, from the prior year nine-month period primarily due to the June 2021 acquisition of Alliance Healthcare, an increase in legal accruals primarily related to our proposed opioid settlement, and an increase in acquisition-related deal and integration costs;

•Operating income increased by 53.3%, from the prior year quarter and 83.3%, from the prior year nine-month period due to the increases in total gross profit and offset in part by increases in total operating expenses; and

•Our effective tax rates were 48.5% and 33.6% for the three and nine months ended June 30, 2021, respectively. The effective tax rates for the three and nine months ended June 30, 2021 were higher than the U.S. statutory rate primarily due to U.K. Tax Reform (see Note 4 of the Notes to Consolidated Financial Statements).

Results of Operations

Revenue

	Three months ended June 30,			Nine months ended June 30,
(dollars in thousands)	2021	2020	Change	2021	2020	Change
Pharmaceutical Distribution Services	$49,312,013	$43,579,119	13.2%	$146,905,854	$135,178,617	8.7%
Other:
MWI Animal Health	1,193,530	1,008,581	18.3%	3,442,494	3,079,915	11.8%
Alliance Healthcare	1,924,858	—		1,924,858	—
Global Commercialization Services	1,009,878	801,952	25.9%	2,905,960	2,454,195	18.4%
Total Other	4,128,266	1,810,533	128.0%	8,273,312	5,534,110	49.5%
Intersegment eliminations	(34,584)	(22,875)		(102,744)	(63,569)
Revenue	$53,405,695	$45,366,777	17.7%	$155,076,422	$140,649,158	10.3%

We now expect our revenue growth percentage to be in the low-double digits in fiscal 2021 due to the addition of Alliance Healthcare in June 2021. Our future revenue growth will continue to be affected by various factors, such as industry growth trends, including drug utilization, the introduction of new, innovative brand therapies, the likely increase in the number of generic drugs and biosimilars that will be available over the next few years as a result of the expiration of certain drug patents held by brand-name pharmaceutical manufacturers and the rate of conversion from brand products to those generic drugs and biosimilars, price inflation and price deflation, general economic conditions in the United States, competition within the industry, customer consolidation, changes in pharmaceutical manufacturer pricing and distribution policies and practices, increased downward pressure on government and other third-party reimbursement rates to our customers, changes in government rules and regulations, and the impact of the COVID-19 pandemic.

Revenue increased by 17.7% and 10.3% from the prior year quarter and nine-month period, respectively, primarily due to the revenue growth in our Pharmaceutical Distribution Services segment and our June 2021 acquisition of Alliance Healthcare.

The Pharmaceutical Distribution Services segment grew its revenue by 13.2%, or $5.7 billion, from the prior year quarter and 8.7%, or $11.7 billion, from the prior year nine-month period primarily due to increased sales of specialty products (which generally have higher selling prices), including COVID-19 treatments and overall market growth principally driven by unit volume growth. In addition, due to the onset of COVID-19 in March 2020, many of our customers increased their purchases in the fiscal quarter ended March 31, 2020, which resulted in fewer purchases in the quarter ended June 30, 2020.

More specifically, the increase in the Pharmaceutical Distribution Services segment revenue was largely attributable to the following (in billions):

	Three-month Period	Nine-month Period
Increased sales to Walgreens, our largest customer	$1.1	$1.7
Increased sales to specialty physician practices	$0.9	$1.8
Increased sales to other customers, including COVID-19 treatments	$3.7	$8.2

Revenue in Other increased 128.0%, or $2.3 billion, from the prior year quarter and 49.5%, or $2.7 billion, from the prior year nine-month period primarily due to the June 2021 acquisition of Alliance Healthcare and due to growth in the other operating segments: MWI, ABCS, and World Courier.

A number of our contracts with customers, including group purchasing organizations, are typically subject to expiration each year. We may lose a significant customer if an existing contract with such customer expires without being extended, renewed, or replaced. During the nine months ended June 30, 2021, no significant contracts expired. Over the next twelve months, there are no significant contracts scheduled to expire. Additionally, from time to time, significant contracts may be terminated in accordance with their terms or extended, renewed, or replaced prior to their expiration dates. If those contracts are extended, renewed, or replaced at less favorable terms, they may also negatively impact our revenue, results of operations, and cash flows.

Gross Profit

	Three months ended June 30,			Nine months ended June 30,
(dollars in thousands)	2021	2020	Change	2021	2020	Change
Pharmaceutical Distribution Services	$1,053,776	$906,663	16.2%	$3,218,142	$2,856,715	12.7%
Other	574,794	328,942	74.7%	1,355,849	1,039,502	30.4%
Intersegment eliminations	(1,716)	(3,396)		(8,171)	(3,975)
Gains from antitrust litigation settlements	147,432	—		147,432	8,546
LIFO credit (expense)	113,920	(6,061)		160,565	(43,195)
PharMEDium remediation costs	—	—		—	(7,135)
PharMEDium shutdown costs	—	(432)		—	(5,421)
Gross profit	$1,888,206	$1,225,716	54.0%	$4,873,817	$3,845,037	26.8%

    Gross profit increased 54.0%, or $662.5 million, from the prior year quarter and 26.8%, or $1,028.8 million, from the prior year nine-month period. Gross profit in the current year periods was favorably impacted by increases in gross profit in Pharmaceutical Distribution Services and Other, a LIFO credit in the current year periods in comparison to a LIFO expense in the prior year periods, and increases in gains from antitrust litigation settlements.

Pharmaceutical Distribution Services' gross profit increased 16.2%, or $147.1 million, from the prior year quarter and 12.7%, or $361.4 million, from the prior year nine-month period primarily due to revenue growth, including an increase in specialty product sales. As a percentage of revenue, Pharmaceutical Distribution Services' gross profit margin was 2.14% and 2.19% in the current year quarter and nine-month period, respectively, a 6-basis point increase from the prior year quarter and an 8-basis point increase from the prior year nine-month period primarily due to increases in specialty product sales.

Gross profit in Other increased 74.7%, or $245.9 million from the prior year quarter and 30.4%, or $316.3 million, from the prior year nine-month period primarily due to the June 2021 acquisition of Alliance Healthcare and revenue growth at World Courier and MWI. As a percentage of revenue, gross profit margin in Other of 13.92% in the current year quarter decreased from 18.17% in the prior year quarter. As a percentage of revenue, gross profit margin in Other of 16.39% in the current year nine-month period decreased from 18.78% in the prior year nine-month period. The declines in gross profit margins in the current year periods were primarily due to the June 2021 acquisition of Alliance Healthcare, which has lower gross profit margins than the other operating segments within Other.

We recognized gains from antitrust litigation settlements with pharmaceutical manufacturers of $147.4 million in the three and nine months ended June 30, 2021. We recognized gains from antitrust litigation settlements with pharmaceutical manufacturers of $8.5 million in the nine months ended June 30, 2020. The gains were recorded as reductions to Cost of Goods Sold (see Note 11 of the Notes to Consolidated Financial Statements).

Our cost of goods sold for interim periods includes a LIFO provision that is recorded ratably on a quarterly basis and is based on our estimated annual LIFO provision. The annual LIFO provision, which we estimate on a quarterly basis, is affected by manufacturer pricing practices, which may be impacted by market and other external influences, expected changes in inventory quantities, and product mix, many of which are difficult to predict. Changes to any of the above factors may have a material impact to our annual LIFO provision. The LIFO credit in the three and nine months ended June 30, 2021 is largely being driven by an increase in generic pharmaceutical deflation.

Operating Expenses

	Three months ended June 30,			Nine months ended June 30,
(dollars in thousands)	2021	2020	Change	2021	2020	Change
Distribution, selling, and administrative	$913,414	$666,885	37.0%	$2,378,563	$2,046,251	16.2%
Depreciation and amortization	127,101	95,415	33.2%	327,451	293,725	11.5%
Employee severance, litigation, and other	226,964	58,585		375,501	165,626
Impairment of PharMEDium assets	—	—		—	361,652
Total operating expenses	$1,267,479	$820,885	54.4%	$3,081,515	$2,867,254	7.5%

Distribution, selling, and administrative expenses increased 37.0%, or $246.5 million, compared to the prior year quarter and 16.2%, or $332.3 million, compared to the prior year nine-month period primarily due to the June 2021 acquisition of Alliance Healthcare and increases in payroll-related operating costs to support current and future revenue growth. As a percentage of revenue, distribution, selling, and administrative expenses were 1.71% and 1.53% in the current year quarter and nine-month period, respectively, a 24-basis point increase compared to prior year quarter and an 8-basis point increase compared to the prior year nine-month period. The increases in distribution, selling, and administrative expenses as a percentage of revenue were primarily due to the June 2021 acquisition of Alliance Healthcare.

Depreciation expense increased 18.3% and 11.0% from the prior year quarter and nine-month period, respectively, primarily due to an increase in capital projects being depreciated and depreciation of property and equipment originating from the June 2021 acquisition of Alliance Healthcare. Amortization expense increased 73.4% compared to the prior year quarter and increased 12.7% from the prior year nine-month period primarily due to amortization of intangible assets originating from the June 2021 acquisition of Alliance Healthcare. The current year nine-month period increase in amortization expense from the Alliance Healthcare acquisition was offset in part by the fiscal 2020 impairments of PharMEDium intangible assets.

Employee severance, litigation, and other in the three months ended June 30, 2021 included $28.9 million of litigation costs related to legal fees in connection with opioid lawsuits and investigations, a $124.3 million accrual related to our proposed opioid settlement, $54.7 million of acquisition-related deal and integration costs primarily related to the June 2021 acquisition Alliance Healthcare, $14.7 million related to our business transformation efforts, and $4.4 million of severance and other restructuring initiatives. Employee severance, litigation, and other in the three months ended June 30, 2020 included $31.4 million of litigation costs related to legal fees in connection with opioid lawsuits and investigations, $9.4 million related to our business transformation efforts, $8.3 million of acquisition-related deal and integration costs, $6.5 million of severance costs primarily related to position eliminations resulting from our decision to permanently exit the PharMEDium compounding business, and $2.9 million of other restructuring initiatives.

Employee severance, litigation, and other in the nine months ended June 30, 2021 included $85.9 million of litigation costs related to legal fees in connection with opioid lawsuits and investigations, a $141.4 million accrual related to our proposed opioid settlement, $97.1 million of acquisition-related deal and integration costs primarily related to the June 2021 acquisition of Alliance Healthcare, $37.7 million related to our business transformation efforts, $6.7 million of severance costs, and $6.6 million of other restructuring initiatives. Employee severance, litigation, and other in the nine months ended June 30, 2020 included $86.9 million of litigation costs related to legal fees in connection with opioid lawsuits and investigations, $32.4 million of severance costs primarily related to position eliminations resulting from our decision to permanently exit the PharMEDium compounding business, $26.9 million related to our business transformation efforts, $10.4 million of other restructuring initiatives, and $9.1 million of acquisition-related deal and integration costs.

Operating Income

	Three months ended June 30,			Nine months ended June 30,
(dollars in thousands)	2021	2020	Change	2021	2020	Change
Pharmaceutical Distribution Services	$483,914	$426,643	13.4%	$1,569,014	$1,381,434	13.6%
Other	146,869	82,875	77.2%	391,696	295,614	32.5%
Intersegment eliminations	(162)	(1,996)		(6,615)	(2,575)
Total segment operating income	630,621	507,522	24.3%	1,954,095	1,674,473	16.7%

Gains from antitrust litigation settlements	147,432	—		147,432	8,546
LIFO credit (expense)	113,920	(6,061)		160,565	(43,195)
PharMEDium remediation costs	—	—		—	(16,165)
PharMEDium shutdown costs	—	(12,936)		—	(45,406)
Contingent consideration adjustment	—	—		—	12,153
Acquisition-related intangibles amortization	(44,282)	(25,109)		(94,289)	(85,345)
Employee severance, litigation, and other	(226,964)	(58,585)		(375,501)	(165,626)
Impairment of PharMEDium assets	—	—		—	(361,652)
Operating income	$620,727	$404,831	53.3%	$1,792,302	$977,783	83.3%

Segment operating income is evaluated before gains from antitrust litigation settlements; LIFO credit (expense); PharMEDium remediation costs; PharMEDium shutdown costs; contingent consideration adjustment; acquisition-related intangibles amortization; employee severance, litigation, and other; and impairment of PharMEDium assets.

Pharmaceutical Distribution Services' operating income increased 13.4%, or $57.3 million, from the prior year quarter and 13.6%, or $187.6 million, from the prior year nine-month period primarily due to the increases in gross profit, as noted above, and were offset in part by increases in operating expenses. As a percentage of revenue, Pharmaceutical Distribution Services' operating income margins were 0.98% and 1.07% in the quarter and nine-month period ended June 30, 2021, respectively, and was flat compared to the prior year quarter and represented an increase of 5 basis points compared to the prior year nine-month period. The increase from the prior year nine-month period was primarily due to the increase in specialty product sales, including COVID-19 treatments.

Operating income in Other increased 77.2%, or $64.0 million, from the prior quarter and 32.5%, or $96.1 million, from the prior year nine-month period primarily due to the June 2021 acquisition of Alliance Healthcare and due to the increases in operating income at MWI and World Courier.

Interest expense, net and the respective weighted average interest rates in the three months ended June 30, 2021 and 2020 were as follows:

	2021		2020
(dollars in thousands)	Amount	Weighted Average Interest Rate	Amount	Weighted Average Interest Rate
Interest expense	$53,011	2.78%	39,177	3.33%
Interest income	(1,673)	0.16%	(1,429)	0.21%
Interest expense, net	$51,338		37,748
Interest expense, net and the respective weighted average interest rates in the nine months ended June 30, 2021 and 2020 were as follows:

	2021		2020
(dollars in thousands)	Amount	Weighted Average Interest Rate	Amount	Weighted Average Interest Rate
Interest expense	$122,773	2.98%	$122,761	3.50%
Interest income	(3,295)	0.13%	(19,585)	0.92%
Interest expense, net	$119,478		$103,176

Interest expense, net increased 36.0%, or $13.6 million, from prior year quarter, and 15.8%, or $16.3 million, from the prior year nine-month period. Interest expense, net increased in the three months ended June 30, 2021 primarily due to the issuance of our $1,525 million of 0.737% senior notes and $1,000 million of 2.700% senior notes in March 2021 and the $500 million variable-rate term loan that was issued in June 2021, all of which were used to finance a portion of the June 2021 acquisition of Alliance Healthcare. Interest expense, net in the nine-month period ended June 30, 2021 increased primarily due to a decrease in interest income resulting from a decrease in investment interest rates. The increase in interest expense as a result of the above-mentioned debt issuances in the nine-month period ended June 30, 2021 was offset by a lower weighted-average borrowing interest rate and the repayment of our $400 million term loan upon its maturity in October 2020.

Our effective tax rates were 48.5% and 33.6% for the three and nine months ended June 30, 2021, respectively. Our effective tax rates were 16.5% and (70.1)% for the three and nine months ended June 30, 2020, respectively. The effective tax rates for the three and nine months ended June 30, 2021 were higher than the U.S. statutory rate primarily due to U.K. Tax Reform (see Note 4 of the Notes to Consolidated Financial Statements). The effective tax rates for the three and nine months ended June 30, 2020 were lower than the U.S. statutory rate due to the tax benefits associated with the worthless stock deduction in connection with the permanent shutdown of the PharMEDium compounding business and the Coronavirus Aid, Relief, and Economic Security Act (the provisions of which adjusted the net operating loss carryback rules and accelerated available refunds for alternative minimum tax credit carryforwards) and a higher mix of foreign earnings at lower tax rates in Switzerland and Ireland since U.S. earnings were lower principally due to the impairments of PharMEDium assets.

Liquidity and Capital Resources

The following table illustrates our debt structure as of June 30, 2021, including availability under the multi-currency revolving credit facility, the receivables securitization facility, the revolving credit note, 364-day revolving credit facility, the Alliance Healthcare debt, and the overdraft facility,

(in thousands)	Outstanding Balance	Additional Availability
Fixed-Rate Debt:
$1,525,000, 0.737% senior notes due 2023	$1,517,263	$—
$500,000, 3.400% senior notes due 2024	498,600	—
$500,000, 3.250% senior notes due 2025	497,499	—
$750,000, 3.450% senior notes due 2027	744,571	—
$500,000, 2.800% senior notes due 2030	494,585	—
$1,000,000, 2.700% senior notes due 2031	989,275	—
$500,000, 4.250% senior notes due 2045	494,892	—
$500,000, 4.300% senior notes due 2047	492,955	—
Nonrecourse debt	60,615	—
Total fixed-rate debt	5,790,255	—

Variable-Rate Debt:
Revolving credit note	—	75,000
Receivables securitization facility due 2022	350,000	1,100,000
364-day revolving credit facility	—	1,000,000
Term loan due in June 2023	499,661	—
Overdraft facility due 2024 (£10,000)	—	13,833
Multi-currency revolving credit facility due 2024	—	1,400,000
Alliance Healthcare debt	354,975	341,005
Nonrecourse debt	107,901	—
Total variable-rate debt	1,312,537	3,929,838
Total debt	$7,102,792	$3,929,838

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

As discussed in Note 10 of the Notes to Consolidated Financial Statements, in the fourth quarter of fiscal 2020, with regard to litigation relating to the distribution of prescription opioid pain medications, we recorded a $6.6 billion liability ($5.5 billion, net of income tax benefit). On July 21, 2021, it was announced that we and the two other national pharmaceutical distributors have negotiated a comprehensive proposed settlement agreement that, if all conditions are satisfied, would result in the resolution of a substantial majority of opioid lawsuits filed by state and local governmental entities. The proposed settlement agreement includes a cash component, pursuant to which we would pay up to approximately $6.4 billion over 18 years, including a $443.0 million payment that is expected to be made into escrow prior to September 30, 2021, and the payment will be disbursed after the distributors have determined that there is sufficient participation to proceed, or returned to us if the settlement does not become effective. The aforementioned litigation liability has not and is not expected to have an impact on our compliance with our debt covenants or our ability to pay dividends.

As of June 30, 2021 and September 30, 2020, our cash and cash equivalents held by foreign subsidiaries were $1,348.6 million and $675.9 million, respectively. We have the ability to repatriate the majority of our cash and cash equivalents held by our foreign subsidiaries without incurring significant additional taxes upon repatriation.

We have increased seasonal needs related to our inventory build during the December and March quarters that, depending on our cash balance, may require the use of our credit facilities to fund short-term capital needs. Our cash balances in the nine months ended June 30, 2021 and 2020 were supplemented by intra-period credit facility borrowings to cover short-term working capital needs. The largest amount of intra-period borrowings under our revolving and securitization credit facilities that was outstanding at any one time during the nine months ended June 30, 2021 and 2020 was $637.7 million and $39.6 million, respectively. We had $4,612.4 million and $117.4 million of cumulative intra-period borrowings that were repaid under our credit facilities during the nine months ended June 30, 2021 and 2020, respectively.

We have a $1.4 billion multi-currency senior unsecured revolving credit facility ("Multi-Currency Revolving Credit Facility"), which is scheduled to expire in September 2024, with a syndicate of lenders. Interest on borrowings under the Multi-Currency Revolving Credit Facility accrues at specified rates based on our debt rating and ranges from 70 basis points to 112.5 basis points over CDOR/LIBOR/EURIBOR/Bankers Acceptance Stamping Fee, as applicable (101.5 basis points over CDOR/LIBOR/EURIBOR/Bankers Acceptance Stamping Fee as of June 30, 2021) and from 0 basis points to 12.5 basis points over the alternate base rate and Canadian prime rate, as applicable. We pay facility fees to maintain the availability under the Multi-Currency Revolving Credit Facility at specified rates based on our debt rating, ranging from 5 basis points to 12.5 basis points, annually, of the total commitment (11 basis points as of June 30, 2021). We may choose to repay or reduce our commitments under the Multi-Currency Revolving Credit Facility at any time. The Multi-Currency Revolving Credit Facility contains covenants, including compliance with a financial leverage ratio test, as well as others that impose limitations on, among other things, indebtedness of subsidiaries and asset sales, with which we were compliant as of June 30, 2021.

We have a commercial paper program whereby we may from time to time issue short-term promissory notes in an aggregate amount of up to $1.4 billion at any one time. Amounts available under the program may be borrowed, repaid, and re-borrowed from time to time. The maturities on the notes will vary, but may not exceed 365 days from the date of issuance. The notes will bear interest, if interest bearing, or will be sold at a discount from their face amounts. The commercial paper program does not increase our borrowing capacity as it is fully backed by our Multi-Currency Revolving Credit Facility. There were no borrowings outstanding under our commercial paper program as of June 30, 2021.

We have a $1,450 million receivables securitization facility ("Receivables Securitization Facility"), which is scheduled to expire in September 2022. We have available to us an accordion feature whereby the commitment on the Receivables Securitization Facility may be increased by up to $250 million, subject to lender approval, for seasonal needs during the December and March quarters. Interest rates are based on prevailing market rates for short-term commercial paper or LIBOR plus a program fee. We pay a customary unused fee at prevailing market rates, annually, to maintain the availability under the Receivables Securitization Facility. The Receivables Securitization Facility contains similar covenants to the Multi-Currency Revolving Credit Facility, with which we were compliant as of June 30, 2021.

In February 2021, we entered into an agreement pursuant to which we obtained a $1.0 billion senior secured revolving credit facility ("364-Day Revolving Credit Facility") with a syndicate of lenders, which is scheduled to expire 364 days after June 1, 2021, the closing of the acquisition of a majority of WBA's Alliance Healthcare businesses. Interest on borrowings under the 364-Day Revolving Credit Facility accrues at specified rates based on our debt rating and ranges from 83.5 basis points to 125 basis points (104.5 basis points as of June 30, 2021) over LIBOR and from 0 basis points to 25 basis points (4.5 basis points as of June 30, 2021) over the alternate base rate. We pay facility fees to maintain availability under the 364-Day Revolving Credit Facility at specified rates based on its debt rating, ranging from 4 basis points to 12.5 basis points (8 basis points as of June 30, 2021), annually, of the total commitment. We may choose to repay or reduce our commitments under the 364-Day Revolving Credit Facility at any time. The 364-Day Revolving Credit Facility contains a feature whereby we have the option to convert to a term loan the outstanding borrowings under this facility. The 364-Day Revolving Credit Facility contains covenants, including compliance with a financial leverage ratio test, as well as others that impose limitations on, among other things, indebtedness of subsidiaries and asset sales, with which we were compliant as of June 30, 2021.

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
In February 2021, we entered into a $1.0 billion variable-rate term loan (“February 2021 Term Loan”), which was available to be drawn on the closing date of the acquisition of a majority of WBA's Alliance Healthcare businesses. In April 2021, we reduced our commitment under the February 2021 Term Loan to $500 million. In June 2021, we borrowed $500 million under the February 2021 Term Loan to finance a portion of the Alliance Healthcare acquisition. The February 2021 Term Loan matures in June 2023. The February 2021 Term Loan bears interest at a rate equal either to a base rate plus a margin, or LIBOR, plus a margin. The margin is based on the public debt ratings of us and ranges from 87.5 basis points to 137.5 basis points (112.5 basis points as of June 30, 2021) over LIBOR and 0 basis points to 37.5 basis points (12.5 basis points as of June 30, 2021) over a base rate. The February 2021 Term Loan contains similar covenants to the Multi-Currency Revolving Credit Facility, with which we were compliant as of June 30, 2021.
In March 2021, we issued $1,525 million of 0.737% senior notes due March 15, 2023 (the "2023 Notes"). The 2023 Notes were sold at 100.00% of the principal amount. Interest on the 2023 Notes is payable semi-annually in arrears, commencing on September 15, 2021. In March 2021, we issued $1,000 million of 2.700% senior notes due March 15, 2031 (the "2031 Notes"). The 2031 Notes were sold at 99.79% of the principal amount and have an effective yield of 2.706%. Interest on the 2031 Notes is payable semi-annually in arrears, commencing on September 15, 2021. The 2023 Notes and 2031 Notes rank pari passu to our other senior notes, the Multi-Currency Revolving Credit Facility, the Revolving Credit Note, the Overdraft Facility, and the 364-Day Revolving Credit Facility. We used the proceeds from the 2023 Notes and 2031 Notes to finance a portion of the June 2021 Alliance Healthcare acquisition.
Alliance Healthcare debt is comprised of uncommitted revolving credit facilities in various currencies with various rates. These facilities are used to fund its working capital needs.

Nonrecourse debt is comprised of short-term and long-term debt belonging to the Brazil subsidiaries and is repaid solely from the Brazil subsidiaries' cash flows and such debt agreements provide that the repayment of the loans (and interest thereon) is secured solely by the capital stock, physical assets, contracts, and cash flows of the Brazil subsidiaries.

In October 2018, our board of directors authorized a share repurchase program allowing us to purchase up to $1.0 billion of outstanding shares of our common stock, subject to market conditions. During the nine months ended June 30, 2021, we purchased $55.5 million of our common stock to complete our authorization under this program.

In May 2020, our board of directors authorized a share repurchase program allowing us to purchase up to $500 million of our outstanding shares of common stock, subject to market conditions. During the nine months ended June 30, 2021, we purchased $26.6 million of our common stock. As of June 30, 2021, we had $473.4 million of availability remaining under this program.

We have market risk exposure to interest rate fluctuations relating to our debt. We manage interest rate risk by using a combination of fixed-rate and variable-rate debt. The amount of variable-rate debt fluctuates during the year based on our working capital requirements. We had $1,312.5 million of variable-rate debt outstanding as of June 30, 2021. We periodically evaluate financial instruments to manage our exposure to fixed and variable interest rates. However, there are no assurances that such instruments will be available in the combinations we want and/or on terms acceptable to us. There were no such financial instruments in effect as of June 30, 2021.

We also have market risk exposure to interest rate fluctuations relating to our cash and cash equivalents. We had $2,553.2 million in cash and cash equivalents as of June 30, 2021. The unfavorable impact of a hypothetical decrease in interest rates on cash and cash equivalents would be partially offset by the favorable impact of such a decrease on variable-rate debt. For every $100 million of cash invested that is in excess of variable-rate debt, a 10-basis point decrease in interest rates would increase our annual net interest expense by $0.1 million.

We have exposure to foreign currency and exchange rate risk from our non-U.S. operations. Our largest exposure to foreign exchange rates exists primarily with the Euro, the U.K. Pound Sterling, the Turkish Lira, the Egyptian Pound, the Brazilian Real, and the Canadian Dollar. With the June 2021 acquisition of Alliance Healthcare, our foreign currency and exchange rate risk increased; therefore, we now use foreign currency denominated forward contracts to hedge against changes in foreign exchange rates. We may use derivative instruments to hedge our foreign currency exposure, but not for speculative or trading purposes. Revenue from our foreign operations during the nine-month period ended June 30, 2021 was less than four percent of our consolidated revenue and included one month of revenue from Alliance Healthcare. We expect revenue from foreign operations to increase in the future as Alliance Healthcare's revenue will comprise a larger portion of our total revenue.

The following is a summary of our contractual obligations for future principal and interest payments on our debt, minimum rental payments on our noncancellable operating leases, and minimum payments on our other commitments as of June 30, 2021:

Payments Due by Period (in thousands)	Debt, Including Interest Payments	Operating Leases	Other Commitments	Total
Within 1 year	$626,369	$203,228	$131,059	$960,656
1-3 years	3,232,975	343,375	195,203	3,771,553
4-5 years	753,028	266,208	118,615	1,137,851
After 5 years	4,348,001	476,476	—	4,824,477
Total	$8,960,373	$1,289,287	$444,877	$10,694,537

The 2017 Tax Act requires a one-time transition tax to be recognized on historical foreign earnings and profits. We expect to pay $175.6 million, net of overpayments and tax credits, related to the transition tax as of June 30, 2021, which is payable in installments over a six-year period, which commenced in January 2021. The transition tax commitment is included in "Other Commitments" in the above table.

Our liability for uncertain tax positions was $512.8 million (including interest and penalties) as of June 30, 2021. This liability represents an estimate of tax positions that we have taken in our tax returns which may ultimately not be sustained upon examination by taxing authorities. Since the amount and timing of any future cash settlements cannot be predicted with reasonable certainty, the estimated liability has been excluded from the above contractual obligations table.

During the nine months ended June 30, 2021, our operating activities provided cash of $1,656.8 million in comparison to $907.8 million in the prior year period. Cash provided by operations during the nine months ended June 30, 2021 was principally the result of net income of $1,108.2 million and non-cash items of $600.0 million, an increase in accounts payable of $242.4 million, and a decrease in income taxes receivable of $234.4 million, offset in part by an increase in inventories of $594.7 million and an increase in accounts receivable of $116.8 million. Non-cash items were primarily comprised of the provision for deferred income taxes of $303.6 million, depreciation expense of $237.9 million, and amortization expense of $102.6 million. The increase in inventories reflects the increase in business volume.

During the nine months ended June 30, 2020, our operating activities provided cash of $907.8 million. Cash provided by operations during the nine months ended June 30, 2020 was principally the result of net income of $1,444.9 million, non-cash items of $822.0 million, and an increase in accounts payable of $824.1 million, offset in part by increases in inventories of $910.8 million, income taxes receivable of $590.2 million, and accounts receivable of $436.2 million. The non-cash items were comprised primarily of a $361.7 million impairment of PharMEDium's assets, $215.2 million of depreciation expense, and $93.8 million of amortization expense. The increase in accounts payable was primarily driven by the increase in our inventories and the timing of scheduled payments to suppliers. The increase in income taxes receivable was the result of a benefit recorded in connection with certain discrete items. The increase in accounts receivable was the result of the timing of payments from our customers.

We use days sales outstanding, days inventory on hand, and days payable outstanding to evaluate our working capital performance. The below financial metrics are calculated based upon a quarterly average and can be impacted by the timing of cash receipts and disbursements, which can vary significantly depending upon the day of the week on which the month ends.

	Three months ended June 30,		Nine months ended June 30,
	2021	2020	2021	2020
Days sales outstanding	25.2	25.8	25.6	24.8
Days inventory on hand	28.6	30.9	28.9	29.1
Days payable outstanding	57.4	59.4	58.0	57.9

Our cash flows from operating activities can vary significantly from period to period based upon fluctuations in our period-end working capital account balances. Additionally, any changes to payment terms with a significant customer or manufacturer supplier could have a material impact to our cash flows from operations. Operating cash flows during the nine months ended June 30, 2021 included $110.1 million of interest payments and $43.2 million of income tax payments, net of refunds. Operating cash flows during the nine months ended June 30, 2020 included $125.4 million of interest payments and $120.7 million of income tax payments, net of refunds.

Capital expenditures in the nine months ended June 30, 2021 and 2020 were $273.4 million and $251.1 million, respectively. Significant capital expenditures in the nine months ended June 30, 2021 and 2020 included costs associated with facility expansions, various technology initiatives, including costs related to enhancing and upgrading our primary information technology operating systems. We currently expect to invest approximately $400 million for capital expenditures during fiscal 2021.

Net cash used in investing activities in the nine months ended June 30, 2021 included $5,536.7 million for the June 2021 acquisition of Alliance Healthcare, net of cash acquired, and $162.6 million for equity investments.

Net cash provided by financing activities in the nine months ended June 30, 2021 principally resulted from the issuance of senior notes and the February 2021 Term Loan (see above) and $164.3 million of exercises of stock options, offset in part by the repayment of the $400 million Term Loan, $274.0 million in cash dividends paid on our common stock, and $82.2 million in purchases of our common stock. Net cash used in financing activities in the nine months ended June 30, 2020 principally resulted from $420.4 million in purchases of our common stock and $256.8 million in cash dividends paid on our common stock.

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

Cautionary Note Regarding Forward-Looking Statements

Certain of the statements contained in this Management's Discussion and Analysis of Financial Condition and Results of Operations and elsewhere in this report are "forward-looking statements" within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended (the "Securities Exchange Act"). Words such as "expect," "likely," "outlook," "forecast," "would," "could," "should," "can," "project," "intend," "plan," "continue," "sustain," "synergy," "on track," "believe," "seek," "estimate," "anticipate," "may," "possible," "assume," variations of such words, and similar expressions are intended to identify such forward-looking statements. These statements are based on management's current expectations and are subject to uncertainty and changes in circumstances and speak only as of the date hereof. These statements are not guarantees of future performance and are based on assumptions and estimates that could prove incorrect or could cause actual results to vary materially from those indicated. Among the factors that could cause actual results to differ materially from those projected, anticipated, or implied are the following: unfavorable trends in brand and generic pharmaceutical pricing, including in rate or frequency of price inflation or deflation; competition and industry consolidation of both customers and suppliers resulting in increasing pressure to reduce prices for our products and services; changes in the United States healthcare and regulatory environment, including changes that could impact prescription drug reimbursement under Medicare and Medicaid; increasing governmental regulations regarding the pharmaceutical supply channel; declining reimbursement rates for pharmaceuticals; continued federal and state government enforcement initiatives to detect and prevent suspicious orders of controlled substances and the diversion of controlled substances; continued prosecution or suit by federal, state and other governmental entities of alleged violations of laws and regulations regarding controlled substances, including due to failure to achieve a global resolution of the multi-district opioid litigation and other related state court litigation, and any related disputes, including shareholder derivative lawsuits; increased federal scrutiny and litigation, including qui tam litigation, for alleged violations of laws and regulations governing the marketing, sale, purchase and/or dispensing of pharmaceutical products or services, and associated reserves and costs; failure to comply with the Corporate Integrity Agreement; material adverse resolution of pending legal proceedings; the retention of key customer or supplier relationships under less favorable economics or the adverse resolution of any contract or other dispute with customers or suppliers; changes to customer or supplier payment terms, including as a result of the COVID-19 impact on such payment terms; the integration of the Alliance Healthcare businesses into the Company being more difficult, time consuming or costly than expected; the Company’s or Alliance Healthcare’s failure to achieve expected or targeted future financial and operating performance and results; the effects of disruption from the acquisition and related strategic transactions on the respective businesses of the Company and Alliance Healthcare and the fact that the acquisition and related strategic transactions may make it more difficult to establish or maintain relationships with employees, suppliers and other business partners; the acquisition of businesses, including the acquisition of the Alliance Healthcare businesses and related strategic transactions, that do not perform as expected, or that are difficult to integrate or control, or the inability to capture all of the anticipated synergies related thereto or to capture the anticipated synergies within the expected time period; risks associated with the strategic, long-term relationship between WBA and the Company, including with respect to the pharmaceutical distribution agreement and/or the global generic purchasing services arrangement; managing foreign expansion, including non-compliance with the U.S. Foreign Corrupt Practices Act, anti-bribery laws, economic sanctions and import laws and regulations; financial market volatility and disruption; changes in tax laws or legislative initiatives that could adversely affect the Company's tax positions and/or the Company's tax liabilities or adverse resolution of challenges to the Company's tax positions; substantial defaults in payment, material reduction in purchases by or the loss, bankruptcy or insolvency of a major customer, including as a result of COVID-19; the loss, bankruptcy or insolvency of a major supplier, including as a result of COVID-19; financial and other impacts of COVID-19 on our operations or business continuity; changes to the customer or supplier mix; malfunction, failure or breach of sophisticated information systems to operate as designed; risks generally associated with data privacy regulation and the international transfer of personal data; natural disasters or other unexpected events, such as additional pandemics, that affect the Company’s operations; the impairment of goodwill or other intangible assets (including any additional impairments with respect to foreign operations), resulting in a charge to earnings; the Company's ability to manage and complete divestitures; the disruption of the Company's cash flow and ability to return value to its stockholders in accordance with its past practices; interest rate and foreign currency exchange rate fluctuations; declining economic conditions in the United States and abroad; and other economic, business, competitive, legal, tax, regulatory and/or operational factors affecting the Company's business generally. Certain additional factors that management believes could cause actual outcomes and results to differ materially from those described in forward-looking statements are set forth (i) elsewhere in this report (including in Item 1A (Risk Factors)), (ii) in Item 1A (Risk Factors), in the Company’s Annual Report on Form 10-K for the fiscal year ended September 30, 2020 and elsewhere in that report and (iii) in other reports filed by the Company pursuant to the Securities Exchange Act. The Company undertakes no obligation to publicly update or revise any forward-looking statements, except as required by the federal securities laws.

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

Changes in Internal Control over Financial Reporting

During the third quarter of fiscal 2021, there was no change in AmerisourceBergen Corporation’s internal control over financial reporting identified in connection with the evaluation required by Rule 13a-15(d) and 15d-15(d) of the Exchange Act that occurred during the quarter ended June 30, 2021 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 2.  Unregistered Sales of Equity Securities and Use of Proceeds

(a) Unregistered Sales of Equity Securities

On June 1, 2021, the Company acquired a majority of WBA's Alliance Healthcare businesses pursuant to the Share Purchase Agreement, dated January 6, 2021, between WBA and the Company. As part of the consideration for the purchase of Alliance Healthcare, the Company issued 2 million shares of its common stock to WBA. The shares of the Company's common stock issued to WBA were valued at $229.1 million based on the Company's June 1, 2021 opening stock price of $114.54 per share. See Note 2. Acquisition contained in "Notes to Condensed Consolidated Financial Statements" in Part I, Item 1 of this Quarterly Report on Form 10-Q for additional information. These shares of the Company's common stock were issued pursuant to the exemption from registration provided by Section 4(a)(2) of the Securities Act of 1933, as amended.

(c) Issuer Purchases of Equity Securities

The following table sets forth the number of shares purchased, the average price paid per share, the total number of shares purchased as part of publicly announced programs, and the approximate dollar value of shares that may yet be purchased under the programs during each month in the third quarter ended June 30, 2021. See Note 7. Stockholders' Equity and Earnings per Share contained in "Notes to Condensed Consolidated Financial Statements" in Part I, Item 1 of this Quarterly Report on Form 10-Q for additional information.

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Programs	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Programs
April 1 to April 30	—	$—	—	$473,380,878
May 1 to May 31	—	$—	—	$473,380,878
June 1 to June 30	—	$—	—	$473,380,878
Total	—		—

ITEM 3.  Defaults Upon Senior Securities

None.

ITEM 4.  Mine Safety Disclosures

Not applicable.

ITEM 5.  Other Information

None.

ITEM 6.  Exhibits

    (a)         Exhibits:

Exhibit Number	Description

10.1
First Amendment, dated as of May 13, 2021, to the Credit Agreement, dated as of March 18, 2011, as amended and restated as of September 18, 2019, among AmerisourceBergen Corporation, the borrowing subsidiaries party thereto, the lenders party thereto, JPMorgan Chase Bank, N.A., as administrative agent, and the other financial institutions party thereto (incorporated by reference to Exhibit 10.1 to AmerisourceBergen Corporation's Current Report on Form 8-K filed on May 14, 2021).

10.2
First Amendment, dated as of May 13, 2021, to the Term Credit Agreement, dated as of February 17, 2021, among AmerisourceBergen Corporation, the lenders party thereto and JPMorgan Chase Bank, N.A., as Administrative Agent (incorporated by reference to Exhibit 10.2 to AmerisourceBergen Corporation's Current Report on Form 8-K filed on May 14, 2021).

10.3
First Amendment, dated as of May 13, 2021, to the Credit Agreement, dated as of February 17, 2021, among AmerisourceBergen Corporation, the lenders party thereto and JPMorgan Chase Bank, N.A., as Administrative Agent (incorporated by reference to Exhibit 10.3 to AmerisourceBergen Corporation's Current Report on Form 8-K filed on May 14, 2021).

10.4
Omnibus Amendment, dated as of May 13, 2021, constituting (i) the First Amendment to Amended and Restated Receivables Sale Agreement, among AmerisourceBergen Drug Corporation and ASD Specialty Healthcare, LLC, as originators, and Amerisource Receivables Financial Corporation, as buyer and (ii) the Sixteenth Amendment to Amended and Restated Receivables Purchase Agreement, among Amerisource Receivables Financial Corporation, as seller, AmerisourceBergen Drug Corporation, as servicer, the Purchaser Agents and Purchasers party thereto, and MUFG Bank, Ltd., as administrator (incorporated by reference to Exhibit 10.4 to AmerisourceBergen Corporation's Current Report on Form 8-K filed on May 14, 2021).

10.5
Amended and Restated AmerisourceBergen Shareholders Agreement, dated as of June 1, 2021, between AmerisourceBergen Corporation and Walgreens Boots Alliance, Inc. (incorporated by reference to Exhibit 10.1 to AmerisourceBergen Corporation's Current Report on Form 8-K filed on June 2, 2021).

31.1	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer.

31.2	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer.

32	Section 1350 Certifications of Chief Executive Officer and Chief Financial Officer.

101	Financial statements from the Quarterly Report on Form 10-Q of AmerisourceBergen Corporation for the quarter ended June 30, 2021, formatted in Inline Extensible Business Reporting Language (iXBRL): (i) the Consolidated Balance Sheets, (ii) the Consolidated Statements of Operations, (iii) the Consolidated Statements of Comprehensive Income, (iv) the Consolidated Statements of Changes in Stockholders' Equity, (v) the Consolidated Statements of Cash Flows, and (vi) the Notes to Consolidated Financial Statements.

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).

SIGNATURES

    Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

AMERISOURCEBERGEN CORPORATION

August 4, 2021	/s/ Steven H. Collis
Steven H. Collis
Chairman, President & Chief Executive Officer

August 4, 2021	/s/ James F. Cleary
James F. Cleary
Executive Vice President & Chief Financial Officer