Form 10-K
period 2021-09-30
AMERISOURCEBERGEN CORP
filed 2021-11-23
CIK 1140859

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-K

☑   ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE FISCAL YEAR ENDED September 30, 2021

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
Large accelerated filer ☑  Accelerated filer ☐  Non-accelerated filer ☐  Smaller reporting company ☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C.7262(b)) by the registered public accounting firm that prepared or issued its audit report.☑
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Securities Exchange Act of 1934). Yes ☐ No ☑
The aggregate market value of voting stock held by non-affiliates of the registrant on March 31, 2021 based upon the closing price of such stock on the New York Stock Exchange on March 31, 2021 was $14,163,374,015.
The number of shares of common stock of AmerisourceBergen Corporation outstanding as of October 31, 2021 was 208,133,361.
Documents Incorporated by Reference
    Portions of the following document are incorporated by reference in the Part of this report indicated below:
    Part III — Registrant's Proxy Statement for the 2022 Annual Meeting of Stockholders.

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
Industry Overview
Pharmaceutical sales in the United States, as recently estimated by IQVIA, an independent third-party provider of information to the pharmaceutical and healthcare industry, are expected to grow at a compound annual growth rate of approximately 4.2% from 2020 through 2025, and the growth rate is dependent, in part, on pharmaceutical manufacturer price increases. In addition to general economic conditions, factors that impact the growth of the pharmaceutical industry in the United States and other industry trends include:
Aging Population. The number of individuals aged 65 and over in the United States is expected to exceed 65 million by 2025 and is the most rapidly growing segment of the population. This age group suffers from more chronic illnesses and disabilities than the rest of the population and accounts for a substantial portion of total healthcare expenditures in the United States.
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
Increased Use of Generic and Biosimilar Pharmaceuticals. A number of patents for widely used brand-name pharmaceutical products will continue to expire during the next several years. In addition, increased emphasis by managed care and other third-party payors on utilization of generics and biosimilars has accelerated their growth. We consider the increase in generic and biosimilar usage a favorable trend because generic and biosimilar pharmaceuticals have historically provided us with a greater gross profit margin opportunity than brand-name products, although their lower prices reduce revenue growth. Generic pharmaceuticals currently account for approximately 90% of the prescription volume in the United States.
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

Legislative Developments. In 2010, the federal government enacted major health reform legislation designed to expand access to health insurance, which increased the number of people in the United States who are eligible to be reimbursed for all or a portion of prescription drug costs. The health reform law provides for sweeping changes to Medicare and Medicaid policies (including drug reimbursement policies), expanded disclosure requirements regarding financial arrangements within the healthcare industry, enhanced enforcement authority to prevent fraud and abuse, and new taxes and fees on pharmaceutical and medical device manufacturers. Subsequent legislation and rules promulgated by government agencies have made additional changes to federal drug payment policies. These policies and other legislative developments (including potential revisions to or repeal of any portions of the health reform legislation) may affect our businesses directly and/or indirectly (see Government Regulation on page 8 and the risk factor titled Legal, regulatory, and legislative changes with respect to reimbursement, pricing, and contracting may adversely affect our business and results of operations, including through declining reimbursement rates on page 16 for further details).
COVID-19 Pandemic. In March 2020, the World Health Organization ("WHO") declared a global pandemic attributable to the outbreak and continued spread of COVID-19. In connection with the mitigation and containment procedures recommended by the WHO and imposed by federal, state, and local governmental authorities, we implemented measures designed to keep our employees safe and address business continuity issues at our distribution centers and other locations. We continue to evaluate and plan for the potential effects of any disruption and the related impacts on our revenue, results of operations, and cash flows. These items include, but are not limited to, the financial condition of our customers and the realization of accounts receivable, changes in availability and demand for our products and services, changes in operating costs, and delays related to current and future projects. While our operational and financial performance may be significantly impacted by COVID-19, it is not possible for us to predict the duration or magnitude of the outbreak and whether it could have a material adverse impact on the Company's financial position, results of operations, or cash flows (see Risk Factor - We face risks related to health epidemics and pandemics, and the continued spread of COVID-19 has had adverse effects on our business).
Other economic conditions and certain risk factors could adversely affect our business and prospects (see Item 1A. Risk Factors on page 11).
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

•Optimize and Grow Our Global Commercialization Services and Animal Health Businesses.  Our consulting service businesses help global pharmaceutical and biotechnology manufacturers commercialize their products. We believe we are one of the largest providers of reimbursement services that assist pharmaceutical companies in supporting access to branded drugs. We also provide outcomes research, contract field staffing, patient assistance and copay assistance programs, adherence programs, risk mitigation services, and other market access programs to pharmaceutical companies. World Courier is a leading global specialty transportation and logistics provider for the biopharmaceutical industry. World Courier further strengthens our service offerings to global pharmaceutical manufacturers and provides an established platform for the introduction of our specialty services outside North America. MWI Animal Health (“MWI”) sells pharmaceuticals, vaccines, parasiticides, diagnostics, micro feed ingredients, and various other products to customers in both the companion animal and production animal markets. MWI also offers its customers a variety of value-added services, including its e-commerce platform, technology management systems, pharmacy fulfillment, inventory management system, equipment procurement consultation, special order fulfillment, and educational seminars, which we believe closely integrate MWI with its customers' day-to-day operations and provide them with meaningful incentives to continue doing business with MWI. We continue to seek opportunities to expand our offerings in our Global Commercialization Services and Animal Health businesses.

•Acquisitions. In order to grow our core strategic offerings and to enter related markets, we have acquired and invested in businesses and will continue to consider additional acquisitions and investments.

On June 1, 2021, we acquired a majority of Walgreens Boots Alliance, Inc.'s ("WBA") Alliance Healthcare businesses ("Alliance Healthcare"). Alliance Healthcare supplies pharmaceuticals, other healthcare products, and related services to healthcare providers, including pharmacies, doctors, health centers, and hospitals in 10 countries, primarily in Europe. The acquisition expands our reach and solutions in pharmaceutical distribution and adds to our depth and breadth of global manufacturer services. For the allocation of the purchase price, see Note 2 of the Notes to Consolidated Financial Statements.

•Divestitures. In order to allow us to concentrate on our strategic focus areas, we have divested certain non-core businesses and may, from time to time, consider additional divestitures.

We recently entered into agreements to sell two non-core subsidiaries. In connection with entering into these agreements, we concluded that both disposal groups met the held for sale criteria and classified their assets and liabilities as held for sale as of September 30, 2021. Refer to Note 2 of the Notes to Consolidated Financial Statements for a summary of the assets and liabilities classified as held for sale.
Operations
    Operating Structure. We are organized based upon the products and services we provide to our customers. Our operations as of September 30, 2021 are comprised of the Pharmaceutical Distribution Services reportable segment and other operating segments that are not significant enough to require separate reportable segment disclosure, and, therefore, have been included in Other for the purpose of reportable segment presentation.
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

Alliance Healthcare supplies pharmaceuticals, other healthcare products, and related services to healthcare providers, including pharmacies, doctors, health centers, and hospitals in 10 countries, primarily in Europe. MWI is a leading animal health distribution company in the United States and in the United Kingdom. MWI sells pharmaceuticals, vaccines, parasiticides, diagnostics, micro feed ingredients, and various other products to customers in both the companion animal and production animal markets. Additionally, MWI offers demand-creating sales force services to manufacturers. ABCS, through a number of operating businesses, provides a full suite of integrated manufacturer services that range from clinical trial support to product post-approval and commercialization support. World Courier, which operates in more than 50 countries, is a leading global specialty transportation and logistics provider for the biopharmaceutical industry.
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
Our two largest customers, WBA and Express Scripts, Inc. ("Express Scripts"), accounted for approximately 31% and approximately 12%, respectively, of revenue in the fiscal year ended September 30, 2021. Our top 10 customers, including governmental agencies and group purchasing organizations ("GPO"), represented approximately 69% of revenue in the fiscal year ended September 30, 2021. The loss of any major customer or GPO relationship could adversely affect future revenue and results of operations. Additionally, from time to time, significant contracts may be terminated in accordance with their terms or extended, renewed, or replaced prior to their expiration dates. If those contracts are not renewed, or are extended, renewed, or replaced at less favorable terms, they may negatively impact our revenue, results of operations, and cash flows.
    Suppliers. We obtain pharmaceutical and other products from manufacturers, none of which accounted for 10% or more of our purchases in the fiscal year ended September 30, 2021. The loss of a supplier could adversely affect our business if alternate sources of supply are unavailable since we are committed to be the primary source of pharmaceutical products for a majority of our customers. We believe that our relationships with our suppliers are strong. The 10 largest suppliers in fiscal year ended September 30, 2021 accounted for approximately 49% of our purchases.
Information Systems. The Pharmaceutical Distribution Services operating segment’s distribution facilities in the United States operate under a single enterprise resource planning (“ERP”) system. Pharmaceutical Distribution Services’ ERP system provides for, among other things, electronic order entry by customers, invoice preparation and purchasing, and inventory tracking. Our other operating segments operate the majority of their businesses on their own common operating systems resulting in the ability to rapidly deploy new capabilities. We continue to make investments to enhance and upgrade the operating systems utilized by our other operating segments, including, but not limited to, Alliance Healthcare.
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
Pharmaceutical Distribution Services has made significant investments in its electronic ordering systems. Pharmaceutical Distribution Services’ systems are intended to strengthen customer relationships by helping customers to reduce operating costs, and by providing them a platform for a number of basic and value-added services, including product demand data, inventory replenishment, single-source billing, third-party claims processing, real-time price and incentive updates, and price labels.
Pharmaceutical Distribution Services processes a substantial portion of its purchase orders, invoices, and payments electronically, and it continues to make substantial investments to expand its electronic interface with its suppliers. Pharmaceutical Distribution Services has warehouse operating systems, which are used to manage the majority of its transactional volume. The warehouse operating systems have improved Pharmaceutical Distribution Services’ productivity and operating leverage. Our data center operations are insourced.
Competition
We face a highly competitive global environment in the distribution of pharmaceuticals and related healthcare services. Our largest competitors are McKesson Corporation ("McKesson"), Cardinal Health, Inc. ("Cardinal"), and UPS Logistics, among others. Pharmaceutical Distribution Services competes with both McKesson and Cardinal, as well as national generic distributors and regional distributors within pharmaceutical distribution. In addition, we compete with manufacturers who sell directly to customers, chain drugstores who manage their own warehousing, specialty distributors, and packaging and healthcare technology companies. ABCS, World Courier, MWI, and Alliance Healthcare also face competition from a variety of businesses. In all areas, competitive factors include price, product offerings, value-added service programs, service and delivery, credit terms, and customer support.

Intellectual Property
We use a number of trademarks and service marks. All of the principal trademarks and service marks used in the course of our business have been registered in the United States and, in some cases, in foreign jurisdictions, or are the subject of pending applications for registration.
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
Human Capital Resources
Our ability to be successful in the global marketplace directly depends on attracting and retaining a talented and skilled workforce. As the strength of our workforce is critical to our success, we aspire to create healthier futures and accelerate business results by inspiring the best and brightest global talent across all dimensions of diversity to perform at their full potential.
Workforce
As of September 30, 2021, we had approximately 42,000 employees, of which approximately 38,000 were full-time employees and approximately 40% were U.S.-based employees.
Approximately 27% of our employees are covered by collective bargaining agreements, a large majority of which are Alliance Healthcare employees located outside of the United States.
Talent Development
We consider employee development to be a strategic priority. We support employee growth and development by offering a variety of benefits including:
•Leadership and professional development programs and resources;
•Tuition reimbursement;
•Opportunities to volunteer and participate in mentorship programs and Employee Resource Groups;
•Recognition for excellence, such as our annual Pursuit of Purpose awards and True Blue associate recognition program; and a
•Personalized learning and skill building experiences through a global learning experience platform.
Importantly, we have also made thoughtful investments to build our talent and culture. In fiscal 2020, we partnered with leaders across the Company to create a new integrated talent framework aligned to our business strategy and purpose, and in fiscal 2021, we introduced to our global team members this new framework, which includes a new leadership competency model, enterprise learning strategy, and modern approach to performance management.
We introduced our new leadership model, which emphasizes people, collaboration, innovation, and purpose, to our team members in fiscal 2021 through a series of experiential learning programs. Implementation started with our top 300 leaders and we are working to embed it into our hiring, performance management, development, and succession-planning processes. The ultimate goal of the new leadership model is to help us unlock the full potential of our people and build the new skills and behaviors we need to achieve our enterprise strategy.
Our goal is to provide our team members with clear pathways for career development, access to programs and benefits that allow them to live fuller, healthier lives, and an ability to participate in the community in ways that inspire and celebrate individuality. Our talent development programs are designed to help provide a supportive and engaging work environment where team members can excel, while remaining authentic and empowered to share their unique perspectives.

Diversity, Equity, and Inclusion ("DE&I")
At AmerisourceBergen, we strive to foster a global workplace that values varying cultural, experiential, and philosophical perspectives, creates pathways for every team member to thrive, makes a positive impact on our communities through equitable access to healthcare, and is transparent and accountable for progress.
We encourage and embrace different cultures and backgrounds, as we recognize the value of employing a workforce of unique and varying viewpoints and experiences. Currently, 49% of our U.S. workforce are individuals with ethnically and/or racially diverse backgrounds and 57% are women. We have one ethnically and/or racially diverse Director, and women account for 30% of our Board of Directors and 57% of our Executive Management Committee.
Our long-term DE&I strategy is focused on four critical dimensions—people, culture, progress, and community—and is grounded in deep organizational insights, our people data, and industry research and benchmarks. In pursuit of this strategy, in 2021, we:
•Introduced AmerisourceBergen’s Global Diversity & Inclusion Council, representing central leadership and driving force accelerating business results through our global diversity & inclusion strategy.
•Launched the ABility Employee Resource Group ("ERG") with the mission to elevate employee voices, bring enterprise-wide awareness, and become a resource for all individuals and their families with visible and invisible disabilities.
•Furthered our focus on supplier diversity by partnering with businesses with diverse ownership in sectors that we rely on.
•Supported equitable access to COVID-19 vaccines through our Good Neighbor Pharmacy partners, including our partnership with the Federal Retail Pharmacy Program to support vaccination efforts across the U.S., and delivered vaccines in more than 30 countries around the world.
•Directed meaningful dollars, through both the Company and the AmerisourceBergen Foundation, to philanthropic causes that benefit diverse communities, including $700 thousand to the Boys & Girls Clubs of America to address vaccine hesitancy in diverse communities, along with nearly $2.7 million of in-kind donations of healthcare products to underserved communities across the globe in conjunction with our non-profit partners.
•Doubled investment in team member development and launched new enterprise learning strategy and digital learning platform.
In addition to the foregoing, we offer the following DE&I programs and initiatives:
•To connect and align our diverse workforce, our ERG program includes eight ERGs, comprised of approximately 4,000 members globally. The ERGs continue to evolve, as leaders and members help to enhance workforce engagement, support the local communities in which we live and work, and provide career development opportunities for our global team members.
•We follow six competencies to accelerate growth through talent and culture. This model leads with "People Forward," which focuses on the "employee experience," as we continue to build our diverse, equitable, and inclusive workplace.
We are proud that our DE&I efforts continue to be recognized. The Human Rights Campaign awarded the Company a perfect score of 100 percent on its Corporate Equality Index for the third consecutive year. We were also listed as one of the "Best Places to Work for LGBT Equality." DiversityInc deemed us a "Noteworthy Company," and we ranked eighth on DiversityInc’s "Top Companies for Philanthropy."
We aim to grow, learn, and shape our approach to DE&I for the betterment of our workforce and the communities we serve. To that end, our Board of Directors continues to believe that DE&I is an important cornerstone of our culture and competitive advantage and, through its Governance, Sustainability & Corporate Responsibility Committee, plans to continue monitoring our DE&I practices and performance.
Competitive Compensation and Benefits
We offer all full-time team members a comprehensive benefit and compensation package, which includes:
•Medical, dental, and vision care, life insurance and other income protection, a retirement plan with Company match, and a discount employee stock purchase program;

•An employee assistance program with free counseling sessions and unlimited digital mental health support, tuition assistance (including scholarships for dependents), medical coverage for same and opposite gender domestic partners, holidays, and paid time off;
•Infertility coverage and family building counseling services, as well as reimbursement for adoption expenses;
•Counseling and education guidance benefits to support the needs of team members and dependents with developmental and cognitive challenges; and
•A minimum of eight weeks of paid parental leave following birth, adoption, or surrogacy for both parents.
We offer postpartum support and return-to-work assistance, including on-site lactation rooms and flexible work arrangements, such as flex hours. For nursing moms who travel for work, we offer a service to ship breast milk back to their homes. We also offer back-up child and elder care, plus discounts on services, such as childcare, saving for college, and tutoring. Beginning in 2022, we will offer one week of paid caregiver leave to care for a family member who has a serious health condition.
We also believe it is important to invest in the health and wellness of our team members. Our myWellbeing program focuses on the physical, emotional, financial, and social aspects of wellness. Team members can earn points towards a reduction in health insurance premium costs by completing activities, such as monthly challenges, financial training, and getting preventive exams and screenings. We also offer diabetes, weight management, and musculoskeletal programs for team members and their dependents. To help team members navigate the often-confusing healthcare system, we provide a navigation and advocacy service to assist in finding the right care, obtaining a medical second opinion, and dealing with confusing medical bills.
Safety and COVID-19
We are focused on the safety and wellbeing of our team members. In addition to utilizing a peer-to-peer safety program, we regularly convene our company leaders to review and evaluate safety data and issue operational excellence scorecards. Distribution center team members receive training on proper safety procedures and incentive opportunities, with safety performance tracked and shared across the organization.
In connection with prioritizing safety, we have also implemented numerous safety precautions in response to the ongoing COVID-19 pandemic, such as mandatory health and temperature monitoring, face coverings and social distancing requirements, supplying personal protective equipment, enhanced cleaning and access to sanitizing supplies, and remote work options where available. As the COVID-19 pandemic continues to evolve, we plan to continue to monitor and look for ways to enhance our safety protocols.
To further support our team members during the COVID-19 pandemic, we enhanced our benefit offerings (which are discussed above) to provide greater access to mental health telemedicine, additional paid time off for those needing to self-quarantine or care for a family member, and access to mindfulness videos and other wellness resources. Additionally, team members whose household income was impacted, such as by a spouse experiencing job loss, were offered financial support through the AmerisourceBergen Associate Assistance Fund.
Government Regulation
We are subject to extensive oversight by United States, United Kingdom and European Union governmental entities and we are subject to, and affected by, a variety of laws, regulations, and policies.
The U.S. Drug Enforcement Administration ("DEA"), the U.S. Food and Drug Administration ("FDA"), the U.S. Department of Justice, and various other federal and state authorities regulate the purchase, storage, and/or distribution of pharmaceutical products, including controlled substances. Wholesale distributors of controlled substances must hold valid DEA licenses, meet various security and operating standards, and comply with regulations governing the sale, marketing, packaging, holding, and distribution of controlled substances.
We and our customers are subject to fraud and abuse laws, including the federal anti-kickback statute and False Claims Act. The anti-kickback statute prohibits persons from soliciting, offering, receiving, or paying any remuneration in order to induce the purchasing, leasing, or ordering, induce a referral to purchase, lease, or order, or arrange for or recommend purchasing, leasing, or ordering items or services that are in any way paid for by Medicare, Medicaid, or other federal healthcare programs. The False Claims Act prohibits knowingly submitting, or causing the submission, of false or fraudulent claims for payment to the government and authorizes treble damages and substantial civil penalties in the case of violations. The fraud and abuse laws and regulations are broad in scope and are subject to frequent and varied interpretation.

In recent years, some states have passed or proposed laws and regulations that are intended to protect the safety of the pharmaceutical supply channel. These laws and regulations are designed to prevent the introduction of counterfeit, diverted, adulterated, or mislabeled pharmaceuticals into the distribution system. At the federal level, the supply chain security legislation known as the Drug Quality and Security Act ("DQSA") became law in 2013. The DQSA establishes federal traceability standards requiring drugs to be labeled and tracked at the lot level, preempts state drug pedigree requirements, and requires all supply-chain stakeholders to participate in an electronic, interoperable prescription drug traceability system. The DQSA also establishes requirements for drug wholesale distributors and third-party logistics providers, including licensing requirements applicable in states that had not previously licensed third-party logistics providers. We expect that the FDA, and eventually all comparable state agencies, will promulgate implementing regulations governing wholesale distributor and third-party logistics providers. To date, many states have created third-party logistics licensing categories aligned with the DQSA. There can be no assurance that we are fully compliant with the DQSA requirements, or with additional related state regulatory and licensing requirements, and any failure to comply may result in suspension or delay of certain operations and additional costs to bring our operations into compliance. These and other requirements will continue to increase the cost of our operations.
    The regulation of public and private health insurance and benefit programs can also affect our business and scrutiny of the healthcare delivery and reimbursement systems in the United States, including those related to the importation and reimportation of certain drugs from foreign markets, can be expected to continue at both the state and federal levels. This process may result in additional legislation and/or regulation governing the production, delivery, or pricing of pharmaceutical products and other healthcare services. In addition, changes in the interpretations of existing regulations may result in significant additional compliance costs or the discontinuation of our ability to continue to operate certain of our distribution centers, which may have a material adverse effect on our financial condition and results of operations.
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
See "Risk Factors" beginning on page 11 for a discussion of additional legal and regulatory developments, as well as enforcement actions or other litigation that may arise out of our failure to adequately comply with applicable laws and regulations that may negatively affect our results of operations and financial condition.
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
Some of our businesses collect, maintain, and/or access other personal information (including sensitive personal information) that is subject to federal and state laws protecting such information, in addition to the requirements of HIPAA, the HITECH Act, and the implementing regulations. Personal information is also highly regulated in many other countries in which we operate and many of these law place restrictions on the transfer of personal information to other jurisdictions. As such regulations continue to evolve, we must comply with applicable privacy and security requirements of these countries, including but not limited to those in the European Union and the United Kingdom. Most notably certain aspects of our business are subject to the European Union's General Data Protection Regulation ("GDPR") which became effective on May 25, 2018, the UK GDPR and the UK Data Protection Act of 2018, the California Consumer Protection Act ("CCPA"), which became effective on January 1, 2020, and Brazil's new General Data Protection Law (Lei Geral de Proteção de Dados Pessoais) – Law No. 13,709/208 ("LGPD") which became effective in August 2020. On November 3, 2020, the California Privacy Rights Act of 2020, which builds on the CCPA, was enacted through a ballot initiative. Similarly, Virginia (the Virginia Consumer Data Protection Act, effective on January 1, 2023) and Colorado (the Colorado Privacy Act, with certain initial compliance required by July 1, 2023) have also enacted similarly situated data protection laws. Other states and countries continue to enact similar legislation. We have implemented a privacy and information security compliance program to facilitate our ongoing efforts to comply with the applicable privacy laws and regulations. There can be no assurances that compliance with these requirements will not impose new costs on our business.
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
WBA accounted for approximately 31% of our revenue in the fiscal year ended September 30, 2021. Express Scripts accounted for approximately 12% of our revenue in the fiscal year ended September 30, 2021. Our top ten customers, including governmental agencies, represented approximately 69% of revenue in the fiscal year ended September 30, 2021. We have distributor relationships with GPOs in multiple distribution segments. We may lose a significant customer or GPO relationship if any existing contract with such customer or GPO expires without being extended, renewed, renegotiated or replaced or is terminated by the customer or GPO prior to expiration, to the extent such early termination is permitted by the contract. A number of our contracts with significant customers or GPOs are typically subject to expiration each year and we may lose any of these customers or GPO relationships if we are unable to extend, renew, renegotiate or replace the contracts. The loss of any significant customer or GPO relationship could adversely affect our revenue, results of operations, and cash flows. Additionally, from time to time, significant contracts may be renewed or modified prior to their expiration date in furtherance of our strategic objectives. If those contracts are renewed or modified at less favorable terms, they may also negatively impact our revenue, results of operations, and cash flows.
The anticipated ongoing strategic and financial benefits of our relationship with WBA may not be realized.
In June 2021, we extended to 2029 our distribution agreement under which we distribute drugs to Walgreens pharmacies and our generics purchasing services arrangement under which Walgreens Boots Alliance Development GmbH ("WBAD") provides a variety of services, including negotiating acquisition pricing with generic manufacturers on our behalf. This reflected our continued expectation that partnering strategically with WBA will result in various benefits including continued cost savings and initiatives designed to create incremental growth and efficiencies in sourcing, logistics and distribution. We also entered into a distribution agreement pursuant to which we will supply branded and generic pharmaceutical products to WBA's Boots UK Ltd. subsidiary through 2031. The processes needed to achieve and maintain these initiatives and benefits are complex, costly, and time-consuming. Achieving the anticipated benefits from the arrangements on an ongoing basis is subject to a number of significant challenges and uncertainties, including: the potential inability to realize and/or delays in realizing potential benefits resulting from participation in our generics purchasing services arrangement with WBAD, including improved generic drug pricing and terms, improved service fees from generic manufacturers, cost savings, innovations, or other benefits due to its inability to negotiate successfully with generic manufacturers or otherwise to perform as expected; the potential disruption of our plans and operations as a result of the extension of the duration of our distribution agreement for Walgreens pharmacies and our generics purchasing services agreement with WBAD and the respective terms thereunder, including any disruption of our cash flow and ability to return value to our stockholders in accordance with our past practices and any reduction in our operational, strategic or financial flexibility; potential changes in supplier relationships and terms; unexpected or unforeseen costs, fees, expenses and charges incurred by us related to the transaction or the overall strategic relationship; changes in the economic terms under which we distribute pharmaceuticals to Walgreens pharmacies in the United States or to pharmacies operated by Boots UK Ltd. in the United Kingdom, including changes necessitated by changing market conditions or other unforeseen developments that may arise during the term of either distribution agreement, to the extent that any such changes are not offset by other financial benefits that we are able to obtain through collaboration in other aspects of our strategic relationship with WBA; and any potential issues that could impede our ability to continue to work collaboratively with WBA in an efficient and effective manner in furtherance of the anticipated strategic and financial benefits of the relationship.

In addition, WBA has the right, but not the obligation, under the transactions contemplated by the Framework Agreement dated March 18, 2013 and the Amended and Restated AmerisourceBergen Shareholders Agreement dated June 1, 2021 to make certain additional investments in our common stock. WBA also has the right to sell any of the shares of our common stock that it has acquired so long as WBA has held the shares beyond the requisite dates specified in the Shareholders Agreement, subject to certain restrictions on the number of shares that may be sold at any given time. Any sales in the public market of common stock currently held by WBA or acquired by WBA pursuant to open market purchases could adversely affect prevailing market prices of our common stock. We could also encounter unforeseen costs, circumstances, or issues with respect to the transactions and collaboration we anticipate pursuing with WBA. Many of these potential circumstances are outside of our control and any of them could result in increased costs, decreased revenue, decreased benefits and the diversion of management time and attention. If we are unable to achieve any of our objectives, the expected future benefits may not be realized fully or may take longer to realize than expected, which could have a material adverse impact on our business, financial condition, and results of operations.

A disruption in our distribution or generic purchasing services arrangements with WBA could adversely affect our business and financial results.
We are the primary distributor of pharmaceutical products for WBA in the United States and the United Kingdom. If our operations are seriously disrupted for any reason deemed within our control, we may have an obligation to pay or credit WBA for failure to supply products. In addition, upon the expiration or termination of our distribution agreement for Walgreens pharmacies, our distribution agreement with Boots UK Ltd or our generics purchasing services arrangement with WBAD, there can be no assurance that we or WBA will be willing to renew, on terms favorable to us or at all.
Our generic pharmaceutical program has also benefited from the generics purchasing services arrangement with WBAD. If the operations of WBA are seriously disrupted for any reason, whether by the COVID-19 pandemic, natural disaster, labor disruption, regulatory or governmental action, or otherwise, it could adversely affect our business and our sales and profitability. Moreover, if the economic benefits we are able to obtain through the generics purchasing services arrangement with WBA decline due to changes in market conditions or other changes impacting the fees and rebates that generic manufacturers make available through the arrangement, our margins and results of operations could also be adversely affected.
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
As part of our strategy we seek to pursue acquisitions of and investments in other companies. At any particular time, we may be in various stages of assessment, discussion, and negotiation with regard to one or more potential acquisitions or investments, not all of which will be consummated. We make public disclosure of pending and completed acquisitions when appropriate and required by applicable securities laws and regulations. As previously announced, on June 1, 2021, we completed our acquisition of Alliance Healthcare from WBA for $6,602.0 million in cash, subject to certain purchase price adjustments, $229.1 million of the Company's common stock (2 million shares at the Company's June 1, 2021 opening stock price of $114.54 per share), $96.9 million of estimated accrued consideration, and $6.1 million of other equity consideration (see Note 2 of the Notes to Consolidated Financial Statements). Alliance Healthcare operates in the United Kingdom, a number of countries in the European Union and in select other markets. We may find that our ability to integrate and control Alliance Healthcare is more difficult, time consuming or costly than expected, especially in certain countries where our investment is not wholly-owned, such as our 50%-owned Alliance Healthcare Egypt subsidiary. Alliance Healthcare may fail to achieve its expected future financial and operating performance and results and the acquisition may have the effect of disrupting relationships with employees, suppliers, and other business partners.

Acquisitions involve numerous risks and uncertainties and may be of businesses or in regions in which we lack operational or market experience. Acquired companies may have business practices that we are not accustomed to or have unique terms and conditions with their business partners. As a result of the acquisition of Alliance Healthcare and other future acquisitions, our results of operations and financial condition may be adversely affected by a number of factors, including: regulatory or compliance issues that could arise; changes in regulations and laws; the failure of the acquired businesses to achieve the results we have projected in either the near or long term; the assumption of unknown liabilities, including litigation risks; the fair value of assets acquired and liabilities assumed not being properly estimated; the difficulties of imposing adequate financial and operating controls on the acquired companies and their management and the potential liabilities that might arise pending the imposition of adequate controls; the difficulties in the integration of the operations, technologies, services and products of the acquired companies; and the failure to achieve the strategic objectives of these acquisitions. Alliance Healthcare operates in a number of jurisdictions, including Egypt and other locations, that have a higher business, operating and regulatory risk profile than the United States and European Union jurisdictions. Such risks may include risks of violation of United States, United Kingdom and other anti-corruption, anti-bribery and international trade laws. Our results of operations and financial condition may be adversely affected if we are not able to effectively put in place effective financial controls and compliance policies to safeguard against such risks as part of our integration of Alliance Healthcare.

Our business and results of operations may be adversely affected if we fail to manage and complete divestitures.

    We regularly evaluate our portfolio in order to determine whether an asset or business may no longer help us meet our objectives. When we decide to sell assets or a business, we may encounter difficulty finding buyers or alternative exit strategies, which could delay the achievement of our strategic objectives. Further, divestitures may be delayed due to failure to obtain required approvals on a timely basis, if at all, from governmental authorities, or may become more difficult to execute due to conditions placed upon approval that could, among other things, delay or prevent us from completing a transaction, or otherwise restrict our ability to realize the expected financial or strategic goals of a transaction. The impact of a divestiture on our results of operations could also be greater than anticipated.

Our results of operations and our financial condition may be adversely affected by our global operations.

Our operations in jurisdictions outside of the United States are subject to various risks inherent in global operations. We currently have operations in over 50 countries. We may conduct business in additional foreign jurisdictions in the future, which may carry operational risks in addition to the risks of acquisition described above. At any particular time, our global operations may be affected by local changes in laws, regulations, and political and economic environments, including inflation, recession, currency volatility, and competition, as well as business and operational decisions made by joint venture partners.
Changes or uncertainty in U.S. policies or policies in other countries and regions in which we do business, including any changes or uncertainty with respect to U.S. or international trade policies or tariffs, also can disrupt our global operations, as well as our customers and suppliers, in a particular location and may require us to spend more money to source certain products or materials that we purchase. Any of these factors could adversely affect our business, financial position, and results of operations.
We might be adversely impacted by fluctuations in foreign currency exchange rates.
We conduct our business in various currencies, including the U.S. dollar, the Euro, the U.K. Pound Sterling, the Turkish Lira, the Egyptian Pound, the Brazilian Real, and the Canadian Dollar. Changes in foreign currency exchange rates could reduce our revenues, increase our costs or otherwise adversely affect our financial results reported in U.S. dollars. We may from time to time enter into foreign currency contracts, foreign currency borrowings or other techniques intended to hedge a portion of our foreign currency exchange rate risks. These hedging activities may not completely offset the adverse financial effects of unfavorable movements in foreign currency exchange rates during the time the hedges are in place. Any of these risks might have an adverse impact on our business operations and our financial position, results of operations, or cash flows.
We might be adversely impacted by the withdrawal of the United Kingdom from the European Union.
We have operations in the United Kingdom and the European Union and face risks associated with the uncertainty and potential disruptions associated with the United Kingdom withdrawing from the European Union (“Brexit”). Brexit could adversely affect political, regulatory, economic or market conditions and contribute to instability in global political institutions, regulatory agencies and financial markets. For example, we might experience volatility in exchange rates and interest rates and changes in laws regulating our United Kingdom operations as well as sourcing disruptions and associated pricing volatility. Customers might reduce purchases due to the uncertainty caused by Brexit. Any of these risks might have a materially adverse impact on our business operations and our financial position or results of operations.

We are subject to operational and logistical risks that might not be covered by insurance.

We have distribution centers and facilities located in the United States, the United Kingdom, the European Union and throughout the world. Our business exposes us to risks that are inherent in the distribution of pharmaceuticals and the provision of related services, including with respect to cold chain storage and shipping. The volume of cold chain storage and shipping has increased due to the COVID-19 pandemic and the requirements for distribution of COVID-19 vaccines and certain treatments. We expect this trend to continue in the near term. Although we seek to maintain adequate insurance coverage, coverage on acceptable terms might be unavailable, or coverage might not cover our losses or may require large deductibles.

Additionally, we seek to maintain coverage for risks associated with cybersecurity, but such insurance has become increasingly difficult to secure and, in some cases, policies may not provide adequate coverage for possible losses. Uninsured losses or operational losses that result from large deductible payments under commercial insurance coverage might have an adverse impact on our business operations and our financial position or results of operations.

We might be unable to successfully recruit and retain qualified employees.

Our ability to attract, engage, develop and retain qualified and experienced employees, including key executives and other talent, is essential for us to meet our objectives. We compete with many other businesses to attract and retain employees. Competition among potential employers might result in increased salaries, benefits or other employee-related costs, or in our failure to recruit and retain employees. We may experience sudden loss of key personnel due to a variety of causes, such as illness, and must adequately plan for succession of key management roles. Employees might not successfully transition into new roles. Any of these risks might have a materially adverse impact on our business operations and our financial position or results of operations.

Additionally, approximately 27% of our employees are covered by collective bargaining agreements, a large majority of which are Alliance Healthcare employees located outside of the United States. We believe that our relationship with our employees is good but if any of our employees in locations that are unionized should engage in strikes or other such bargaining tactics in connection with the negotiation of new collective bargaining agreements upon the expiration of any existing collective bargaining agreements, such tactics could be disruptive to our operations and adversely affect our results of operations.

Industry and Economic Risks
Our results of operations could be adversely impacted by manufacturer pricing changes.
In fiscal 2021, we continued to experience less favorable brand and generic pharmaceutical pricing trends, which negatively impacted our Pharmaceutical Distribution Services reportable segment profit and our consolidated operating earnings. We expect these trends to continue in fiscal 2022, which could have an adverse effect on our results of operations.

    Our contractual arrangements with pharmaceutical manufacturers for the purchase of brand pharmaceutical products in the United States generally use wholesale acquisition cost ("WAC") as the reference price. We sell brand pharmaceutical products to many of our customers using WAC as the reference price and to other customers based on their negotiated contract price. If manufacturers change their pricing policies or practices with regard to WAC or if prices charged by manufacturers do not align with prices negotiated to be paid by our customers, and we are unable to negotiate alternative ways to be compensated by manufacturers or customers for the value of our services, our results of operations could be adversely affected. Additionally, there are a number of U.S. government policy initiatives being considered which, if enacted, could directly or indirectly regulate or impact WAC prices. If such initiatives are passed or finalized and we are unable to negotiate equitable changes with our suppliers and/or customers, our results of operations could be adversely impacted.

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
Most of our customers buy pharmaceuticals and other products and services from us on credit. Credit is made available to customers based upon our assessment and analysis of creditworthiness. Although we often try to obtain a security interest in assets and other arrangements intended to protect our credit exposure, we generally are either subordinated to the position of the primary lenders to our customers or substantially unsecured. Volatility of the capital and credit markets, general economic conditions, and regulatory changes, including changes in reimbursement, may adversely affect the solvency or creditworthiness of our customers. The COVID-19 pandemic has increased volatility of the capital and credit markets and has led to a general worsening of economic conditions, which has put financial pressure on many of our customers and may threaten certain customers’ ability to maintain liquidity sufficient to repay their obligations to us as they become due. The bankruptcy, insolvency, or other credit failure of any customer that has a substantial amount owed to us could have a material adverse effect on our operating revenue and results of operations. As of September 30, 2021, our two largest trade receivable balances due from customers represented approximately 38% and 6% of accounts receivable, net.

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
Our operations and performance depend on economic conditions in the United States and other countries or regions where we do business. Deterioration in general economic conditions, whether due to COVID-19 or otherwise, could adversely affect the amount of prescriptions that are filled and the amount of pharmaceutical products purchased by consumers and, therefore, could reduce purchases by our customers, which would negatively affect our revenue growth and cause a decrease in our profitability. Negative trends in the general economy, including interest rate fluctuations, financial market volatility, or credit market disruptions, may also affect our customers' ability to obtain credit to finance their businesses on acceptable terms and reduce discretionary spending on health products. Reduced purchases by our customers or changes in payment terms could adversely affect our revenue growth and cause a decrease in our cash flows from operations. Bankruptcies or similar events affecting our customers may cause us to incur bad debt expense at levels higher than historically experienced. Declining economic conditions or increases in inflation may also increase our costs. If the economic conditions in the United States or in the countries or regions where we do business deteriorate, our results of operations or financial condition could be adversely affected.
Litigation and Regulatory Risks

Increasing governmental efforts to regulate the pharmaceutical supply channel may increase our costs and reduce our profitability.

The healthcare industry in the United States, as well as in the other countries and regions in which we do business, is highly regulated at many levels of government. There have been increasing efforts in the United States by Congress and state and federal agencies, including state boards of pharmacy, departments of health, the FDA, DEA, and TSA, and by similar regulators in the United Kingdom, the European Union, and other countries, to regulate the pharmaceutical supply chain. Regulation of pharmaceutical distribution is intended to prevent diversion and the introduction of counterfeit, adulterated, and/or mislabeled drugs into the pharmaceutical distribution system. Consequently, we are subject to the risk of changes in various laws, which include operating, record keeping, and security standards of the DEA, the FDA, various state boards of pharmacy and comparable agencies. In recent years, some governments have passed or proposed laws and regulations that are intended to protect the safety and security of the supply channel but that also may substantially increase the costs and burden of pharmaceutical distribution.
At the federal level, in the United States, the DQSA establishes federal traceability standards requiring drugs to be labeled and tracked at the bottle level, preempts state drug pedigree requirements, and will require all supply-chain stakeholders to participate in an electronic, interoperable prescription drug traceability system by November 2023. The DQSA, and in particular Title II of the DQSA, the Drug Supply Chain Security Act ("DSCSA") also established requirements for drug wholesale distributors and third-party logistics providers, including licensing requirements applicable in states that had not previously licensed third-party logistics providers.
Failure to fully comply with the DQSA requirements, including the DSCSA requirements, or with additional similar governmental regulatory and licensing requirements, and any failure to comply may result in suspension or delay of certain operations and additional costs to bring our facilities into compliance. Our international operations may also be subject to local regulations containing record-keeping and other obligations related to our distribution operations in those locations. For example, in 2019, the safety features of the Falsified Medicines Directive became operational in EU member states, which consists of placing a unique identifier (a two-dimensional barcode) and an anti-tampering device on the outer packaging of medicines. Pedigree tracking laws increase our compliance burden and our pharmaceutical distribution costs and could have an adverse impact on our financial position or results of operations.
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
Both our business and our customers' businesses may be adversely affected by laws and regulations reducing reimbursement rates for pharmaceuticals and/or medical treatments or services, changing the methodology by which reimbursement levels are determined, or regulating pricing, contracting, and discounting practices with respect to medical products and services. Additionally, on occasion, price increases and pricing practices with respect to certain brand and generic pharmaceuticals have been the subject of governmental inquiries, national, federal and state investigations and private litigation. The United States Congress is currently considering proposals to allow centralized negotiation of manufacturer prices based on indexing models in the context of certain government programs. Any law or regulation impacting pharmaceutical pricing or reimbursement, such as pricing controls or indexing models at a national, federal or state level, could adversely affect our operations.
In the United States, federal insurance and healthcare reform legislation known as the Affordable Care Act ("ACA") became law in March 2010, and included numerous reforms broadening healthcare access and affecting Medicare and Medicaid reimbursement, pricing, and contracting for prescription drugs, including changes to the Medicaid rebate statute. Given the scope of the changes made by the ACA and continuing implementation controversies, we cannot predict the impact of every aspect of the law on our operations. Likewise, we cannot predict the impact of any efforts to change or repeal any provisions of the ACA may have on the ACA or other healthcare legislation and regulation.
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
In the European Union, many governments provide or subsidize healthcare to consumers and regulate pharmaceutical prices, patient eligibility and reimbursement levels in order to control government healthcare system costs. In most EU member states, for example, the government regulates pricing of a new pharmaceutical product at launch often through direct price controls, international price comparisons, controlling profits and/or reference pricing. Some European governments have implemented or are considering austerity measures to reduce healthcare spending such as volume discounts, cost caps, cost sharing for increases in excess of prior year costs for individual products or aggregated market level spending, outcome-based pricing schemes and free products for a portion of the expected therapy period. All of these measures exert pressure on the pricing and reimbursement levels for pharmaceuticals and may cause our customers to purchase fewer of our products and services or influence us to reduce prices.

Our businesses also sell specialty and other drugs to physicians, hospitals, community oncology practices and other providers that are reimbursed under Part B of the Medicare program. The Centers for Medicare & Medicaid Services ("CMS") published a final rule in November 2017 that reduces Medicare outpatient hospital reimbursement for separately payable drugs (other than vaccines) purchased through the 340B drug discount program from average sales price ("ASP") plus 6% to ASP minus 22.5% (with certain exceptions), effective January 2018. In July 2020, the United States Court of Appeals for the District of Columbia reversed the district court’s decision, which would allow the payment reductions to take effect. The United States Supreme Court has agreed to review the decision, with a decision expected sometime in 2022. While the appeals process is still underway, CMS solicited comments in the proposed calendar year 2020 Medicare outpatient prospective payment system rule on appropriate payment for such 340B-acquired drugs, and finalized a rule in November 2019 that would impose the same ASP minus 22.5% rate that was the subject of the litigation described above. More recently, in August 2020, CMS proposed further reductions such that net payments would be based on an ASP minus 28.7% rate. Separately, November 2018, CMS published a final rule that reduces from 6% to 3% the “add-on” payment for new, separately-payable Part B drugs and biologicals that are paid based on WAC when ASP data during first quarter or sales is unavailable. There can be no assurance that recent or future rules established by CMS will not have an adverse impact on our business.

Further, even where a government does not affirmatively change drug price regulation standards, other parties in the drug manufacturing and distribution system may change their interpretation or approach to implementing or complying with those standards, in a manner that may adversely affect our business. For example, the 340B drug discount program requires manufacturers to provide discounts on outpatient drugs to “covered entity” safety net providers, and previous Health Resources and Services Administration (“HRSA”) guidance has allowed covered entities to dispense 340B discounted drugs through arrangements with multiple “contract pharmacies.” Recently, several manufacturers have announced initiatives that may inhibit or limit covered entities’ ability to use any, or multiple, contract pharmacies, and may direct us not to honor 340B discounted pricing requests on orders to be shipped to contract pharmacies (or may not honor chargebacks where such discounts are extended to contract pharmacies). HRSA has initially indicated that it lacks regulatory authority to enforce its prior guidance allowing multiple contract pharmacies, but recently advised that it is considering whether it may have other enforcement remedies in the event that manufacturers do not extend 340B discounts through contract pharmacy arrangements. Since these manufacturer policies were first announced, both manufacturers and covered entities have filed lawsuits against HRSA regarding the contract pharmacy policy, which are currently pending, and in September 2021, HRSA advised certain manufacturers that it was referring their policies to the Office of Inspector General of the Department of Health and Human Services for potential civil money penalty enforcement proceedings. We cannot predict the outcome of these proceedings. Our customers include covered entities and organizations with significant participation as contract pharmacies, and the unavailability of 340B discounts through contract pharmacy arrangements may adversely affect such customers and, therefore, could adversely affect our business.

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
Finally, federal and state governments may adopt policies affecting drug pricing and contracting practices outside of the context of federal programs such as Medicare and Medicaid, which may adversely affect our business. For example, several states have adopted laws that require drug manufacturers to provide advance notice of certain price increases and to report information relating to those price increases, while others have taken legislative or administrative action to establish prescription drug affordability boards or multi-payer purchasing pools to reduce the cost of prescription drugs. On July 31, 2019, the Department of Health and Human Services announced a “Safe Importation Action Plan” that outlines two potential pathways to allow importation of certain drugs from foreign markets. Following this framework, the FDA proposed a draft rule in December 2019 that would allow importation of certain lower-cost prescription drugs from Canada, and in September 2020 the rulemaking was finalized by the FDA along with an industry guidance document. Under the rule, states or certain other non-federal governmental entities would be able to submit importation program proposals to the FDA for review and authorization of two-year programs (with the opportunity to extend for two more years). The new rule became effective on November 30, 2020, although its implementation has been delayed and its impact is uncertain, in part because lawsuits have been filed challenging the government’s authority to promulgate it. Further, authorities in Canada have passed rules designed to safeguard the Canadian drug supply from shortages. Despite the ongoing litigation, on July 9, 2021, President Biden signed an Executive Order pertaining to drug pricing that directs the Commissioner of the FDA to work with states and Indian Tribes to facilitate the commercial importation of certain prescription drugs from Canada. If implemented, importation of drugs from Canada may materially and adversely affect our business. The regulatory and market implications of the final rule and guidance are unknown at this time. Proponents of drug reimportation may attempt to pass legislation that would directly allow reimportation under certain circumstances. Legislation or regulations allowing the reimportation of drugs, if enacted, could decrease the price we receive for products and adversely affect our future revenues and prospects for profitability.

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

We are subject to extensive and frequently changing laws and regulations relating to healthcare fraud and abuse. The U.S. federal government continues to strengthen its scrutiny of practices potentially involving healthcare fraud affecting Medicare, Medicaid and other government healthcare programs. Our relationships with healthcare providers and pharmaceutical manufacturers subject our business to laws and regulations on fraud and abuse which, among other things, (i) prohibit persons from soliciting, offering, receiving or paying any remuneration in order to induce the referral of a patient for treatment or the ordering or purchasing of items or services that are in any way paid for by Medicare, Medicaid or other government-sponsored healthcare programs and (ii) impose a number of restrictions upon referring physicians and providers of designated health services under Medicare and Medicaid programs. Legislative provisions relating to healthcare fraud and abuse give federal enforcement personnel substantially increased funding, powers and remedies to pursue suspected fraud and abuse, and these enforcement authorities were further expanded by the ACA. Many states have enacted similar statutes which are not necessarily limited to items and services for which payment is made by federal healthcare programs. While we believe that we are in compliance with applicable laws and regulations, many of the regulations applicable to us, including those relating to certain incentives offered in connection with sales of pharmaceutical products and related services, are vague or indefinite, and have not been interpreted by the courts. They may be interpreted or applied by a prosecutorial, regulatory or judicial authority in a manner that could require us to make changes in our operations. If we fail to comply with applicable laws and regulations, we could be subject to administrative, civil and criminal penalties, including the loss of licenses or our ability to participate in Medicare, Medicaid, and other federal, state, or governmental healthcare programs.
Public concern over the abuse of opioid medications, including increased legal and regulatory action, could negatively affect our business.

    Certain governmental and regulatory agencies, as well as state and local jurisdictions, are focused on the abuse of opioid medications in the United States. Federal, state and local governmental and regulatory agencies are conducting investigations of us and others in the pharmaceutical supply chain, including pharmaceutical manufacturers, national retail pharmacy chains, independent pharmacies, prescribers, and other pharmaceutical wholesale distributors, regarding the manufacture, dispensing, and distribution of opioid medications. In addition, a significant number of lawsuits have been filed against us, other pharmaceutical wholesale distributors, and others in the pharmaceutical supply chain by state and local governmental entities and other plaintiffs for claims related to the Company’s distribution of opioid medications. The lawsuits against us and other pharmaceutical wholesale distributors allege, among other claims, that we failed to provide effective controls and procedures to guard against the diversion of controlled substances, acted negligently by distributing controlled substances to pharmacies that serve individuals who abuse controlled substances, and failed to report suspicious orders of controlled substances in accordance with regulations. Additional governmental and regulatory entities have indicated an intent to sue and may conduct investigations of us in the future and lawsuits could be brought against the Company by other plaintiffs under other theories related to opioid abuse. We are deeply committed to diversion control efforts, have sophisticated systems to identify orders placed warranting further review to determine if they are suspicious (including through the use of data analytics), and engage in due diligence and ongoing monitoring of customers. While we are vigorously defending ourselves in these lawsuits, the allegations may negatively affect our business in various ways, including through increased costs and harm to our reputation.

    Legislative, regulatory or industry measures to address the misuse of prescription opioid medications may also affect our business in ways that we are not be able to predict. Certain jurisdictions have enacted and others are considering legislation that could require entities to pay an assessment or tax on the sale or distribution of opioid medications in those states. If additional state or local jurisdictions enact legislation that taxes or assesses the sale or distribution of opioid medications and we are not able to mitigate the impact on our business through operational changes or commercial arrangements where permitted, such legislation in the aggregate may have a material adverse effect on the Company's results of operations, cash flows, or financial condition.

Failure to finalize the proposed settlement agreement and settlement process could negatively affect our business.

On July 21, 2021, we announced that AmerisourceBergen and the two other national pharmaceutical distributors had negotiated a comprehensive proposed settlement agreement that, if all conditions are satisfied, would result in the resolution of a substantial majority of opioid lawsuits filed by state and local governmental entities. The proposed settlement agreement and settlement process is subject to conditions and will not become effective unless and until we and the two other distributors each make separate independent determinations that (1) following a 30-day sign-on period, a sufficient number of “States” (including the District of Columbia and U.S. territories) have agreed to the proposed settlement agreement (the “Settling States”); and, subsequently, (2) following a 120-day sign-on period, a sufficient number of political subdivisions in the Settling States, including those that have not sued, have agreed to the proposed settlement agreement (or otherwise had their claims foreclosed). On September 4, 2021, we announced that AmerisourceBergen and the two other national pharmaceutical distributors had determined that enough States had agreed to proceed to the next phase of the settlement agreement process. Further details on the status of a global resolution of the multi-district opioid litigation involving certain state and local governmental entities and other related state court litigation are provided in Note 14 of the Notes to Consolidated Financial Statements. While a global settlement with respect to certain governmental entities within the Multidistrict Litigation ("MDL") and other related state court litigation remains subject to contingencies that could impact whether the parties ultimately decide to move forward, we believe a global settlement is probable and its liability related thereto can be reasonably estimated as of September 30, 2021. We recorded a charge of $6.6 billion in the fiscal year ended September 30, 2020 related to the proposed global settlement and other related opioid litigation and recorded an additional $147.7 million accrual in the fiscal year ended September 30, 2021 in connection with the proposed settlement agreement and related obligations and other opioid-related litigation. Until such time as a plaintiff participates in a global settlement or otherwise resolves its lawsuit, we will continue to litigate and prepare for trial in the cases pending in the MDL, those remanded from the MDL to federal district courts, as well as in state courts where lawsuits have been filed, and we intend to continue to vigorously defend ourselves in all such cases. Since these matters are still developing, we are unable to predict the outcome, but the result of these lawsuits could include excessive monetary verdicts and/or injunctive relief, including changes to our anti-diversion programs, that may affect how we operate our business. Further, any final settlement amongst parties may differ materially from our advanced discussions related to global resolution of the MDL. The inability to reach a global settlement of the MDL and adverse resolution of any of these lawsuits or investigations could have a material adverse effect on our business, results of operations, and cash flows and could result in a lower than historical level of capital available for deployment, including a lower level of capital returned to stockholders.

Our business, results of operations, and cash flows could be adversely affected by legal proceedings.
We conduct our operations through a variety of businesses, including the distribution of pharmaceuticals, the dispensing of healthcare products, and the provision of services to the pharmaceutical industry. Each of our businesses may cause us to become involved in legal disputes or proceedings. These disputes or proceedings have involved or may involve healthcare fraud and abuse, the False Claims Act, antitrust, class action, commercial, employment, environmental, intellectual property, licensing, public disclosures and various other claims, including claims related to opioid medications as discussed in the above risk factor. Litigation is costly, time-consuming, and disruptive to ordinary business operations. The defense and resolution of these current and future proceedings could have a material adverse effect on our results of operations and financial condition. Violations of various laws, including with respect to the marketing, sale, purchase, and dispensing of pharmaceutical products and the provision of services to the pharmaceutical industry, can result in criminal, civil, and administrative liability for which there can be significant financial damages, criminal and civil penalties, and possible exclusion from participation in federal and state health programs. Any settlement, judgment or fine could materially adversely affect our results of operations.
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
    In fiscal 2018, we resolved potential civil claims and administrative action by entering into, among other things, a Corporate Integrity Agreement with the Office of Inspector General of the U.S. Department of Health and Human Services. The Corporate Integrity Agreement has a five-year term. Failure to comply with obligations under the Corporate Integrity Agreement could lead to monetary or other penalties.
Tax legislation or challenges to our tax positions could adversely affect our results of operations and financial condition.
We are a large corporation with operations in the United States and select global markets. As such, we are subject to tax laws and regulations of the U.S. federal, state and local governments, and various foreign jurisdictions. From time to time, various legislative initiatives, such as corporate tax rate and law changes, the repeal of last-in, first-out ("LIFO") U.S. tax treatment or the promulgation of state opioid taxes and fees, may be proposed that could adversely affect our tax positions and/or our tax liabilities. There can be no assurance that our effective tax rate or tax payments will not be adversely affected by legislation resulting from these initiatives both within the United States and other jurisdictions in which we operate. In addition, tax laws and regulations are extremely complex and subject to varying interpretations. While we believe that our historical tax positions are consistent with applicable laws, regulations, and existing precedent, there can be no assurance that our tax positions will not be challenged by relevant tax authorities or that we would be successful in any such challenge.

Due to the potential for changes to tax laws and regulations or changes to the interpretation thereof, the ambiguity of tax laws and regulations, the subjectivity of factual interpretations, the complexity of our business and intercompany arrangements, uncertainties regarding the geographic mix of earnings in any particular period, and other factors, material adjustments to our tax estimates may impact our provision for income taxes and our earnings per share, as well as our cash flows.

Violations of anti-bribery, anti-corruption, and/or international trade laws to which we are subject could have a material adverse effect on our business, financial position, and results of operations.
We are subject to laws concerning our business operations and marketing activities in foreign countries where we conduct business. For example, we are subject to the U.S. Foreign Corrupt Practices Act (the "FCPA"), U.S. export control and trade sanction laws, and similar anti-corruption and international trade laws in certain foreign countries, such as the U.K. Bribery Act, any violation of which could create substantial liability for us and also cause a loss of reputation in the market. The FCPA generally prohibits U.S. companies and their officers, directors, employees, and intermediaries from making improper payments to foreign officials for the purpose of obtaining or retaining business abroad or otherwise obtaining favorable treatment. The FCPA also requires that U.S. public companies maintain books and records that fairly and accurately reflect transactions and maintain an adequate system of internal accounting controls. If we are found to have violated the FCPA, we may face sanctions including civil and criminal fines, disgorgement of profits, and suspension or debarment of our ability to contract with government agencies or receive export licenses. We have business operations in many countries worldwide, including business operations in Egypt (through our 50%-owned Alliance Healthcare Egypt subsidiary) as well as Turkey, Ukraine, Brazil, and other countries that are considered to have business environments with higher risk of conduct that could give rise to potential violations and liabilities. From time to time, we may face audits or investigations by one or more domestic or foreign government agencies relating to our international business activities, compliance with which could be costly and time-consuming, and could divert our management and key personnel from our business operations. An adverse outcome under any such investigation or audit could subject us to fines or other penalties, which could adversely affect our business, financial position, and results of operations.
Risks generally associated with data privacy regulation and the international transfer of personal data.
We are required to comply with increasingly complex and changing data privacy regulations both in the United States and beyond that regulate the collection, use, security, processing, and transfer of personal data, including particularly the transfer of personal data between or among countries. Many of these regulations also grant rights to individuals. Many foreign data privacy regulations (including, without limitation, GDPR in the European Union, UK GDPR, Brazil's General Data Protection Law, LGPD, and the Personal Information Protection and Electronic Documents Act in Canada) and certain state laws and regulations (including California's CCPA) impose requirements beyond those enacted under United States federal law including, in some instances, private rights of action. For example, the EU GDPR imposes more stringent data protection requirements, including a broader scope of protected data, restrictions on cross-border transfers of personal data and more onerous breach reporting requirements, and the EU GDPR imposes greater penalties for non-compliance than the federal data protection laws in the United States. We may also face audits or investigations by one or more domestic or foreign government agencies relating to our compliance with these regulations. An adverse outcome under any such investigation or audit could subject us to fines or other penalties. We also have contractual obligations to our customers related to the protection of personal data and compliance with privacy laws. The foregoing or other circumstances related to our collection, use, and transfer of personal data could cause a loss of reputation in the market and/or adversely affect our business and financial position.
Other Risks
We face risks related to health epidemics and pandemics, and the continued spread of COVID-19 has had adverse effects on our business.
We face risks related to health epidemics and pandemics, including risks related to any responses thereto by the federal, state or foreign governments as well as customers and suppliers. The COVID-19 pandemic has adversely affected our operations, supply chains and distribution network, and we have experienced and expect to continue to experience unpredictable reductions in supply and demand for certain of our products and services. Further, it is possible that the manufacturers that produce the products that we distribute may experience delays or shutdowns due to COVID-19, such as from disruptions in their supply chains or in a suspension of production at their own facilities. Accordingly, we expect the continued spread of COVID-19 to adversely affect the supply of products and/or potentially disrupt our ability to deliver products to customers. The implementation of any government mandated vaccination or testing mandates may impact our ability to retain current employees and attract new employees. For example, the federal Occupational Safety and Health Administration issued an Emergency Temporary Standard requiring employers with at least 100 employees to require their employees to get vaccinated or submit to regular COVID-19 testing. Any extended disruption in our ability to service our customers could have a material adverse effect on our revenue, results of operations, and cash flows.
We also face risks related to our employees' health and the impact it may have on operations. Certain of our employees have contracted COVID-19 which resulted in our decision to temporarily close, and subsequently reopen, a small number of our distribution centers in the first half of fiscal year 2021 in accordance with our internal protocols. We have implemented measures designed to keep our employees safe and have protocols in place to address business continuity issues at our distribution centers and other locations, but a widespread or sustained outbreak of COVID-19 at one or more locations could disrupt our ability to service our customers.
We also face risks related to a downturn in our customers' respective businesses, including the operations of our retail pharmacy and health systems customers due to COVID-19. An economic slowdown or recession related to COVID-19 may affect our customers' ability to obtain credit to finance their business on acceptable terms, which could result in reduced spending on our products and services.
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
Risks generally associated with our information systems and cyber security may adversely affect our business and results of operations.
Our businesses rely on sophisticated information systems to obtain, rapidly process, analyze, and manage data to facilitate the purchase and distribution of thousands of inventory items from numerous distribution centers; to receive, process, and ship orders on a timely basis; to account for other product and service transactions with customers; to manage the accurate billing and collections for thousands of customers; and to process payments to suppliers. We continue to make substantial investments in data centers and information systems, including, but not limited to, those relating to our recent acquisition of Alliance Healthcare. To the extent our information systems are not successfully implemented or fail, or to the extent there are data center interruptions, our business and results of operations may be adversely affected. Our business and results of operations may also be adversely affected if a third-party service provider does not perform satisfactorily, or if the information systems are interrupted or damaged by unforeseen events, including due to the actions of third parties.
Information security risks have generally increased in recent years because of the proliferation of cloud-based infrastructure and other services, new technologies, and the increased sophistication and activities of perpetrators of cyber attacks. These risks have increased with the growth of our business, including as we integrate the information systems of Alliance Healthcare into our enterprise. A failure, interruption, or breach of our operational or information security systems, or those of our third-party service providers, as a result of cyber attacks or information security breaches could disrupt our business, result in the disclosure or misuse of confidential or proprietary information or personal data, damage our reputation, cause loss of customers or revenue, increase our costs, result in litigation and/or regulatory action, and/or cause other losses, any of which might have a materially adverse impact on our business operations and our financial position or results of operations. In addition, security incidents may require that we expend substantial additional resources related to the security of information systems and disrupt our businesses. As a result, cyber security and the continued development and enhancement of the controls and processes designed to protect our systems, computers, software, data, and networks from attack, damage, or unauthorized access remain a priority for us. Although we believe that we have robust information security procedures, controls and other safeguards in place, as cyber threats continue to evolve, we may be required to expend additional resources to continue to enhance our information security measures and/or to investigate and remediate any information security vulnerabilities.

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

Natural disasters or other unexpected events, including those related to climate change, may disrupt our operations, adversely affect our results of operations and financial condition, and may not be covered by insurance.
We continue to focus on strategies and systems, such as reducing greenhouse gas emissions and packaging waste, to address climate change. However, we face climate and environmental risks and the occurrence of one or more unexpected events, including fires, tornadoes, tsunamis, hurricanes, earthquakes, floods, and other severe hazards or accidents in the United States, the United Kingdom, the European Union or in other countries or regions in which we operate could adversely affect our operations and financial performance. Extreme weather, natural disasters, power outages, or other unexpected events could result in physical damage to and complete or partial closure of one or more of distribution centers or outsourcing facilities, temporary or long-term disruption in the supply of products, delay in the delivery of products to our distribution centers, and/or disruption of our ability to deliver products to customers. Current or future insurance arrangements may not provide protection for costs that may arise from such events, particularly if such events are catastrophic in nature or occur in combination. Further, the long-term effects of climate change on general economic conditions and the pharmaceutical distribution industry in particular are unclear, and changes in the supply, demand, or available sources of energy and the regulatory and other costs associated with energy production and delivery may affect the availability or cost of goods and services, including natural resources, necessary to run our businesses. Any long-term disruption in our ability to service our customers from one or more distribution centers or outsourcing facilities could have a material adverse effect on our operations.
ITEM 1B.    UNRESOLVED STAFF COMMENTS
None.
ITEM 2.    PROPERTIES
As of September 30, 2021, we conducted our business from office and operating facilities at owned and leased locations throughout the United States (including Puerto Rico) and select global markets. We lease a facility in Conshohocken, Pennsylvania for our corporate headquarters.
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
As of September 30, 2021, Alliance Healthcare’s operations were conducted in the Czech Republic, Egypt, France, Lithuania, the Netherlands, Norway, Romania, Spain, Turkey, and the United Kingdom. Its headquarters is in Weybridge, England. Alliance Healthcare has leased and owned properties.
As of September 30, 2021, the Consulting Group's operations were conducted in leased locations. Its headquarters is located in South Carolina and internationally in Canada.
As of September 30, 2021, World Courier's office and operating facilities are located in over 50 countries. Its headquarters is located in London, England. Most of the facilities are leased.
As of September 30, 2021, MWI's operations were conducted in the United States and in the United Kingdom. Leased facilities are located in California, Colorado, Florida, Idaho, Indiana, Kansas, Massachusetts, Minnesota, North Carolina,

Pennsylvania, Texas, Washington, and internationally in the United Kingdom. Significant owned facilities are located in Alabama, Idaho, Texas, and Virginia and internationally in the United Kingdom. Its headquarters is located in Idaho.
We consider our operating and office properties to be in satisfactory condition.
ITEM 3.    LEGAL PROCEEDINGS
Legal proceedings in which we are involved are discussed in Note 14 (Legal Matters and Contingencies) of the Notes to Consolidated Financial Statements appearing in this Annual Report on Form 10-K.
ITEM 4.    MINE SAFETY DISCLOSURES
Not applicable.

INFORMATION ABOUT OUR EXECUTIVE OFFICERS
The following is a list of our executive officers and their ages and positions as of November 15, 2021.

Name	Age	Current Position with the Company
Steven H. Collis	60	Chairman, President, and Chief Executive Officer
Silvana Battaglia	54	Executive Vice President and Chief Human Resources Officer
Elizabeth S. Campbell	47	Executive Vice President and Chief Legal Officer
John G. Chou	65	Executive Vice President and Special Advisor to the Chairman & CEO
Gina K. Clark	64	Executive Vice President and Chief Communications & Administration Officer
James F. Cleary	58	Executive Vice President and Chief Financial Officer
Leslie E. Donato	52	Executive Vice President and Chief Strategy Officer
Robert P. Mauch	54	Executive Vice President and Group President
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
Ms. Campbell was named Executive Vice President and Chief Legal Officer in September 2021. She served as Senior Vice President and Deputy General Counsel from June 2020 to August 2021. Prior to that, Ms. Campbell served in a variety of roles within the Company’s legal department with increased responsibility, including serving as Chief Litigator and Chief Compliance Counsel. Ms. Campbell has been employed by the Company for 11 years.
Mr. Chou has been Executive Vice President since August 2011. He was named Special Advisor to the Chairman & CEO in September 2021. He served as Chief Legal Officer from September 2019 to August 2021. He served as Chief Legal & Business Officer of the Company from May 2017 to September 2019. He served as General Counsel of the Company from January 2007 to June 2017. From January 2007 to August 2011, Mr. Chou was a Senior Vice President. He served as Secretary of the Company from February 2006 to May 2012 and from September 2019 to May 2020. He was Vice President and Deputy General Counsel from November 2004 to January 2007 and Associate General Counsel from July 2002 to November 2004. Mr. Chou has been employed by the Company for 19 years.
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

PART II
ITEM 5.    MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES
The Company's common stock is traded on the New York Stock Exchange under the trading symbol "ABC." As of October 31, 2021, there were 2,315 record holders of the Company's common stock.
Our board of directors approved the following quarterly dividend increases:

Dividend Increases
	Per Share
Date	New Rate	Old Rate	% Increase
November 2018	$0.400	$0.380	5%
January 2020	$0.420	$0.400	5%
November 2020	$0.440	$0.420	5%
November 2021	$0.460	$0.440	5%
Computershare is the Company's transfer agent. Computershare can be reached at (mail) AmerisourceBergen Corporation c/o Computershare, P.O. Box 50500, Louisville, KY 40233-500; (telephone): Domestic 1-800-522-6645, International 1-201-680-6578, and (internet) www.computershare.com/investor.

ISSUER PURCHASES OF EQUITY SECURITIES
The following sets forth the total number of shares purchased, the average price paid per share, the total number of shares purchased as part of publicly announced programs, and the approximate dollar value of shares that may yet be purchased under the programs during each month during the quarter ended September 30, 2021.

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Programs	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Programs
July 1 to July 31	150	$116.44	—	$473,380,878
August 1 to August 31	—	—	—	$473,380,878
September 1 to September 30	—	—	—	$473,380,878
Total	150		—
________________________________________________
(a)In October 2018, the Company's board of directors authorized a share repurchase program allowing the Company to purchase up to $1.0 billion of its outstanding shares of common stock, subject to market conditions. During the fiscal year ended September 30, 2021, the Company purchased 0.6 million shares of its common stock for a total of $55.5 million to complete its authorization under this program.
(b)In May 2020, the Company's board of directors authorized a share repurchase program allowing the Company to purchase up to $500 million of its outstanding shares of common stock, subject to market conditions. During the fiscal year ended September 30, 2021, the Company purchased 0.3 million shares of its common stock for $26.6 million. As of September 30, 2021, the Company had $473.4 million of availability remaining under this program.
(c)Employees surrendered 229,049 shares during the fiscal year ended September 30, 2021 to meet minimum tax-withholding obligations upon vesting of restricted stock.

STOCK PERFORMANCE GRAPH
This graph depicts the Company's five-year cumulative total stockholder returns relative to the performance of the Standard and Poor's 500 Composite Stock Index, the S&P Health Care Index, and an index of peer companies selected by the Company from the market close on September 30, 2016 to September 30, 2021. The graph assumes $100 invested at the closing price of the common stock of the Company and of each of the other indices on the New York Stock Exchange on September 30, 2016. The points on the graph represent fiscal year-end index levels based upon the last trading day in each fiscal year. The Peer Group index (which is weighted on the basis of market capitalization) consists of the following companies engaged primarily in wholesale pharmaceutical distribution and related services: McKesson Corporation and Cardinal Health, Inc.

COMPARISON OF 5 YEAR CUMULATIVE TOTAL RETURN*

$250
$200
$150
$100
$50
$0
9/16
9/17
9/18
9/19
9/20
9/21
AmerisourceBergen Corporation
S&P 500
S&P Health Care
Peer Group

	September 30,
	2016	2017	2018	2019	2020	2021
AmerisourceBergen Corporation	$100.00	$104.23	$118.20	$107.53	$128.87	$161.34
S&P 500	$100.00	$118.61	$139.85	$145.80	$167.89	$218.27
S&P Health Care	$100.00	$115.49	$136.68	$131.80	$158.31	$194.03
Peer Group	$100.00	$91.02	$78.03	$77.45	$83.47	$104.88
* $100 invested on September 30, 2016 in stock or index, including reinvestment of dividends.

ITEM 6.    [RESERVED]
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

Recent Developments
Alliance Healthcare Acquisition
On June 1, 2021, we acquired a majority of Walgreens Boots Alliance, Inc.'s ("WBA") Alliance Healthcare businesses ("Alliance Healthcare") for $6,602.0 million in cash, subject to certain purchase price adjustments, $229.1 million of our common stock (2 million shares at the Company's June 1, 2021 opening stock price of $114.54 per share), $96.9 million of estimated accrued consideration, and $6.1 million of other equity consideration. The net cash payment was $5,536.7 million, as we acquired $922.0 million of cash and cash equivalents and $143.3 million of restricted cash (see Note 2 of the Notes to Consolidated Financial Statements for the allocation of the purchase price). The shares issued were from our treasury stock on a first-in, first-out basis and were originally purchased for $149.1 million. We funded the cash purchase price through a combination of cash on hand and new debt financing (see Note 7 of the Notes to Consolidated Financial Statements). The acquisition expands our reach and solutions in pharmaceutical distribution and adds to our depth and breadth of global manufacturer services.
Other Strategic Transactions with Walgreens
We agreed to a three-year extension of our existing pharmaceutical distribution agreement with WBA and the arrangement pursuant to which we have access to generic drugs and related pharmaceutical products through Walgreens Boots Alliance Development GmbH (both through 2029), as well as a distribution agreement pursuant to which we will supply branded and generic pharmaceutical products to WBA’s Boots UK Ltd. subsidiary (through 2031). In January 2021, we also entered into an agreement with WBA to pursue a series of strategic initiatives designed to create incremental growth and efficiencies in sourcing, logistics, and distribution.
See Item 1A. Risk Factors beginning on page 11 of this Annual Report on Form 10-K for additional risk factors related to our strategic transactions with WBA.
Opioid Litigation
On July 21, 2021, it was announced that we and the two other national pharmaceutical distributors have negotiated a comprehensive proposed settlement agreement that, if all conditions are satisfied, would result in the resolution of a substantial majority of opioid lawsuits filed by state and local governmental entities (see Note 14 of the Notes to Consolidated Financial Statements).
New Reporting Structure
Recently, we undertook a strategic evaluation of our reporting structure to reflect our expanded international presence as a result of the June 2021 acquisition of Alliance Healthcare. As a result of this review, beginning in the first quarter of fiscal 2022, we have re-aligned our reporting structure under two reportable segments: U.S. Healthcare Solutions and International Healthcare Solutions. U.S. Healthcare Solutions will consist of the legacy Pharmaceutical Distribution Services reportable segment (excluding Profarma Distribuidora de Produtos Farmacêuticos S.A. ("Profarma")), MWI Animal Health, Xcenda, Lash Group, and ICS 3PL. International Healthcare Solutions will consist of Alliance Healthcare, World Courier, Innomar, Profarma, and Profarma Specialty. Profarma had previously been included in the Pharmaceutical Distribution Services reportable segment. Profarma Specialty had previously been reported in Other. Beginning in the first quarter of fiscal 2022, we will report our results under this new structure.
Executive Summary
This executive summary provides highlights from the results of operations that follow:
•Revenue increased by 12.7% from the prior fiscal year, primarily due to the revenue growth in our Pharmaceutical Distribution Services segment and our June 2021 acquisition of Alliance Healthcare. The Pharmaceutical Distribution Services segment grew its revenue 8.6% from the prior fiscal year, primarily due to increased sales of specialty products (which generally have higher selling prices), including COVID-19 treatments and overall market growth principally driven by unit volume growth. Revenue in Other increased by 112.3% from the prior fiscal year, primarily due to the June 2021 acquisition of Alliance Healthcare;
•Total gross profit increased 33.7% from the prior fiscal year. Gross profit was favorably impacted by increases in gross profit in Other of 63.4% and Pharmaceutical Distribution Services of 12.3% from the prior fiscal year, a last-in, first-out ("LIFO") credit in the current fiscal year in comparison to a LIFO expense in the prior fiscal year, and an increase in gains from antitrust litigation settlements. Pharmaceutical Distribution Services' gross profit increased from the prior fiscal year primarily due to revenue growth, including an increase in specialty product sales. Gross profit in Other increased from the prior fiscal year primarily due to the June 2021 acquisition of Alliance Healthcare and revenue growth at World Courier and MWI;
•Total operating expenses declined by 55.6% from the prior fiscal year primarily due to a decrease in legal accruals primarily related to our proposed opioid litigation settlement and related obligations and other opioid-related litigation and a decrease in the impairment of assets. These expense reductions were offset in part by a 29.9% increase in distribution, selling, and administrative expenses compared to the prior fiscal year primarily due to the June 2021 acquisition of Alliance Healthcare and increases in payroll-related operating costs to support current and future revenue growth;
•Operating income increased by 145.8%, from the prior fiscal year due to the decrease in total operating expenses and the increase in total gross profit; and
•Our effective tax rates were 30.5% and 35.8% for the fiscal years ended September 30, 2021 and 2020, respectively. The effective tax rate in the fiscal year ended September 30, 2021 was higher than the U.S. statutory rate primarily due to U.K. Tax Reform (see Note 5 of the Notes to Consolidated Financial Statements).

Results of Operations
Fiscal Year Ended September 30, 2021 compared to the Fiscal Year Ended September 30, 2020
Revenue

	Fiscal Year Ended September 30,
(dollars in thousands)	2021	2020	Change
Pharmaceutical Distribution Services	$198,153,202	$182,467,189	8.6%
Other:
MWI Animal Health	4,684,417	4,216,462	11.1%
Alliance Healthcare	7,373,365	—
Global Commercialization Services	3,917,017	3,308,640	18.4%
Total Other	15,974,799	7,525,102	112.3%
Intersegment eliminations	(139,158)	(98,365)
Revenue	$213,988,843	$189,893,926	12.7%
We expect our revenue growth percentage to be in the high-single to low-double digits in fiscal 2022. Our future revenue growth will continue to be affected by various factors, such as industry growth trends, including drug utilization, the introduction of new, innovative brand therapies, the likely increase in the number of generic drugs and biosimilars that will be available over the next few years as a result of the expiration of certain drug patents held by brand-name pharmaceutical manufacturers and the rate of conversion from brand products to those generic drugs and biosimilars, price inflation and price deflation, general economic conditions in the United States and Europe, competition within the industry, customer consolidation, changes in pharmaceutical manufacturer pricing and distribution policies and practices, increased downward pressure on government and other third-party reimbursement rates to our customers, changes in government rules and regulations, and the impact of the COVID-19 pandemic.
Revenue increased by 12.7% from the prior fiscal year primarily due to the revenue growth of our Pharmaceutical Distribution Services segment and our June 2021 acquisition of Alliance Healthcare.
The Pharmaceutical Distribution Services segment grew its revenue by 8.6%, or $15.7 billion, from the prior fiscal year, primarily due to increased sales of specialty products (which generally have higher selling prices) including COVID-19 treatments and overall market growth principally driven by unit volume growth.
More specifically, the increase in the Pharmaceutical Distribution Services segment revenue was largely attributable to the following (in billions):

Increased sales to Walgreens, our largest customer	$1.8
Increased sales to specialty physician practices	$2.3
Increased sales of COVID-19 treatments	$3.2
Increased sales to other customers	$8.4
Revenue in Other increased 112.3%, or $8.4 billion, from the prior fiscal year primarily due to the June 2021 acquisition of Alliance Healthcare and due to growth in the other operating segments: MWI, ABCS, and World Courier.
A number of our contracts with customers, including group purchasing organizations, are typically subject to expiration each year. We may lose a significant customer if an existing contract with such customer expires without being extended, renewed, or replaced. During the fiscal year ended September 30, 2021, no significant contracts expired. The only significant customer contract scheduled to expire in the next twelve months is our contract with Express Scripts, which expires in September 2022. Additionally, from time to time, significant contracts may be terminated in accordance with their terms or extended, renewed, or replaced prior to their expiration dates. If those contracts are extended, renewed, or replaced at less favorable terms, they may also negatively impact our revenue, results of operations, and cash flows.

Gross Profit

	Fiscal Year Ended September 30,
(dollars in thousands)	2021	2020	Change
Pharmaceutical Distribution Services	$4,294,992	$3,824,129	12.3%
Other	2,287,021	1,399,553	63.4%
Intersegment eliminations	(10,607)	(6,096)
Gains from antitrust litigation settlements	168,794	9,076
LIFO credit (expense)	203,028	(7,422)
PharMEDium remediation costs	—	(7,135)
PharMEDium shutdown costs	—	(5,421)
New York State Opioid Stewardship Act	—	(14,800)
Gross profit	$6,943,228	$5,191,884	33.7%
Gross profit increased 33.7%, or $1,751.3 million, from the prior fiscal year. Gross profit in the current fiscal year was favorably impacted by increases in gross profit in Other and Pharmaceutical Distribution Services, a LIFO credit in the current year period in comparison to a LIFO expense in the prior year period, and an increase in gains from antitrust litigation settlements.
Pharmaceutical Distribution Services gross profit increased 12.3%, or $470.9 million, from the prior fiscal year due to revenue growth, including an increase in specialty product sales. As a percentage of revenue, Pharmaceutical Distribution Services gross profit margin of 2.17% in the current fiscal year increased 7 basis points compared to the prior fiscal year primarily due to an increase in specialty product sales, including COVID-19 treatments.
Gross profit in Other increased 63.4%, or $887.5 million, from the prior fiscal year primarily due to the June 2021 acquisition of Alliance Healthcare and revenue growth at World Courier and MWI. As a percentage of revenue, gross profit margin in Other of 14.32% in the current fiscal year decreased from 18.60% in the prior fiscal year. The decline in gross profit margin in the current fiscal year was primarily due to the June 2021 acquisition of Alliance Healthcare, which has a lower gross profit margin than the other operating segments within Other.
We recognized gains from antitrust litigation settlements with pharmaceutical manufacturers of $168.8 million and $9.1 million in the fiscal years ended September 30, 2021 and 2020, respectively. The gains were recorded as reductions to Cost of Goods Sold (see Note 15 of the Notes to Consolidated Financial Statements).
    Our cost of goods sold includes a LIFO provision that is affected by manufacturer pricing practices, which may be impacted by market and other external influences, changes in inventory quantities, and product mix, many of which are difficult to predict. Changes to any of the above factors may have a material impact to our annual LIFO provision. The LIFO credit in the current fiscal year was largely driven by an increase in generic pharmaceutical deflation.
In the prior fiscal year, we incurred remediation costs in connection with the suspended production activities at PharMEDium. We also incurred shutdown costs in connection with permanently exiting the PharMEDium compounding business.
New York State ("NYS") enacted the Opioid Stewardship Act ("OSA"), which went into effect on July 1, 2018. The OSA established an annual $100 million Opioid Stewardship Fund (the "Fund") and required manufacturers, distributors, and importers licensed in NYS to ratably source the Fund. The ratable share of the assessment for each licensee was to be based upon opioids sold or distributed to or within NYS. In December 2018, the OSA was ruled unconstitutional by the U.S. District Court for the Southern District of New York. In September 2020, the United States Court of Appeals for the Second Circuit reversed the District Court’s decision, and, as a result, we accrued $14.8 million in the fiscal year ended September 30, 2020 related to our ratable share of the assessment.

Operating Expenses

	Fiscal Year Ended September 30,
(dollars in thousands)	2021	2020	Change
Distribution, selling, and administrative	$3,594,251	$2,767,217	29.9%
Depreciation and amortization	505,172	391,062	29.2%
Employee severance, litigation, and other	471,911	6,807,307
Goodwill impairment	6,373	—
Impairment of assets	11,324	361,652
Total operating expenses	$4,589,031	$10,327,238	(55.6)%
Distribution, selling, and administrative expenses increased 29.9%, or $827.0 million, from the prior fiscal year. The increase from the prior fiscal year was primarily due to the June 2021 acquisition of Alliance Healthcare and an increase in payroll-related operating costs to support current and future revenue growth. As a percentage of revenue, distribution, selling, and administrative expenses were 1.68% in the current fiscal year and represents a 22-basis point increase compared to the prior fiscal year. The increase in distribution, selling, and administrative expenses as a percentage of revenue was primarily due to the June 2021 acquisition of Alliance Healthcare.
Depreciation expense increased 16.6% from the prior fiscal year primarily due to depreciation of property and equipment originating from the June 2021 acquisition of Alliance Healthcare. Amortization expense increased 60.9% from the prior fiscal year primarily due to amortization of intangible assets originating from the June 2021 acquisition of Alliance Healthcare.
Employee severance, litigation, and other in the fiscal year ended September 30, 2021 included a $147.7 million accrual related to opioid litigation settlements and $124.9 million of legal fees and opioid related costs in connection with opioid lawsuits and investigations, $117.0 million of acquisition-related deal and integration costs primarily related to the June 2021 acquisition of Alliance Healthcare, $46.1 million of severance and other restructuring initiatives primarily related to the disposal of assets related to our return to office plan, and $36.3 million related to our business transformation efforts.
Employee severance, litigation, and other in the fiscal year ended September 30, 2020 included a $6.6 billion legal accrual (see Note 14 of the Notes to Consolidated Financial Statements) and $115.4 million of legal fees in connection with opioid lawsuits and investigations, $34.4 million of severance costs primarily related to position eliminations resulting from our decision to permanently exit the PharMEDium compounding business, $38.0 million related to our business transformation efforts, and $12.6 million of acquisition-related deal and integration costs and other restructuring initiatives.
We recorded a goodwill impairment of $6.4 million in our Profarma reporting unit in the fiscal year ended September 30, 2021 in connection with our fiscal 2021 annual impairment test (see Note 6 of the Notes to Consolidated Financial Statements). We recorded an $11.3 million loss on the remeasurement of a disposal group held for sale to fair value less cost to sell in Impairment of Assets in the fiscal year ended September 30, 2021 (see Note 2 of the Notes to Consolidated Financial Statements).
    We recorded a $361.7 million impairment of PharMEDium's assets in Impairment of Assets in the fiscal year ended September 30, 2020 (see Note 1 of the Notes to Consolidated Financial Statements).

Operating Income (Loss)

	Fiscal Year Ended September 30,
(dollars in thousands)	2021	2020	Change
Pharmaceutical Distribution Services	$2,041,072	$1,807,001	13.0%
Other	614,973	400,139	53.7%
Intersegment eliminations	(7,841)	(2,693)
Total segment operating income	2,648,204	2,204,447	20.1%

Gains from antitrust litigation settlements	168,794	9,076
LIFO credit (expense)	203,028	(7,422)
Acquisition-related intangibles amortization	(176,221)	(110,478)
Employee severance, litigation, and other	(471,911)	(6,807,307)
Goodwill impairment	(6,373)	—
Impairment of assets	(11,324)	(361,652)
PharMEDium remediation costs	—	(16,165)
PharMEDium shutdown costs	—	(43,206)
New York State Opioid Stewardship Act	—	(14,800)
Contingent consideration adjustment	—	12,153
Operating income (loss)	$2,354,197	$(5,135,354)	145.8%
Segment operating income is evaluated before gains from antitrust litigation settlements; LIFO credit (expense); acquisition-related intangibles amortization; employee severance, litigation, and other; goodwill impairment; impairment of assets; PharMEDium remediation costs; PharMEDium shutdown costs; New York State Opioid Stewardship Act; and contingent consideration adjustment.
Pharmaceutical Distribution Services operating income increased 13.0%, or $234.1 million, from the prior fiscal year primarily due to the increase in gross profit, as noted above, and was offset in part by an increase in operating expenses. As a percentage of revenue, Pharmaceutical Distribution Services operating income margin was 1.03% and represented an increase of 4 basis points compared to the prior fiscal year. The increase from the prior year fiscal year was primarily due to the increase in specialty product sales, including COVID-19 treatments.
Operating income in Other increased 53.7%, or $214.8 million, from the prior fiscal year primarily due to the June 2021 acquisition of Alliance Healthcare and the increases in operating income at MWI and World Courier.
One of our non-wholly-owned subsidiaries, Profarma, which we consolidate based on certain governance rights (see Note 3 of the Notes to Consolidated Financial Statements), adjusted its previous estimate of contingent consideration in the prior fiscal year related to the purchase price of one of its prior business acquisitions.
Other Income
We recorded a $64.7 million gain on the remeasurement of an equity investment, a $14.0 million impairment of a non-customer note receivable related to a start-up venture, and a foreign currency loss of $3.4 million on the remeasurement of deferred tax assets relating to Swiss tax reform in the fiscal year ended September 30, 2021.
Interest Expense, Net
Interest expense, net and the respective weighted average interest rates were as follows:

	Fiscal Year Ended September 30,
	2021		2020
(dollars in thousands)	Amount	Weighted Average Interest Rate	Amount	Weighted Average Interest Rate
Interest expense	$182,544	2.62%	$158,522	3.42%
Interest income	(8,470)	0.28%	(20,639)	0.69%
Interest expense, net	$174,074		$137,883
Interest expense, net increased 26.2%, or $36.2 million, from the prior fiscal year due to the issuance of our $1,525 million of 0.737% senior notes, $1,000 million of 2.700% senior notes in March 2021, and the $500 million variable-rate term loan that was issued in June 2021, all of which were used to finance a portion of the June 2021 acquisition of Alliance

Healthcare, the incremental interest expense associated with Alliance Healthcare's debt in certain countries, and the decrease in interest income resulting from a decrease in investment interest rates. The increase in interest expense as a result of the above-mentioned debt issuances was offset in part by a lower weighted-average borrowing interest rate and the repayment of our $400 million term loan upon its maturity in October 2020.
Our interest expense in future periods may vary significantly depending upon changes in net borrowings, interest rates, amendments to our current borrowing facilities, and strategic decisions to deploy our invested cash.
Income Tax Expense (Benefit)
    Our effective tax rates were 30.5% and 35.8% in the fiscal years ended September 30, 2021 and 2020, respectively. Our effective tax rate in the fiscal year ended September 30, 2021 was higher than the U.S. statutory rate due to U.K. Tax Reform (see Note 5 of the Notes to Consolidated Financial Statements). Our effective tax rate in the fiscal year ended September 30, 2020 was higher than the U.S. statutory rate due to our operating loss, the tax benefits associated with our decision to permanently exit the PharMEDium compounding business, Swiss Tax Reform, the CARES Act, and other discrete items and offset in part by the tax impact of the portion of the opioid legal accrual that is not expected to be tax deductible.
Net Income (Loss) Attributable to AmerisourceBergen Corporation and Diluted Earnings Per Share
Net income attributable to AmerisourceBergen and diluted earnings per share were significantly lower in the prior fiscal year primarily due to the legal accrual recognized in connection with opioid lawsuits.
Fiscal Year Ended September 30, 2020 compared to the Fiscal Year Ended September 30, 2019
For a discussion of the comparison of our results of operations for the fiscal years ended September 30, 2020 and 2019, refer to the Management's Discussion and Analysis of Financial Condition and Results of Operations section in our previously filed Annual Report on Form 10-K for the fiscal year ended September 30, 2020.
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
Allowances for Returns and Credit Losses
Trade receivables are primarily comprised of amounts owed to us for our pharmaceutical distribution and services activities and are presented net of an allowance for customer sales returns and an allowance for credit losses. Our customer sales return policy generally allows customers to return products only if the products can be resold at full value or returned to suppliers for full credit. We record an accrual for estimated customer sales returns at the time of sale to the customer based upon historical customer return trends. The allowance for returns as of September 30, 2021 and 2020 was $1,271.6 million and $1,344.6 million, respectively.
We evaluate our receivables for risk of loss by grouping our receivables with similar risk characteristics. Expected losses are determined based on a combination of historical loss trends, current economic conditions, and forward-looking risk factors. Changes in these factors, among others, may lead to adjustments in our allowance for credit losses. The calculation of the required allowance requires judgment by management as to the impact of those and other factors on the ultimate realization of our trade receivables. Each of our business units performs ongoing credit evaluations of its customers' financial condition and maintains reserves for expected credit losses and specific credit problems when they arise. We write off balances against the reserves when collectability is deemed remote. Each business unit performs formal, documented reviews of the allowance at least quarterly, and our largest business units perform such reviews monthly. There were no significant changes to this process during the fiscal years ended September 30, 2021, 2020, and 2019 bad debt expense was computed in a consistent manner during these periods. The bad debt expense for any period presented is equal to the changes in the period end allowance for credit losses, net of write-offs, recoveries, and other adjustments.
Bad debt expense for the fiscal years ended September 30, 2021, 2020 and 2019 was $12.1 million, $11.9 million, and $25.2 million respectively. An increase or decrease of 0.1% in the 2021 allowance as a percentage of trade receivables would result in an increase or decrease in the provision on accounts receivable of approximately $18.3 million. The allowance for credit losses was $85.1 million and $72.7 million as of September 30, 2021 and 2020, respectively.

Schedule II of this Form 10-K sets forth a rollforward of allowances for returns and credit losses.
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
Goodwill and Other Intangible Assets
Goodwill arises from acquisitions or consolidations of specific operating companies and is assigned to the reporting unit in which a particular operating company resides. We identify our reporting units based upon our management reporting structure, beginning with our operating segments. We aggregate two or more components within an operating segment that have similar economic characteristics. We evaluate whether the components within our operating segments have similar economic characteristics, which include the similarity of long-term gross margins, the nature of the components' products, services, and production processes, the types of customers and the methods by which products or services are delivered to customers, and the components' regulatory environment. Our reporting units include Pharmaceutical Distribution Services, Profarma, ABCS, World Courier, MWI, and Alliance Healthcare.
Goodwill and other intangible assets with indefinite lives, such as certain trademarks and trade names, are not amortized; rather, they are tested for impairment at least annually. For the purpose of these impairment tests, we can elect to perform a qualitative assessment to determine if it is more likely than not that the fair values of its reporting units and indefinite-lived intangible assets are less than the respective carrying values of those reporting units and indefinite-lived intangible assets, respectively. Such qualitative factors can include, among others, industry and market conditions, overall financial performance, and relevant entity-specific events. If we conclude based on its qualitative assessment that it is more likely than not that the fair value of a reporting unit is less than its carrying value, it performs a quantitative analysis. We elected to perform a qualitative impairment assessment of goodwill and indefinite-lived intangible assets in the fourth quarter of fiscal 2021, with the exception of our testing of goodwill in the ABCS and Profarma reporting units. We elected to perform a qualitative impairment assessment of goodwill and indefinite-lived intangible assets in the fourth quarter of fiscal 2020, with the exception of our testing of goodwill and indefinite-lived intangibles in the MWI and Profarma reporting units. We elected to perform a qualitative impairment assessment of goodwill and indefinite-lived intangible assets in the fourth quarter of fiscal 2019, with the exception of our testing of goodwill in the Profarma reporting unit.
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
The quantitative impairment test for indefinite-lived intangibles other than goodwill (certain trademarks and trade names) consists of a comparison of the fair value of the indefinite-lived intangible asset to the carrying value of the asset as of the impairment testing date. We estimate the fair value of its indefinite-lived intangibles using the relief from royalty method. We believe the relief from royalty method is a widely used valuation technique for such assets. The fair value derived from the relief from royalty method is measured as the discounted cash flow savings realized from owning such indefinite-lived trademarks and trade names and not having to pay a royalty for their use.
We completed our required annual impairment tests relating to goodwill and indefinite-lived intangible assets in the fourth quarter of the fiscal years ended September 30, 2021, 2020, and 2019. We recorded a goodwill impairment of $6.4 million in our Profarma reporting unit in connection with its fiscal 2021 annual impairment test (see Note 6 of the Notes to Consolidated Financial Statements). No indefinite-lived intangible asset impairments were recorded in the fiscal years ended September 30, 2021, 2020, and 2019 and no goodwill impairments were recorded in the fiscal years ended September 30, 2020 and 2019.
Finite-lived intangible assets are amortized using the straight-line method over the estimated useful lives of the assets. We perform a recoverability assessment of our long-lived assets when impairment indicators are present.
After U.S. Food and Drug Administration ("FDA") inspections of PharMEDium Healthcare Holdings, Inc.'s ("PharMEDium") compounding facilities, we voluntarily suspended production activities in December 2017 at its largest compounding facility located in Memphis, Tennessee pending execution of certain remedial measures.
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
As a result of the continued suspension of the production activities at PharMEDium's compounding facility located in Memphis, Tennessee, certain regulatory matters, ongoing operational challenges, and lower-than-expected operating results, we updated our recoverability assessment of PharMEDium’s long-lived assets as of December 31, 2019. The recoverability assessment was based upon comparing PharMEDium's forecasted undiscounted cash flows to the carrying value of its asset group. Using forecasted undiscounted cash flows that were based on the weighted average of multiple strategic alternatives, we concluded that the carrying value of the PharMEDium long-lived asset group was not recoverable as of December 31, 2019 and recorded an impairment loss of $138.0 million in the three months ended December 31, 2019. We allocated $123.2 million of the impairment to finite-lived intangibles, $11.6 million of the impairment to property and equipment, and $3.2 million to ROU assets.
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
The significant assumptions and estimates described in the preceding paragraphs are important contributors to the ultimate effective tax rate in each year. If any of our assumptions or estimates were to change, an increase or decrease in our effective tax rate by 1% on income before income taxes would have caused income tax expense to change by $22.2 million in the fiscal year ended September 30, 2021.
For a complete discussion of the tax impact of UK Tax Reform, Swiss Tax Reform, the legal accrual related to opioid litigation, the CARES Act, and the PharMEDium worthless stock deduction, refer to Note 5 of the Notes to Consolidated Financial Statements.
Inventories
Inventories are stated at the lower of cost or market. Cost for approximately 66% and 70% of our inventories as of September 30, 2021 and 2020, respectively, has been determined using the LIFO method. If we had used the first-in, first-out method of inventory valuation, which approximates current replacement cost, inventories would have been approximately $1,316.2 million and $1,519.2 million higher than the amounts reported as of September 30, 2021 and 2020, respectively. We recorded LIFO credits of $203.0 million and $22.5 million in the fiscal years ended September 30, 2021 and 2019, respectively. We recorded a LIFO expense of $7.4 million in the fiscal year ended September 30, 2020. The annual LIFO provision is affected by manufacturer pricing practices, which may be impacted by market and other external influences, changes in inventory quantities, and product mix, many of which are difficult to predict. Changes to any of the above factors can have a material impact to our annual LIFO provision.
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
 Our primary ongoing cash requirements will be to finance working capital, fund the repayment of debt, fund the payment of interest on debt, fund the payment of dividends, fund purchases of our common stock, finance acquisitions, and fund capital expenditures and routine growth and expansion through new business opportunities. Future cash flows from operations and borrowings are expected to be sufficient to fund our ongoing cash requirements, including the opioid litigation payments that are expected to be made over 18 years (see below).

Cash Flows
As of September 30, 2021 and 2020, our cash and cash equivalents held by foreign subsidiaries were $725.4 million and $675.9 million, respectively. We have the ability to repatriate the majority of our cash and cash equivalents held by our foreign subsidiaries without incurring significant additional taxes upon repatriation.
We have increased seasonal needs related to our inventory build during the December and March quarters that, depending on our cash balance, may require the use of our credit facilities to fund short-term capital needs. Our cash balances in the fiscal years ended September 30, 2021 and 2020 were supplemented by intra-period credit facility borrowings to cover short-term working capital needs. The largest amount of intra-period borrowings under our revolving and securitization credit facilities that was outstanding at any one time during the fiscal years ended September 30, 2021 and 2020 was $637.7 million and $39.6 million, respectively. We had $4,730.5 million, $117.4 million, and $606.0 million of cumulative intra-period borrowings that were repaid under our credit facilities during the fiscal years ended September 30, 2021, 2020, and 2019, respectively.
During the fiscal years ended September 30, 2021 and 2020, our operating activities provided cash of $2,666.6 million and $2,207.0 million, respectively. Cash provided by operations in the fiscal year ended September 30, 2021 was principally the result of an increase in accounts payable of $2,049.2 million, net income of $1,544.6 million, and non-cash items of $754.7 million, offset in part by an increase in inventories of $1,116.3 million and an increase in accounts receivable of $930.1 million. The increase in accounts payable was primarily driven by the increase in inventories and the timing of scheduled payments to suppliers. Non-cash items were primarily comprised of the provision for deferred income taxes of $334.9 million, depreciation expense of $326.7 million, amortization expense of $188.1 million, and a LIFO credit of $203.0 million. The increase in inventories reflects the increase in business volume. The increase in accounts receivable was the result of our revenue growth and the timing of payments from our customers.
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

	Fiscal Year Ended September 30,
	2021	2020	2019
Days sales outstanding	26.2	24.7	25.1
Days inventory on hand	28.6	28.7	28.4
Days payable outstanding	58.3	57.6	57.5
Our cash flows from operating activities can vary significantly from period to period based upon fluctuations in our period-end working capital account balances. Additionally, any changes to payment terms with a significant customer or manufacturer supplier could have a material impact to our cash flows from operations. The acquisition of Alliance Healthcare increased our days sales outstanding and days payable outstanding as it has longer payment terms with customers and manufacturers. Our ratios could increase in fiscal 2022 as a result of a full year's impact of Alliance Healthcare. Operating cash flows during the fiscal year ended September 30, 2021 included $170.9 million of interest payments and $93.5 million of income tax payments, net of refunds. Operating cash flows during the fiscal year ended September 30, 2020 included $150.7 million of interest payments and $139.4 million of income tax payments, net of refunds. Operating cash flows during the fiscal year ended September 30, 2019 included $167.4 million of interest payments and $117.7 million of income tax payments, net of refunds.
Capital expenditures in the fiscal years ended September 30, 2021, 2020, and 2019 were $438.2 million, $369.7 million, and $310.2 million, respectively. Significant capital expenditures in fiscal 2021 and 2020 included costs associated with facility expansions, and various technology initiatives, including costs related to enhancing and upgrading our primary information technology operating systems. Significant capital expenditures in fiscal 2019 included costs associated with the construction of a new support facility and technology initiatives, including costs related to enhancing and upgrading our information technology systems.
We currently expect to spend approximately $500 million for capital expenditures during fiscal 2022. Larger 2022 capital expenditures will include investments relating to various technology initiatives, including technology investments at Alliance Healthcare.
Net cash used in investing activities in the fiscal year ended 2021 included $5,563.0 million of costs to acquire companies, which principally related to the June 2021 acquisition of Alliance Healthcare, net of cash acquired, and $162.6 million for equity investments. We acquired a business to support our animal health business for $54.0 million in the fiscal year ended September 30, 2019.
Net cash used in financing activities in the fiscal year ended September 30, 2021 principally resulted from the issuance of senior notes and the February 2021 Term Loan (see above) and $198.8 million of exercises of stock options, offset in part by $650 million of repayments of our term loans, $366.6 million in cash dividends paid on our common stock, and $82.2 million in purchases of our common stock.
Net cash used in financing activities in the fiscal year ended September 30, 2020 principally related to $420.4 million in purchases of our common stock and $343.6 million in cash dividends paid on our common stock.
Net cash used in financing activities in the fiscal year ended September 30, 2019 principally related to $674.0 million in purchases of our common stock and $339.0 million in cash dividends paid on our common stock.

Debt and Credit Facility Availability
The following illustrates our debt structure as of September 30, 2021, including availability under the multi-currency revolving credit facility, the receivables securitization facility, the revolving credit note, the 364-day revolving credit facility, Alliance Healthcare debt, and the overdraft facility:

(in thousands)	Outstanding Balance	Additional Availability
Fixed-Rate Debt:
$1,525,000, 0.737% senior notes due 2023	$1,518,223	$—
$500,000, 3.400% senior notes due 2024	498,714	—
$500,000, 3.250% senior notes due 2025	497,669	—
$750,000, 3.450% senior notes due 2027	744,781	—
$500,000, 2.800% senior notes due 2030	494,738	—
$1,000,000, 2.700% senior notes due 2031	989,366	—
$500,000, 4.250% senior notes due 2045	494,946	—
$500,000, 4.300% senior notes due 2047	493,021	—
Nonrecourse debt	48,190	—
Total fixed-rate debt	5,779,648	—

Variable-Rate Debt:
Revolving credit note	—	75,000
Receivables securitization facility due 2022	350,000	1,100,000
364-day revolving credit facility	—	1,000,000
Term loan due June 2023	249,640	—
Overdraft facility due 2024 (£10,000)	—	13,475
Multi-currency revolving credit facility due 2024	—	1,400,000
Alliance Healthcare debt	235,998	398,961
Nonrecourse debt	68,638	—
Total variable-rate debt	904,276	3,987,436
Total debt	$6,683,924	$3,987,436
In May 2020, we issued $500 million of 2.80% senior notes due May 15, 2030 (the "2030 Notes"). The 2030 Notes were sold at 99.71% of the principal amount and have an effective yield of 2.81%. Interest on the 2030 Notes is payable semi-annually in arrears and commenced on November 15, 2020.
We used the proceeds from the 2030 Notes to finance the early retirement of the $500 million of 3.50% senior notes that were due in 2021 and made a $21.4 million prepayment premium in connection with this early retirement.
In March 2021, we issued $1,525 million of 0.737% senior notes due March 15, 2023 (the "2023 Notes"). The 2023 Notes were sold at 100.00% of the principal amount. Interest on the 2023 Notes is payable semi-annually in arrears, commencing on September 15, 2021. In March 2021, we issued $1,000 million of 2.700% senior notes due March 15, 2031 (the "2031 Notes"). The 2031 Notes were sold at 99.79% of the principal amount and have an effective yield of 2.706%. Interest on the 2031 Notes is payable semi-annually in arrears, commencing on September 15, 2021. The 2023 Notes and 2031 Notes rank pari passu to our other senior notes, the Multi-Currency Revolving Credit Facility, the Revolving Credit Note, and the Overdraft Facility. We used the proceeds from the 2023 Notes and 2031 Notes to finance a portion of the June 2021 Alliance Healthcare acquisition.
In addition to the 2023 Notes, the 2030 Notes, and the 2031 Notes, we have $500 million of 3.40% senior notes due May 15, 2024, $500 million of 3.25% senior notes due March 1, 2025, $750 million of 3.45% senior notes due December 15, 2027, $500 million of 4.25% senior notes due March 1, 2045, and $500 million of 4.300% senior notes due December 15, 2047 (collectively, the "Notes"). Interest on the Notes is payable semiannually in arrears.

We have a $1.4 billion multi-currency senior unsecured revolving credit facility ("Multi-Currency Revolving Credit Facility"), which was scheduled to expire in September 2024, with a syndicate of lenders. In November 2021, we increased the capacity of the Multi-Currency Revolving Credit Facility by $1.0 billion to $2.4 billion and extended the expiration to November 2026. Interest on borrowings under the Multi-Currency Revolving Credit Facility accrues at specified rates based upon our debt rating and ranges from 70 basis points to 112.5 basis points over CDOR/LIBOR/EURIBOR/Bankers Acceptance Stamping Fee, as applicable (101.5 basis points over CDOR/LIBOR/EURIBOR/Bankers Acceptance Stamping Fee as of September 30, 2021) and from 0 basis points to 12.5 basis points over the alternate base rate and Canadian prime rate, as applicable. We pay facility fees to maintain the availability under the Multi-Currency Revolving Credit Facility at specified rates based upon our debt rating, ranging from 5 basis points to 12.5 basis points, annually, of the total commitment (11 basis points as of September 30, 2021). We may choose to repay or reduce our commitments under the Multi-Currency Revolving Credit Facility at any time. The Multi-Currency Revolving Credit Facility contains covenants, including compliance with a financial leverage ratio test, as well as others that impose limitations on, among other things, indebtedness of subsidiaries and asset sales, with which we were compliant as of September 30, 2021.
We have a commercial paper program whereby we may from time to time issue short-term promissory notes in an aggregate amount of up to $1.4 billion at any one time. Amounts available under the program may be borrowed, repaid, and re-borrowed from time to time. The maturities on the notes will vary, but may not exceed 365 days from the date of issuance. The notes will bear interest, if interest bearing, or will be sold at a discount from their face amounts. The commercial paper program does not increase our borrowing capacity as it is fully backed by our Multi-Currency Revolving Credit Facility. There were no borrowings outstanding under our commercial paper program as of September 30, 2021 and 2020.
We have a $1,450 million receivables securitization facility ("Receivables Securitization Facility"), which was scheduled to expire in September 2022. In November 2021, we amended the Receivables Securitization Facility to extend the maturity to November 2024. We have available to us an accordion feature whereby the commitment on the Receivables Securitization Facility may be increased by up to $250 million, subject to lender approval, for seasonal needs during the December and March quarters. Interest rates are based upon prevailing market rates for short-term commercial paper or LIBOR plus a program fee. We pay a customary unused fee at prevailing market rates, annually, to maintain the availability under the Receivables Securitization Facility.
In connection with the Receivables Securitization Facility, AmerisourceBergen Drug Corporation and a specialty distribution subsidiary sell on a revolving basis certain accounts receivable to Amerisource Receivables Financial Corporation, a wholly-owned special purpose entity, which in turn sells a percentage ownership interest in the receivables to financial institutions and commercial paper conduits sponsored by financial institutions. AmerisourceBergen Drug Corporation is the servicer of the accounts receivable under the Receivables Securitization Facility. As sold receivables are collected, additional receivables may be sold up to the maximum amount available under the facility. We use the facility as a financing vehicle because it generally offers an attractive interest rate relative to other financing sources. We securitize our trade accounts, which are generally non-interest bearing, in transactions that are accounted for as borrowings. The Receivables Securitization Facility contains similar covenants to the Multi-Currency Revolving Credit Facility, with which we were compliant as of September 30, 2021.
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
In February 2021, we entered into an agreement pursuant to which we obtained a $1.0 billion senior unsecured revolving credit facility ("364-Day Revolving Credit Facility") with a syndicate of lenders, which is scheduled to expire 364 days after June 1, 2021, the closing of the Alliance Healthcare acquisition. In November 2021, we terminated the 364-Day Revolving Credit Facility.
In October 2018, we refinanced $400 million of outstanding term loans by issuing a new $400 million variable-rate term loan ("October 2018 Term Loan"). Our $400 million Term Loan matured and was repaid in October 2020.

In February 2021, we entered into a $1.0 billion variable-rate term loan (“February 2021 Term Loan”), which was available to be drawn on the closing date of the acquisition of Alliance Healthcare. In April 2021, we reduced our commitment under the February 2021 Term Loan to $500 million. In June 2021, we borrowed $500 million under the February 2021 Term Loan to finance a portion of the Alliance Healthcare acquisition. The February 2021 Term Loan matures in June 2023. In September 2021, we elected to make a principal payment, prior to the scheduled repayment date, of $250 million on the February 2021 term loan. The February 2021 Term Loan bears interest at a rate equal either to a base rate plus a margin, or LIBOR, plus a margin. The margin is based on the public debt ratings of us and ranges from 87.5 basis points to 137.5 basis points (112.5 basis points as of September 30, 2021) over LIBOR and 0 basis points to 37.5 basis points (12.5 basis points as of September 30, 2021) over a base rate. The February 2021 Term Loan contains similar covenants to the Multi-Currency Revolving Credit Facility, with which we were compliant as of September 30, 2021.
Alliance Healthcare debt is comprised of uncommitted revolving credit facilities in various currencies with various rates. A vast majority of the outstanding borrowings were held in Egypt (which is 50% owned) as of September 30, 2021. These facilities are used to fund its working capital needs.
Nonrecourse debt is comprised of short-term and long-term debt belonging to the Brazil subsidiaries and is repaid solely from the Brazil subsidiaries' cash flows and such debt agreements provide that the repayment of the loans (and interest thereon) is secured solely by the capital stock, physical assets, contracts, and cash flows of the Brazil subsidiaries.
Share Purchase Programs and Dividends
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
    In October 2018, our board of directors authorized a share repurchase program allowing us to purchase up to $1.0 billion of our shares of common stock, subject to market conditions. During the fiscal year ended September 30, 2019, we purchased $538.9 million of our common stock under this program, which included $14.8 million of September 2019 purchases that cash settled in October 2019. During the fiscal year ended September 30, 2020, we purchased $405.6 million of our common stock, which excluded $14.8 million of September 2019 purchases that cash settled in October 2019. During the fiscal year ended September 30, 2021, we purchased $55.5 million of our common stock to complete our authorization under this program.
In May 2020, our board of directors authorized a share repurchase program allowing us to purchase up to $500 million of our outstanding shares of common stock, subject to market conditions. During the fiscal year ended September 30, 2021, we purchased $26.6 million of our common stock. As of September 30, 2021, we had $473.4 million of availability remaining under this program.
Our board of directors approved the following quarterly dividend increases:

Dividend Increases
	Per Share
Date	New Rate	Old Rate	% Increase
November 2018	$0.400	$0.380	5%
January 2020	$0.420	$0.400	5%
November 2020	$0.440	$0.420	5%
November 2021	$0.460	$0.440	5%
We anticipate that we will continue to pay quarterly cash dividends in the future. However, the payment and amount of future dividends remain within the discretion of our board of directors and will depend upon our future earnings, financial condition, capital requirements, and other factors.
Commitments and Obligations
As discussed in Note 14 of the Notes to Consolidated Financial Statements, in the fourth quarter of fiscal 2020, with regard to litigation relating to our proposed global opioid settlement as well as other opioid-related litigation, we recorded a $6.6 billion liability ($5.5 billion, net of an income tax benefit). On July 21, 2021, it was announced that we and the two other national pharmaceutical distributors have negotiated a comprehensive proposed settlement agreement that, if all conditions are satisfied, would result in the resolution of a substantial majority of opioid lawsuits filed by state and local governmental entities. The proposed settlement agreement includes a cash component, pursuant to which we would pay up to approximately

$6.4 billion over 18 years, including a $288.4 million payment into escrow that was made in September 2021. The $288.4 million that was paid into escrow did not reduce our short-term liability as it was recorded as restricted cash in Prepaid Expense and Other on our Consolidated Balance Sheet as of September 30, 2021. The escrow payment related to the proposed settlement agreement will be disbursed following the effective date of the settlement, or returned to us if the settlement does not become effective. The payment of the aforementioned litigation liability has not and is not expected to have an impact on our ability to pay dividends.
The following is a summary of our contractual obligations for future principal and interest payments on our debt, minimum rental payments on our noncancellable operating leases, and minimum payments on our other commitments as of September 30, 2021:

Payments Due by Period (in thousands)	Debt, Including Interest Payments	Operating Leases	Other Commitments	Total
Within 1 year	$472,586	$206,923	$139,207	$818,716
1-3 years	2,621,577	342,347	181,316	3,145,240
4-5 years	1,087,051	265,421	108,254	1,460,726
After 5 years	4,323,746	495,546	—	4,819,292
Total	$8,504,960	$1,310,237	$428,777	$10,243,974
    The 2017 Tax Act required a one-time transition tax to be recognized on historical foreign earnings and profits. We expect to pay $175.6 million, net of overpayments and tax credits, related to this transition tax, as of September 30, 2021, which is payable in installments over a six-year period that commenced in January 2021. The transition tax commitment is included in "Other Commitments" in the above table.
Our liability for uncertain tax positions was $522.8 million (including interest and penalties) as of September 30, 2021. This liability represents an estimate of tax positions that we have taken in our tax returns which may ultimately not be sustained upon examination by taxing authorities. Since the amount and timing of any future cash settlements cannot be predicted with reasonable certainty, the estimated liability has been excluded from the above contractual obligations table. Our liability for uncertain tax positions as of September 30, 2021 primarily includes an uncertain tax benefit related to the $6.7 billion legal accrual for litigation related to the distribution of prescription opioid pain medications, as disclosed in Note 14 of the Notes to Consolidated Financial Statements.
Market Risk
We have market risk exposure to interest rate fluctuations relating to our debt. We manage interest rate risk by using a combination of fixed-rate and variable-rate debt. The amount of variable-rate debt fluctuates during the year based on our working capital requirements. We had $0.9 billion of variable-rate debt outstanding as of September 30, 2021. We periodically evaluate financial instruments to manage our exposure to fixed and variable interest rates. However, there are no assurances that such instruments will be available in the combinations we want and/or on terms acceptable to us. There were no such financial instruments in effect as of September 30, 2021.
We also have market risk exposure to interest rate fluctuations relating to our cash and cash equivalents. We had $2,547.1 million in cash and cash equivalents as of September 30, 2021. The unfavorable impact of a hypothetical decrease in interest rates on cash and cash equivalents would be partially offset by the favorable impact of such a decrease on variable-rate debt. For every $100 million of cash invested that is in excess of variable-rate debt, a 10-basis point decrease in interest rates would increase our annual net interest expense by $0.1 million.
We have exposure to foreign currency and exchange rate risk from our non-U.S. operations. Our largest exposure to foreign exchange rates exists primarily with the Euro, the U.K. Pound Sterling, the Turkish Lira, the Egyptian Pound, the Brazilian Real, and the Canadian Dollar. With the June 2021 acquisition of Alliance Healthcare, our foreign currency and exchange rate risk increased; therefore, we now use foreign currency denominated forward contracts to hedge against changes in foreign exchange rates. We may use derivative instruments to hedge our foreign currency exposure, but not for speculative or trading purposes. Revenue from our foreign operations during the fiscal year ended September 30, 2021 was approximately five percent of our consolidated revenue and included four months of revenue from Alliance Healthcare. We expect revenue from foreign operations to increase in the future as Alliance Healthcare's revenue will comprise a larger portion of our total revenue.
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

Cautionary Note Regarding Forward-Looking Statements
Certain of the statements contained in this Management's Discussion and Analysis of Financial Condition and Results of Operations and elsewhere in this report are "forward-looking statements" within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended (the "Securities Exchange Act"). Words such as "expect," "likely," "outlook," "forecast," "would," "could," "should," "can," "project," "intend," "plan," "continue," "sustain," "synergy," "on track," "believe," "seek," "estimate," "anticipate," "may," "possible," "assume," variations of such words, and similar expressions are intended to identify such forward-looking statements. These statements are based on management's current expectations and are subject to uncertainty and changes in circumstances and speak only as of the date hereof. These statements are not guarantees of future performance and are based on assumptions and estimates that could prove incorrect or could cause actual results to vary materially from those indicated. Among the factors that could cause actual results to differ materially from those projected, anticipated, or implied are the following: unfavorable trends in brand and generic pharmaceutical pricing, including in rate or frequency of price inflation or deflation; competition and industry consolidation of both customers and suppliers resulting in increasing pressure to reduce prices for our products and services; changes in the United States healthcare and regulatory environment, including changes that could impact prescription drug reimbursement under Medicare and Medicaid; increasing governmental regulations regarding the pharmaceutical supply channel; declining reimbursement rates for pharmaceuticals; continued federal and state government enforcement initiatives to detect and prevent suspicious orders of controlled substances and the diversion of controlled substances; continued prosecution or suit by federal, state and other governmental entities of alleged violations of laws and regulations regarding controlled substances, including due to failure to achieve a global resolution of the multi-district opioid litigation and other related state court litigation, and any related disputes, including shareholder derivative lawsuits; increased federal scrutiny and litigation, including qui tam litigation, for alleged violations of laws and regulations governing the marketing, sale, purchase and/or dispensing of pharmaceutical products or services, and associated reserves and costs; failure to comply with the Corporate Integrity Agreement; material adverse resolution of pending legal proceedings; the retention of key customer or supplier relationships under less favorable economics or the adverse resolution of any contract or other dispute with customers or suppliers; changes to customer or supplier payment terms, including as a result of the COVID-19 impact on such payment terms; the integration of the Alliance Healthcare businesses into the Company being more difficult, time consuming or costly than expected; the Company's or Alliance Healthcare's failure to achieve expected or targeted future financial and operating performance and results; the effects of disruption from the acquisition and related strategic transactions on the respective businesses of the Company and Alliance Healthcare and the fact that the acquisition and related strategic transactions may make it more difficult to establish or maintain relationships with employees, suppliers and other business partners; the acquisition of businesses, including the acquisition of the Alliance Healthcare businesses and related strategic transactions, that do not perform as expected, or that are difficult to integrate or control, or the inability to capture all of the anticipated synergies related thereto or to capture the anticipated synergies within the expected time period; risks associated with the strategic, long-term relationship between WBA and the Company, including with respect to the pharmaceutical distribution agreement and/or the global generic purchasing services arrangement; managing foreign expansion, including non-compliance with the U.S. Foreign Corrupt Practices Act, anti-bribery laws, economic sanctions and import laws and regulations; financial market volatility and disruption; changes in tax laws or legislative initiatives that could adversely affect the Company's tax positions and/or the Company's tax liabilities or adverse resolution of challenges to the Company's tax positions; substantial defaults in payment, material reduction in purchases by or the loss, bankruptcy or insolvency of a major customer, including as a result of COVID-19; the loss, bankruptcy or insolvency of a major supplier, including as a result of COVID-19; financial and other impacts of COVID-19 on our operations or business continuity; changes to the customer or supplier mix; malfunction, failure or breach of sophisticated information systems to operate as designed; risks generally associated with data privacy regulation and the international transfer of personal data; natural disasters or other unexpected events, such as additional pandemics, that affect the Company’s operations; the impairment of goodwill or other intangible assets (including any additional impairments with respect to foreign operations), resulting in a charge to earnings; the acquisition of businesses that do not perform as expected, or that are difficult to integrate or control, or the inability to capture all of the anticipated synergies related thereto or to capture the anticipated synergies within the expected time period; the Company's ability to manage and complete divestitures; the disruption of the Company’s cash flow and ability to return value to its stockholders in accordance with its past practices; interest rate and foreign currency exchange rate fluctuations; declining economic conditions in the United States and abroad; and other economic, business, competitive, legal, tax, regulatory and/or operational factors affecting the Company’s business generally. Certain additional factors that management believes could cause actual outcomes and results to differ materially from those described in forward-looking statements are set forth (i) elsewhere in this Management's Discussion and Analysis of Financial Condition and Results of Operations, (ii) in Item 1A (Risk Factors), (iii) Item 1 (Business), (iv) elsewhere in this report, and (v) in other reports filed by the Company pursuant to the Securities Exchange Act. The Company undertakes no obligation to publicly update or revise any forward-looking statements, except as required by the federal securities laws.

ITEM 7A.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
The Company's most significant market risks are the effects of changing interest rates, foreign currency risk, and the changes in the price of the Company's common stock. See discussion on page 45 under the heading "Market Risk," which is incorporated by reference herein.

ITEM 8.    FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Stockholders and the Board of Directors of AmerisourceBergen Corporation

Opinion on the Financial Statements
We have audited the accompanying consolidated balance sheets of AmerisourceBergen Corporation and subsidiaries (the Company) as of September 30, 2021 and 2020, the related consolidated statements of operations, comprehensive income, stockholders’ equity, and cash flows for each of the three years in the period ended September 30, 2021, and the related notes and financial statement schedule listed in the Index at Item 15(a) (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at September 30, 2021 and 2020, and the results of its operations and its cash flows for each of the three years in the period ended September 30, 2021, in conformity with U.S. generally accepted accounting principles.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company's internal control over financial reporting as of September 30, 2021, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework), and our report dated November 23, 2021 expressed an unqualified opinion thereon.
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

Legal Matters and Contingencies - Opioid Lawsuits
Description of the Matter
As discussed in Note 14 of the consolidated financial statements, the Company is involved in a significant number of lawsuits with counties, municipalities, and other governmental entities in a majority of U.S. states and Puerto Rico, as well as numerous states and tribes relating to the distribution of prescription opioid pain medications (“opioid litigation”). The Company recognizes a liability for those legal contingencies for which it is probable that a liability has been incurred at the date of the consolidated financial statements and the amount is reasonably estimable. The Company has recognized a $6.7 billion liability related to the opioid litigation as of September 30, 2021 and has disclosed that it is unable to estimate the range of possible loss in excess of the amount accrued. In connection with this liability, the Company recognized a related income tax benefit, which reflects an unrecognized tax benefit resulting from uncertainty in the amount that is more likely than not to be deductible for U.S. federal and state income tax purposes based in part upon the final terms and conditions of the settlement agreements. The Company used significant judgment in measuring the amount of income tax benefit that qualified for recognition and may ultimately be deductible for U.S. federal and state purposes.

Auditing management’s determination of the measurement of the opioid litigation liability and disclosures is highly subjective and requires significant judgment. For instance, auditing management’s judgments related to the opioid litigation was challenging due to the significant judgment applied in determining the magnitude of the liability and whether a range of possible loss in excess of the amount accrued is reasonably estimable, based upon the proposed or final settlement agreements. In addition, auditing management's estimate of the amount of income tax benefit related to the Company's uncertain tax position that qualified for recognition is challenging because the assumptions and estimates require significant judgment as they are based upon settlement terms and documentation, including provisions related to deductibility, that have not been finalized.

How We Addressed the Matter in Our Audit
We tested the Company’s internal controls that address the risks of material misstatement related to the valuation, presentation and disclosure of the opioid litigation liability and related uncertain tax position. This included testing controls related to the Company’s process for identification, recognition, measurement and disclosure of the opioid litigation and testing controls related to the Company’s process to assess the technical merits of its tax position, including the Company’s assessment as to the amount of benefit that is more likely than not to be realized upon ultimate settlement with taxing authorities. For example, we inspected management’s review of correspondence from external legal counsel, the proposed or final settlement agreements, statements made by the Company, and communications with the plaintiffs to determine the accuracy of the opioid litigation liability and the related financial statement footnote disclosures.

To test the Company’s opioid litigation liability, our substantive audit procedures included, among others, testing the measurement of the opioid litigation contingencies by inspecting the proposed or final settlement agreements and agreeing key terms to management's reserve calculation and assumptions. We inspected responses to inquiry letters sent to both internal and external legal counsel, held discussions with internal legal counsel to confirm our understanding of the settlement discussions, and obtained written representations from executives of the Company. In addition, we also evaluated the adequacy of the Company’s financial statement disclosures.

We involved our tax subject matter professionals in assessing the technical merits and measurement of the Company’s tax position related to the opioid litigation liability. We examined the Company’s analysis and evaluated the underlying facts upon which the tax position was based. We used our knowledge of historical settlement activity to evaluate the Company’s measurement of the uncertain tax position associated with the opioid litigation. This included evaluating third-party evidence obtained from the Company’s external income tax advisors. We also evaluated the adequacy of the Company’s financial statement disclosures and obtained written representations from executives of the Company related to this income tax matter.

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

To test the Company’s legal contingencies, our substantive audit procedures included, among others, testing the completeness of the legal contingencies subject to evaluation by the Company and evaluating the Company’s analysis of its assessment of the probability of outcome for each material legal contingency through inspection of responses to inquiry letters sent to both internal and external legal counsel, discussions with internal counsel to confirm our understanding of the allegations, and obtaining written representations from executives of the Company. We also compared the Company’s assessment with its relevant history of similar legal contingencies that have been settled or otherwise resolved to evaluate the consistency of the Company’s assessment for outstanding legal contingencies at the balance sheet date.

For those legal contingencies for which the Company has determined that a loss is probable and reasonably estimable and is therefore required to be recognized, and for those legal contingencies for which the Company has determined that a loss is either probable or reasonably possible, but the Company is unable to estimate the range of loss, and is therefore required to be disclosed, we evaluated the method of measuring the amounts of the recorded and disclosed contingencies. We assessed the Company’s estimate of the amount of the loss, for both contingencies that are probable and reasonably possible, through inspection of responses to inquiry letters sent to both internal and external legal counsel, direct discussions with internal legal counsel, inspection of court rulings, and inspection of settlement agreements. We also obtained written representations from executives of the Company.

Accounting for certain acquired intangible assets associated with acquisition of Alliance Healthcare
Description of the Matter
As discussed in Note 2 to the consolidated financial statements, on June 1, 2021, the Company acquired the majority of Walgreens Boots Alliance, Inc.'s ("WBA") Alliance Healthcare businesses ("Alliance Healthcare"), for $6,934 million in cash and other consideration, subject to certain purchase price adjustments (the "Transaction"). The Transaction was accounted for as a business combination. As part of the allocation of the purchase price, the Company estimated the fair value of finite-lived intangible assets to be $3,735 million, comprised of trade names and customer relationships.

Auditing the Company's accounting for its acquisition of Alliance Healthcare was complex due to the estimation uncertainty in determining the fair value of certain customer relationship intangible assets. The estimation uncertainty was primarily due to the sensitivity of the respective assets’ fair value to underlying assumptions about the future performance of Alliance Healthcare and other related valuation assumptions. The significant assumptions used to estimate the value of these assets included discount rates and certain assumptions that form the basis of the forecasted results including customer attrition rate and EBITDA margin. These assumptions are forward looking and could be affected by future economic and market conditions.

How We Addressed the Matter in Our Audit	We tested the Company's controls over its accounting for acquisitions, including controls over management’s review of the significant assumptions described above.

To test the estimated fair value of these intangible assets, we performed audit procedures that included, among others, evaluating the Company's use of the selected valuation model, testing the significant assumptions used in the model and testing the completeness and accuracy of the underlying data. For example, we compared certain assumptions to current market and economic trends, to historical results of the acquired business, to assumptions derived from the results of guideline companies within the industry, and to internal communications and analysis. Our valuation specialists assisted with the evaluation of the valuation model selected and the significant assumptions above, including the customer attrition rate and discount rate.

/s/ Ernst & Young LLP

We have served as the Company's auditor since 1985.
Philadelphia, Pennsylvania
November 23, 2021

AMERISOURCEBERGEN CORPORATION AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

	September 30,
(in thousands, except share and per share data)	2021	2020
ASSETS
Current assets:
Cash and cash equivalents	$2,547,142	$4,597,746
Accounts receivable, less allowances for returns and credit losses: 2021 — $1,356,684; 2020 — $1,417,308	18,167,175	13,846,301
Inventories	15,368,352	12,589,278
Right to recover assets	1,271,557	1,344,649
Income tax receivable	221,875	488,428
Prepaid expenses and other	853,600	189,300
Assets held for sale	372,908	—
Total current assets	38,802,609	33,055,702

Property and equipment, net	2,162,961	1,484,808
Goodwill	9,030,531	6,706,719
Other intangible assets	5,256,927	1,886,107
Deferred income taxes	290,791	361,640
Other assets	1,793,986	779,854

TOTAL ASSETS	$57,337,805	$44,274,830

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

Current liabilities:
Accounts payable	$38,009,954	$31,705,055
Accrued expenses and other	2,856,405	1,646,763
Short-term debt	300,213	501,259
Liabilities held for sale	192,069	—
Total current liabilities	41,358,641	33,853,077

Long-term debt	6,383,711	3,618,261
Accrued income taxes	281,070	284,845
Deferred income taxes	1,685,296	686,485
Other liabilities	1,082,723	472,855
Accrued litigation liability	5,961,953	6,198,943
Commitments and contingencies (Note 14)

Stockholders' equity (deficit):
Common stock, $0.01 par value — authorized, issued, and outstanding: 2021 — 600,000,000 shares, 290,722,533 shares and 208,089,298 shares; 2020 — 600,000,000 shares, 287,790,479 shares and 204,226,465 shares	2,907	2,878
Additional paid-in capital	5,465,104	5,081,776
Retained earnings	1,670,513	518,335
Accumulated other comprehensive loss	(445,442)	(108,830)
Treasury stock, at cost: 2021 — 82,633,235 shares; 2020 — 83,564,014 shares	(6,469,728)	(6,513,083)
Total AmerisourceBergen Corporation stockholders' equity (deficit)	223,354	(1,018,924)
Noncontrolling interests	361,057	179,288
Total equity (deficit)	584,411	(839,636)

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)	$57,337,805	$44,274,830
See notes to consolidated financial statements.

AMERISOURCEBERGEN CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS

	Fiscal Year Ended September 30,
(in thousands, except per share data)	2021	2020	2019
Revenue	$213,988,843	$189,893,926	$179,589,121
Cost of goods sold	207,045,615	184,702,042	174,450,809
Gross profit	6,943,228	5,191,884	5,138,312
Operating expenses:
Distribution, selling, and administrative	3,594,251	2,767,217	2,663,508
Depreciation	326,824	280,187	294,965
Amortization	178,348	110,875	167,442
Employee severance, litigation, and other	471,911	6,807,307	330,474
Goodwill impairment	6,373	—	—
Impairment of assets	11,324	361,652	570,000
Operating income (loss)	2,354,197	(5,135,354)	1,111,923
Other income	(41,736)	(1,581)	(12,952)
Interest expense, net	174,074	137,883	157,769
Loss on early retirement of debt	—	22,175	—
Income (loss) before income taxes	2,221,859	(5,293,831)	967,106
Income tax expense (benefit)	677,251	(1,894,273)	112,971
Net income (loss)	1,544,608	(3,399,558)	854,135
Net (income) loss attributable to noncontrolling interests	(4,676)	(9,158)	1,230
Net income (loss) attributable to AmerisourceBergen Corporation	$1,539,932	$(3,408,716)	$855,365

Earnings per share:
Basic	$7.48	$(16.65)	$4.07
Diluted	$7.39	$(16.65)	$4.04

Weighted average common shares outstanding:
Basic	205,919	204,783	210,165
Diluted	208,465	204,783	211,840
See notes to consolidated financial statements.

AMERISOURCEBERGEN CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

	Fiscal Year Ended September 30,
(in thousands)	2021	2020	2019
Net income (loss)	$1,544,608	$(3,399,558)	$854,135
Other comprehensive loss:
Foreign currency translation adjustments	(334,522)	(7,872)	(32,957)
Other, net	10	(1,074)	(271)
Total other comprehensive loss	(334,512)	(8,946)	(33,228)
Total comprehensive income (loss)	1,210,096	(3,408,504)	820,907
Comprehensive (income) loss attributable to noncontrolling interests	(6,776)	2,923	1,746
Comprehensive income (loss) income attributable to AmerisourceBergen Corporation	$1,203,320	$(3,405,581)	$822,653
See notes to consolidated financial statements.

AMERISOURCEBERGEN CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY

(in thousands, except per share data)	Common Stock	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Treasury Stock	Non-controlling Interest	Total
September 30, 2018	$2,836	$4,715,473	$3,720,582	$(79,253)	$(5,426,814)	$117,137	$3,049,961
Adoption of ASC 606 (Note 1)	—	—	(1,482)	—	—	(1,102)	(2,584)
Net income (loss)	—	—	855,365	—	—	(1,230)	854,135
Other comprehensive loss	—	—	—	(32,712)	—	(516)	(33,228)
Cash dividends, $1.60 per share	—	—	(338,974)	—	—	—	(338,974)
Exercises of stock options	15	76,219	—	—	—	—	76,234
Share-based compensation expense	—	58,874	—	—	—	—	58,874
Purchases of common stock	—	—	—	—	(664,803)	—	(664,803)
Employee tax withholdings related to restricted share vesting	—	—	—	—	(5,987)	—	(5,987)
Other	2	(424)	—	—	—	—	(422)
September 30, 2019	2,853	4,850,142	4,235,491	(111,965)	(6,097,604)	114,289	2,993,206
Adoption of ASC 842, net of tax (Note 1)	—	—	35,138	—	—	—	35,138
Net (loss) income	—	—	(3,408,716)	—	—	9,158	(3,399,558)
Other comprehensive income (loss)	—	—	—	3,135	—	(12,081)	(8,946)
Cash dividends, $1.66 per share	—	—	(343,578)	—	—	—	(343,578)
Exercises of stock options	21	159,512	—	—	—	—	159,533
Share-based compensation expense	—	74,411	—	—	—	—	74,411
Purchases of common stock	—	—	—	—	(405,692)	—	(405,692)
Profarma retail equity offering	—	(1,567)	—	—	—	67,922	66,355
Employee tax withholdings related to restricted share vesting	—	—	—	—	(9,787)	—	(9,787)
Other	4	(722)	—	—	—	—	(718)
September 30, 2020	2,878	5,081,776	518,335	(108,830)	(6,513,083)	179,288	(839,636)
Adoption of ASC 326, net of tax (Note 1)	—	—	(21,106)	—	—	(2,988)	(24,094)
Net income	—	—	1,539,932	—	—	4,676	1,544,608
Other comprehensive (loss) income	—	—	—	(336,612)	—	2,100	(334,512)
Cash dividends, $1.76 per share	—	—	(366,648)	—	—	—	(366,648)
Exercises of stock options	23	198,727	—	—	—	—	198,750
Share-based compensation expense	—	99,594	—	—	—	—	99,594
Purchases of common stock	—	—	—	—	(82,150)	—	(82,150)
Employee tax withholdings related to restricted share vesting	—	—	—	—	(23,547)	—	(23,547)
Equity consideration issued for acquisition of Alliance Healthcare (Note 2)	—	86,089	—	—	149,052	—	235,141
Acquisition of Alliance Healthcare (Note 2)	—	—	—	—	—	178,264	178,264
Other	6	(1,082)	—	—	—	(283)	(1,359)
September 30, 2021	$2,907	$5,465,104	$1,670,513	$(445,442)	$(6,469,728)	$361,057	$584,411
See notes to consolidated financial statements.

AMERISOURCEBERGEN CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOW

	Fiscal Year Ended September 30,
(in thousands)	2021	2020	2019
OPERATING ACTIVITIES
Net income (loss)	$1,544,608	$(3,399,558)	$854,135
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation, including amounts charged to cost of goods sold	326,713	290,744	321,102
Amortization, including amounts charged to interest expense	188,073	117,269	176,410
Provision for credit losses	12,101	11,912	25,196
Provision (benefit) for deferred income taxes	334,866	(1,544,971)	28,537
Share-based compensation expense	99,594	74,411	58,874
LIFO (credit) expense	(203,028)	7,422	(22,544)
Impairment of assets	31,697	361,652	570,000
Gain on sale of equity investment	—	—	(13,692)
Gain on remeasurement of equity investment	(64,721)	—	—
Loss on early retirement of debt	—	22,175	—
Other, net	29,361	(3,044)	(23,193)
Changes in operating assets and liabilities, excluding the effects of acquisitions and divestitures:
Accounts receivable	(930,078)	(1,628,991)	(1,241,890)
Inventories	(1,116,344)	(1,621,143)	(167,990)
Income tax receivable	266,552	(482,569)	(2,834)
Prepaid expenses and other assets	141,057	28,050	(3,899)
Accounts payable	2,049,167	3,300,832	1,561,048
Income taxes payable	(54,880)	(3,289)	(13,353)
Accrued expenses	372,078	524,021	239,688
Long-term accrued litigation liability	(236,990)	6,198,943	—
Other liabilities	(123,240)	(46,826)	(1,572)
NET CASH PROVIDED BY OPERATING ACTIVITIES	2,666,586	2,207,040	2,344,023
INVESTING ACTIVITIES
Capital expenditures	(438,217)	(369,677)	(310,222)
Cost of acquired companies, net of cash acquired	(5,563,040)	—	(63,951)
Cost of equity investments	(162,620)	(56,080)	—
Proceeds on sale of property and equipment	14,439	36,364	1,295
Other, net	7,861	9,522	(2,954)
NET CASH USED IN INVESTING ACTIVITIES	(6,141,577)	(379,871)	(375,832)
FINANCING ACTIVITIES
Senior notes and other loan borrowings	3,166,980	599,480	506,948
Senior notes and other loan repayments	(835,313)	(598,452)	(510,863)
Borrowings under revolving and securitization credit facilities	4,968,815	116,946	640,126
Repayments under revolving and securitization credit facilities	(5,083,930)	(149,980)	(769,284)
Payment of premium on early retirement of debt	—	(21,448)	—
Purchases of common stock	(82,150)	(420,449)	(674,031)
Exercises of stock options	198,750	159,533	76,234
Cash dividends on common stock	(366,648)	(343,578)	(338,974)
Profarma retail equity offering	—	66,355	—
Tax withholdings related to restricted share vesting	(23,547)	(9,787)	(5,987)
Other, net	9,892	(2,237)	(10,682)
NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES	1,952,849	(603,617)	(1,086,513)
EFFECT OF EXCHANGE RATE CHANGES ON CASH, CASH EQUIVALENTS, AND RESTRICTED CASH	(3,725)	—	—
(DECREASE) INCREASE IN CASH, CASH EQUIVALENTS, AND RESTRICTED CASH, INCLUDING CASH CLASSIFIED WITHIN ASSETS HELD FOR SALE	(1,525,867)	1,223,552	881,678
LESS: INCREASE IN CASH CLASSIFIED WITHIN ASSETS HELD FOR SALE	(1,751)	—	—
(DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS	(1,527,618)	1,223,552	881,678
Cash, cash equivalents, and restricted cash at beginning of year	4,597,746	3,374,194	2,492,516
CASH, CASH EQUIVALENTS, AND RESTRICTED CASH AT END OF YEAR	$3,070,128	$4,597,746	$3,374,194
See notes to consolidated financial statements.

AMERISOURCEBERGEN CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2021

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
Recently Adopted Accounting Pronouncements
 In February 2016, the FASB issued ASU No. 2016-02, "Leases (Topic 842)" ("ASU 2016-02" or Accounting Standards Codification ("ASC") 842). ASU 2016-02 aims to increase transparency and comparability across organizations by requiring lease assets and lease liabilities to be recognized on the balance sheet as well as key information to be disclosed regarding lease arrangements. ASU 2016-02 was effective for annual reporting periods beginning after December 15, 2018 and interim periods within those fiscal years.
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
In connection with the adoption of ASC 842, the Company recognized operating lease liabilities of $562.1 million, right-of-use ("ROU") assets of $526.3 million, and a $35.1 million, net of tax of $9.6 million, cumulative adjustment to retained earnings. The Company's lease liabilities were based on the present value of the remaining minimum lease commitments using the Company's incremental borrowing rates as of October 1, 2019, and the Company's ROU assets were based upon the operating lease liabilities adjusted for prepaid and deferred rents. The cumulative adjustment to retained earnings was primarily the result of derecognizing assets of $266.0 million in Property and Equipment, Net and $324.8 million of financing obligations in Long-Term Financing Obligation and Accrued Expenses and Other, all of which was associated with leased assets where the Company was deemed the owner of the leased assets for accounting purposes. The Company finalized the impact that the amended lease guidance had on its systems, processes, and internal controls. The adoption of ASC 842 did not have a material impact on the Company's results of operations or cash flows.
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
For the Company's credit loss policy, refer to the "Concentrations of Credit Risk and Allowance for Credit Losses" section of Note 1.
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
As of September 30, 2021, there were no other recently issued accounting standards that may have a material impact on the Company's financial position, results of operations, or cash flows upon their adoption.
Business Combinations
The assets acquired and liabilities assumed from the acquired business are recorded at fair value, with the residual of the purchase price recorded as goodwill. The results of operations of the acquired businesses are included in the Company's operating results from the dates of acquisition.
Cash, Cash Equivalents, and Restricted Cash
The Company considers all highly liquid investments with original maturities of three months or less to be cash equivalents. The carrying value of cash equivalents approximates fair value.
The Company's Alliance Healthcare (see Note 2) business is required to maintain certain cash deposits with banks mainly consisting of deposits restricted under contractual agency agreements and cash restricted by law and other obligations. Separately, the Company paid into escrow $288.4 million related to a proposed opioid-related legal settlement (see Note 14), which is included in restricted cash as of September 30, 2021.
The following represents a reconciliation of cash and cash equivalents in the Consolidated Balance Sheets to cash, cash equivalents, and restricted cash in the Consolidated Statements of Cash Flows:

(amounts in thousands)	September 30, 2021	September 30, 2020
Cash and cash equivalents	$2,547,142	$4,597,746
Restricted cash (included in Prepaid Expenses and Other)	462,986	—
Restricted cash (included in Other Assets)	60,000	—
Cash, cash equivalents, and restricted cash	$3,070,128	$4,597,746
Concentrations of Credit Risk and Allowance for Credit Losses
    The Company sells its inventories to a large number of customers in the healthcare industry that include institutional and retail healthcare providers. Institutional healthcare providers include acute care hospitals, health systems, mail order pharmacies, long-term care and other alternate care pharmacies and providers of pharmacy services to such facilities, and physician offices. Retail healthcare providers include national and regional retail drugstore chains, independent community pharmacies, pharmacy departments of supermarkets and mass merchandisers, and veterinarians. The financial condition of the Company's customers can be affected by changes in government reimbursement policies as well as by other economic pressures in the healthcare industry.
The Company's trade accounts receivables are exposed to credit risk. Revenue from the various agreements and arrangements with the Company's largest customer in the fiscal year ended September 30, 2021, Walgreens Boots Alliance, Inc. ("WBA"), accounted for approximately 31% of revenue and represented approximately 38% of accounts receivable, net of incentives, as of September 30, 2021. Express Scripts, Inc., the Company's second largest customer in the fiscal year ended September 30, 2021, accounted for approximately 12% of revenue and represented approximately 6% of accounts receivable as of September 30, 2021. The Company generally does not require collateral for trade receivables. The Company evaluates its receivables for risk of loss by grouping its receivables with similar risk characteristics. Expected losses are determined based on a combination of historical loss trends, current economic conditions, and forward-looking risk factors. Changes in these factors, among others, may lead to adjustments in the Company's allowance for credit losses. The calculation of the required allowance requires judgment by Company management as to the impact of those and other factors on the ultimate realization of its trade receivables. Each of the Company's business units performs ongoing credit evaluations of its customers' financial condition and maintains reserves for expected credit losses for specific credit problems when they arise. There were no significant changes to this process during the fiscal years ended September 30, 2021, 2020, and 2019, and bad debt expense was computed in a consistent manner during these periods.
The Company maintains cash, cash equivalents, and restricted cash with several financial institutions. Deposits held with banks may exceed the amount of insurance provided on such deposits. These deposits may be redeemed upon demand and are maintained with financial institutions with reputable credit and, therefore, bear minimal credit risk. The Company seeks to mitigate such risks by monitoring the risk profiles of these counterparties. The Company also seeks to mitigate risk by monitoring the investment strategy of money market accounts in which it is invested, which are classified as cash equivalents.
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
Foreign Currency
When the functional currency of the Company's foreign operations is the applicable local currency, assets and liabilities are translated into U.S. dollars using the current exchange rates in effect at the balance sheet date, while revenues and expenses are translated at the weighted average exchange rates for the period. The resulting asset and liability translation adjustments are recorded as a component of Accumulated Other Comprehensive Loss within Stockholders' Equity.
Goodwill and Other Intangible Assets
Goodwill arises from acquisitions or consolidations of specific operating companies and is assigned to the reporting unit in which a particular operating company resides. The Company identifies its reporting units based upon the Company's management reporting structure, beginning with its operating segments. The Company aggregates two or more components within an operating segment that have similar economic characteristics. The Company evaluates whether the components within its operating segments have similar economic characteristics, which include the similarity of long-term gross margins, the nature of the components' products, services, and production processes, the types of customers and the methods by which products or services are delivered to customers, and the components' regulatory environment. As of September 30, 2021, the Company's reporting units include Pharmaceutical Distribution Services, Profarma Distribuidora de Produtos Farmacêuticos S.A. ("Profarma"), AmerisourceBergen Consulting Services ("ABCS"), World Courier, MWI Animal Health ("MWI"), and Alliance Healthcare.

Goodwill and other intangible assets with indefinite lives, such as certain trademarks and trade names, are not amortized; rather, they are tested for impairment at least annually. For the purpose of these impairment tests, the Company can elect to perform a qualitative assessment to determine if it is more likely than not that the fair values of its reporting units and indefinite-lived intangible assets are less than the respective carrying values of those reporting units and indefinite-lived intangible assets, respectively. Such qualitative factors can include, among others, industry and market conditions, overall financial performance, and relevant entity-specific events. If the Company concludes based on its qualitative assessment that it is more likely than not that the fair value of a reporting unit is less than its carrying value, it performs a quantitative analysis. The Company elected to perform a qualitative impairment assessment of goodwill and indefinite-lived intangible assets in the fourth quarter of fiscal 2021, with the exception of its testing of goodwill in the ABCS and Profarma reporting units. The Company elected to perform a qualitative impairment assessment of goodwill and indefinite-lived intangible assets in the fourth quarter of fiscal 2020, with the exception of its testing of goodwill and indefinite-lived intangibles in the MWI and Profarma reporting units. The Company elected to perform a qualitative impairment assessment of goodwill and indefinite-lived intangible assets in the fourth quarter of fiscal 2019, with the exception of its testing of goodwill in the Profarma reporting unit.
The quantitative goodwill impairment test requires the Company to compare the carrying value of the reporting unit's net assets to the fair value of the reporting unit. If the fair value exceeds the carrying value, no further evaluation is required, and no impairment loss is recognized. If the carrying amount exceeds the fair value, the difference between the carrying value and the fair value is recorded as an impairment loss, the amount of which may not exceed the total amount of goodwill allocated to the reporting unit.
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
The Company completed its required annual impairment tests relating to goodwill and indefinite-lived intangible assets in the fourth quarter of the fiscal years ended September 30, 2021, 2020, and 2019. The Company recorded a goodwill impairment of $6.4 million in its Profarma reporting unit in connection with its fiscal 2021 annual impairment test (see Note 6). No indefinite-lived intangible asset impairments were recorded in the fiscal years ended September 30, 2021, 2020, and 2019 and no goodwill impairments were recorded in the fiscal years ended September 30, 2020 and 2019.
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

As a result of the continued suspension of the production activities at PharMEDium's compounding facility located in Memphis, Tennessee, certain regulatory matters, ongoing operational challenges, and lower-than-expected operating results, the Company updated its recoverability assessment of PharMEDium’s long-lived assets as of December 31, 2019. The recoverability assessment was based upon comparing PharMEDium's forecasted undiscounted cash flows to the carrying value of its asset group. Using forecasted undiscounted cash flows that were based on the weighted average of multiple strategic alternatives, the Company concluded that the carrying value of the PharMEDium long-lived asset group was not recoverable as of December 31, 2019 and recorded an impairment loss of $138.0 million in the three months ended December 31, 2019. The Company allocated $123.2 million of the impairment to finite-lived intangibles, $11.6 million of the impairment to property and equipment, and $3.2 million to ROU assets.
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
Held for Sale
Assets and liabilities to be disposed of by sale ("disposal groups") are reclassified into assets and liabilities held for sale on the Company's Consolidated Balance Sheet. The reclassification occurs when an agreement to sell exists, or management has committed to a plan to sell the assets within one year. Disposal groups are measured at the lower of carrying value or fair value less costs to sell and are not depreciated or amortized. When the net realizable value of a disposal group increases during a period, a gain can be recognized to the extent that it does not increase the value of the disposal group beyond its original carrying value when the disposal group was reclassified as held for sale. The fair value of a disposal group, less any costs to sell, is assessed each reporting period it remains classified as held for sale and any remeasurement to the lower of carrying value or fair value less costs to sell is reported as an adjustment to the carrying value of the disposal group.
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
Inventories
Inventories are stated at the lower of cost or market. Cost for approximately 66% and 70% of the Company's inventories as of September 30, 2021 and 2020, respectively, has been determined using the last-in, first-out ("LIFO") method. If the Company had used the first-in, first-out method of inventory valuation, which approximates current replacement cost, inventories would have been approximately $1,316.2 million and $1,519.2 million higher than the amounts reported as of September 30, 2021 and 2020, respectively. The Company recorded LIFO credits of $203.0 million and $22.5 million in the fiscal years ended September 30, 2021 and 2019, respectively, and LIFO expense of $7.4 million in the fiscal year ended September 30, 2020. The annual LIFO provision is affected by manufacturer pricing practices, which may be impacted by market and other external influences, changes in inventory quantities, and product mix, many of which are difficult to predict. Changes to any of the above factors can have a material impact to the Company's annual LIFO provision.

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
    For equity securities without a readily determinable fair value, the Company uses the fair value measurement alternative and measures the securities at cost less impairment, if any, including adjustments for observable price changes in orderly transactions for an identical or similar investment of the same issuer. For investments in which the Company can exercise significant influence but does not control, it uses the equity method of accounting. The Company's share of earnings and losses of its investments is recorded in Other Income in the Consolidated Statements of Operations. The Company monitors its investments for impairment by considering factors such as the operating performance of the investment and current economic and market conditions.
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
The Company's customer sales return policy generally allows customers to return products only if the products can be resold at full value or returned to suppliers for full credit. The Company records an accrual for estimated customer sales returns at the time of sale to the customer based upon historical return trends. As of September 30, 2021 and 2020, the Company's accrual for estimated customer sales returns was $1,271.6 million and $1,344.7 million, respectively.
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
Shipping and Handling Costs
Shipping and handling costs include all costs to warehouse, pick, pack, and deliver inventory to customers. These costs, which were $809.3 million, $665.3 million, and $619.7 million for the fiscal years ended September 30, 2021, 2020, and 2019, respectively, are included in Distribution, Selling, and Administrative in the Company's Consolidated Statements of Operations.
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

Note 2. Acquisition and Assets and Liabilities Held for Sale
Acquisition
On June 1, 2021, the Company acquired a majority of Walgreens Boots Alliance, Inc.'s ("WBA") Alliance Healthcare businesses ("Alliance Healthcare") for $6,602.0 million in cash, subject to certain purchase price adjustments, $229.1 million of the Company's common stock (2 million shares at the Company's June 1, 2021 opening stock price of $114.54 per share), $96.9 million of estimated accrued consideration, and $6.1 million of other equity consideration. The net cash payment was $5,536.7 million, as the Company acquired $922.0 million of cash and cash equivalents and $143.3 million of restricted cash. The shares issued were from the Company's treasury stock on a first-in, first-out basis and were originally purchased for $149.1 million. The Company funded the cash purchase price through a combination of cash on hand and new debt financing (see Note 7). The acquisition expands the Company's reach and solutions in pharmaceutical distribution and adds to the Company's depth and breadth of global manufacturer services.
The purchase price has been allocated to the underlying assets acquired and liabilities assumed based upon their estimated fair values at the date of the acquisition in the table that follows. The allocation as of September 30, 2021 is pending the finalization of the third-party appraisals of intangible assets and the corresponding deferred taxes, as well as the finalization of working capital and related account balances. There were no measurement period adjustments recorded to the previously-reported opening balance sheet that would have had a material impact on the Company's previously-reported results of operations had those adjustments been recorded in the previous reporting period. There can be no assurance that the estimated amounts recorded will represent the final purchase price allocation.

(in thousands)
Consideration
Cash	$6,602,020
Equity (2 million shares of AmerisourceBergen Corporation common stock)	229,080
Estimated accrued consideration	96,851
Other equity consideration	6,061
Fair value of total consideration	$6,934,012

Recognized amounts of identifiable assets acquired and liabilities assumed
Cash and cash equivalents	$921,995
Accounts receivable	3,703,895
Inventories	1,649,855
Prepaid expenses and other	381,926
Property and equipment	634,220
Goodwill	2,469,152
Other intangible assets	3,735,000
Other assets	550,855
Total assets acquired	14,046,898

Accounts payable	(4,618,807)
Accrued expenses and other	(765,463)
Short-term debt	(353,420)
Deferred income taxes	(791,600)
Other liabilities	(405,332)
Total liabilities assumed	(6,934,622)

Net assets acquired	7,112,276

Noncontrolling interest	(178,264)
Equity consideration	(235,141)
Estimated accrued consideration	(96,851)
Cash acquired, including restricted cash of $143,308 included in Prepaid Expenses and Other	(1,065,303)
Net cash paid	$5,536,717
The estimated fair value of the intangible assets acquired of $3.7 billion and the estimated useful lives are as follows:

(in thousands, except useful lives)	Fair Value	Weighted-Average Useful Life
Customer relationships	$3,327,000	18
Trade names	408,000	11
Total	$3,735,000
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
The Company incurred $90.9 million of acquisition-related costs in connection with this acquisition. These costs are included in Employee Severance, Litigation, and Other in the Company's Statements of Operations for the twelve months ended September 30, 2021.

The Company's consolidated results of operations since the acquisition date include Alliance Healthcare revenue of $7.4 billion and pretax earnings of $69.5 million. Alliance Healthcare's results of operations are included in Other within the Company's business segment information (see Note 16).
On August 13, 2021, the Company filed in a Current Report on Form 8-K/A unaudited condensed combined pro forma financial statements combining the historical consolidated financial statements of the Company and Alliance Healthcare, as adjusted to give effect to the acquisition of Alliance Healthcare.
See Part I. Other Information-Item 1A. Risk Factors beginning on page 11 of this Annual Report on Form 10-K for additional risk factors related to our strategic transactions with WBA.
Assets and Liabilities Held for Sale
The Company recently entered into agreements to sell two of its non-core subsidiaries. In connection with entering into these agreements, the Company concluded that both disposal groups met the held for sale criteria and classified their assets and liabilities as held for sale as of September 30, 2021. One disposal group is included within the Pharmaceutical Distribution Services reportable segment and the other disposal group is included within Other.
The Company expects to complete the sales of the disposal groups within twelve months of September 30, 2021. In connection with the held for sale classification, the Company recorded an $11.3 million loss on the remeasurement of the disposal group held for sale in the Pharmaceutical Distribution Services segment to fair value less cost to sell in Impairment of Assets on its Consolidated Statement of Operations for the fiscal year ended September 30, 2021.
Total assets and liabilities of the combined disposal groups held for sale on the September 30, 2021 Consolidated Balance Sheet are comprised of the following:

(in thousands)
Cash and cash equivalents	$1,751
Accounts receivable, less allowance for credit losses	182,077
Inventories	123,424
Prepaid expenses and other	11,258
Property and equipment	3,084
Goodwill	31,903
Other intangible assets	22,923
Other assets	7,812
Loss on the remeasurement of a disposal group held for sale to fair value less cost to sell	(11,324)
Total assets held for sale	$372,908

Accounts payable	$173,104
Accrued expenses and other	7,234
Short-term debt	4,225
Long-term debt	50
Deferred income taxes	5,857
Other liabilities	1,599
Total liabilities held for sale	$192,069

Note 3. Variable Interest Entity
The Company has substantial governance rights over Profarma, which allow it to direct the activities that significantly impact Profarma’s economic performance. As such, the Company consolidates the operating results of Profarma in its consolidated financial statements. The Company is not obligated to provide future financial support to Profarma.
The following assets and liabilities of Profarma are included in the Company's Consolidated Balance Sheet for the periods indicated:

(in thousands)	September 30, 2021	September 30, 2020
Cash and cash equivalents	$33,699	$96,983
Accounts receivables, net	148,485	120,486
Inventories	168,229	144,059
Prepaid expenses and other	62,545	52,885
Property and equipment, net	31,920	23,584
Goodwill	75,936	82,309
Other intangible assets	70,840	73,543
Other long-term assets	74,177	53,513
Total assets	$665,831	$647,362

Accounts payable	$162,768	$141,147
Accrued expenses and other	38,477	34,415
Short-term debt	64,215	98,399
Long-term debt	52,613	44,144
Deferred income taxes	37,041	38,854
Other long-term liabilities	57,945	43,413
Total liabilities	$413,059	$400,372
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
Note 4. Property and Equipment
The following table summarizes the Company's property and equipment balances for the periods indicated:

(in thousands)	September 30, 2021	September 30, 2020
Property and equipment, at cost:
Land	$129,944	$39,572
Buildings and improvements	838,615	586,551
Machinery, equipment, and other	3,113,132	2,618,354
Total property and equipment	4,081,691	3,244,477
Less accumulated depreciation	(1,918,730)	(1,759,669)
Property and equipment, net	$2,162,961	$1,484,808

Note 5. Income Taxes
The following table summarizes the Company's income (loss) before income taxes for the periods indicated:

	Fiscal Year Ended September 30,
(in thousands)	2021	2020	2019
Domestic	$1,495,899	$(5,961,269)	$336,150
Foreign	725,960	667,438	630,956
Total	$2,221,859	$(5,293,831)	$967,106
The components of the Company's consolidated income tax expense (benefit) are summarized in the following table for the periods indicated:

	Fiscal Year Ended September 30,
(in thousands)	2021	2020	2019
Current provision (benefit):
Federal	$184,375	$(473,751)	$(12,801)
State and local	30,659	30,236	15,246
Foreign	127,351	94,213	81,989
Total current provision (benefit)	342,385	(349,302)	84,434
Deferred provision (benefit):
Federal	111,428	(914,613)	61,819
State and local	47,516	(264,409)	(31,086)
Foreign	175,922	(365,949)	(2,196)
Total deferred provision (benefit)	334,866	(1,544,971)	28,537
Provision (benefit) for income taxes	$677,251	$(1,894,273)	$112,971
A reconciliation of the statutory U.S. federal income tax rate to the Company's consolidated effective income tax rate is as follows for the periods indicated:

	Fiscal Year Ended September 30,
	2021	2020	2019
Statutory U.S. federal income tax rate	21.0%	21.0%	21.0%
State and local income tax rate, net of federal tax benefit	2.8	(0.5)	2.4
Foreign tax rate differential	(0.5)	1.0	(6.7)
Litigation settlements and accruals (see Note 14)	0.8	(6.2)	0.1
Tax law changes [1]	7.3	6.8	(3.6)
PharMEDium worthless stock deduction	(1.1)	12.4	—
CARES Act	—	1.2	—
Other, net	0.2	0.1	(1.5)
Effective income tax rate	30.5%	35.8%	11.7%

[1] Tax law changes include 5.7% related to UK Tax Reform and 1.6% related to Swiss Tax Reform in fiscal 2021, 6.8% in fiscal 2020 related to Swiss Tax Reform, and (3.6)% in fiscal 2019 related to U.S. Tax reform.

United Kingdom Tax Reform
The United Kingdom ("UK") government delivered a Spring Budget in March 2021 that set out a plan to provide continuing support for jobs and businesses as the UK recovers from the COVID-19 pandemic. The UK government Finance Act 2021 includes a provision to increase the corporate tax rate from 19% to 25% beginning on April 1, 2023. As a result, the Company recognized a deferred tax expense of $127.6 million to increase its deferred tax liabilities for the change in the tax rate in the fiscal year ended September 30, 2021.

The Coronavirus Aid, Relief, and Economic Security Act
    The Coronavirus Aid, Relief, and Economic Security ("CARES") Act became law on March 27, 2020. The CARES Act was a response to the market volatility and instability resulting from the coronavirus pandemic and included provisions to support businesses in the form of loans, grants, and tax changes, among other types of relief that were not previously available under the U.S. Tax Cuts and Jobs Act of 2017 (the "2017 Tax Act"). The CARES Act provided the Company relief through adjustments to net operating loss rules and the acceleration of available refunds for alternative minimum tax credit carryforwards.
PharMEDium
    As discussed in Note 1, the Company decided in January 2020 to shut down and permanently exit the PharMEDium compounding business. Following the decision to exit PharMEDium and in connection with the permanent shutdown of this business, PharMEDium underwent a voluntary change in tax status, which resulted in the Company recognizing a worthless stock ordinary income tax deduction of approximately $2.4 billion and, in turn, yielded a tax benefit of approximately $655 million. The estimated tax benefit was higher than it would have been prior to the enactment of the CARES Act as the net operating losses resulting from the worthless stock deduction could now be carried back to years with higher statutory tax rates.
In addition to the PharMEDium worthless stock deduction, the Company recognized other discrete tax benefits primarily resulting from the CARES Act. In the aggregate, the Company recognized discrete tax benefits of $720.6 million in the fiscal year ended September 30, 2020.
The Company's September 30, 2021 Consolidated Balance Sheet includes a current income tax receivable balance of $221.9 million primarily resulting from the recognition of the above discrete tax benefits.
Swiss Tax Reform
In August 2020, the Canton of Bern enacted tax reforms to comply with requirements imposed by earlier Swiss federal tax reforms, which were retroactively effective as of January 1, 2020. A key provision of the Swiss federal tax reforms was the elimination of cantonal preferential tax regimes, which had the effect of increasing overall tax rates on Swiss income. To phase in the tax rate increase, the canton of Bern granted a tax ruling to the Company that effectively reduces the Company's Swiss tax rate for a period of 10 years.
As a result of the aforementioned Swiss tax law change and ruling, the Company recorded a deferred tax asset in the fiscal year ended September 30, 2020 that is expected to be realized over the following 10 years. As of September 30, 2021, the deferred tax asset of $488.2 million was reduced by a $204.6 million valuation allowance for the amount that more likely than not will not be realized.
In November 2020, the Canton of Bern approved its Budget 2021, which called for lowering its corporate income tax rate applicable to the Company’s Swiss operations effective October 1, 2020. As a result, the Company recognized a deferred tax expense to reduce its Swiss deferred tax asset for the change in tax rate.
Opioid Legal Accrual
In the fiscal year ended September 30, 2020, the Company recorded a $6.6 billion legal accrual in connection with a proposed global opioid settlement, as well as other opioid-related litigation. In the fiscal year ended September 30, 2021, the Company recorded an additional $147.7 million accrual in connection with the negotiation of the proposed settlement agreement and related obligations and other opioid-related litigation (see Note 14). The Company's September 30, 2021 Consolidated Balance Sheet includes a net deferred tax asset of $1.1 billion in connection with the total expense accrued.
U.S. Tax Reform: Tax Cuts and Jobs Act
    On December 22, 2017, the 2017 Tax Act was signed into law. The 2017 Tax Act included a broad range of tax reform provisions affecting businesses, including lower corporate tax rates, changes in business deductions, and new international tax provisions. The impact of the 2017 Tax Act was primarily included in the Company's fiscal 2018 Consolidated Statement of Operations. The Company completed the accounting for the effects of the 2017 Tax Act in the fiscal quarter ended December 31, 2018 and recognized an income tax benefit of $37.0 million related to a decrease in its foreign earnings and profits through December 31, 2017 (the "transition tax"). The Company expects to pay $175.6 million related to the transition tax, which is net of overpayments and tax credits, over a six-year period that commenced in January 2021.

Deferred income taxes reflect the future tax consequences of differences between the tax bases of assets and liabilities and their financial reporting amounts. Significant components of the Company's deferred tax liabilities (assets) are as follows:

	September 30,
(in thousands)	2021	2020
Inventories	$1,388,913	$1,309,815
Property and equipment	167,974	94,521
Goodwill and other intangible assets	1,409,296	613,123
Right-of-use assets	249,920	113,220
Other	57,450	1,888
Gross deferred tax liabilities	3,273,553	2,132,567

Net operating loss and tax credit carryforwards	(389,724)	(263,171)
Allowance for credit losses	(27,569)	(20,051)
Accrued expenses	(13,411)	(21,284)
Accrued litigation liability	(1,082,845)	(1,078,555)
Employee and retiree benefits	(26,196)	(13,891)
Goodwill and other intangible assets	(488,235)	(582,406)
Lease liabilities	(263,278)	(121,182)
Share-based compensation	(37,466)	(38,914)
Other	(88,855)	(79,916)
Gross deferred tax assets	(2,417,579)	(2,219,370)
Valuation allowance for deferred tax assets	538,531	411,648
Deferred tax assets, net of valuation allowance	(1,879,048)	(1,807,722)
Net deferred tax liabilities	$1,394,505	$324,845
As of September 30, 2021, the Company had $5.0 million of potential tax benefits from federal net operating loss carryforwards, which expire in 1 to 16 years, $184.0 million of potential tax benefits from state net operating loss carryforwards and $217.0 million of potential tax benefits from foreign net operating loss carryforwards, which have varying expiration dates. The Company had $4.9 million of tax credit carryforwards and $2.1 million in foreign alternative minimum tax credit carryforwards.
The Company assesses the available positive and negative evidence to determine whether deferred tax assets are more likely than not to be realized. As a result of this assessment, valuation allowances have been recorded on certain deferred tax assets. For the fiscal year ended September 30, 2021 and 2020, the Company increased the valuation allowance on deferred tax assets by $126.9 million and $212.0 million, respectively. The increase in the valuation allowance in the fiscal year ended September 30, 2021 was primarily due to the valuation allowance established in connection with purchase accounting associated with Alliance Healthcare acquisition. The increase in the valuation allowance in the fiscal year ended September 30, 2020 was primarily due to the valuation allowance established in connection with the deferred tax asset established in connection with Swiss Tax Reform (see above).
In the fiscal years ended September 30, 2021, 2020, and 2019 tax benefits of $8.2 million, $3.9 million and $7.9 million, respectively, related to the exercise of employee stock options and lapses of restricted stock units were recorded in Income Tax Expense (Benefit) in the Company's Consolidated Statements of Operations. The tax benefits recognized in the fiscal years ended September 30, 2021, 2020, and 2019 are not necessarily indicative of amounts that may arise in future periods.
Income tax payments, net of refunds, were $93.5 million, $139.4 million, and $117.7 million in the fiscal years ended September 30, 2021, 2020, and 2019, respectively.
Cumulative undistributed earnings of international subsidiaries were $3.2 billion as of September 30, 2021, $2.0 billion of which is considered permanently reinvested. It is not practicable to estimate the taxes that would be due if such earnings were to be repatriated in the future.
The Company and its subsidiaries file income tax returns in the U.S. federal jurisdiction and various states and foreign jurisdictions. The Company is currently undergoing a U.S. federal income tax audit for fiscal years 2019 and 2018 and certain state and local income tax audits for various years. With few exceptions, the Company is no longer subject to U.S. federal, state and local, or foreign income tax examinations by tax authorities for years before 2018. The Company believes it has adequate tax reserves to cover potential federal, state or foreign tax exposures.
As of September 30, 2021 and 2020, the Company had unrecognized tax benefits, defined as the aggregate tax effect of differences between tax return positions and the benefits recognized in the Company's financial statements, of $522.8 million and $498.3 million, respectively ($467.9 million and $455.5 million, net of federal tax benefit, respectively). If recognized in the fiscal years ended September 30, 2021 and 2020, $449.7 million and $437.2 million, respectively, of these benefits would have reduced income tax expense and the effective tax rate. As of September 30, 2021 and 2020, included in the unrecognized tax benefits are $22.4 million and $19.9 million of interest and penalties, respectively, which the Company records in Income Tax Expense (Benefit) in the Company's Consolidated Statements of Operations.
A reconciliation of the beginning and ending amount of unrecognized tax benefits, excluding interest and penalties, for the periods indicated is as follows:

	Fiscal Year Ended September 30,
(in thousands)	2021	2020	2019
Unrecognized tax benefits at beginning of period	$478,351	$105,657	$98,124
Additions of tax positions of the current year	20,515	385,797	18,819
Additions to tax positions of the prior years	17,022	5,599	751
Reductions of tax positions of the prior years	—	(6,480)	(10,317)
Settlements with taxing authorities	—	—	—
Expiration of statutes of limitations	(15,489)	(12,222)	(1,720)
Unrecognized tax benefits at end of period	$500,399	$478,351	$105,657
Included in the additions of unrecognized tax benefits in the fiscal year ended September 30, 2020 is $371.5 million for an unrecognized tax benefit related to the $6.6 billion legal accrual for litigation related to the proposed global opioid settlement, as well as other opioid-related litigation, as disclosed in Note 14. As of September 30, 2021, a settlement has not been reached, and, therefore, the Company applied significant judgment in estimating the ultimate amount of the opioid litigation settlement that would be deductible for U.S. federal and state purposes. In estimating the amount that would ultimately be deductible, the Company considered prior U.S. tax case law, the amount and character of the damages sought in the opioid litigation, the inherent uncertainty related to litigation of this nature and magnitude, and other relevant factors. While the Company believes that its estimate of the uncertain tax benefit appropriately reflects these considerations, it is reasonably possible that the unrecognized tax benefit recorded as of September 30, 2021 may be revised in future periods as the settlement with the various plaintiffs is finalized. During the next 12 months, it is reasonably possible that tax audit resolutions and the expiration of statutes of limitations could result in a reduction of unrecognized tax benefits by approximately $12.4 million.
Note 6. Goodwill and Other Intangible Assets
The following is a summary of the changes in the carrying value of goodwill, by reportable segment, for the fiscal years ended September 30, 2021 and 2020:

(in thousands)	Pharmaceutical Distribution Services	Other	Total
Goodwill as of September 30, 2019	$4,852,775	$1,852,732	$6,705,507
Foreign currency translation	—	1,212	1,212
Goodwill as of September 30, 2020	4,852,775	1,853,944	6,706,719
Goodwill recognized in connection with acquisitions (Note 2)	—	2,488,228	2,488,228
Goodwill impairment	(6,373)	—	(6,373)
Goodwill reclassified to assets held for sale (Note 2)	(27,223)	(4,680)	(31,903)
Foreign currency translation	—	(126,140)	(126,140)
Goodwill as of September 30, 2021	$4,819,179	$4,211,352	$9,030,531
In connection with the Company's annual goodwill impairment test as of July 1, 2021, the Company recorded a goodwill impairment of $6.4 million in its Profarma reporting unit. The fair value of the reporting unit was determined based upon Profarma's publicly-traded stock price, plus an estimated control premium. This represents a level 2 nonrecurring fair value measurement.

The following is a summary of other intangible assets:

	September 30, 2021				September 30, 2020
(dollars in thousands)	Weighted Average Remaining Useful Life	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Indefinite-lived trade names		$668,119	$—	$668,119	$685,312	$—	$685,312
Finite-lived:
Customer relationships	16 years	4,838,549	(718,750)	4,119,799	1,671,888	(565,372)	1,106,516
Trade names and other	12 years	609,050	(140,041)	469,009	210,394	(116,115)	94,279
Total other intangible assets		$6,115,718	$(858,791)	$5,256,927	$2,567,594	$(681,487)	$1,886,107
Amortization expense for finite-lived intangible assets was $178.3 million, $110.9 million, and $167.4 million in the fiscal years ended September 30, 2021, 2020, and 2019, respectively. Amortization expense for finite-lived intangible assets is estimated to be $317.2 million in fiscal 2022, $315.6 million in fiscal 2023, $314.3 million in fiscal 2024, $313.6 million in fiscal 2025, $309.9 million in 2026, and $3,018.2 million thereafter.
Note 7. Debt
Debt consisted of the following:

	September 30,
(in thousands)	2021	2020
Revolving credit note	$—	$—
Term loan due October 2020	—	399,982
Receivables securitization facility due 2022	350,000	350,000
364-day revolving credit facility	—	—
Term loan due June 2023	249,640	—
Overdraft facility due 2024 (£10,000)	—	—
Multi-currency revolving credit facility due 2024	—	—
$1,525,000, 0.737% senior notes due 2023	1,518,223	—
$500,000, 3.400% senior notes due 2024	498,714	498,232
$500,000, 3.250% senior notes due 2025	497,669	496,990
$750,000, 3.450% senior notes due 2027	744,781	743,940
$500,000, 2.800% senior notes due 2030	494,738	494,045
$1,000,000, 2.700% senior notes due 2031	989,366	—
$500,000, 4.250% senior notes due 2045	494,946	494,730
$500,000, 4.300% senior notes due 2047	493,021	492,755
Alliance Healthcare debt	235,998	—
Nonrecourse debt	116,828	148,846
Total debt	6,683,924	4,119,520
Less AmerisourceBergen Corporation current portion	—	399,982
Less Alliance Healthcare current portion	235,998	—
Less nonrecourse current portion	64,215	101,277
Total, net of current portion	$6,383,711	$3,618,261
Multi-Currency Revolving Credit Facility
The Company has a $1.4 billion multi-currency senior unsecured revolving credit facility ("Multi-Currency Revolving Credit Facility") with a syndicate of lenders, which was scheduled to expire in September 2024. In November 2021, the Company increased the capacity of the Multi-Currency Revolving Credit Facility by $1.0 billion to $2.4 billion and extended the expiration to November 2026. Interest on borrowings under the Multi-Currency Revolving Credit Facility accrues at specified rates based upon the Company's debt rating and ranges from 70 basis points to 112.5 basis points over CDOR/LIBOR/EURIBOR/Bankers Acceptance Stamping Fee, as applicable (101.5 basis points over CDOR/LIBOR/EURIBOR/Bankers Acceptance Stamping Fee as of September 30, 2021) and from 0 basis points to 12.5 basis points over the alternate base rate and Canadian prime rate, as applicable. The Company pays facility fees to maintain the availability under the Multi-Currency Revolving Credit Facility at specified rates based on its debt rating, ranging from 5 basis points to 12.5 basis points, annually, of the total commitment (11 basis points as of September 30, 2021). The Company may choose to repay or reduce its commitments under the Multi-Currency Revolving Credit Facility at any time. The Multi-Currency Revolving Credit Facility contains covenants, including compliance with a financial leverage ratio test, as well as others that impose limitations on, among other things, indebtedness of subsidiaries and asset sales, with which the Company was compliant as of September 30, 2021.
Commercial Paper Program
The Company has a commercial paper program whereby it may from time to time issue short-term promissory notes in an aggregate amount of up to $1.4 billion at any one time. Amounts available under the program may be borrowed, repaid, and re-borrowed from time to time. The maturities on the notes will vary, but may not exceed 365 days from the date of issuance. The notes will bear interest, if interest bearing, or will be sold at a discount from their face amounts. The commercial paper program does not increase the Company's borrowing capacity as it is fully backed by the Company's Multi-Currency Revolving Credit Facility. There were no borrowings outstanding under the commercial paper program as of September 30, 2021 and 2020.
Receivables Securitization Facility
The Company has a $1,450 million receivables securitization facility ("Receivables Securitization Facility"), which is scheduled to expire in September 2022. In November 2021, the Company amended the Receivables Securitization Facility to extend the maturity to November 2024. The Company has available to it an accordion feature whereby the commitment on the Receivables Securitization Facility may be increased by up to $250 million, subject to lender approval, for seasonal needs during the December and March quarters. Interest rates are based on prevailing market rates for short-term commercial paper or LIBOR, plus a program fee. The Company pays a customary unused fee at prevailing market rates, annually, to maintain the availability under the Receivables Securitization Facility.
In connection with the Receivables Securitization Facility, AmerisourceBergen Drug Corporation and a specialty distribution subsidiary sell on a revolving basis certain accounts receivable to Amerisource Receivables Financial Corporation, a wholly-owned special purpose entity, which in turn sells a percentage ownership interest in the receivables to financial institutions and commercial paper conduits sponsored by financial institutions. AmerisourceBergen Drug Corporation is the servicer of the accounts receivable under the Receivables Securitization Facility. As sold receivables are collected, additional receivables may be sold up to the maximum amount available under the facility. The facility is a financing vehicle utilized by the Company because it generally offers an attractive interest rate relative to other financing sources. The Company securitizes its trade accounts, which are generally non-interest bearing, in transactions that are accounted for as borrowings. The Receivables Securitization Facility contains similar covenants to the Multi-Currency Revolving Credit Facility, with which the Company was compliant as of September 30, 2021.
364-Day Revolving Credit Facility
In February 2021, the Company entered into an agreement pursuant to which it obtained a $1.0 billion senior unsecured revolving credit facility ("364-Day Revolving Credit Facility") with a syndicate of lenders, which was scheduled to expire 364 days after June 1, 2021, the closing of the acquisition of the Alliance Healthcare. In November 2021, the Company terminated the 364-Day Revolving Credit Facility.
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
Term Loans
The Company's $400 million October 2018 Term Loan matured and was repaid in October 2020.
In February 2021, the Company entered into a $1.0 billion variable-rate term loan (“February 2021 Term Loan”), which was available to be drawn on the closing date of the acquisition of Alliance Healthcare. In April 2021, the Company reduced its commitment under the February 2021 Term Loan to $500 million. In June 2021, the Company borrowed $500 million under the February 2021 Term Loan to finance a portion of the June 2021 Alliance Healthcare acquisition. The February 2021 Term Loan matures in June 2023. In September 2021, the Company elected to make a principal payment, prior to the scheduled repayment, of $250 million on the February 2021 Term Loan. The February 2021 Term Loan bears interest at a rate equal either to a base rate plus a margin, or LIBOR, plus a margin. The margin is based on the public debt ratings of the Company and ranges from 87.5 basis points to 137.5 basis points (112.5 basis points as of September 30, 2021) over LIBOR and 0 basis points to 37.5 basis points (12.5 basis points as of September 30, 2021) over a base rate. The February 2021 Term Loan contains similar covenants to the Multi-Currency Revolving Credit Facility, with which the Company was compliant as of September 30, 2021.
Senior Notes
In March 2021, the Company issued $1,525 million of 0.737% senior notes due March 15, 2023 (the "2023 Notes"). The 2023 Notes were sold at 100.00% of the principal amount. Interest on the 2023 Notes is payable semi-annually in arrears, commencing on September 15, 2021. In March 2021, the Company issued $1,000 million of 2.700% senior notes due March 15, 2031 (the "2031 Notes"). The 2031 Notes were sold at 99.79% of the principal amount and have an effective yield of 2.706%. Interest on the 2031 Notes is payable semi-annually in arrears, commencing on September 15, 2021. The 2023 Notes and 2031 Notes rank pari passu to the Company's other senior notes, the Multi-Currency Revolving Credit Facility, the Revolving Credit Note, and the Overdraft Facility. The Company used the proceeds from the 2023 Notes and the 2031 Notes to finance a portion of the June 2021 Alliance Healthcare acquisition.
In May 2020, the Company issued $500 million of 2.80% senior notes due May 15, 2030 (the "2030 Notes"). The 2030 Notes were sold at 99.71% of the principal amount and have an effective yield of 2.81%. Interest on the 2030 Notes is payable semi-annually in arrears, commencing on November 15, 2020. The 2030 Notes rank pari passu to the Company's other senior notes, the Multi-Currency Revolving Credit Facility, the Revolving Credit Note, and the Overdraft Facility.
The Company used the proceeds from the 2030 Notes to finance the early retirement of the $500 million of 3.50% senior notes that were due in 2021 and made a $21.4 million prepayment premium in connection with this early retirement.
The senior notes are collectively referred to as the "Notes." Interest on the Notes is payable semiannually in arrears. Most of the Notes were sold at small discounts to the principal amounts and, therefore, have effective yields that are greater than the stated interest rates in the table above. Costs incurred in connection with the issuance of the Notes were deferred and are being amortized over the terms of the Notes. The indentures governing the Notes contain restrictions and covenants, which include limitations on additional indebtedness; distributions to stockholders; the repurchase of stock and the making of other restricted payments; issuance of preferred stock; creation of certain liens; transactions with subsidiaries and other affiliates; and certain corporate acts such as mergers, consolidations, and the sale of substantially all assets. An additional covenant requires compliance with a financial leverage ratio test. The Company was compliant with all covenants as of September 30, 2021.
Alliance Healthcare Debt
Alliance Healthcare debt is comprised of uncommitted revolving credit facilities in various currencies with various rates. A vast majority of the outstanding borrowings were held in Egypt (which is 50% owned) as of September 30, 2021. These facilities are used to fund its working capital needs.
Nonrecourse Debt
    Nonrecourse debt is comprised of short-term and long-term debt belonging to the Brazil subsidiaries and is repaid solely from the Brazil subsidiaries' cash flows and such debt agreements provide that the repayment of the loans (and interest thereon) is secured solely by the capital stock, physical assets, contracts, and cash flows of the Brazil subsidiaries.
Other Information
Scheduled future principal payments of debt are $305.6 million in fiscal 2022, $1,798.9 million in fiscal 2023, $518.2 million in fiscal 2024, $857.3 million in fiscal 2025, $1.5 million in fiscal 2026, and $3,251.7 million thereafter.
Interest paid on the above indebtedness during the fiscal years ended September 30, 2021, 2020, and 2019 was $170.9 million, $150.7 million, and $167.4 million, respectively.
Total amortization of financing fees and the accretion of original issue discounts, which are recorded as components of Interest Expense, Net on the Consolidated Statements of Operations, were $9.7 million, $6.4 million, and $7.1 million, for the fiscal years ended September 30, 2021, 2020, and 2019, respectively.

Note 8. Stockholders' Equity and Weighted Average Common Shares Outstanding
The authorized capital stock of the Company consists of 600,000,000 shares of common stock, par value $0.01 per share (the "common stock"), and 10,000,000 shares of preferred stock, par value $0.01 per share (the "preferred stock").
The board of directors is authorized to provide for the issuance of shares of preferred stock in one or more series with various designations and preferences and relative, participating, optional, or other special rights and qualifications, limitations, or restrictions. Except as required by law, or as otherwise provided by the board of directors of the Company, the holders of preferred stock will have no voting rights and will not be entitled to notice of meetings of stockholders. Holders of preferred stock will be entitled to receive, when declared by the board of directors, out of legally available funds, dividends at the rates fixed by the board of directors for the respective series of preferred stock, and no more, before any dividends will be declared and paid, or set apart for payment, on common stock with respect to the same dividend period. No shares of preferred stock have been issued as of September 30, 2021.
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
The following illustrates the components of Accumulated Other Comprehensive Loss, net of income taxes:

	September 30,
(in thousands)	2021	2020
Pension and postretirement adjustments	$(5,750)	$(5,761)
Foreign currency translation	(439,692)	(103,043)
Other	—	(26)
Total accumulated other comprehensive loss	$(445,442)	$(108,830)
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
In October 2018, the Company's board of directors authorized a share repurchase program allowing the Company to purchase up to $1.0 billion of its outstanding shares of common stock, subject to market conditions. During the fiscal year ended September 30, 2019, the Company purchased 6.7 million shares of its common stock for a total of $538.9 million under this program, which included $14.8 million of September 2019 purchases that cash settled in October 2019. During the fiscal year ended September 30, 2020, the Company purchased 4.9 million shares of its common stock for a total of $405.6 million, which excluded $14.8 million of September 2019 purchases that cash settled in October 2019. During the fiscal year ended September 30, 2021, the Company purchased 0.6 million shares of its common stock for a total of $55.5 million to complete its authorization under this program.
In May 2020, the Company's board of directors authorized a share repurchase program allowing the Company to purchase up to $500 million of its outstanding shares of common stock, subject to market conditions. During the fiscal year ended September 30, 2021, the Company purchased 0.3 million shares of its common stock for $26.6 million. As of September 30, 2021, the Company had $473.4 million of availability remaining under this program.
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

The following illustrates the components of diluted weighted average shares outstanding:

	Fiscal Year Ended September 30,
(in thousands)	2021	2020	2019
Weighted average common shares outstanding - basic	205,919	204,783	210,165
Effect of dilutive securities - stock options and restricted stock units	2,546	—	1,675
Weighted average common shares outstanding - diluted	208,465	204,783	211,840
The potentially dilutive stock options and restricted stock units that were antidilutive for the fiscal years ended September 30, 2021, 2020, and 2019 were 0.1 million, 4.2 million, and 4.6 million, respectively.
Note 9. Related Party Transactions
WBA owns more than 10% of the Company's outstanding common stock and is, therefore, considered a related party. The Company operates under various agreements and arrangements with WBA, including a pharmaceutical distribution agreement pursuant to which the Company distributes pharmaceutical products to WBA and an agreement that provides the Company the ability to access favorable economic pricing and generic products through a generic purchasing services arrangement with Walgreens Boots Alliance Development GmbH (both through 2029) as well as a distribution agreement pursuant to which it will supplies branded and generic pharmaceutical products to WBA’s Boots UK Ltd. subsidiary (through 2031).
Revenue from the various agreements and arrangements with WBA was $65.5 billion, $63.1 billion, and $60.3 billion in the fiscal years ended September 30, 2021, 2020, and 2019, respectively. The Company's receivable from WBA, net of incentives, was $7.0 billion and $6.6 billion as of September 30, 2021 and 2020, respectively.
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
Defined Contribution Plans
The Company sponsors the AmerisourceBergen Employee Investment Plan (the "Plan"), which is a defined contribution 401(k) plan covering salaried and certain hourly employees. Eligible participants may contribute to the plan from 1% to 50% of their regular compensation before taxes. Prior to December 31, 2018, the Company contributed $1.00 for each $1.00 invested by the participant up to the first 3% of the participant's salary. Effective January 1, 2019, the Company contributes $1.00 for each $1.00 invested by the participant up to the first 3% of the participant's salary and $0.50 for each additional $1.00 invested by the participant of up to an additional 2% of salary. An additional discretionary contribution, in an amount not to exceed the limits established by the Internal Revenue Code ("IRC"), may also be made depending upon the Company's performance. Based on the Company's performance in fiscal 2021, 2020, and 2019, the Company recognized an expense for discretionary contributions to the Plan in the fiscal years ended September 30, 2021, 2020, and 2019. All contributions are invested at the direction of the employee in one or more funds. All contributions vest immediately except for the discretionary contributions made by the Company, which vest in full after five years of credited service.
The Company also sponsors the AmerisourceBergen Corporation Benefit Restoration Plan. This unfunded plan provides benefits to selected key management, including each of the Company's executive officers. Prior to December 31, 2018, this plan provided eligible participants with an annual amount equal to 3% of the participant's total cash compensation to the extent that his or her compensation exceeds the annual compensation limit established by Section 401(a) (17) of the IRC. Effective January 1, 2019, this plan provides eligible participants with an annual amount equal to 4% of the participant's total cash compensation to the extent that his or her compensation exceeds the annual compensation limit established by Section 401(a) (17) of the IRC.
Costs of the defined contribution plans charged to expense for the fiscal years ended September 30, 2021, 2020, and 2019 were $62.3 million, $45.9 million, and $51.0 million, respectively.

Deferred Compensation Plan
The Company sponsors the AmerisourceBergen Corporation 2001 Deferred Compensation Plan. This unfunded plan, under which 2.96 million shares of common stock are authorized for issuance, allows eligible officers, directors, and key management employees to defer a portion of their annual compensation. The amount deferred may be allocated by the employee to cash, mutual funds, or stock credits. Stock credits, including dividend equivalents, are equal to the full and fractional number of shares of common stock that could be purchased with the participant's compensation allocated to stock credits based upon the average of closing prices of common stock during each month, plus, at the discretion of the board of directors, up to one-half of a share of common stock for each full share credited. Stock credit distributions are made in shares of common stock. No shares of common stock have been issued under the deferred compensation plan through September 30, 2021. The Company's liability relating to its deferred compensation plan as of September 30, 2021 and 2020 was $38.1 million and $31.1 million, respectively.
Note 11. Share-Based Compensation
Stock Options
The Company's employee stock option plans provide for the granting of incentive and nonqualified stock options to acquire shares of common stock to employees at a price not less than the fair market value of the common stock on the dates options are granted. Option terms and vesting periods are determined at the date of grant by the Compensation Committee of the board of directors. Employee stock options generally vest ratably, in equal amounts, over a four-year service period and expire in seven years. The Company's non-employee director stock option plans provide for the granting of nonqualified stock options to acquire shares of common stock to non-employee directors at the fair market value of the common stock on the date of the grant. Non-employee director stock options vest ratably, in equal amounts, over a three-year service period and expire in ten years.
As of September 30, 2021, there were 7.7 million shares available to be granted for employee and non-employee director stock options and restricted stock units under the AmerisourceBergen Corporation Omnibus Incentive Plan (the "Plan").
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
The Company did not grant any stock options to employees in fiscal 2021, and it does not expect to grant any stock options in fiscal 2022. The weighted average fair values of the options granted during the fiscal years ended September 30, 2020 and 2019 were $16.61 and $18.60, respectively. The following weighted average assumptions were used to estimate the fair values of options granted:

	2020	2019
Risk-free interest rate	1.66%	2.91%
Expected dividend yield	1.86%	1.79%
Volatility of common stock	28.17%	27.67%
Expected life of the options	3.79 years	3.77 years
During the fiscal years ended September 30, 2021, 2020, and 2019, the Company recognized stock option expense of $4.6 million, $13.0 million and $21.0 million, respectively.

A summary of the Company's stock option activity and related information for its option plans for the fiscal year ended September 30, 2021 is presented below:

(in thousands, except exercise price and contractual term)	Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value
Outstanding as of September 30, 2020	5,559	$86	3 years	$62,770
Exercised	(2,356)	$88
Forfeited	(63)	$84
Expired	(2)	$97
Outstanding as of September 30, 2021	3,138	$84	3 years	$109,772
Exercisable as of September 30, 2021	2,092	$84	3 years	$74,059
Expected to vest after September 30, 2021	1,027	$85	4 years	$35,087
The intrinsic value of stock options exercised during the fiscal years ended September 30, 2021, 2020, and 2019 was $58.7 million, $42.6 million, and $51.2 million, respectively.
A summary of the status of the Company's nonvested options as of September 30, 2021 and changes during the fiscal year ended September 30, 2021 is presented below:

(in thousands, except grant date fair value)	Options	Weighted Average Grant Date Fair Value
Nonvested as of September 30, 2020	2,129	$16
Vested	(1,020)	$15
Forfeited	(63)	$17
Nonvested as of September 30, 2021	1,046
During the fiscal years ended September 30, 2021, 2020, and 2019, the total fair values of options vested were $15.5 million, $21.3 million, and $22.7 million, respectively. Expected future compensation expense relating to the 1.0 million nonvested options outstanding as of September 30, 2021 is $3.6 million, which will be recognized over a weighted average period of 1.1 years.
Restricted Stock Units
Restricted stock units granted prior to fiscal 2021 vest in full after three years. The majority of the restricted stock units granted beginning in fiscal 2021 vest ratably over a three-year period. The estimated fair value of restricted stock units under the Company's restricted stock unit plans is determined by the product of the number of shares granted and the closing grant date market price of the Company's common stock. The estimated fair value of restricted stock units is expensed on a straight-line basis over the requisite service period, net of estimated forfeitures. During the fiscal years ended September 30, 2021, 2020, and 2019, the Company recognized restricted stock unit expense of $55.8 million, $39.8 million, and $29.2 million, respectively.
A summary of the status of the Company's nonvested restricted stock units as of September 30, 2021 and changes during the fiscal year ended September 30, 2021 are presented below:

(in thousands, except grant date fair value)	Restricted Stock Units	Weighted Average Grant Date Fair Value
Nonvested as of September 30, 2020	1,512	$85
Granted	837	$111
Vested	(397)	$79
Forfeited	(114)	$92
Nonvested as of September 30, 2021	1,838	$98
During the fiscal years ended September 30, 2021, 2020, and 2019, the total fair values of restricted stock units vested were $31.1 million, $26.4 million, and $14.5 million, respectively. Expected future compensation expense relating to the 1.8 million restricted stock units outstanding as of September 30, 2021 is $63.8 million, which will be recognized over a weighted average period of 1.6 years.

Performance Stock Units
Performance stock units are granted to certain executive employees under the Plan and represent common stock potentially issuable in the future. Performance stock units vest at the end of a three-year performance period based upon achievement of specific performance goals. Based upon the extent to which the targets are achieved, vested shares for awards granted prior to fiscal 2018 may range from 0% to 150% of the target award amount. For awards granted beginning in fiscal 2018, vested shares may range from 0% to 200% of the target award amount. The fair value of performance stock units is determined by the grant date market price of the Company's common stock. Compensation expense associated with nonvested performance stock units is recognized over the requisite service period and is dependent on the Company's periodic assessment of the probability of the targets being achieved and its estimate of the number of shares that will ultimately be issued. During the fiscal years ended September 30, 2021, 2020, and 2019, the Company recognized performance stock expense of $38.9 million, $21.5 million, and $8.5 million, respectively.
A summary of the status of the Company's nonvested performance stock units as of September 30, 2021 and changes during the fiscal year ended September 30, 2021 is presented below (based upon target award amounts).

(in thousands, except grant date fair value)	Performance Stock Units	Weighted Average Grant Date Fair Value
Nonvested as of September 30, 2020	288	$88
Granted	152	$110
Vested	(135)	$90
Forfeited	(9)	$92
Nonvested as of September 30, 2021	296	$98
Shares that vested over the three-year performance period ended September 30, 2021 were distributed to employees in November 2021.
Note 12. Leases
The Company has long-term leases for facilities and equipment. In the normal course of business, leases are generally renewed or replaced by other leases. Certain leases include escalation clauses.
The following illustrates the components of lease cost for the periods presented:

	Fiscal Year Ended September 30,
(in thousands)	2021	2020
Operating lease cost	$161,054	$118,144
Short-term lease cost	5,901	4,632
Variable lease cost	14,208	17,814
Total lease cost	$181,163	$140,590
The Company recorded rental expense of $108.9 million in the fiscal year ended September 30, 2019.

The following summarizes balance sheet information related to operating leases:

	September 30,
(in thousands, except for lease term and discount rate)	2021	2020
Right of use assets
Other assets	$1,067,175	$443,522

Lease liabilities
Accrued expenses and other	$175,352	$92,587
Other long-term liabilities	946,155	385,507
Total lease liabilities	$1,121,507	$478,094

Weighted-average remaining lease term	8.75 years	6.50 years
Weighted-average discount rate	2.86%	3.72%
Other cash flow information related to operating leases is as follows:

	Fiscal Year Ended September 30,
(in thousands)	2021	2020
Cash paid for amounts included in the measurement of lease liabilities
Operating lease cash payments	$148,385	$115,028

Right-of-use assets obtained in exchange for lease liabilities
New operating leases	$770,858	$61,779
Leases recognized upon adoption of ASC 842	$—	$526,281
Future minimum rental payments under noncancellable operating leases were as follows:

Payments Due by Fiscal Year (in thousands)	As of September 30, 2021
2022	$206,923
2023	180,065
2024	162,282
2025	142,413
2026	123,008
Thereafter	495,546
Total future undiscounted lease payments	1,310,237
Less: Future payments for leases that have not yet commenced [1]	(5,427)
Less: Imputed interest	(183,303)
Total lease liabilities	$1,121,507

[1] The Company has certain leases that it has executed for which it does not control the underlying assets; therefore, lease liabilities and ROU assets were not recorded on the Company's Consolidated Balance Sheet as of September 30, 2021.

Note 13. Employee Severance, Litigation, and Other
The following illustrates the charges incurred by the Company relating to Employee Severance, Litigation, and Other for the periods indicated:

	Fiscal Year Ended September 30,
(in thousands)	2021	2020	2019
Employee severance	$13,705	$34,401	$34,147
Litigation and opioid-related costs	272,623	6,722,346	185,145
Acquisition-related deal and integration costs	116,969	15,958	43,184
Business transformation efforts	36,255	37,961	55,437
Other restructuring initiatives	32,359	(3,359)	12,561
Total employee severance, litigation, and other	$471,911	$6,807,307	$330,474
Employee severance in the fiscal year ended September 30, 2021 included costs primarily related to restructuring activities in the Company's Global Commercialization Services businesses. Employee severance in the fiscal year ended September 30, 2020 included costs primarily related to position eliminations resulting from the Company's decision to permanently exit the PharMEDium compounding business. Employee severance in the fiscal year ended September 30, 2019 included costs primarily related to PharMEDium restructuring activities, position eliminations resulting from our business transformation efforts and the integration of H.D. Smith, and restructuring activities related to our consulting business.
Litigation and opioid-related costs in the fiscal year ended September 30, 2021 included a $147.7 million accrual related to the proposed opioid litigation settlement (see Note 14). It also included legal fees and opioid-related costs in connection with opioid lawsuits and investigations. Litigation and opioid-related costs in the fiscal year ended September 30, 2020 included costs primarily related to a $6.6 billion legal accrual ($5.5 billion, net of an income tax benefit) and legal fees in connection with opioid lawsuits and investigations. Litigation and opioid-related costs in the fiscal year ended September 30, 2019 consisted of $116.7 million of legal settlements and accruals and $68.5 million of legal fees in connection with opioid lawsuits and investigations.
Acquisition-related deal and integration costs in the fiscal year ended September 30, 2021 primarily related to the June 2021 acquisition of Alliance Healthcare. Acquisition-related deal and integration costs in the fiscal year ended September 30, 2019 are primarily related to the integration of H.D. Smith. Integration costs primarily included costs to transition servicing legacy H.D. Smith customers to existing company distribution facilities and operating systems.
    Business transformation efforts in the fiscal years ended September 30, 2021, 2020, and 2019 were primarily related to costs associated with reorganizing the Company to further align the organization to its customers' needs. The majority of these costs were related to services provided by third-party consultants, including certain technology initiatives.
Other restructuring initiatives in the fiscal year ended September 30, 2021 primarily related to the disposal of assets related to the Company's return to office plan. Other restructuring initiatives in the fiscal year ended September 30, 2020 included a $19.1 million gain on the sale of property.
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
In April 2018, the Court issued an order creating a litigation track, which includes dispositive motion practice, discovery, and trials in certain bellwether jurisdictions. In December 2018, the Court issued an order selecting two cases for a second bellwether discovery and trial track. In November 2019 and January 2020, the Court filed Suggestions of Remand with the Judicial Panel on Multidistrict Litigation that identified four cases filed against the Company, including the two cases in the second bellwether trial track, for potential transfer from the MDL back to federal courts in California, Oklahoma, and West Virginia for the completion of discovery, motion practice, and trial. All four cases have now been remanded to those federal district courts. Trial in the two consolidated cases in West Virginia commenced in May 2021 and concluded in July 2021; the Court has not yet issued its ruling. On January 26, 2021, the California case was stayed as to the Company and several other defendants. As such, there is no applicable trial date for that case. On September 28, 2021, the Company and the two other national distributors announced that they had reached an agreement to pay approximately $75 million in a settlement with the Cherokee Nation, the plaintiff in the Oklahoma case. The Company's 31.0% share of the $75 million settlement amount is a component of its overall $6.7 billion total liability accrual. Under the settlement, all claims in the Cherokee Nation trial will be dismissed with prejudice as to the Company and the two other distributor defendants.
On July 21, 2021, the Company announced that it and the two other national pharmaceutical distributors have negotiated a comprehensive proposed settlement agreement that, if all conditions are satisfied, would result in the resolution of a substantial majority of opioid lawsuits filed by state and local governmental entities. The proposed settlement agreement and settlement process is subject to conditions and will not become effective unless and until the Company and the two other distributors each make separate independent determinations that (1) following a 30-day sign-on period, a sufficient number of “States” (including the District of Columbia and U.S. territories) have agreed to the proposed settlement agreement (the “Settling States”); and, subsequently, (2) following a 120-day sign-on period, a sufficient number of political subdivisions in the Settling States, including those that have not sued, have agreed to the proposed settlement agreement (or otherwise had their claims foreclosed). If these conditions are satisfied, a final settlement agreement based upon the terms contained in the proposed settlement agreement would become effective sixty (60) days after the distributors determine that there is sufficient participation by political subdivisions in the Settling States. On September 4, 2021, the Company announced that it and the two other distributors had determined that enough States had agreed to settle in order to proceed to the next phase. The proposed settlement agreement provides for a settlement of up to approximately $21 billion, of which the Company's portion would be 31.0%. Pursuant to the proposed settlement agreement, the Company would pay up to approximately $6.4 billion over 18 years and comply with other requirements, including establishment of a clearinghouse that will consolidate data from all three national distributors. The exact payment amount will depend on several factors, including the participation rate of states and political subdivisions, the extent to which states take action to foreclose opioid lawsuits by political subdivisions (e.g., laws barring opioid lawsuits by political subdivisions), and the extent to which political subdivisions in Settling States file additional opioid lawsuits against the distributors after a settlement agreement becomes effective. West Virginia subdivisions and Native American tribes are not a part of this settlement process and the Company has been involved in separate negotiations with these groups. The settlement process does not contemplate participation by any non-governmental or non-political entities or individuals.
While the proposed settlement agreement remains subject to contingencies that could impact whether the parties ultimately decide to move forward, the Company believes a comprehensive settlement is probable and its loss related thereto can be reasonably estimated. The Company recorded a charge of $6.6 billion in the fiscal year ended September 30, 2020 within Employee Severance, Litigation and Other in its Statement of Operations related to the proposed global settlement as well as other opioid-related litigation. The Company recorded an additional $147.7 million accrual in the fiscal year ended September 30, 2021 in connection with negotiation of the proposed settlement agreement and related obligations and other opioid-related litigation. The Company currently estimates that $764.8 million will be paid prior to September 30, 2022, which is recorded in Accrued Expenses and Other on the Company’s Consolidated Balance Sheet. On September 30, 2021, $288.4 million of the total $764.8 million short-term liability was paid into escrow. The $288.4 million that was paid into escrow did not reduce the Company's short-term liability as it was recorded as restricted cash in Prepaid Expense and Other on the Company's Consolidated Balance Sheet as of September 30, 2021. The escrow payment related to the proposed settlement agreement will be disbursed following the effective date of the settlement, or returned to the Company if the settlement does not become effective. The remaining long-term liability of $6.0 billion is recorded in Accrued Litigation Liability on the Company's Consolidated Balance Sheet. While the Company has accrued its estimated liability for this matter, it is unable to estimate the range of possible loss associated with these opioid litigation matters. Because loss contingencies are inherently unpredictable and unfavorable developments or resolutions can occur, the assessment is highly subjective and requires judgments about future events. The Company will regularly review these opioid litigation matters to determine whether its accrual is adequate. The amount of ultimate loss may differ materially from the total $6.7 billion accrued to date. Until such time as all of the conditions to finalize the proposed settlement agreement are satisfied or the parties otherwise resolve the lawsuits, the Company will continue to litigate and prepare for trial in the cases pending in the MDL, those remanded from the MDL to federal district courts, as well as in state courts where lawsuits have been filed, and intends to continue to vigorously defend itself in all such cases. Since these matters are still developing, the Company is unable to predict the outcome, but the result of these lawsuits could include excessive monetary verdicts and/or injunctive relief that may affect the Company's operations. Further, any final settlement among parties may differ materially from the proposed settlement agreement.
Notwithstanding the Company's total liability accrual of $6.7 billion, several cases filed in various state courts have trial dates scheduled in 2021 and later, although all such dates are subject to change. A trial in New York state for cases brought by Nassau and Suffolk Counties and the New York Attorney General against a variety of defendants, including the Company, commenced on June 28, 2021. On July 20, 2021, the Company and the two other distributors announced that they had reached an agreement to pay up to $1.179 billion in a settlement with the State of New York and participating subdivisions, including Nassau and Suffolk Counties, to resolve opioid-related claims, consistent with New York’s allocations under the proposed MDL settlement agreement, as well as certain attorneys’ fees and costs. The Company's 31.0% share of the $1.179 billion settlement amount is a component of its overall $6.7 billion total accrued liability and a portion was paid into escrow on September 30, 2021 and will be disbursed upon satisfaction of certain conditions including entry of a Consent Judgment. This escrow amount is also a component of the aforementioned $288.4 million payment to escrow. Under the settlement, claims in the New York state trial have been dismissed with prejudice as to the Company and the two other distributor defendants.
A trial in Ohio state court for a case brought by the Ohio Attorney General against the Company and other wholesale distributors was scheduled to commence on September 20, 2021. On September 16, 2021, the Company and the two other distributors announced that they had reached an agreement to pay up to $808 million in a settlement with the State of Ohio and participating subdivisions, to resolve opioid-related claims, consistent with Ohio’s allocations under the proposed MDL settlement agreement, as well as certain attorneys’ fees and costs. The Company's 31.0% share of the $808 million settlement amount is a component of its overall $6.7 billion total accrued liability and a portion was paid into escrow on September 30, 2021 and will be disbursed upon satisfaction of certain conditions including entry of a Consent Judgment. This escrow amount is also a component of the aforementioned $288.4 million payment to escrow. Under the settlement, claims in the Ohio state trial have been dismissed with prejudice as to the Company and the two other distributor defendants.
A trial in Washington state court for a case brought by the Washington Attorney General against ABDC and certain other pharmaceutical wholesale distributors began on November 15, 2021. A trial in Rhode Island state court for a case brought by the Rhode Island Attorney General against ABDC and certain other defendants is scheduled to begin on January 17, 2022. A trial in Texas state court for a case brought by Dallas County against ABDC and certain other defendants is scheduled to begin on January 24, 2022.
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
Since July 2017, the Company has received subpoenas from several U.S. Attorney's Offices, including grand jury subpoenas from the U.S. Attorney's Office for the District of New Jersey ("USAO-NJ") and the U.S. Attorney's Office for the Eastern District of New York ("USAO-EDNY"). Those subpoenas request the production of a broad range of documents pertaining to the Company's distribution of controlled substances through its various subsidiaries, including ABDC, and its diversion control programs. The Company has been engaged in discussions with the various U.S. Attorney’s Offices, including the Health Care and Government Fraud Unit of the Criminal Division of the USAO-NJ, and has produced documents in response to the subpoenas.
Shareholder Securities Litigation
On October 11, 2019, Teamsters Local 443 Health Services & Insurance Plan, St. Paul Electrical Construction Pension Plan, St. Paul Electrical Construction Workers Supplemental Pension Plan (2014 Restatement), Retirement Medical Funding Plan for the St. Paul Electrical Workers, and San Antonio Fire & Police Pension Fund filed a complaint for a purported derivative action in the Delaware Court of Chancery against the Company and certain of its current and former officers and directors (collectively, "Defendants"). The complaint alleges that the Defendants breached their fiduciary duties by failing to oversee the compliance by certain of the Company's subsidiaries (including the Company's former subsidiary Medical Initiatives, Inc. ("MII")) with federal regulations, allegedly resulting in the payment of fines and penalties in connection with the settlements with the USAO-EDNY in fiscal 2017 and 2018 that resolved claims arising from MII's pre-filled syringe program. In December 2019, Defendants filed a motion to dismiss the complaint. After briefing and oral argument, on August 24, 2020 the Delaware Court of Chancery denied Defendants' motion to dismiss. On September 24, 2020, the Board of Directors of the Company established a Special Litigation Committee to conduct an investigation concerning the plaintiffs’ allegations, and on November 10, 2020, the Delaware Court of Chancery granted the Special Litigation Committee’s motion to stay the litigation pending its investigation. On September 22, 2021, the Special Litigation Committee filed its report under seal and moved to dismiss the case. The Special Litigation Committee’s motion to dismiss the case is pending.
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

Note 15. Litigation Settlements
Antitrust Settlements
Numerous lawsuits have been filed against certain brand pharmaceutical manufacturers alleging that the manufacturer, by itself or in concert with others, took improper actions to delay or prevent generic drugs from entering the market. These lawsuits are generally brought as class actions. The Company has not been a named a plaintiff in any of these lawsuits, but has been a member of the direct purchasers' class (i.e., those purchasers who purchase directly from these pharmaceutical manufacturers). None of the lawsuits has gone to trial, but some have settled in the past with the Company receiving proceeds from the settlement funds. During the fiscal years ended September 30, 2021, 2020, and 2019, the Company recognized gains of $168.8 million, $9.1 million, and $145.9 million, respectively, relating to these lawsuits. These gains, which are net of attorney fees and estimated payments due to other parties, were recorded as reductions to cost of goods sold in the Company's Consolidated Statements of Operations.
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

Alliance Healthcare supplies pharmaceuticals, other healthcare products, and related services to healthcare providers, including pharmacies, doctors, health centers, and hospitals in 10 countries, primarily in Europe. MWI is a leading animal health distribution company in the United States and in the United Kingdom. MWI sells pharmaceuticals, vaccines, parasiticides, diagnostics, micro feed ingredients, and various other products to customers in both the companion animal and production animal markets. Additionally, MWI offers demand-creating sales force services to manufacturers. ABCS, through a number of operating businesses, provides a full suite of integrated manufacturer services that range from clinical trial support to product post-approval and commercialization support. World Courier, which operates in over 50 countries, is a leading global specialty transportation and logistics provider for the biopharmaceutical industry.
The following illustrates reportable and operating segment disaggregated revenue as required by ASC 606, "Revenue from Contracts with Customers," for the periods indicated:

	Fiscal Year Ended September 30,
(in thousands)	2021	2020	2019
Pharmaceutical Distribution Services	$198,153,202	$182,467,189	$172,813,537
Other:
MWI Animal Health	4,684,417	4,216,462	3,975,232
Alliance Healthcare	7,373,365	—	—
Global Commercialization Services	3,917,017	3,308,640	2,893,109
Total Other	15,974,799	7,525,102	6,868,341
Intersegment eliminations	(139,158)	(98,365)	(92,757)
Revenue	$213,988,843	$189,893,926	$179,589,121
Intersegment eliminations primarily represent the elimination of certain Pharmaceutical Distribution Services reportable segment sales to MWI.
The following illustrates reportable segment operating income information for the periods indicated:

	Fiscal Year Ended September 30,
(in thousands)	2021	2020	2019
Pharmaceutical Distribution Services	$2,041,072	$1,807,001	$1,671,251
Other	614,973	400,139	380,660
Intersegment eliminations	(7,841)	(2,693)	(659)
Total segment operating income	$2,648,204	$2,204,447	$2,051,252

The following reconciles total segment operating income to income (loss) before income taxes for the periods indicated:

	Fiscal Year Ended September 30,
(in thousands)	2021	2020	2019
Total segment operating income	$2,648,204	$2,204,447	$2,051,252
Gains from antitrust litigation settlements	168,794	9,076	145,872
LIFO credit (expense)	203,028	(7,422)	22,544
Acquisition-related intangibles amortization	(176,221)	(110,478)	(159,848)
Employee severance, litigation, and other	(471,911)	(6,807,307)	(330,474)
Goodwill impairment	(6,373)	—	—
Impairment of assets	(11,324)	(361,652)	(570,000)
PharMEDium remediation costs	—	(16,165)	(69,423)
PharMEDium shutdown costs	—	(43,206)	—
New York State Opioid Stewardship Act	—	(14,800)	22,000
Contingent consideration adjustment	—	12,153	—
Operating income (loss)	2,354,197	(5,135,354)	1,111,923
Other income	(41,736)	(1,581)	(12,952)
Interest expense, net	174,074	137,883	157,769
Loss on early retirement of debt	—	22,175	—
Income (loss) before income taxes	$2,221,859	$(5,293,831)	$967,106
Segment operating income is evaluated by the CODM of the Company and excludes gains from antitrust litigation settlements; LIFO credit (expense); acquisition-related intangibles amortization; employee severance, litigation, and other; goodwill impairment; impairment of assets; PharMEDium remediation costs; PharMEDium shutdown costs; New York State Opioid Stewardship Act; and contingent consideration adjustment. All corporate office expenses are allocated to the operating segment level.
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
    The Company recorded a $64.7 million gain on the remeasurement of an equity investment, a $14.0 million impairment of a non-customer note receivable related to a start-up venture, and a foreign currency loss of $3.4 million on the remeasurement of deferred tax assets relating to Swiss tax reform in Other Income in the Consolidated Statements of Operations in the fiscal year ended September 30, 2021. The Company recorded a $13.7 million gain on the sale of an equity investment in Other Income in the Company's Consolidated Statement of Operations in the fiscal year ended September 30, 2019.
    The following illustrates depreciation and amortization by reportable segment for the periods indicated:

	Fiscal Year Ended September 30,
(in thousands)	2021	2020	2019
Pharmaceutical Distribution Services	$210,453	$203,062	$232,735
Other	118,498	77,522	69,824
Acquisition-related intangibles amortization	176,221	110,478	159,848
Total depreciation and amortization	$505,172	$391,062	$462,407

Depreciation and amortization includes depreciation and amortization of property and equipment and intangible assets, but excludes amortization of deferred financing costs and other debt-related items, which are included in interest expense, net.

The following illustrates capital expenditures by reportable segment for the periods indicated:

	Fiscal Year Ended September 30,
(in thousands)	2021	2020	2019
Pharmaceutical Distribution Services	$262,202	$201,144	$210,161
Other	176,015	168,533	100,061
Total capital expenditures	$438,217	$369,677	$310,222
Note 17. Fair Value of Financial Instruments
The recorded amounts of the Company's cash and cash equivalents, accounts receivable, and accounts payable as of September 30, 2021 and 2020 approximate fair value based upon the relatively short-term nature of these financial instruments. Within Cash and Cash Equivalents, the Company had $671.0 million and $2,548.0 million of investments in money market accounts as of September 30, 2021 and 2020, respectively. The fair value of the money market accounts was determined based upon unadjusted quoted prices in active markets for identical assets, otherwise known as Level 1 inputs.
The recorded amount of long-term debt (see Note 7) and the corresponding fair value as of September 30, 2021 were $6,383.8 million and $6,761.6 million, respectively. The recorded amount of long-term debt and the corresponding fair value as of September 30, 2020 were $3,618.3 million and $4,026.4 million, respectively. The fair value of long-term debt was determined based upon inputs other than quoted prices, otherwise known as Level 2 inputs.
Note 18. Subsequent Events
New Reporting Structure
Recently, the Company undertook a strategic evaluation of its reporting structure to reflect its expanded international presence as a result of the June 2021 acquisition of Alliance Healthcare. As a result of this review, beginning in the first quarter of fiscal 2022, the Company has re-aligned its reporting structure under two reportable segments: U.S. Healthcare Solutions and International Healthcare Solutions. U.S. Healthcare Solutions will consist of the legacy Pharmaceutical Distribution Services reportable segment (excluding Profarma), MWI Animal Health, Xcenda, Lash Group, and ICS 3PL. International Healthcare Solutions will consist of Alliance Healthcare, World Courier, Innomar, Profarma, and Profarma Specialty. Profarma had previously been included in the Pharmaceutical Distribution Services reportable segment. Profarma Specialty had previously been reported in Other. Beginning in the first quarter of fiscal 2022, the Company will report its results under this new structure.
Dividend Increase
In November 2021, the Company's board of directors increased the quarterly dividend paid on common stock by 5% and declared a regular quarterly cash dividend of $0.46 per share, payable on November 29, 2021 to shareholders of record on November 15, 2021.

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
Changes in Internal Control over Financial Reporting
There were no changes during the fiscal quarter ended September 30, 2021 in the Company's internal control over financial reporting that materially affected, or are reasonably likely to materially affect, those controls.
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
AmerisourceBergen's management assessed the effectiveness of AmerisourceBergen's internal control over financial reporting as of September 30, 2021. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control — Integrated Framework (2013). Based on management's assessment and those criteria, management has concluded that AmerisourceBergen's internal control over financial reporting was effective as of September 30, 2021.
During the third quarter of fiscal 2021, the Company acquired Alliance Healthcare. As permitted by related SEC staff interpretive guidance for newly acquired businesses, Alliance Healthcare has been excluded from management's assessment of the effectiveness of the Company's internal control over financial reporting as of September 30, 2021. In the aggregate, Alliance Healthcare represented 22% of the total assets (of which 10% represented acquired goodwill and intangibles) and 3% of total revenue of the Company as of and for the fiscal year ended September 30, 2021.
AmerisourceBergen's independent registered public accounting firm, Ernst & Young LLP, has issued an attestation report on the effectiveness of AmerisourceBergen's internal control over financial reporting. This report is set forth below.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Stockholders and the Board of Directors of AmerisourceBergen Corporation
Opinion on Internal Control over Financial Reporting
We have audited AmerisourceBergen Corporation and subsidiaries' internal control over financial reporting as of September 30, 2021, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (the COSO criteria). In our opinion, AmerisourceBergen Corporation and subsidiaries (the Company) maintained, in all material respects, effective internal control over financial reporting as of September 30, 2021, based on the COSO criteria.
As indicated in the accompanying Management’s Report on Internal Control Over Financial Reporting, management’s assessment of and conclusion on the effectiveness of internal control over financial reporting did not include the internal controls of Alliance Healthcare, which is included in the 2021 consolidated financial statements of the Company and constituted 22% of total assets as of September 30, 2021 and 3% of revenues for the year then ended. Our audit of internal control over financial reporting of the Company also did not include an evaluation of the internal control over financial reporting of Alliance Healthcare.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the 2021 consolidated financial statements of the Company and our report dated November 23, 2021 expressed an unqualified opinion thereon.
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
November 23, 2021

ITEM 9B.    OTHER INFORMATION
None.
PART III

ITEM 10.    DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE
Information appearing in our Notice of Annual Meeting of Stockholders and Proxy Statement for the 2022 Annual Meeting of Stockholders (the "2022 Proxy Statement"), including information appearing under "Proxy Statement Highlights," "Corporate Governance and Related Matters," and "Audit Committee Matters" is incorporated herein by reference. We will file the 2022 Proxy Statement with the Securities and Exchange Commission pursuant to Regulation 14A within 120 days after the close of the fiscal year.
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
ITEM 11.    EXECUTIVE COMPENSATION
Information contained in the 2022 Proxy Statement, including information appearing under "Corporate Governance and Related Matters" and "Executive Compensation and Related Matters" in the 2022 Proxy Statement, is incorporated herein by reference.
ITEM 12.    SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS
Information contained in the 2022 Proxy Statement, including information appearing under "Beneficial Ownership of Common Stock" and "Equity Compensation Plan Information" in the 2022 Proxy Statement, is incorporated herein by reference.
ITEM 13.    CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE
Information contained in the 2022 Proxy Statement, including information appearing under "Corporate Governance and Related Matters" and "Related Person Transactions" in the 2022 Proxy Statement, is incorporated herein by reference.
ITEM 14.    PRINCIPAL ACCOUNTANT FEES AND SERVICES
Information contained in the 2022 Proxy Statement, including information appearing under "Audit Committee Matters" in the 2022 Proxy Statement, is incorporated herein by reference.

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
2.1
Share Purchase Agreement, by and between Walgreens Boots Alliance, Inc. and AmerisourceBergen Corporation, dated as of January 6, 2021 (incorporated by reference to Exhibit 2.1 to the Registrant's Current Report on Form 8-K filed on January 8, 2021).

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

4.9
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

Exhibit Number	Description
4.14
Tenth Supplemental Indenture, dated March 30, 2021, by and between AmerisourceBergen Corporation and U.S. Bank National Association (including Form of 0.737% Senior Note due 2023) (incorporated by reference to Exhibit 4.1 to AmerisourceBergen Corporation's Current Report on Form 8-K filed on April 1, 2021).

4.15
Form of 0.737% Senior Note due 2023 (incorporated by reference to Exhibit A to Tenth Supplemental Indenture, dated March 30, 2021, by and between AmerisourceBergen Corporation and U.S. Bank National Association, as trustee, related to the Registrant's 0.737% Senior Notes Due 2023, which is filed as Exhibit 4.1 to AmerisourceBergen Corporation's Current Report on Form 8-K filed on April 1, 2021).

4.16
Eleventh Supplemental Indenture, dated March 30, 2021, by and between AmerisourceBergen Corporation and U.S. Bank National Association (including Form of 2.700% Senior Note due 2031) (incorporated by reference to Exhibit 4.2 to AmerisourceBergen Corporation's Current Report on Form 8-K filed on April 1, 2021).

4.17
Form of 2.700% Senior Note due 2031 (incorporated by reference to Exhibit A to Eleventh Supplemental Indenture, dated March 30, 2021, by and between AmerisourceBergen Corporation and U.S. Bank National Association, as trustee, related to the Registrant's 2.700% Senior Notes Due 2031, which is filed as Exhibit 4.2 to AmerisourceBergen Corporation's Current Report on Form 8-K filed on April 1, 2021).

4.18	Description of the Registrant's Securities
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

Exhibit Number	Description
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

‡10.18
Form of 2020 Restricted Stock Unit Agreement to Employee under the AmerisourceBergen Corporation Omnibus Incentive Plan (incorporated by reference to Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q for the fiscal quarter ended December 31, 2020).

‡10.19	AmerisourceBergen Corporation Financial Recoupment Policy (incorporated by reference to Exhibit 10.10 to the Registrant’s Quarterly Report on Form 10-Q for the fiscal quarter ended December 31, 2018).
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

‡10.22	Form of Employment Agreement applicable to executive officers (incorporated by reference to Exhibit 10.3 to the Registrant’s Current Report on Form 8-K filed on January 11, 2019.
10.23
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

10.28
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

10.29
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

10.30
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

10.31
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

Exhibit Number	Description
10.32
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

10.33
Omnibus Amendment, dated November 4, 2015 to the Amended and Restated Receivables Purchase Agreement, dated as of April 29, 2010, as amended, among AmeriSource Receivables Financial Corporation, as Seller, AmerisourceBergen Drug Corporation, as Servicer, the Purchaser Agents and Purchasers party thereto and The Bank of Tokyo-Mitsubishi UFJ, Ltd., New York Branch, as Administrator (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed on November 4, 2015).

10.34
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

10.35
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

10.36
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

10.37
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

10.38
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

10.39
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

10.40
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

10.41
Seventeenth Amendment to Amended and Restated Receivables Purchase Agreement, dated as of November 4, 2021, among Amerisource Receivables Financial Corporation, as seller, AmerisourceBergen Drug Corporation, as servicer, the Purchaser Agents and Purchasers party thereto, and MUFG Bank, Ltd., as administrator (incorporated by reference to Exhibit 10.3 to AmerisourceBergen Corporation's Current Report on Form 8-K filed on November 8, 2021).

10.42
Second Amended and Restated Performance Undertaking Agreement, dated as of October 16, 2020, executed by AmerisourceBergen Corporation, as performance guarantor (incorporated by reference to Exhibit 10.3 to the Registrant's Current Report on Form 8-K filed on October 19, 2020).

10.43
Eighth Amendment and Restatement Agreement, dated as of September 18, 2019, among AmerisourceBergen Corporation, the borrowing subsidiaries party thereto, the lenders party thereto, and JPMorgan Chase Bank, N.A., as Administrative Agent (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed on September 23, 2019).

10.44
First Amendment, dated as of May 13, 2021, to the Credit Agreement, dated as of March 18, 2011, as amended and restated as of September 18, 2019, among AmerisourceBergen Corporation, the borrowing subsidiaries party thereto, the lenders party thereto, JPMorgan Chase Bank, N.A., as administrative agent, and the other financial institutions party thereto (incorporated by reference to Exhibit 10.3 to AmerisourceBergen Corporation's Current Report on Form 8-K filed on May 14, 2021).

Exhibit Number	Description
10.45
Revolving Credit Note, dated as of March 8, 2013, between the Registrant and Citizens Bank of Pennsylvania (incorporated by reference to Exhibit 10.4 to the Registrant's Quarterly Report on Form 10-Q for the quarter ended March 31, 2013).

10.46
First Amendment to Line of Credit Note, dated as of April 4, 2014, between the Registrant and Citizens Bank of Pennsylvania (incorporated by reference to Exhibit 10.1 to the Registrant's Quarterly Report on Form 10-Q for the fiscal quarter ended June 30, 2014).

10.47
Term Credit Agreement, dated as of February 17, 2021, among AmerisourceBergen Corporation, the lenders party thereto and JPMorgan Chase Bank, N.A., as Administrative Agent (incorporated by reference to Exhibit 10.1 to the Registrant's Current Report on Form 8-K filed on February 18, 2021).

10.48
First Amendment, dated as of May 13, 2021, to the Term Credit Agreement, dated as of February 17, 2021, among AmerisourceBergen Corporation, the lenders party thereto and JPMorgan Chase Bank, N.A., as Administrative Agent (incorporated by reference to Exhibit 10.2 to AmerisourceBergen Corporation's Current Report on Form 8-K filed on May 14, 2021).

10.49
Second Amendment to the Term Credit Agreement, dated as of November 4, 2021, among AmerisourceBergen Corporation, the lenders party thereto and JPMorgan Chase Bank, N.A., as Administrative Agent (incorporated by reference to Exhibit 10.2 to AmerisourceBergen Corporation's Current Report on Form 8-K filed on November 8, 2021).

10.50
Credit Agreement, dated as of February 17, 2021, among AmerisourceBergen Corporation, the lenders party thereto and JPMorgan Chase Bank, N.A., as Administrative Agent (incorporated by reference to Exhibit 10.2 to the Registrant's Current Report on Form 8-K filed on February 18, 2021).

10.51
First Amendment, dated as of May 13, 2021, to the Credit Agreement, dated as of February 17, 2021, among AmerisourceBergen Corporation, the lenders party thereto and JPMorgan Chase Bank, N.A., as Administrative Agent (incorporated by reference to Exhibit 10.1 to AmerisourceBergen Corporation's Current Report on Form 8-K filed on May 14, 2021).

10.52
Amended and Restated Credit Agreement, dated as of November 4, 2021, among AmerisourceBergen Corporation, the borrowing subsidiaries party thereto, the lenders party thereto, and JPMorgan Chase Bank, N.A., as Administrative Agent (incorporated by reference to Exhibit 10.1 to AmerisourceBergen Corporation's Current Report on Form 8-K filed on November 8, 2021).

21	Subsidiaries of the Registrant.
23	Consent of Ernst & Young LLP, Independent Registered Public Accounting Firm.
31.1	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer.
31.2	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer.
32	Section 1350 Certifications of the Chief Executive Officer and Chief Financial Officer.
99.1	Proposed Settlement Agreement, dated July 21, 2021 (incorporated by reference to Exhibit 99.2 to the Registrant’s Current Report on Form 8-K filed on July 23, 2021).
101	Financial statements from the Annual Report on Form 10-K of AmerisourceBergen Corporation for the fiscal year ended September 30, 2021, formatted in Inline Extensible Business Reporting Language (iXBRL): (i) the Consolidated Balance Sheets, (ii) the Consolidated Statements of Operations, (iii) the Consolidated Statements of Comprehensive Income, (iv) the Consolidated Statements of Changes in Stockholders' Equity, (v) the Consolidated Statements of Cash Flows, and (vi) the Notes to Consolidated Financial Statements.
104	Cover Page Interactive Data File (formatted as inline XBRL and contained in Exhibit 101).

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

AMERISOURCEBERGEN CORPORATION
Date: November 23, 2021	By:	/s/ STEVEN H. COLLIS Steven H. Collis Chairman, President and Chief Executive Officer
 Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below as of November 23, 2021 by the following persons on behalf of the Registrant and in the capacities indicated.

Signature	Title

/s/ STEVEN H. COLLIS___________________________ Steven H. Collis	Chairman, President and Chief Executive Officer (Principal Executive Officer)

/s/ JAMES F. CLEARY____________________________ James F. Cleary	Executive Vice President and Chief Financial Officer (Principal Financial Officer)

/s/ LAZARUS KRIKORIAN________________________ Lazarus Krikorian	Senior Vice President and Chief Accounting Officer (Principal Accounting Officer)

/s/ ORNELLA BARRA____________________________ Ornella Barra	Director

/s/ D. MARK DURCAN____________________________ D. Mark Durcan	Director

/s/ RICHARD W. GOCHNAUER____________________ Richard W. Gochnauer	Director

/s/ LON R. GREENBERG__________________________ Lon R. Greenberg	Director

Signature	Title

/s/ JANE E. HENNEY, M.D.________________________ Jane E. Henney, M.D.	Lead Independent Director

/s/ KATHLEEN W. HYLE__________________________ Kathleen W. Hyle	Director

/s/ MICHAEL J. LONG____________________________ Michael J. Long	Director

/s/ HENRY W. MCGEE____________________________ Henry W. McGee	Director

/s/ DENNIS M. NALLY____________________________ Dennis M. Nally	Director

AMERISOURCEBERGEN CORPORATION AND SUBSIDIARIES
SCHEDULE II — VALUATION AND QUALIFYING ACCOUNTS

(In thousands)	Balance at Beginning of Period	Charged to Costs and Expenses (1)	Deductions (2)	Balance at End of Period (3)
Year Ended September 30, 2021
Allowances for returns and credit losses	$1,417,308	$3,906,776	$(3,967,400)	$1,356,684

Year Ended September 30, 2020
Allowances for returns and credit losses	$1,223,887	$4,019,830	$(3,826,409)	$1,417,308

Year Ended September 30, 2019
Allowances for returns and credit losses	$1,049,901	$3,720,642	$(3,546,656)	$1,223,887
__________________________________________________________

(1)Represents the provision for returns and credit losses.
(2)Represents reductions to the returns allowance and accounts receivable written off during year, net of recoveries.
(3)Includes an allowance for credit losses for long-term accounts receivable within Other Assets on the Consolidated Balance Sheets of $981 thousand as of September 30, 2019.