Form 10-Q
period 2021-12-31
AMERISOURCEBERGEN CORP
filed 2022-02-02
CIK 1140859

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE QUARTERLY PERIOD ENDED December 31, 2021
OR
☐         TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE TRANSITION PERIOD FROM ___________ TO___________
Commission file number 1-16671

AMERISOURCEBERGEN CORPORATION
(Exact name of registrant as specified in its charter)

Delaware			23-3079390
(State or other jurisdiction of			(I.R.S. Employer
incorporation or organization)			Identification No.)
1 West First Avenue	Conshohocken,	PA	19428-1800
(Address of principal executive offices)			(Zip Code)
 (610) 727-7000
(Registrant’s telephone number, including area code)

 Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of exchange on which registered
Common stock, par value $0.01 per share	ABC	New York Stock Exchange	(NYSE)

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

The number of shares of common stock of AmerisourceBergen Corporation outstanding as of January 31, 2022 was 209,137,429.

AMERISOURCEBERGEN CORPORATION

PART I. FINANCIAL INFORMATION
ITEM I. Financial Statements (Unaudited)
AMERISOURCEBERGEN CORPORATION AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

(in thousands, except share and per share data)	December 31, 2021	September 30, 2021
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$3,168,881	$2,547,142
Accounts receivable, less allowances for returns and credit losses: $1,447,093 as of December 31, 2021 and $1,356,684 as of September 30, 2021	17,146,056	18,167,175
Inventories	16,293,933	15,368,352
Right to recover assets	1,361,828	1,271,557
Income tax receivable	183,238	221,875
Prepaid expenses and other	851,861	853,600
Assets held for sale	373,088	372,908
Total current assets	39,378,885	38,802,609

Property and equipment, net	2,129,697	2,162,961
Goodwill	8,921,790	9,030,531
Other intangible assets	5,080,673	5,256,927
Deferred income taxes	270,049	290,791
Other assets	1,796,470	1,793,986

TOTAL ASSETS	$57,577,564	$57,337,805

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$38,617,734	$38,009,954
Accrued expenses and other	2,542,029	2,856,405
Short-term debt	268,563	300,213
Liabilities held for sale	185,279	192,069
Total current liabilities	41,613,605	41,358,641

Long-term debt	6,412,537	6,383,711
Accrued income taxes	288,915	281,070
Deferred income taxes	1,689,496	1,685,296
Other liabilities	1,060,416	1,082,723
Accrued litigation liability	5,911,474	5,961,953
Commitments and contingencies (Note 10)

Stockholders’ equity:
Common stock, $0.01 par value - authorized, issued, and outstanding: 600,000,000 shares, 291,955,248 shares, and 209,041,341 shares as of December 31, 2021, respectively, and 600,000,000 shares, 290,722,533 shares, and 208,089,298 shares as of September 30, 2021, respectively	2,920	2,907
Additional paid-in capital	5,546,614	5,465,104
Retained earnings	2,019,077	1,670,513
Accumulated other comprehensive loss	(822,783)	(445,442)
Treasury stock, at cost: 82,913,907 shares as of December 31, 2021 and 82,633,235 shares as of September 30, 2021	(6,504,282)	(6,469,728)
Total AmerisourceBergen Corporation stockholders' equity	241,546	223,354
Noncontrolling interests	359,575	361,057
Total equity	601,121	584,411

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$57,577,564	$57,337,805
See notes to consolidated financial statements.

AMERISOURCEBERGEN CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Three months ended December 31,
(in thousands, except per share data)	2021	2020
Revenue	$59,628,810	$52,516,556
Cost of goods sold	57,568,451	51,064,326
Gross profit	2,060,359	1,452,230
Operating expenses:
Distribution, selling, and administrative	1,170,110	735,068
Depreciation	95,585	73,945
Amortization	80,344	25,608
Employee severance, litigation, and other	64,969	70,381
Impairment of assets	4,946	—
Operating income	644,405	547,228
Other income, net	(5,172)	(14,268)
Interest expense, net	53,372	33,614
Income before income taxes	596,205	527,882
Income tax expense	146,789	149,175
Net income	449,416	378,707
Net income attributable to noncontrolling interests	(311)	(3,862)
Net income attributable to AmerisourceBergen Corporation	$449,105	$374,845

Earnings per share:
Basic	$2.15	$1.83
Diluted	$2.13	$1.81

Weighted average common shares outstanding:
Basic	208,555	204,683
Diluted	211,168	206,801

Cash dividends declared per share of common stock	$0.46	$0.44

See notes to consolidated financial statements.

AMERISOURCEBERGEN CORPORATION AND SUBSIDIARIES
 CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited)

	Three months ended December 31,
(in thousands)	2021	2020
Net income	$449,416	$378,707
Other comprehensive (loss) income
Foreign currency translation adjustments	(378,461)	44,158
Other	(673)	—
Total other comprehensive (loss) income	(379,134)	44,158
Total comprehensive income	70,282	422,865
Comprehensive loss (income) attributable to noncontrolling interests	1,482	(9,657)
Comprehensive income attributable to AmerisourceBergen Corporation	$71,764	$413,208

See notes to consolidated financial statements.

AMERISOURCEBERGEN CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
(Unaudited)

(in thousands, except per share data)	Common Stock	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Treasury Stock	Noncontrolling Interests	Total
September 30, 2021	$2,907	$5,465,104	$1,670,513	$(445,442)	$(6,469,728)	$361,057	$584,411
Net income	—	—	449,105	—	—	311	449,416
Other comprehensive loss	—	—	—	(377,341)	—	(1,793)	(379,134)
Cash dividends, $0.46 per share	—	—	(100,541)	—	—	—	(100,541)
Exercises of stock options	4	38,933	—	—	—	—	38,937
Share-based compensation expense	—	42,920	—	—	—	—	42,920
Employee tax withholdings related to restricted share vesting	—	—	—	—	(34,554)	—	(34,554)
Other	9	(343)	—	—	—	—	(334)
December 31, 2021	$2,920	$5,546,614	$2,019,077	$(822,783)	$(6,504,282)	$359,575	$601,121

(in thousands, except per share data)	Common Stock	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Treasury Stock	Noncontrolling Interests	Total
September 30, 2020	$2,878	$5,081,776	$518,335	$(108,830)	$(6,513,083)	$179,288	$(839,636)
Adoption of ASC 326, net of tax	—	—	(21,106)	—	—	(2,988)	(24,094)
Net income	—	—	374,845	—	—	3,862	378,707
Other comprehensive income	—	—	—	38,363	—	5,795	44,158
Cash dividends, $0.44 per share	—	—	(91,103)	—	—	—	(91,103)
Exercises of stock options	7	58,209	—	—	—	—	58,216
Share-based compensation expense	—	48,317	—	—	—	—	48,317
Purchases of common stock	—	—	—	—	(61,954)	—	(61,954)
Employee tax withholdings related to restricted share vesting	—	—	—	—	(23,249)	—	(23,249)
Other	6	(633)	—	—	—	(283)	(910)
December 31, 2020	$2,891	$5,187,669	$780,971	$(70,467)	$(6,598,286)	$185,674	$(511,548)

See notes to consolidated financial statements.

AMERISOURCEBERGEN CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Three months ended December 31,
(in thousands)	2021	2020
OPERATING ACTIVITIES
Net income	$449,416	$378,707
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation, including amounts charged to cost of goods sold	96,926	77,143
Amortization, including amounts charged to interest expense	83,476	27,140
Provision for credit losses	2,191	6,452
Provision for deferred income taxes	30,512	72,912
Share-based compensation expense	42,920	48,317
LIFO credit	(44,679)	(25,727)
Impairment of assets	4,946	—
Other, net	5,360	28,480
Changes in operating assets and liabilities, excluding the effects of acquisitions:
Accounts receivable	716,380	(906,495)
Inventories	(989,993)	(545,459)
Income taxes receivable	38,637	170,771
Prepaid expenses and other assets	18,914	(3,121)
Accounts payable	824,056	1,721,495
Income taxes payable	1,517	(8,091)
Accrued expenses	(314,732)	(124,379)
Long-term accrued litigation liability	(50,479)	—
Other liabilities	(51,957)	(15,092)
NET CASH PROVIDED BY OPERATING ACTIVITIES	863,411	903,053
INVESTING ACTIVITIES
Capital expenditures	(79,691)	(65,410)
Cost of acquired companies, net of cash acquired	(62,641)	—
Other, net	(788)	—
NET CASH USED IN INVESTING ACTIVITIES	(143,120)	(65,410)
FINANCING ACTIVITIES
Other loan borrowings	38,547	31,393
Senior notes and other loan repayments	(55,069)	(462,643)
Borrowings under revolving and securitization credit facilities	956,827	—
Repayments under revolving and securitization credit facilities	(946,791)	—
Purchases of common stock	—	(56,175)
Exercises of stock options	38,937	58,216
Cash dividends on common stock	(100,541)	(91,103)
Tax withholdings related to restricted share vesting	(34,554)	(23,249)
Other	(3,779)	(910)
NET CASH USED IN FINANCING ACTIVITIES	(106,423)	(544,471)
EFFECT OF EXCHANGE RATE CHANGES ON CASH, CASH EQUIVALENTS, AND RESTRICTED CASH	(2,654)	—
INCREASE IN CASH, CASH EQUIVALENTS, AND RESTRICTED CASH, INCLUDING CASH CLASSIFIED WITHIN ASSETS HELD FOR SALE	611,214	293,172
PLUS: DECREASE IN CASH CLASSIFIED WITHIN ASSETS HELD FOR SALE	1,038	—
INCREASE IN CASH, CASH EQUIVALENTS, AND RESTRICTED CASH	612,252	293,172
Cash, cash equivalents, and restricted cash at beginning of period	3,070,128	4,597,746
CASH, CASH EQUIVALENTS, AND RESTRICTED CASH AT END OF PERIOD	$3,682,380	$4,890,918
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
The accompanying unaudited consolidated financial statements have been prepared in conformity with U.S. generally accepted accounting principles ("GAAP") for interim financial information and in accordance with the instructions to Form 10-Q, and Rule 10-01 of Regulation S-X. In the opinion of management, all adjustments (consisting only of normal recurring accruals, except as otherwise disclosed herein) considered necessary to present fairly the financial position as of December 31, 2021 and the results of operations and cash flows for the interim periods ended December 31, 2021 and 2020 have been included. Certain information and footnote disclosures normally included in financial statements presented in accordance with U.S. GAAP, but which are not required for interim reporting purposes, have been omitted. The accompanying unaudited consolidated financial statements should be read in conjunction with the financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the fiscal year ended September 30, 2021.
The preparation of financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect amounts reported in the financial statements and accompanying notes. Actual amounts could differ from these estimated amounts. Certain reclassifications have been made to prior-period amounts in order to conform to the current year presentation.
Restricted Cash
The Company is required to maintain certain cash deposits with banks mainly consisting of deposits restricted under contractual agency agreements and cash restricted by law and other obligations. Restricted cash includes $274.0 million and $288.4 million held in escrow related to a proposed opioid-related legal settlement (see Note 10) as of December 31, 2021 and September 30, 2021, respectively.
The following represents a reconciliation of cash and cash equivalents in the Consolidated Balance Sheets to cash, cash equivalents, and restricted cash used in the Consolidated Statements of Cash Flows:

(amounts in thousands)	December 31, 2021	September 30, 2021
	(unaudited)
Cash and cash equivalents	$3,168,881	$2,547,142
Restricted cash (included in Prepaid Expenses and Other)	453,485	462,986
Restricted cash (included in Other Assets)	60,014	60,000
Cash, cash equivalents, and restricted cash	$3,682,380	$3,070,128
Recently Adopted Accounting Pronouncements
In December 2019, the FASB issued ASU No. 2019-12, "Income Taxes (Topic 740): Simplifying the Accounting for Income Taxes" ("ASU 2019-12"). ASU 2019-12 removes certain exceptions to the general principles in ASC 740 in order to reduce the cost and complexity of its application. ASU 2019-12 was effective for annual reporting periods beginning after December 15, 2020, including interim periods within those fiscal years, with certain amendments applied on a modified retrospective basis, with a cumulative-effect adjustment to retained earnings as of the beginning of the fiscal year of adoption, and others prospectively.
The Company adopted ASU No. 2019-12 as of October 1, 2021. The adoption of ASU No. 2019-12 had no impact on the Company's financial statements and is not expected to have a material impact on its results of operations or cash flows.
As of December 31, 2021, there were no other recently-issued accounting standards that could have a material impact on the Company’s financial position, results of operations, cash flows, or notes to the financial statements upon their adoption.

New Reporting Structure
Recently, the Company undertook a strategic evaluation of its reporting structure to reflect its expanded international presence as a result of the June 2021 acquisition of Alliance Healthcare. As a result of this review, beginning in the first quarter of fiscal 2022, the Company has re-aligned its reporting structure under two reportable segments: U.S. Healthcare Solutions and International Healthcare Solutions. U.S. Healthcare Solutions consists of the legacy Pharmaceutical Distribution Services reportable segment (excluding Profarma), MWI Animal Health, Xcenda, Lash Group, and ICS 3PL. International Healthcare Solutions consists of Alliance Healthcare, World Courier, Innomar, Profarma, and Profarma Specialty. Profarma had previously been included in the Pharmaceutical Distribution Services reportable segment. The Company's previously reported segment results have been revised to conform to its re-aligned reporting structure. Refer to Note 12 for the Company's segment results under the new reporting structure.
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
The purchase price has been allocated to the underlying assets acquired and liabilities assumed based upon their estimated fair values at the date of the acquisition in the table that follows. The allocation as of December 31, 2021 is pending the finalization of the third-party appraisals of intangible assets and the corresponding deferred taxes, as well as the finalization of working capital and related account balances. There were no measurement period adjustments recorded to the previously-reported opening balance sheet that would have had a material impact on the Company's previously-reported results of operations had those adjustments been recorded in the previous reporting period. There can be no assurance that the estimated amounts recorded will represent the final purchase price allocation.

(in thousands)
Consideration
Cash	$6,602,020
Equity (2 million shares of AmerisourceBergen Corporation common stock)	229,080
Estimated accrued consideration	96,851
Other equity consideration	6,061
Fair value of total consideration	$6,934,012

Recognized amounts of identifiable assets acquired and liabilities assumed
Cash and cash equivalents	$921,995
Accounts receivable	3,703,895
Inventories	1,649,855
Prepaid expenses and other	381,926
Property and equipment	634,220
Goodwill	2,477,667
Other intangible assets	3,735,000
Other assets	550,855
Total assets acquired	14,055,413

Accounts payable	(4,618,807)
Accrued expenses and other	(765,463)
Short-term debt	(353,420)
Deferred income taxes	(800,115)
Other liabilities	(405,332)
Total liabilities assumed	(6,943,137)

Net assets acquired	7,112,276

Noncontrolling interest	(178,264)
Equity consideration	(235,141)
Estimated accrued consideration	(96,851)
Cash acquired, including restricted cash of $143,308 included in Prepaid Expenses and Other	(1,065,303)
Net cash paid	$5,536,717
The estimated fair value of the intangible assets acquired of $3.7 billion and the estimated useful lives are as follows:

(in thousands, except useful lives)	Fair Value	Weighted-Average Useful Life
Customer relationships	$3,327,000	18
Trade names	408,000	11
Total	$3,735,000
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

The Company incurred $90.9 million of acquisition-related costs in connection with this acquisition. These costs were recognized in Employee Severance, Litigation, and Other in the Company's Statements of Operations in the fiscal year ended September 30, 2021.
Assets and Liabilities Held for Sale
The Company recently entered into agreements to sell two of its non-core subsidiaries. In connection with entering into these agreements, the Company concluded that both disposal groups met the held for sale criteria and classified their assets and liabilities as held for sale as of December 31, 2021 and September 30, 2021. One disposal group is included within the U.S. Healthcare Solutions reportable segment and the other disposal group is included within the International Healthcare Solutions reportable segment.
The Company expects to complete the sales of the disposal groups within twelve months of September 30, 2021. In connection with the held for sale classification, the Company recorded a $16.3 million loss on the remeasurement of the disposal group held for sale in the U.S. Healthcare Solutions reportable segment to fair value less cost to sell, $4.9 million of which was recorded in Impairment of Assets on its Consolidated Statement of Operations for the three months ended December 31, 2021. The Company previously recorded a loss of $11.3 million in fiscal 2021.
Total assets and liabilities of the combined disposal groups held for sale on the Consolidated Balance Sheet for the periods indicated are comprised of the following:

(in thousands)	December 31, 2021	September 30, 2021
Cash and cash equivalents	$713	$1,751
Accounts receivables, less allowance for credit losses	173,085	182,077
Inventories	137,829	123,424
Prepaid expenses and other	11,310	11,258
Property and equipment	2,923	3,084
Goodwill	31,903	31,903
Other intangible assets	23,320	22,923
Other assets	8,275	7,812
Loss on the remeasurement of disposal group held for sale to fair value less cost to sell	(16,270)	(11,324)
Total assets held for sale	$373,088	$372,908

Accounts payable	$169,055	$173,104
Accrued expenses and other	5,496	7,234
Short-term debt	2,739	4,225
Long-term debt	48	50
Deferred income taxes	5,521	5,857
Other liabilities	2,420	$1,599
Total liabilities held for sale	$185,279	$192,069
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

The following assets and liabilities of Profarma are included in the Company's Consolidated Balance Sheets:

(in thousands)	December 31, 2021	September 30, 2021
Cash and cash equivalents	$23,271	$33,699
Accounts receivables, net	154,424	148,485
Inventories	169,576	168,229
Prepaid expenses and other	62,217	62,545
Property and equipment, net	32,221	31,920
Goodwill	75,936	75,936
Other intangible assets	69,793	70,840
Other long-term assets	88,995	74,177
Total assets	$676,433	$665,831

Accounts payable	$183,801	$162,768
Accrued expenses and other	43,066	38,477
Short-term debt	22,663	64,215
Long-term debt	79,571	52,613
Deferred income taxes	25,758	37,041
Other long-term liabilities	57,016	57,945
Total liabilities	$411,875	$413,059
Profarma's assets can only be used to settle its obligations, and its creditors do not have recourse to the general credit of the Company.
Note 4.  Income Taxes
The Company files income tax returns in U.S. federal, state, and various foreign jurisdictions. As of December 31, 2021, the Company had unrecognized tax benefits, defined as the aggregate tax effect of differences between tax return positions and the benefits recognized in the Company’s financial statements, of $530.6 million ($466.5 million, net of federal benefit). If recognized, $448.3 million of these tax benefits would have reduced income tax expense and the effective tax rate. Included in this amount is $23.7 million of interest and penalties, which the Company records in Income Tax Expense in the Company's Consolidated Statements of Operations. In the three months ended December 31, 2021, unrecognized tax benefits increased by $7.9 million. Over the next 12 months, it is reasonably possible that tax authority audit resolutions and the expiration of statutes of limitations could result in a reduction of unrecognized tax benefits of approximately $12.3 million.
The Company's effective tax rates were 24.6% and 28.3% for the three months ended December 31, 2021 and 2020, respectively. The effective tax rate for the three months ended December 31, 2021 was higher than the U.S. statutory rate primarily due to U.S. state income taxes as well as discrete tax expense associated with foreign valuation allowance adjustments. The effective tax rate in the three months ended December 31, 2020 was higher than the U.S. statutory rate primarily due to U.S. state income taxes, as well as the discrete tax expense associated with the Swiss deferred tax asset, offset in part by discrete tax benefits resulting from the permanent shutdown of PharMEDium Healthcare Holdings, Inc.

Note 5.  Goodwill and Other Intangible Assets
In connection with the change in the Company's reporting structure that is discussed in Note 1, the Company reallocated goodwill among the impacted reporting units using a relative fair value approach and assessed impairment before and after goodwill was reallocated. The following is a summary of the changes in the carrying value of goodwill, by reportable segment, for the three months ended December 31, 2021:

(in thousands)	U. S. Healthcare Solutions	International Healthcare Solutions	Total
Goodwill as of September 30, 2021 (as revised)	$6,260,374	$2,770,157	$9,030,531
Purchase accounting adjustments	—	8,515	8,515
Goodwill recognized in connection with acquisition	18,409	—	18,409
Foreign currency translation	(10)	(135,655)	(135,665)
Goodwill as of December 31, 2021	$6,278,773	$2,643,017	$8,921,790
The following is a summary of other intangible assets:

	December 31, 2021				September 30, 2021
(in thousands)	Weighted Average Remaining Useful Life	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Indefinite-lived trade names		$668,128	$—	$668,128	$668,119	$—	$668,119
Finite-lived:
Customer relationships	16 years	4,726,242	(779,373)	3,946,869	4,838,549	(718,750)	4,119,799
Trade names and other	11 years	617,887	(152,211)	465,676	609,050	(140,041)	469,009
Total other intangible assets		$6,012,257	$(931,584)	$5,080,673	$6,115,718	$(858,791)	$5,256,927
Amortization expense for finite-lived intangible assets was $80.3 million and $25.6 million in the three months ended December 31, 2021 and 2020, respectively. Amortization expense for finite-lived intangible assets is estimated to be $312.6 million in fiscal 2022, $308.3 million in fiscal 2023, $307.1 million in fiscal 2024, $306.1 million in fiscal 2025, $302.2 million in fiscal 2026, and $2,956.5 million thereafter.

Note 6.  Debt
Debt consisted of the following:

(in thousands)	December 31, 2021	September 30, 2021
Revolving credit note	$—	$—
Receivables securitization facility due 2024	350,000	350,000
Term loan due in June 2023	249,325	249,640
Overdraft facility due 2024 (£10,000)	7,969	—
Multi-currency revolving credit facility due 2026	—	—
$1,525,000, 0.737% senior notes due 2023	1,519,352	1,518,223
$500,000, 3.400% senior notes due 2024	498,835	498,714
$500,000, 3.250% senior notes due 2025	497,838	497,669
$750,000, 3.450% senior notes due 2027	744,992	744,781
$500,000, 2.800% senior notes due 2030	494,890	494,738
$1,000,000, 2.700% senior notes due 2031	989,646	989,366
$500,000, 4.250% senior notes due 2045	495,000	494,946
$500,000, 4.300% senior notes due 2047	493,088	493,021
Alliance Healthcare debt	237,931	235,998
Nonrecourse debt	102,234	116,828
Total debt	6,681,100	6,683,924
Less AmerisourceBergen Corporation current portion	7,969	—
Less Alliance Healthcare current portion	237,931	235,998
Less nonrecourse current portion	22,663	64,215
Total, net of current portion	$6,412,537	$6,383,711
Multi-Currency Revolving Credit Facility
    The Company has a $2.4 billion multi-currency senior unsecured revolving credit facility ("Multi-Currency Revolving Credit Facility") with a syndicate of lenders, which is scheduled to expire in November 2026. Interest on borrowings under the Multi-Currency Revolving Credit Facility accrues at specified rates based on the Company’s debt rating and ranges from 70 basis points to 112.5 basis points over CDOR/LIBOR/EURIBOR/Bankers Acceptance Stamping Fee, as applicable (101.5 basis points over CDOR/LIBOR/EURIBOR/Bankers Acceptance Stamping Fee as of December 31, 2021) and from 0 basis points to 12.5 basis points over the alternate base rate and Canadian prime rate, as applicable. The Company pays facility fees to maintain the availability under the Multi-Currency Revolving Credit Facility at specified rates based on its debt rating, ranging from 5 basis points to 12.5 basis points, annually, of the total commitment (11 basis points as of December 31, 2021). The Company may choose to repay or reduce its commitments under the Multi-Currency Revolving Credit Facility at any time. The Multi-Currency Revolving Credit Facility contains covenants, including compliance with a financial leverage ratio test, as well as others that impose limitations on, among other things, indebtedness of subsidiaries and asset sales, with which the Company was compliant as of December 31, 2021.
Commercial Paper Program
    The Company has a commercial paper program whereby it may from time to time issue short-term promissory notes in an aggregate amount of up to $2.4 billion at any one time. Amounts available under the program may be borrowed, repaid, and re-borrowed from time to time. The maturities on the notes will vary, but may not exceed 365 days from the date of issuance. The notes will bear interest, if interest bearing, or will be sold at a discount from their face amounts. The commercial paper program does not increase the Company’s borrowing capacity as it is fully backed by the Company’s Multi-Currency Revolving Credit Facility. There were no borrowings outstanding under the commercial paper program as of December 31, 2021.

Receivables Securitization Facility
The Company has a $1,450 million receivables securitization facility ("Receivables Securitization Facility"), which is scheduled to expire in November 2024. The Company has available to it an accordion feature whereby the commitment on the Receivables Securitization Facility may be increased by up to $250 million, subject to lender approval, for seasonal needs during the December and March quarters. Interest rates are based on prevailing market rates for short-term commercial paper or LIBOR, plus a program fee. The Company pays a customary unused fee at prevailing market rates, annually, to maintain the availability under the Receivables Securitization Facility. The Receivables Securitization Facility contains similar covenants to the Multi-Currency Revolving Credit Facility, with which the Company was compliant as of December 31, 2021.
Revolving Credit Note and Overdraft Facility
    The Company has an uncommitted, unsecured line of credit available to it pursuant to a revolving credit note ("Revolving Credit Note"). The Revolving Credit Note provides the Company with the ability to request short-term unsecured revolving credit loans from time to time in a principal amount not to exceed $75 million. The Revolving Credit Note may be decreased or terminated by the bank or the Company at any time without prior notice. The Company also has a £10 million uncommitted U.K. overdraft facility ("Overdraft Facility"), which expires in February 2024, to fund short-term normal trading cycle fluctuations related to its MWI Animal Health business.
Alliance Healthcare Debt
Alliance Healthcare debt is comprised of uncommitted revolving credit facilities in various currencies with various rates. A vast majority of the outstanding borrowings were held in Egypt (which is 50% owned) as of December 31, 2021. These facilities are used to fund its working capital needs.
Nonrecourse Debt
Nonrecourse debt is comprised of short-term and long-term debt belonging to the Brazil subsidiaries and is repaid solely from the Brazil subsidiaries' cash flows and such debt agreements provide that the repayment of the loans (and interest thereon) is secured solely by the capital stock, physical assets, contracts, and cash flows of the Brazil subsidiaries.
Note 7.  Stockholders’ Equity and Earnings per Share
In May 2020, the Company's board of directors authorized a share repurchase program allowing the Company to purchase up to $500 million of its outstanding shares of common stock, subject to market conditions. During the three months ended December 31, 2021, the Company purchased no shares of its common stock. As of December 31, 2021, the Company had $473.4 million of availability remaining under this program.
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
    The following illustrates the components of diluted weighted average shares outstanding for the periods indicated:

	Three months ended December 31,
(in thousands)	2021	2020
Weighted average common shares outstanding - basic	208,555	204,683
Dilutive effect of stock options and restricted stock units	2,613	2,118
Weighted average common shares outstanding - diluted	211,168	206,801
The potentially dilutive stock options and restricted stock units that were antidilutive for the three months ended December 31, 2021 and 2020 were 0.4 million and 0.3 million, respectively.
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
Revenue from the various agreements and arrangements with WBA was $16.2 billion in the three months ended December 31, 2021 and 2020. The Company’s receivable from WBA, net of incentives, was $6.7 billion and $7.0 billion as of December 31, 2021 and September 30, 2021, respectively.
Note 9. Employee Severance, Litigation, and Other
    The following illustrates the charges incurred by the Company relating to Employee Severance, Litigation, and Other for the periods indicated:

	Three months ended December 31,
(in thousands)	2021	2020
Employee severance	$343	$—
Litigation and opioid-related costs	32,635	32,062
Acquisition-related deal and integration costs	21,350	18,924
Business transformation efforts	4,342	12,442
Other restructuring initiatives	6,299	6,953
Total employee severance, litigation, and other	$64,969	$70,381
Litigation and opioid-related costs in the three months ended December 31, 2021 and 2020 related to legal fees in connection with opioid litigation lawsuits and investigations. The three months ended December 31, 2021 also included a $6.8 million accrual related to the proposed opioid litigation settlement (see Note 10).
Acquisition-related deal and integration costs in the three months ended December 31, 2021 primarily related to costs associated with the integration of Alliance Healthcare. Acquisition-related deal and integration costs in the three months ended December 31, 2020 primarily related to costs associated with the June 2021 acquisition of Alliance Healthcare.
Business transformation efforts in the three months ended December 31, 2021 and 2020 primarily related to costs associated with reorganizing the Company to further align the organization to its customers' needs. The majority of these costs related to services provided by third-party consultants, including certain technology initiatives.
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
In April 2018, the Court issued an order creating a litigation track, which includes dispositive motion practice, discovery, and trials in certain bellwether jurisdictions. In December 2018, the Court issued an order selecting two cases for a second bellwether discovery and trial track. In November 2019 and January 2020, the Court filed Suggestions of Remand with the Judicial Panel on Multidistrict Litigation that identified four cases filed against the Company, including the two cases in the second bellwether trial track, for potential transfer from the MDL back to federal courts in California, Oklahoma, and West Virginia for the completion of discovery, motion practice, and trial. All four cases have now been remanded to those federal district courts. Trial in the two consolidated cases in West Virginia commenced in May 2021 and concluded in July 2021; the Court has not yet issued its ruling. On January 26, 2021, the California case was stayed as to the Company and several other defendants. As such, there is no applicable trial date for that case. On September 28, 2021, the Company and the two other national distributors announced that they had reached an agreement to pay approximately $75 million in a settlement with the Cherokee Nation, the plaintiff in the Oklahoma case. The Company's 31.0% share of the $75 million settlement amount is a component of its overall $6.7 billion total liability accrual. Under the settlement, all claims in the Cherokee Nation trial have been dismissed with prejudice as to the Company and the two other distributor defendants.
On July 21, 2021, the Company announced that it and the two other national pharmaceutical distributors have negotiated a comprehensive proposed settlement agreement that, if all conditions are satisfied, would result in the resolution of a substantial majority of opioid lawsuits filed by state and local governmental entities. The proposed settlement agreement and settlement process is subject to conditions and will not become effective unless and until the Company and the two other distributors each make separate independent determinations that (1) following a 30-day sign-on period, a sufficient number of “States” (including the District of Columbia and U.S. territories) have agreed to the proposed settlement agreement (the “Settling States”); and, subsequently, (2) following a 120-day sign-on period (which was subsequently briefly extended by agreement), a sufficient number of political subdivisions in the Settling States, including those that have not sued, have agreed to the proposed settlement agreement (or otherwise had their claims foreclosed). On September 4, 2021, the Company announced that it and the two other distributors had determined that enough States had agreed to settle in order to proceed to the next phase. Subsequent to September 4, 2021, certain additional States have agreed to participate in the settlement, bringing the total number of Settling States to 46 of 49 (as previously disclosed, the Company settled with the State of West Virginia in 2017). If the distributors determine that there is sufficient participation by political subdivisions in the Settling States, a final settlement agreement based upon the terms contained in the proposed settlement agreement would become effective on April 2, 2022. The proposed settlement agreement provides for a settlement of up to approximately $21 billion, of which the Company's portion would be 31.0%. Pursuant to the proposed settlement agreement, the Company would pay up to approximately $6.4 billion over 18 years and comply with other requirements, including establishment of a clearinghouse that will consolidate data from all three national distributors. The exact payment amount will depend on several factors, including the participation rate of states and political subdivisions, the extent to which states take action to foreclose opioid lawsuits by political subdivisions (e.g., laws barring opioid lawsuits by political subdivisions), and the extent to which political subdivisions in Settling States file additional opioid lawsuits against the distributors after a settlement agreement becomes effective. West Virginia subdivisions and Native American tribes are not a part of this settlement process and the Company has been involved in separate negotiations with these groups. The settlement process does not contemplate participation by any non-governmental or non-political entities or individuals.
While the proposed settlement agreement remains subject to contingencies that could impact whether the parties ultimately decide to move forward, the Company believes a comprehensive settlement is probable and its loss related thereto can be reasonably estimated. The Company's accrued litigation liability related to the proposed global settlement as well as other opioid-related litigation was $6.7 billion as of December 31, 2021 and September 30, 2021. The Company currently estimates that $796.9 million will be paid prior to December 31, 2022, which is recorded in Accrued Expenses and Other on the Company’s Consolidated Balance Sheet. In September 2021, the Company paid $288.4 million into escrow, which did not reduce the Company's liability as it was recorded as restricted cash in Prepaid Expense and Other on the Company's Consolidated Balance Sheet as of September 30, 2021. In the fiscal quarter ended December 31, 2021, a net $14.4 million was disbursed from escrow, which reduced the escrow balance to $274.0 million as of December 31, 2021. The remaining escrow balance related to the proposed settlement agreement will be disbursed following the effective date of the settlement or returned to the Company if the settlement does not become effective. The remaining long-term liability of $5.9 billion is recorded in Accrued Litigation Liability on the Company's Consolidated Balance Sheet. While the Company has accrued its estimated liability for this matter, it is unable to estimate the range of possible loss associated with these opioid litigation matters. Because loss contingencies are inherently unpredictable and unfavorable developments or resolutions can occur, the assessment is highly subjective and requires judgments about future events. The Company will regularly review these opioid litigation matters to determine whether its accrual is adequate. The amount of ultimate loss may differ materially from the $6.7 billion accrued to date. Until such time as all of the conditions to finalize the proposed settlement agreement are satisfied or the parties otherwise resolve the lawsuits, the Company will continue to litigate and prepare for trial in the cases pending in the MDL, those remanded from the MDL to federal district courts, as well as in state courts where lawsuits have been filed, and intends to continue to vigorously defend itself in all such cases. Since these matters are still developing, the Company is unable to predict the outcome, but the result of these lawsuits could include excessive monetary verdicts and/or injunctive relief that may affect the Company's operations. Further, any final settlement among parties may differ materially from the proposed settlement agreement.
Notwithstanding the Company's total liability accrual of $6.7 billion, several cases filed in various state courts have trial dates scheduled in 2022 and later, although all such dates are subject to change. A trial in New York state for cases brought by Nassau and Suffolk Counties and the New York Attorney General against a variety of defendants, including the Company, commenced on June 28, 2021. On July 20, 2021, the Company and the two other distributors announced that they had reached an agreement to pay up to $1.179 billion in a settlement with the State of New York and participating subdivisions, including Nassau and Suffolk Counties, to resolve opioid-related claims, consistent with New York’s allocations under the proposed settlement agreement, as well as certain attorneys’ fees and costs. The Company's 31.0% share of the $1.179 billion settlement amount is a component of its overall $6.7 billion total accrued liability and a portion was paid into escrow on September 30, 2021. These escrowed funds were disbursed following the entry of a Consent Judgment. Under the settlement, claims in the New York state trial have been dismissed with prejudice as to the Company and the two other distributor defendants.
A trial in Ohio state court for a case brought by the Ohio Attorney General against the Company and other wholesale distributors was scheduled to commence on September 20, 2021. On September 16, 2021, the Company and the two other distributors announced that they had reached an agreement to pay up to $808 million in a settlement with the State of Ohio and participating subdivisions, to resolve opioid-related claims, consistent with Ohio’s allocations under the proposed MDL settlement agreement, as well as certain attorneys’ fees and costs. The Company's 31.0% share of the $808 million settlement amount is a component of its overall $6.7 billion total accrued liability and a portion was paid into escrow on September 30, 2021. These escrowed funds will be disbursed upon satisfaction of certain conditions. Under the settlement, claims in the Ohio state trial have been dismissed with prejudice as to the Company and the two other distributor defendants.
A trial in Rhode Island state court for a case brought by the Rhode Island Attorney General against the Company and other wholesale distributors, among other defendants, was scheduled to commence on March 14, 2022. On January 25, 2022, the Company and the two other distributors reached an agreement to pay up to $127 million in a settlement with the State of Rhode Island and participating subdivisions, to resolve opioid-related claims, consistent with Rhode Island’s allocations under the proposed MDL settlement agreement, as well as certain attorneys’ fees and costs. The Company's 31.0% share of the settlement amount is a component of its overall $6.7 billion total accrued liability. Under the settlement, claims in the Rhode Island state trial have been dismissed with prejudice as to the Company and the two other distributor defendants.
On January 26, 2022, the Company and the two other national distributors reached an agreement to pay approximately $440 million to settle the claims of the remaining federally recognized Native American tribes. The Company’s 31.0% share of the $440 million settlement amount is a component of its overall $6.7 billion total liability accrual. The exact payment amount will depend on the extent of participation by tribes, including those that have not sued. All participating tribes’ claims will be dismissed, and each participating tribe will release the distributors and their related entities from all applicable claims.
A trial in Florida state court for a case brought by the Florida Attorney General against the Company and other wholesale distributors was scheduled to commence on April 4, 2022. On January 31, 2022, the Company and the two other distributors reached an agreement to pay up to $1.386 billion in a settlement with the State of Florida and participating subdivisions to resolve opioid-related claims, consistent with Florida’s allocations under the proposed MDL settlement agreement. The Company's 31.0% share of the $1.386 billion settlement amount is a component of its overall $6.7 billion total accrued liability and will be disbursed upon satisfaction of certain conditions including entry of a Consent Judgment. Under the settlement, claims in the Florida state trial will be dismissed with prejudice as to the Company and the two other distributor defendants.
A trial in Washington state court for a case brought by the Washington Attorney General against ABDC and certain other pharmaceutical wholesale distributors began on November 15, 2021. A trial in Texas state court for a case brought by Dallas County against ABDC and certain other defendants is scheduled to begin on July 11, 2022.
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
On July 17, 2020, CCAR Investments, Inc. filed a complaint for a purported derivative action in the United States District Court for the District of Delaware against the Company and certain of its current and former officers and directors (“CCAR Defendants”). The complaint alleges claims for breach of fiduciary duty, corporate waste and unjust enrichment allegedly arising from the Board's oversight of the Company’s controlled substance diversion control programs and violation of Section 14(a) of the Securities Exchange Act of 1934, as amended (the "Exchange Act"). On August 14, 2020, the CCAR Defendants answered the complaint and filed a motion for judgment on the pleadings. On October 29, 2020 the parties filed a stipulation permitting CCAR Investments, Inc. to file an amended complaint on or before November 20, 2020. On December 4, 2020, the parties filed a stipulation staying the deadline for CCAR Investments, Inc. to file an amended complaint pending the Company’s production of certain documents to CCAR Investments, Inc. The Company’s production was completed on January 29, 2021 and the case remains stayed while the plaintiff completes its review.
On December 30, 2021, Lebanon County Employees' Retirement Fund and Teamsters Local 443 Health Services & Insurance Plan filed a complaint for a purported derivative action in the Delaware Court of Chancery against the Company and certain of its current officers and directors. The complaint alleges claims for breach of fiduciary duty allegedly arising from the Board’s and certain officers’ oversight of the Company’s controlled substance diversion control programs. The defendants are due to respond to the complaint on or before March 29, 2022.
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
Note 11.  Fair Value of Financial Instruments
The recorded amounts of the Company's cash and cash equivalents, accounts receivable, and accounts payable as of December 31, 2021 and September 30, 2021 approximate fair value based upon the relatively short-term nature of these financial instruments. Within Cash and Cash Equivalents, the Company had $1,843.0 million of investments in money market accounts as of December 31, 2021 and had $671.0 million of investments in money market accounts as of September 30, 2021. The fair value of the money market accounts was determined based upon unadjusted quoted prices in active markets for identical assets, otherwise known as Level 1 inputs.
The recorded amount of long-term debt (see Note 6) and the corresponding fair value as of December 31, 2021 were $6,412.5 million and $6,691.6 million, respectively. The recorded amount of long-term debt and the corresponding fair value as of September 30, 2021 were $6,383.8 million and $6,761.6 million, respectively. The fair value of long-term debt was determined based upon inputs other than quoted prices, otherwise known as Level 2 inputs.

Note 12.  Business Segment Information
    The Company is organized geographically based upon the products and services it provides to its customers. The Company has re-aligned its reporting structure under two reportable segments: U.S. Healthcare Solutions and International Healthcare Solutions. U.S. Healthcare Solutions consists of the legacy Pharmaceutical Distribution Services reportable segment (excluding Profarma), MWI Animal Health, Xcenda, Lash Group, and ICS 3PL. International Healthcare Solutions consists of Alliance Healthcare, World Courier, Innomar, Profarma, and Profarma Specialty. Profarma had previously been included in the Pharmaceutical Distribution Services reportable segment. The Company's previously reported results have been revised to conform to its re-aligned reporting structure.
The following illustrates reportable and operating segment disaggregated revenue as required by Accounting Standards Codification 606 for the periods indicated:

	Three months ended December 31,
(in thousands)	2021	2020
U.S. Healthcare Solutions:
Human Health	$51,782,129	$50,452,023
Animal Health	1,197,518	1,120,558
Total U.S. Healthcare Solutions	52,979,647	51,572,581
International Healthcare Solutions:
Alliance Healthcare	5,556,671	—
Other Healthcare Solutions	1,093,111	944,311
Total International Healthcare Solutions	6,649,782	944,311
Intersegment eliminations	(619)	(336)
Revenue	$59,628,810	$52,516,556
The following illustrates reportable segment operating income for the periods indicated:

	Three months ended December 31,
(in thousands)	2021	2020
U.S. Healthcare Solutions	$569,087	$565,927
International Healthcare Solutions	180,060	50,989
Total segment operating income	$749,147	$616,916
The following reconciles total segment operating income to income before income taxes for the periods indicated:

	Three months ended December 31,
(in thousands)	2021	2020
Total segment operating income	$749,147	$616,916
LIFO credit	44,679	25,727
Acquisition-related intangibles amortization	(79,506)	(25,034)
Employee severance, litigation, and other	(64,969)	(70,381)
Impairment of assets	(4,946)	—
Operating income	644,405	547,228
Other income, net	(5,172)	(14,268)
Interest expense, net	53,372	33,614
Income before income taxes	$596,205	$527,882
 Segment operating income is evaluated by the chief operating decision maker of the Company before LIFO credit; acquisition-related intangibles amortization; employee severance, litigation, and other, and impairment of assets. All corporate office expenses are allocated to the operating segment level.

The Company recorded foreign currency income of $5.3 million and $14.0 million in the three months ended December 31, 2021 and 2020, respectively, on the remeasurement of deferred tax assets relating to Swiss tax reform in Other Income, net in the Consolidated Statements of Operations.

ITEM 2.   Management’s Discussion and Analysis of Financial Condition and Results of Operations
Overview
The following discussion should be read in conjunction with the Consolidated Financial Statements and notes thereto contained herein and in conjunction with the financial statements and related notes included in our Annual Report on Form 10-K for the fiscal year ended September 30, 2021.
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
We are organized geographically based upon the products and services we provide to our customers. We have re-aligned our reporting structure under two reportable segments: U.S. Healthcare Solutions and International Healthcare Solutions. U.S. Healthcare Solutions consists of the legacy Pharmaceutical Distribution Services reportable segment (excluding Profarma Distribuidora de Produtos Farmacêuticos S.A. ("Profarma")), MWI Animal Health ("MWI"), Xcenda, Lash Group, and ICS 3PL. International Healthcare Solutions consists of Alliance Healthcare, World Courier, Innomar, Profarma, and Profarma Specialty. Profarma had previously been included in the Pharmaceutical Distribution Services reportable segment. Our previously reported segment results have been revised to conform to our re-aligned reporting structure.
U.S. Healthcare Solutions Segment
The U.S. Healthcare Solutions reportable segment distributes a comprehensive offering of brand-name, specialty brand-name and generic pharmaceuticals, over-the-counter healthcare products, home healthcare supplies and equipment, and related services to a wide variety of healthcare providers, including acute care hospitals and health systems, independent and chain retail pharmacies, mail order pharmacies, medical clinics, long-term care and alternate site pharmacies, and other customers. The U.S. Healthcare Solutions reportable segment also provides pharmaceutical distribution (including plasma and other blood products, injectable pharmaceuticals, vaccines, and other specialty pharmaceutical products) and additional services to physicians who specialize in a variety of disease states, especially oncology, and to other healthcare providers, including hospitals and dialysis clinics. Additionally, the U.S. Healthcare Solutions reportable segment provides data analytics, outcomes research, and additional services for biotechnology and pharmaceutical manufacturers. The U.S. Healthcare Solutions reportable segment also provides pharmacy management, staffing and additional consulting services, and supply management software to a variety of retail and institutional healthcare providers. It also provides a full suite of integrated manufacturer services that ranges from clinical trial support to product post-approval and commercialization support. Additionally, it delivers packaging solutions to institutional and retail healthcare providers. Through its MWI Animal Health business, a leading animal health distribution company, the U.S Healthcare Solutions reportable segment sells pharmaceuticals, vaccines, parasiticides, diagnostics, micro feed ingredients, and various other products to customers in both the companion animal and production animal markets. MWI also offers demand-creating sales force services to manufacturers.
International Healthcare Solutions Segment
The International Healthcare Solutions reportable segment consists of businesses that focus on international pharmaceutical wholesale and related service operations and global commercialization services. Alliance Healthcare supplies pharmaceuticals, other healthcare products, and related services to healthcare providers, including pharmacies, doctors, health centers and hospitals in 10 countries, primarily in Europe. World Courier, which operates in over 50 countries, is a leading global specialty transportation and logistics provider for the biopharmaceutical industry. The segment's Canadian business drives innovative partnerships with manufacturers, providers, and pharmacies to improve product access and efficiency throughout the healthcare supply chain.

Executive Summary
    This executive summary provides highlights from the results of operations that follow:
•Revenue increased by $7.1 billion, or 13.5%, from the prior year quarter primarily due to the June 2021 acquisition of Alliance Healthcare and growth across our businesses. The U.S. Healthcare Solutions segment grew its revenue by $1.4 billion, or 2.7%, from the prior quarter primarily due to overall market growth principally driven by unit volume growth, increased sales to specialty physician practices and increased sales of Animal Health products, offset in part by a decline in sales of COVID-19 treatments. Revenue in International Healthcare Solutions increased by $5.7 billion from the prior year quarter primarily due to the June 2021 acquisition of Alliance Healthcare;
•Total gross profit increased by $608.1 million, or 41.9%, from the prior year quarter. Gross profit was favorably impacted by increases of gross profit in International Healthcare Solutions of $551.0 million, or 296.0%, and U.S. Healthcare Solutions of $38.2 million, or 3.1%, and a higher last-in, first-out ("LIFO") credit in the current year quarter in comparison to the prior year quarter. U.S. Healthcare Solutions' gross profit increased from the prior year quarter primarily due to revenue growth. Gross profit in International Healthcare Solutions increased from the prior year quarter primarily due to the June 2021 acquisition of Alliance Healthcare;
•Total operating expenses increased by $511.0 million, or 56.5%, primarily as a result of increases in distribution, selling, and administrative expenses and depreciation and amortization expense compared to the prior year quarter primarily due to the June 2021 acquisition of Alliance Healthcare;
•Operating income increased by $97.2 million, or 17.8%, from the prior year quarter primarily due to the June 2021 acquisition of Alliance Healthcare; and
•Our effective tax rates were 24.6% and 28.3% for the three months ended December 31, 2021 and 2020, respectively. The effective tax rate for the three months ended December 31, 2021 was higher than the U.S. statutory rate primarily due to U.S. state income taxes as well as discrete tax expense associated with foreign valuation allowance adjustments.

Results of Operations
Revenue

	Three months ended December 31,
(dollars in thousands)	2021	2020	Change
U.S. Healthcare Solutions:
Human Health	$51,782,129	$50,452,023	2.6%
Animal Health	1,197,518	1,120,558	6.9%
Total U.S. Healthcare Solutions	52,979,647	51,572,581	2.7%
International Healthcare Solutions:
Alliance Healthcare	5,556,671	—
Other Healthcare Solutions	1,093,111	944,311	15.8%
Total International Healthcare Solutions	6,649,782	944,311	604.2%
Intersegment eliminations	(619)	(336)
Revenue	$59,628,810	$52,516,556	13.5%
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
Revenue increased by 13.5% from the prior year quarter primarily due to the June 2021 acquisition of Alliance Healthcare and growth across our businesses.
The U.S. Healthcare Solutions segment grew its revenue by $1.4 billion, or 2.7%, from the prior year quarter primarily due to overall market growth principally driven by unit volume growth, increased sales to specialty physician practices, and increased sales of Animal Health products, offset in part by a decline in sales of COVID-19 treatments.
More specifically, the increase in the U.S. Healthcare Solutions segment revenue was largely attributable to the following (in billions):

Increased sales to specialty physician practices	$0.6
Increased sales in Animal Health	$0.1
Decreased sales of COVID-19 treatments	$(1.0)
Increased sales to other customers	$1.7
The International Healthcare Solutions segment grew its revenue by $5.7 billion, or 604.2%, from the prior year quarter primarily due to the June 2021 acquisition of Alliance Healthcare.
A number of our contracts with customers, including group purchasing organizations, are typically subject to expiration each year. We may lose a significant customer if an existing contract with such customer expires without being extended, renewed, or replaced. During the three months ended December 31, 2021, no significant contracts expired. We recently extended our agreement with Express Scripts through September 2026. Over the next twelve months, there are no significant contracts scheduled to expire. Additionally, from time to time, significant contracts may be terminated in accordance with their terms or extended, renewed, or replaced prior to their expiration dates. If those contracts are extended, renewed, or replaced at less favorable terms, they may also negatively impact our revenue, results of operations, and cash flows.

Gross Profit

	Three months ended December 31,
(dollars in thousands)	2021	2020	Change
U.S. Healthcare Solutions	$1,278,553	$1,240,349	3.1%
International Healthcare Solutions	737,127	186,154	296.0%
LIFO credit	44,679	25,727
Gross profit	$2,060,359	$1,452,230	41.9%
    Gross profit increased by $608.1 million, or 41.9%, from the prior year quarter. Gross profit in the current year period was favorably impacted by increases in gross profit in International Healthcare Solutions and U.S. Healthcare Solutions and a higher LIFO credit in the current year quarter in comparison to the prior year quarter.
U.S. Healthcare Solutions gross profit increased by $38.2 million, or 3.1%, from the prior year quarter primarily due to revenue growth. As a percentage of revenue, U.S. Healthcare Solutions' gross profit margin was 2.41% and was flat compared to the prior year quarter.
Gross profit in International Healthcare Solutions increased by $551.0 million, or 296.0%, from the prior year quarter primarily due to the June 2021 acquisition of Alliance Healthcare.
Our cost of goods sold for interim periods includes a LIFO provision that is recorded ratably on a quarterly basis and is based on our estimated annual LIFO provision. The annual LIFO provision, which we estimate on a quarterly basis, is affected by manufacturer pricing practices, which may be impacted by market and other external influences, expected changes in inventory quantities, and product mix, many of which are difficult to predict. Changes to any of the above factors may have a material impact on our annual LIFO provision. The $19.0 million increase in the LIFO credit from the prior quarter is primarily due to higher generic pharmaceutical deflation, offset in part by inventory product mix.
Operating Expenses

	Three months ended December 31,
(dollars in thousands)	2021	2020	Change
Distribution, selling, and administrative	$1,170,110	$735,068	59.2%
Depreciation and amortization	175,929	99,553	76.7%
Employee severance, litigation, and other	64,969	70,381
Impairment of assets	4,946	—
Total operating expenses	$1,415,954	$905,002	56.5%
Distribution, selling, and administrative expenses increased by $435.0 million, or 59.2%, compared to the prior year quarter primarily due to the June 2021 acquisition of Alliance Healthcare. As a percentage of revenue, distribution, selling, and administrative expenses were 1.96% in the current year quarter, a 56-basis point increase compared to the prior year quarter, which was primarily due to the June 2021 acquisition of Alliance Healthcare.
Depreciation expense increased 29.3% from the prior year quarter, primarily due to depreciation of property and equipment originating from the June 2021 acquisition of Alliance Healthcare. Amortization expense increased 213.7% compared to the prior year quarter primarily due to amortization of intangible assets originating from the June 2021 acquisition of Alliance Healthcare.
Employee severance, litigation, and other in the three months ended December 31, 2021 included $25.8 million of litigation costs related to legal fees in connection with opioid lawsuits and investigations, a $6.8 million accrual related to opioid litigation settlements, $21.4 million of acquisition-related deal and integration costs primarily related to the integration of Alliance Healthcare, $6.3 million of other restructuring initiatives, $4.3 million related to business transformation efforts, and $0.3 million of severance costs. Employee severance, litigation, and other in the three months ended December 31, 2020 included $32.1 million of litigation costs related to legal fees in connection with opioid lawsuits and investigations, $18.9 million of acquisition-related deal and integration costs primarily related to costs associated with the June 2021 acquisition of Alliance Healthcare, $12.4 million related to business transformation efforts, and $7.0 million of other restructuring initiatives.
We recorded a $4.9 million loss on the remeasurement of a disposal group held for sale to fair value less cost to sell in Impairment of Assets in the three months ended December 31, 2021 (see Note 2 of the Notes to Consolidated Financial Statements).

Operating Income

	Three months ended December 31,
(dollars in thousands)	2021	2020	Change
U.S. Healthcare Solutions	$569,087	$565,927	0.6%
International Healthcare Solutions	180,060	50,989	253.1%
Total segment operating income	749,147	616,916	21.4%

LIFO credit	44,679	25,727
Acquisition-related intangibles amortization	(79,506)	(25,034)
Employee severance, litigation, and other	(64,969)	(70,381)
Impairment of assets	(4,946)	—
Operating income	$644,405	$547,228	17.8%
Segment operating income is evaluated before LIFO credit; acquisition-related intangibles amortization; employee severance, litigation, and other; and impairment of assets.
U.S. Healthcare Solutions' operating income increased by $3.2 million, or 0.6%, from the prior year quarter primarily due to the increase in gross profit, as noted above, and was largely offset by an increase in operating expenses. As a percentage of revenue, U.S. Healthcare Solutions' operating income margin was 1.07% in the quarter ended December 31, 2021 and represented a decrease of 3 basis points compared to the prior year quarter.
Operating income in International Healthcare Solutions increased by $129.1 million, or 253.1%, from the prior quarter primarily due to the June 2021 acquisition of Alliance Healthcare.
Other Income, Net
We recorded foreign currency income of $5.3 million and $14.0 million in the three months ended December 31, 2021 and 2020, respectively, on the remeasurement of deferred tax assets relating to Swiss tax reform.
Interest Expense, Net
Interest expense, net and the respective weighted average interest rates in the three months ended December 31, 2021 and 2020 are as follows:

	2021		2020
(dollars in thousands)	Amount	Weighted Average Interest Rate	Amount	Weighted Average Interest Rate
Interest expense	$56,632	2.58%	34,578	3.32%
Interest income	(3,260)	0.88%	(964)	0.10%
Interest expense, net	$53,372		33,614
Interest expense, net increased by $19.8 million, or 58.8%, from prior year quarter due to the issuance of our $1,525 million of 0.737% senior notes and $1,000 million of 2.700% senior notes in March 2021 and the $500 million variable-rate term loan that was issued in June 2021, all of which were used to finance a portion of the June 2021 acquisition of Alliance Healthcare, and the incremental interest expense associated with Alliance Healthcare's debt in certain countries, offset in part by the increase in interest income. The increase in interest income was primarily due to higher investment interest rates, offset in part by a lower average invested cash balance in the current year period compared to the prior year period.
Income Tax Expense
Our effective tax rates were 24.6% and 28.3% for the three months ended December 31, 2021 and 2020, respectively. The effective tax rate for the three months ended December 31, 2021 was higher than the U.S. statutory rate primarily due to U.S. state income taxes as well as discrete tax expense associated with foreign valuation allowance adjustments. The effective tax rate for the three months ended December 31, 2020 was higher than the U.S. statutory rate primarily due to the U.S. state income taxes, as well as a discrete tax expense associated with our Swiss deferred tax asset, offset in part by discrete tax benefits resulting from the permanent shutdown of PharMEDium Healthcare Holdings, Inc.

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
Cash Flows
As of December 31, 2021 and September 30, 2021, our cash and cash equivalents held by foreign subsidiaries were $677.7 million and $725.4 million, respectively. We have the ability to repatriate the majority of our cash and cash equivalents held by our foreign subsidiaries without incurring significant additional taxes upon repatriation.
We have increased seasonal needs related to our inventory build during the December and March quarters that, depending on our cash balance, may require the use of our credit facilities to fund short-term capital needs. Our cash balances in the three months ended December 31, 2021 were supplemented by intra-period credit facility borrowings to cover short-term working capital needs. The largest amount of intra-period borrowings under our revolving and securitization credit facilities that was outstanding at any one time during the three months ended December 31, 2021 was $266.4 million. We had $710.8 million of cumulative intra-period borrowings that were repaid under our credit facilities during the three months ended December 31, 2021. Our cash balance in the three months ended December 31, 2020 was not supplemented by intra-period credit facility borrowings to cover short-term working capital needs.
During the three months ended December 31, 2021, our operating activities provided cash of $863.4 million in comparison to $903.1 million in the prior year period. Cash provided by operations during the three months ended December 31, 2021 was principally the result of the following:
•An increase in accounts payable of $824.1 million primarily due to the increase in our inventory balances and the timing of scheduled payments to our suppliers;
•A decrease in accounts receivable of $716.4 million primarily due to the timing of scheduled payments from our customers, offset in part by an increase in sales;
•Net income of $449.4 million;
•Positive non-cash items of $221.7 million, which is primarily comprised of depreciation expense of $96.9 million and amortization expense of $83.5 million, and was offset in part by:
◦An increase in inventories of $990.0 million to support the increase in business volume and due to seasonal needs; and
◦A decrease in accrued expenses of $314.7 million primarily due to the payment of accrual liabilities that were on our Consolidated Balance Sheet as of September 30, 2021.
During the three months ended December 31, 2020, our operating activities provided cash of $903.1 million. Cash provided by operations during the three months ended December 31, 2020 was principally the result of the following:
•An increase in accounts payable of $1,721.5 million primarily driven by the increase in our inventories and the timing of scheduled payments to suppliers;
•Net income of $378.7 million;
•Positive non-cash items of $234.7 million, which is primarily comprised of depreciation of $77.1 million and a deferred income tax provision of $72.9 million; and was offset in part by:
◦An increase in accounts receivable of $906.5 million as a result of increased sales and the timing of payments from our customers; and
◦An increase in inventories of $545.5 million to support the increase in business volume and due to seasonal needs.

We use days sales outstanding, days inventory on hand, and days payable outstanding to evaluate our working capital performance. The below financial metrics are calculated based upon a quarterly average and can be impacted by the timing of cash receipts and disbursements, which can vary significantly depending upon the day of the week on which the month ends.

	Three months ended December 31,
	2021	2020
Days sales outstanding	28.1	25.3
Days inventory on hand	28.2	27.6
Days payable outstanding	59.2	56.8
Our cash flows from operating activities can vary significantly from period to period based upon fluctuations in our period-end working capital account balances. Additionally, any changes to payment terms with a significant customer or manufacturer supplier could have a material impact to our cash flows from operations. The acquisition of Alliance Healthcare increased our days sales outstanding and days payable outstanding as it has longer payments terms with its customers and suppliers. Operating cash flows during the three months ended December 31, 2021 included $51.9 million of interest payments and $43.7 million of income tax payments, net of refunds. Operating cash flows during the three months ended December 31, 2020 included $44.7 million of interest payments and $98.2 million of income tax refunds, net of payments.
Capital expenditures in the three months ended December 31, 2021 and 2020 were $79.7 million and $65.4 million, respectively. Significant capital expenditures in the three months ended December 31, 2021 included investments in various technology initiatives, including technology investments at Alliance Healthcare. Significant capital expenditures in the three months ended December 31, 2020 included costs associated with facility expansions, various technology initiatives, including costs related to enhancing and upgrading our primary information technology operating systems.
We currently expect to invest approximately $500 million for capital expenditures during fiscal 2022. Larger 2022 capital expenditures will include investments relating to various technology initiatives, including technology investments at Alliance Healthcare.
Net cash used in financing activities in the three months ended December 31, 2021 principally resulted from $100.5 million in cash dividends paid on our common stock. Net cash used in financing activities in the three months ended December 31, 2020 principally resulted from the $400 million repayment of a term loan that was due upon maturity, $91.1 million in cash dividends paid on our common stock, and $56.2 million in purchases of our common stock, offset in part by $58.2 million of exercises of stock options.

Debt and Credit Facility Availability
The following table illustrates our debt structure as of December 31, 2021, including availability under the multi-currency revolving credit facility, the receivables securitization facility, the revolving credit note, the Alliance Healthcare debt, and the overdraft facility:

(in thousands)	Outstanding Balance	Additional Availability
Fixed-Rate Debt:
$1,525,000, 0.737% senior notes due 2023	$1,519,352	$—
$500,000, 3.400% senior notes due 2024	498,835	—
$500,000, 3.250% senior notes due 2025	497,838	—
$750,000, 3.450% senior notes due 2027	744,992	—
$500,000, 2.800% senior notes due 2030	494,890	—
$1,000,000, 2.700% senior notes due 2031	989,646	—
$500,000, 4.250% senior notes due 2045	495,000	—
$500,000, 4.300% senior notes due 2047	493,088	—
Nonrecourse debt	34,687	—
Total fixed-rate debt	5,768,328	—

Variable-Rate Debt:
Revolving credit note	—	75,000
Receivables securitization facility due 2024	350,000	1,100,000
Term loan due in June 2023	249,325	—
Overdraft facility due 2024 (£10,000)	7,969	5,559
Multi-currency revolving credit facility due 2026	—	2,400,000
Alliance Healthcare debt	237,931	270,381
Nonrecourse debt	67,547	—
Total variable-rate debt	912,772	3,850,940
Total debt	$6,681,100	$3,850,940
We have a $2.4 billion multi-currency senior unsecured revolving credit facility ("Multi-Currency Revolving Credit Facility"), which is scheduled to expire in November 2026, with a syndicate of lenders. Interest on borrowings under the Multi-Currency Revolving Credit Facility accrues at specified rates based on our debt rating and ranges from 70 basis points to 112.5 basis points over CDOR/LIBOR/EURIBOR/Bankers Acceptance Stamping Fee, as applicable (101.5 basis points over CDOR/LIBOR/EURIBOR/Bankers Acceptance Stamping Fee as of December 31, 2021) and from 0 basis points to 12.5 basis points over the alternate base rate and Canadian prime rate, as applicable. We pay facility fees to maintain the availability under the Multi-Currency Revolving Credit Facility at specified rates based on our debt rating, ranging from 5 basis points to 12.5 basis points, annually, of the total commitment (11 basis points as of December 31, 2021). We may choose to repay or reduce our commitments under the Multi-Currency Revolving Credit Facility at any time. The Multi-Currency Revolving Credit Facility contains covenants, including compliance with a financial leverage ratio test, as well as others that impose limitations on, among other things, indebtedness of subsidiaries and asset sales, with which we were compliant as of December 31, 2021.
We have a commercial paper program whereby we may from time to time issue short-term promissory notes in an aggregate amount of up to $2.4 billion at any one time. Amounts available under the program may be borrowed, repaid, and re-borrowed from time to time. The maturities on the notes will vary, but may not exceed 365 days from the date of issuance. The notes will bear interest, if interest bearing, or will be sold at a discount from their face amounts. The commercial paper program does not increase our borrowing capacity as it is fully backed by our Multi-Currency Revolving Credit Facility. There were no borrowings outstanding under our commercial paper program as of December 31, 2021.
We have a $1,450 million receivables securitization facility ("Receivables Securitization Facility"), which is scheduled to expire in November 2024. We have available to us an accordion feature whereby the commitment on the Receivables Securitization Facility may be increased by up to $250 million, subject to lender approval, for seasonal needs during the December and March quarters. Interest rates are based on prevailing market rates for short-term commercial paper or LIBOR plus a program fee. We pay a customary unused fee at prevailing market rates, annually, to maintain the availability under the Receivables Securitization Facility. The Receivables Securitization Facility contains similar covenants to the Multi-Currency Revolving Credit Facility, with which we were compliant as of December 31, 2021.

We have an uncommitted, unsecured line of credit available to us pursuant to a revolving credit note ("Revolving Credit Note"). The Revolving Credit Note provides us with the ability to request short-term unsecured revolving credit loans from time to time in a principal amount not to exceed $75 million. The Revolving Credit Note may be decreased or terminated by the bank or us at any time without prior notice. We also have a £10 million uncommitted U.K. overdraft facility ("Overdraft Facility"), which expires in February 2024, to fund short-term normal trading cycle fluctuations related to our MWI Animal Health business.
Alliance Healthcare debt is comprised of uncommitted revolving credit facilities in various currencies with various rates. A vast majority of the outstanding borrowings were held in Egypt (which is 50% owned) as of December 31, 2021. These facilities are used to fund its working capital needs.
Nonrecourse debt is comprised of short-term and long-term debt belonging to the Brazil subsidiaries and is repaid solely from the Brazil subsidiaries' cash flows and such debt agreements provide that the repayment of the loans (and interest thereon) is secured solely by the capital stock, physical assets, contracts, and cash flows of the Brazil subsidiaries.
Share Purchase Programs and Dividends
In May 2020, our board of directors authorized a share repurchase program allowing us to purchase up to $500 million of our outstanding shares of common stock, subject to market conditions. During the three months ended December 31, 2021, we purchased no shares of our common stock. As of December 31, 2021, we had $473.4 million of availability remaining under this program.
In November 2021, our board of directors increased the quarterly dividend paid on common stock by 5% from $0.44 per share to $0.46 per share. We anticipate that we will continue to pay quarterly cash dividends in the future. However, the payment and amount of future dividends remains within the discretion of our board of directors and will depend upon future earnings, financial condition, capital requirements, and other factors.
Commitments and Obligations
As discussed in Note 10 of the Notes to Consolidated Financial Statements, we have a $6.7 billion liability on our Consolidated Balance Sheet as of December 31, 2021 for litigation relating to our proposed global opioid settlement as well as other opioid-related litigation. On July 21, 2021, it was announced that we and the two other national pharmaceutical distributors have negotiated a comprehensive proposed settlement agreement that, if all conditions are satisfied, would result in the resolution of a substantial majority of opioid lawsuits filed by state and local governmental entities. The proposed settlement agreement includes a cash component, pursuant to which we would pay up to approximately $6.4 billion over 18 years, including a $288.4 million payment into escrow that was made in September 2021. The payment into escrow did not reduce our liability as it was recorded as restricted cash in Prepaid Expense and Other on our Consolidated Balance Sheet as of September 30, 2021. In the fiscal quarter ended December 31, 2021, a net $14.4 million was disbursed from escrow, which reduced the escrow balance to $274.0 million as of December 31, 2021. The remaining escrow balance related to the proposed settlement agreement will be disbursed following the effective date of the settlement or returned to us if the settlement does not become effective. The payment of the aforementioned litigation liability has not and is not expected to have an impact on our ability to pay dividends.
The following is a summary of our contractual obligations for future principal and interest payments on our debt, minimum rental payments on our noncancellable operating leases, and minimum payments on our other commitments as of December 31, 2021:

Payments Due by Period (in thousands)	Debt, Including Interest Payments	Operating Leases	Other Commitments	Total
Within 1 year	$439,923	$206,936	$126,117	$772,976
1-3 years	2,973,624	344,729	163,792	3,482,145
4-5 years	757,991	267,909	106,914	1,132,814
After 5 years	4,297,061	488,215	—	4,785,276
Total	$8,468,599	$1,307,789	$396,823	$10,173,211
The 2017 Tax Act requires a one-time transition tax to be recognized on historical foreign earnings and profits. We expect to pay $175.6 million, net of overpayments and tax credits, related to the transition tax as of December 31, 2021, which is payable in installments over a six-year period, which commenced in January 2021. The transition tax commitment is included in "Other Commitments" in the above table.
Our liability for uncertain tax positions was $530.6 million (including interest and penalties) as of December 31, 2021. This liability represents an estimate of tax positions that we have taken in our tax returns which may ultimately not be sustained upon examination by taxing authorities. Since the amount and timing of any future cash settlements cannot be predicted with reasonable certainty, the estimated liability has been excluded from the above contractual obligations table. Our liability for uncertain tax positions as of December 31, 2021 primarily includes an uncertain tax benefit related to the $6.7 billion legal accrual for litigation related to the distribution of prescription opioid pain medications, as disclosed in Note 10 of the Notes to Consolidated Financial Statements.
Market Risk
We have market risk exposure to interest rate fluctuations relating to our debt. We manage interest rate risk by using a combination of fixed-rate and variable-rate debt. The amount of variable-rate debt fluctuates during the year based on our working capital requirements. We had $912.8 million of variable-rate debt outstanding as of December 31, 2021. We periodically evaluate financial instruments to manage our exposure to fixed and variable interest rates. However, there are no assurances that such instruments will be available in the combinations we want and/or on terms acceptable to us. There were no such financial instruments in effect as of December 31, 2021.
We also have market risk exposure to interest rate fluctuations relating to our cash and cash equivalents. We had $3,168.9 million in cash and cash equivalents as of December 31, 2021. The unfavorable impact of a hypothetical decrease in interest rates on cash and cash equivalents would be partially offset by the favorable impact of such a decrease on variable-rate debt. For every $100 million of cash invested that is in excess of variable-rate debt, a 10-basis point decrease in interest rates would increase our annual net interest expense by $0.1 million.
We have exposure to foreign currency and exchange rate risk from our non-U.S. operations. Our largest exposure to foreign exchange rates exists primarily with the U.K. Pound Sterling, the Euro, the Turkish Lira, the Egyptian Pound, the Brazilian Real, and the Canadian Dollar. With the June 2021 acquisition of Alliance Healthcare, our foreign currency and exchange rate risk increased; therefore, we now use forward contracts to hedge against the foreign currency exchange rate impact on certain intercompany receivable and payable balances. We may use derivative instruments to hedge our foreign currency exposure, but not for speculative or trading purposes. Revenue from our foreign operations during the three-month period ended December 31, 2021 was approximately 11% of our consolidated revenue.
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

Cautionary Note Regarding Forward-Looking Statements
This Quarterly Report on Form 10-Q contains statements that are forward-looking and as such are not historical facts. This includes, without limitation, statements regarding the financial position, business strategy and the plans and objectives of management for our future operations; anticipated trends and prospects in the industries in which our business operates; and new products, services and related strategies. These statements constitute projections, forecasts and forward-looking statements, and are not guarantees of performance. Such statements can be identified by the fact that they do not relate strictly or historical or current facts. When used in this Quarterly Report on Form 10-Q, words such as “aim,” “anticipate,” “believe,” “can,” “continue,” “could,”, “estimate,” "expect," “intend,” “may,” “might,” “on track,” “opportunity,” “plan,” “possible,” “potential,” “predict,” “project,” “seek,” “should,” “strive,” “sustain,” “synergy,” “target,” “will,” “would” and and similar expressions may identify are intended to identify forward-looking statements, but the absence of these words does not mean that a statement is not forward-looking. These statements are based on management's current expectations and are subject to uncertainty and changes in circumstances and speak only as of the date hereof. These statements are not guarantees of future performance and are based on assumptions and estimates that could prove incorrect or could cause actual results to vary materially from those indicated.
Forward-looking statements in this Quarterly Report on Form 10-Q may include, for example, statements about the following:
•The effect of and uncertainties related to the ongoing COVID-19 pandemic (including any government responses thereto) and any continued recovery from the impact of the COVID-19 pandemic;
•our ability to achieve and maintain profitability in the future;
•our ability to respond to general economic conditions;
•our ability to manage our growth effectively and our expectations regarding the development and expansion of our business;
•the impact on our business of the regulatory environment and complexities with compliance;
•unfavorable trends in brand and generic pharmaceutical pricing, including in rate or frequency of price inflation or deflation;
•competition and industry consolidation of both customers and suppliers resulting in increasing pressure to reduce prices for our products and services;
•changes in the United States healthcare and regulatory environment, including changes that could impact prescription drug reimbursement under Medicare and Medicaid;
•increasing governmental regulations regarding the pharmaceutical supply channel;
•declining reimbursement rates for pharmaceuticals; continued federal and state government enforcement initiatives to detect and prevent suspicious orders of controlled substances and the diversion of controlled substances;
•continued prosecution or suit by federal, state and other governmental entities of alleged violations of laws and regulations regarding controlled substances, including due to failure to achieve a global resolution of the multi-district opioid litigation and other related state court litigation, and any related disputes, including shareholder derivative lawsuits;
•increased federal scrutiny and litigation, including qui tam litigation, for alleged violations of laws and regulations governing the marketing, sale, purchase and/or dispensing of pharmaceutical products or services, and associated reserves and costs;
•failure to comply with the Corporate Integrity Agreement;
•material adverse resolution of pending legal proceedings;
•the retention of key customer or supplier relationships under less favorable economics or the adverse resolution of any contract or other dispute with customers or suppliers;
•changes to customer or supplier payment terms, including as a result of the COVID-19 impact on such payment terms;
•the integration of the Alliance Healthcare businesses into the Company being more difficult, time consuming or costly than expected;
•the Company's or Alliance Healthcare's failure to achieve expected or targeted future financial and operating performance and results;
•the effects of disruption from the acquisition and related strategic transactions on the respective businesses of the Company and Alliance Healthcare and the fact that the acquisition and related strategic transactions may make it more difficult to establish or maintain relationships with employees, suppliers and other business partners;
•the acquisition of businesses, including the acquisition of the Alliance Healthcare businesses and related strategic transactions, that do not perform as expected, or that are difficult to integrate or control, or the inability to capture all of the anticipated synergies related thereto or to capture the anticipated synergies within the expected time period;

•risks associated with the strategic, long-term relationship between WBA and the Company, including with respect to the pharmaceutical distribution agreement and/or the global generic purchasing services arrangement;
•managing foreign expansion, including non-compliance with the U.S. Foreign Corrupt Practices Act, anti-bribery laws, economic sanctions and import laws and regulations;
•our ability to respond to financial market volatility and disruption;
•changes in tax laws or legislative initiatives that could adversely affect the Company's tax positions and/or the Company's tax liabilities or adverse resolution of challenges to the Company's tax positions;
•substantial defaults in payment, material reduction in purchases by or the loss, bankruptcy or insolvency of a major customer, including as a result of COVID-19;
•the loss, bankruptcy or insolvency of a major supplier, including as a result of COVID-19;
•financial and other impacts of COVID-19 on our operations or business continuity;
•changes to the customer or supplier mix;
•malfunction, failure or breach of sophisticated information systems to operate as designed;
•risks generally associated with data privacy regulation and the international transfer of personal data;
•natural disasters or other unexpected events, such as additional pandemics, that affect the Company’s operations;
•the impairment of goodwill or other intangible assets (including any additional impairments with respect to foreign operations), resulting in a charge to earnings;
•the Company's ability to manage and complete divestitures;
•the disruption of the Company’s cash flow and ability to return value to its stockholders in accordance with its past practices;
•interest rate and foreign currency exchange rate fluctuations;
•declining economic conditions in the United States and abroad;
•the outcome of any legal or governmental proceedings that may be instituted against us;
•and other economic, business, competitive, legal, tax, regulatory and/or operational factors affecting the Company’s business generally.
These forward-looking statements are based on information available as of the date of this Quarterly Report on Form 10-Q and current expectations, forecasts and assumptions, and involve a number of judgments, risks and uncertainties. Accordingly, forward-looking statements should not be relied upon as representing our views as of any subsequent date, and we do not undertake any obligation to update forward-looking statements to reflect events or circumstances after the date they were made, whether as a result of new information, future events or otherwise, except as may be required under applicable securities laws.
As a result of a number of known and unknown risks and uncertainties, our actual results or performance may be materially different from those expressed or implied by these forward-looking statements. You should not place undue reliance on these forward-looking statements.

ITEM 3.  Quantitative and Qualitative Disclosures About Market Risk
The Company’s most significant market risks are the effects of changing interest rates, foreign currency risk, and changes in the price and volatility of the Company’s common stock. See the discussion on page 31 under the heading "Market Risks," which is incorporated by reference herein.
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
Changes in Internal Control over Financial Reporting
During the first quarter of fiscal 2022, there was no change in AmerisourceBergen Corporation’s internal control over financial reporting identified in connection with the evaluation required by Rule 13a-15(d) and 15d-15(d) of the Exchange Act that occurred during the quarter ended December 31, 2021 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II.  OTHER INFORMATION

ITEM 1.  Legal Proceedings
See Note 10 (Legal Matters and Contingencies) of the Notes to Consolidated Financial Statements set forth under Item 1 of Part I of this report for the Company’s current description of legal proceedings.
ITEM 1A.  Risk Factors
Our significant business risks are described in Item 1A to Form 10-K for the fiscal year ended September 30, 2021 to which reference is made herein.
ITEM 2.  Unregistered Sales of Equity Securities and Use of Proceeds
(c) Issuer Purchases of Equity Securities
The following table sets forth the number of shares purchased, the average price paid per share, the total number of shares purchased as part of publicly announced programs, and the approximate dollar value of shares that may yet be purchased under the programs during each month in the first quarter ended December 31, 2021. See Note 7, "Stockholders' Equity and Earnings per Share," contained in "Notes to Condensed Consolidated Financial Statements" in Part I, Item 1 of this Quarterly Report on Form 10-Q for additional information.

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Programs	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Programs
October 1 to October 31	—	$—	—	$473,380,878
November 1 to November 30	280,470	$123.12	—	$473,380,878
December 1 to December 31	202	$116.76	—	$473,380,878
Total	280,672		—
ITEM 3.  Defaults Upon Senior Securities
None.
ITEM 4.  Mine Safety Disclosures
Not applicable.
ITEM 5.  Other Information
None.

ITEM 6.  Exhibits

    (a)         Exhibits:

Exhibit Number	Description

10.1	Form of 2021 Performance Share Award Agreement to Employee under the AmerisourceBergen Corporation Omnibus Incentive Plan.

10.2
Amended and Restated Credit Agreement, dated as of November 4, 2021, among AmerisourceBergen Corporation, the borrowing subsidiaries party thereto, the lenders party thereto, and JPMorgan Chase Bank, N.A., as Administrative Agent (incorporated by reference to Exhibit 10.1 to AmerisourceBergen Corporation's Current Report on Form 8-K filed on November 8, 2021).

10.3
Second Amendment to the Term Credit Agreement, dated as of November 4, 2021, among AmerisourceBergen Corporation, the lenders party thereto and JPMorgan Chase Bank, N.A., as Administrative Agent (incorporated by reference to Exhibit 10.2 to AmerisourceBergen Corporation's Current Report on Form 8-K filed on November 8, 2021).

10.4
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

31.1	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer.

31.2	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer.

32	Section 1350 Certifications of Chief Executive Officer and Chief Financial Officer.

101	Financial statements from the Quarterly Report on Form 10-Q of AmerisourceBergen Corporation for the quarter ended December 31, 2021, formatted in Inline Extensible Business Reporting Language (iXBRL): (i) the Consolidated Balance Sheets, (ii) the Consolidated Statements of Operations, (iii) the Consolidated Statements of Comprehensive Income, (iv) the Consolidated Statements of Changes in Stockholders' Equity, (v) the Consolidated Statements of Cash Flows, and (vi) the Notes to Consolidated Financial Statements.

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).

SIGNATURES

    Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

AMERISOURCEBERGEN CORPORATION

February 2, 2022	/s/ Steven H. Collis
Steven H. Collis
Chairman, President & Chief Executive Officer

February 2, 2022	/s/ James F. Cleary
James F. Cleary
Executive Vice President & Chief Financial Officer