Form 10-Q
period 2022-03-31
AMERISOURCEBERGEN CORP
filed 2022-05-04
CIK 1140859

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE QUARTERLY PERIOD ENDED March 31, 2022
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

The number of shares of common stock of AmerisourceBergen Corporation outstanding as of April 30, 2022 was 209,464,050.

AMERISOURCEBERGEN CORPORATION

PART I. FINANCIAL INFORMATION
ITEM I. Financial Statements (Unaudited)
AMERISOURCEBERGEN CORPORATION AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

(in thousands, except share and per share data)	March 31, 2022	September 30, 2021
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$2,960,759	$2,547,142
Accounts receivable, less allowances for returns and credit losses: $1,539,114 as of March 31, 2022 and $1,356,684 as of September 30, 2021	18,111,080	18,167,175
Inventories	15,514,851	15,368,352
Right to recover assets	1,451,687	1,271,557
Income tax receivable	135,285	221,875
Prepaid expenses and other	845,202	853,600
Assets held for sale	390,876	372,908
Total current assets	39,409,740	38,802,609

Property and equipment, net	2,138,598	2,162,961
Goodwill	8,798,265	9,030,531
Other intangible assets	4,888,039	5,256,927
Deferred income taxes	267,200	290,791
Other assets	1,806,311	1,793,986

TOTAL ASSETS	$57,308,153	$57,337,805

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$38,210,623	$38,009,954
Accrued expenses and other	2,578,236	2,856,405
Short-term debt	1,809,660	300,213
Liabilities held for sale	199,062	192,069
Total current liabilities	42,797,581	41,358,641

Long-term debt	4,646,712	6,383,711
Accrued income taxes	292,949	281,070
Deferred income taxes	1,692,347	1,685,296
Other liabilities	1,037,040	1,082,723
Accrued litigation liability	5,935,459	5,961,953
Commitments and contingencies (Note 10)

Stockholders’ equity:
Common stock, $0.01 par value - authorized, issued, and outstanding: 600,000,000 shares, 292,399,477 shares, and 209,402,090 shares as of March 31, 2022, respectively, and 600,000,000 shares, 290,722,533 shares, and 208,089,298 shares as of September 30, 2021, respectively	2,924	2,907
Additional paid-in capital	5,599,819	5,465,104
Retained earnings	2,469,709	1,670,513
Accumulated other comprehensive loss	(1,005,819)	(445,442)
Treasury stock, at cost: 82,997,387 shares as of March 31, 2022 and 82,633,235 shares as of September 30, 2021	(6,516,324)	(6,469,728)
Total AmerisourceBergen Corporation stockholders' equity	550,309	223,354
Noncontrolling interests	355,756	361,057
Total equity	906,065	584,411

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$57,308,153	$57,337,805
See notes to consolidated financial statements.

AMERISOURCEBERGEN CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Three months ended March 31,		Six months ended March 31,
(in thousands, except per share data)	2022	2021	2022	2021
Revenue	$57,719,446	$49,154,171	$117,348,256	$101,670,727
Cost of goods sold	55,484,366	47,620,790	113,052,817	98,685,116
Gross profit	2,235,080	1,533,381	4,295,439	2,985,611
Operating expenses:
Distribution, selling, and administrative	1,203,238	730,081	2,373,348	1,465,149
Depreciation	96,498	75,270	192,083	149,215
Amortization	78,792	25,527	159,136	51,135
Employee severance, litigation, and other	76,395	78,156	141,364	148,537
Impairment of assets	—	—	4,946	—
Operating income	780,157	624,347	1,424,562	1,171,575
Other (income) loss, net	(948)	23,310	(6,120)	9,042
Interest expense, net	52,916	34,526	106,288	68,140
Income before income taxes	728,189	566,511	1,324,394	1,094,393
Income tax expense	172,944	132,506	319,733	281,681
Net income	555,245	434,005	1,004,661	812,712
Net (income) loss attributable to noncontrolling interests	(7,231)	1,262	(7,542)	(2,600)
Net income attributable to AmerisourceBergen Corporation	$548,014	$435,267	$997,119	$810,112

Earnings per share:
Basic	$2.62	$2.12	$4.77	$3.96
Diluted	$2.59	$2.10	$4.71	$3.91

Weighted average common shares outstanding:
Basic	209,244	204,916	208,900	204,804
Diluted	211,991	207,315	211,580	207,063

Cash dividends declared per share of common stock	$0.46	$0.44	$0.92	$0.88

See notes to consolidated financial statements.

AMERISOURCEBERGEN CORPORATION AND SUBSIDIARIES
 CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited)

	Three months ended March 31,		Six months ended March 31,
(in thousands)	2022	2021	2022	2021
Net income	$555,245	$434,005	$1,004,661	$812,712
Other comprehensive (loss) income
Foreign currency translation adjustments	(193,782)	(4,219)	(572,243)	39,939
Other	(304)	—	(977)	—
Total other comprehensive (loss) income	(194,086)	(4,219)	(573,220)	39,939
Total comprehensive income	361,159	429,786	431,441	852,651
Comprehensive loss (income) attributable to noncontrolling interests	3,819	6,700	5,301	(2,957)
Comprehensive income attributable to AmerisourceBergen Corporation	$364,978	$436,486	$436,742	$849,694

See notes to consolidated financial statements.

AMERISOURCEBERGEN CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
(Unaudited)

(in thousands, except per share data)	Common Stock	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Treasury Stock	Noncontrolling Interests	Total
December 31, 2021	$2,920	$5,546,614	$2,019,077	$(822,783)	$(6,504,282)	$359,575	$601,121
Net income	—	—	548,014	—	—	7,231	555,245
Other comprehensive loss	—	—	—	(183,036)	—	(11,050)	(194,086)
Cash dividends, $0.46 per share	—	—	(97,382)	—	—	—	(97,382)
Exercises of stock options	4	34,032	—	—	—	—	34,036
Share-based compensation expense	—	19,645	—	—	—	—	19,645
Purchases of common stock	—	—	—	—	(11,396)	—	(11,396)
Employee tax withholdings related to restricted share vesting	—	—	—	—	(646)	—	(646)
Other	—	(472)	—	—	—	—	(472)
March 31, 2022	$2,924	$5,599,819	$2,469,709	$(1,005,819)	$(6,516,324)	$355,756	$906,065

(in thousands, except per share data)	Common Stock	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Treasury Stock	Noncontrolling Interests	Total
December 31, 2020	$2,891	$5,187,669	$780,971	$(70,467)	$(6,598,286)	$185,674	$(511,548)
Net income (loss)	—	—	435,267	—	—	(1,262)	434,005
Other comprehensive income (loss)	—	—	—	1,219	—	(5,438)	(4,219)
Cash dividends, $0.44 per share	—	—	(91,262)	—	—	—	(91,262)
Exercises of stock options	8	72,102	—	—	—	—	72,110
Share-based compensation expense	—	18,793	—	—	—	—	18,793
Purchases of common stock	—	—	—	—	(20,196)	—	(20,196)
Employee tax withholdings related to restricted share vesting	—	—	—	—	(281)	—	(281)
Other	1	(185)	—	—	—	—	(184)
March 31, 2021	$2,900	$5,278,379	$1,124,976	$(69,248)	$(6,618,763)	$178,974	$(102,782)

See notes to consolidated financial statements.

AMERISOURCEBERGEN CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
(Unaudited)

(in thousands, except per share data)	Common Stock	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Treasury Stock	Noncontrolling Interests	Total
September 30, 2021	$2,907	$5,465,104	$1,670,513	$(445,442)	$(6,469,728)	$361,057	$584,411
Net income	—	—	997,119	—	—	7,542	1,004,661
Other comprehensive loss	—	—	—	(560,377)	—	(12,843)	(573,220)
Cash dividends, $0.92 per share	—	—	(197,923)	—	—	—	(197,923)
Exercises of stock options	8	72,965	—	—	—	—	72,973
Share-based compensation expense	—	62,565	—	—	—	—	62,565
Purchases of common stock	—	—	—	—	(11,396)	—	(11,396)
Employee tax withholdings related to restricted share vesting	—	—	—	—	(35,200)	—	(35,200)
Other	9	(815)	—	—	—	—	(806)
March 31, 2022	$2,924	$5,599,819	$2,469,709	$(1,005,819)	$(6,516,324)	$355,756	$906,065

(in thousands, except per share data)	Common Stock	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Treasury Stock	Noncontrolling Interests	Total
September 30, 2020	$2,878	$5,081,776	$518,335	$(108,830)	$(6,513,083)	$179,288	$(839,636)
Adoption of ASC 326, net of tax	—	—	(21,106)	—	—	(2,988)	(24,094)
Net income	—	—	810,112	—	—	2,600	812,712
Other comprehensive income	—	—	—	39,582	—	357	39,939
Cash dividends, $0.88 per share	—	—	(182,365)	—	—	—	(182,365)
Exercises of stock options	15	130,311	—	—	—	—	130,326
Share-based compensation expense	—	67,110	—	—	—	—	67,110
Purchases of common stock	—	—	—	—	(82,150)	—	(82,150)
Employee tax withholdings related to restricted share vesting	—	—	—	—	(23,530)	—	(23,530)
Other	7	(818)	—	—	—	(283)	(1,094)
March 31, 2021	$2,900	$5,278,379	$1,124,976	$(69,248)	$(6,618,763)	$178,974	$(102,782)

See notes to consolidated financial statements.

AMERISOURCEBERGEN CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Six months ended March 31,
(in thousands)	2022	2021
OPERATING ACTIVITIES
Net income	$1,004,661	$812,712
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation, including amounts charged to cost of goods sold	194,407	154,682
Amortization, including amounts charged to interest expense	165,629	54,683
Provision for credit losses	7,406	6,856
Provision for deferred income taxes	51,750	141,601
Share-based compensation expense	62,565	67,110
LIFO credit	(60,738)	(46,645)
Impairment of assets	4,946	—
Other, net	(2,545)	36,872
Changes in operating assets and liabilities, excluding the effects of acquisitions:
Accounts receivable	(527,521)	(193,770)
Inventories	(215,479)	(314,294)
Income taxes receivable	86,590	157,136
Prepaid expenses and other assets	67,847	18,639
Accounts payable	598,411	(292,555)
Income taxes payable	(30,023)	(21,791)
Accrued expenses	(134,656)	(107,327)
Long-term accrued litigation liability	(26,494)	13,775
Other liabilities	(116,760)	(38,534)
NET CASH PROVIDED BY OPERATING ACTIVITIES	1,129,996	449,150
INVESTING ACTIVITIES
Capital expenditures	(209,343)	(151,612)
Cost of acquired companies, net of cash acquired	(124,158)	—
Cost of equity investments	—	(162,620)
Other, net	(3,663)	—
NET CASH USED IN INVESTING ACTIVITIES	(337,164)	(314,232)
FINANCING ACTIVITIES
Senior notes and other loan borrowings	68,159	2,585,538
Other loan repayments	(317,299)	(523,717)
Borrowings under revolving and securitization credit facilities	3,855,847	39,083
Repayments under revolving and securitization credit facilities	(3,815,497)	(31,259)
Purchases of common stock	(11,396)	(82,150)
Exercises of stock options	72,973	130,326
Cash dividends on common stock	(197,923)	(182,365)
Employee tax withholdings related to restricted share vesting	(35,200)	(23,530)
Other, net	(4,251)	(3,410)
NET CASH (USED IN) PROVIDED BY FINANCING ACTIVITIES	(384,587)	1,908,516
EFFECT OF EXCHANGE RATE CHANGES ON CASH, CASH EQUIVALENTS, AND RESTRICTED CASH	(5,055)	—
INCREASE IN CASH, CASH EQUIVALENTS, AND RESTRICTED CASH, INCLUDING CASH CLASSIFIED WITHIN ASSETS HELD FOR SALE	403,190	2,043,434
LESS: INCREASE IN CASH CLASSIFIED WITHIN ASSETS HELD FOR SALE	(516)	—
INCREASE IN CASH, CASH EQUIVALENTS, AND RESTRICTED CASH	402,674	2,043,434
Cash, cash equivalents, and restricted cash at beginning of period	3,070,128	4,597,746
CASH, CASH EQUIVALENTS, AND RESTRICTED CASH AT END OF PERIOD	$3,472,802	$6,641,180
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
The accompanying unaudited consolidated financial statements have been prepared in conformity with U.S. generally accepted accounting principles ("GAAP") for interim financial information and in accordance with the instructions to Form 10-Q, and Rule 10-01 of Regulation S-X. In the opinion of management, all adjustments (consisting only of normal recurring accruals, except as otherwise disclosed herein) considered necessary to present fairly the financial position as of March 31, 2022 and the results of operations and cash flows for the interim periods ended March 31, 2022 and 2021 have been included. Certain information and footnote disclosures normally included in financial statements presented in accordance with U.S. GAAP, but which are not required for interim reporting purposes, have been omitted. The accompanying unaudited consolidated financial statements should be read in conjunction with the financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the fiscal year ended September 30, 2021.
The preparation of financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect amounts reported in the financial statements and accompanying notes. Actual amounts could differ from these estimated amounts. Certain reclassifications have been made to prior-period amounts in order to conform to the current year presentation.
Restricted Cash
The Company is required to maintain certain cash deposits with banks mainly consisting of deposits restricted under contractual agency agreements and cash restricted by law and other obligations. Restricted cash includes $289.5 million and $288.4 million held in escrow related to an opioid-related legal settlement as of March 31, 2022 and September 30, 2021, respectively.
The following represents a reconciliation of cash and cash equivalents in the Consolidated Balance Sheets to cash, cash equivalents, and restricted cash used in the Consolidated Statements of Cash Flows:

(amounts in thousands)	March 31, 2022	September 30, 2021
	(unaudited)
Cash and cash equivalents	$2,960,759	$2,547,142
Restricted cash (included in Prepaid Expenses and Other)	452,014	462,986
Restricted cash (included in Other Assets)	60,029	60,000
Cash, cash equivalents, and restricted cash	$3,472,802	$3,070,128
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
As of March 31, 2022, there were no other recently-issued accounting standards that could have a material impact on the Company’s financial position, results of operations, cash flows, or notes to the financial statements upon their adoption.

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
On June 1, 2021, the Company acquired a majority of Walgreens Boots Alliance, Inc.'s ("WBA") Alliance Healthcare businesses ("Alliance Healthcare") for $6,662.0 million in cash, $229.1 million of the Company's common stock (2 million shares at the Company's June 1, 2021 opening stock price of $114.54 per share), and $6.1 million of other equity consideration. The net cash payment was $5,596.7 million, as the Company acquired $922.0 million of cash and cash equivalents and $143.3 million of restricted cash. The shares issued were from the Company's treasury stock on a first-in, first-out basis and were originally purchased for $149.1 million. In the fiscal quarter ended March 31, 2022, the Company's previous estimate of $96.9 million of accrued consideration was settled for $60.0 million, which resulted in a $36.9 million reduction to Goodwill. The $60.0 million cash payment is included in the total $6,662.0 million cash consideration. The Company funded the cash purchase price through a combination of cash on hand and new debt financing. The acquisition expands the Company's reach and solutions in pharmaceutical distribution and adds to the Company's depth and breadth of global manufacturer services.
The purchase price has been allocated to the underlying assets acquired and liabilities assumed based upon their estimated fair values at the date of the acquisition in the table that follows. The allocation as of March 31, 2022 is pending the finalization of working capital and related account balances, as well as the finalization of deferred taxes. There were no measurement period adjustments recorded to the previously-reported opening balance sheet that would have had a material impact on the Company's previously-reported results of operations had those adjustments been recorded in the previous reporting periods. There can be no assurance that the estimated amounts recorded will represent the final purchase price allocation.

(in thousands)
Consideration
Cash	$6,662,020
Equity (2 million shares of AmerisourceBergen Corporation common stock)	229,080
Other equity consideration	6,061
Fair value of total consideration	$6,897,161

Recognized amounts of identifiable assets acquired and liabilities assumed
Cash and cash equivalents	$921,995
Accounts receivable	3,703,895
Inventories	1,647,330
Prepaid expenses and other	381,926
Property and equipment	634,220
Goodwill	2,443,341
Other intangible assets	3,735,000
Other assets	550,855
Total assets acquired	14,018,562

Accounts payable	(4,618,807)
Accrued expenses and other	(765,463)
Short-term debt	(353,420)
Deferred income taxes	(800,115)
Other liabilities	(405,332)
Total liabilities assumed	(6,943,137)

Net assets acquired	7,075,425

Noncontrolling interest	(178,264)
Equity consideration	(235,141)
Cash acquired, including restricted cash of $143,308 included in Prepaid Expenses and Other	(1,065,303)
Net cash paid	$5,596,717
The estimated fair value of the intangible assets acquired of $3.7 billion and the estimated useful lives are as follows:

(in thousands, except useful lives)	Fair Value	Weighted-Average Useful Life
Customer relationships	$3,327,000	18
Trade names	408,000	11
Total	$3,735,000
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

Assets and Liabilities Held for Sale
The Company entered into agreements to sell two of its non-core subsidiaries. In connection with entering into these agreements, the Company concluded that both disposal groups met the held for sale criteria and classified their assets and liabilities as held for sale as of March 31, 2022 and September 30, 2021. One disposal group is included within the U.S. Healthcare Solutions reportable segment and the other disposal group is included within the International Healthcare Solutions reportable segment.
In connection with the held for sale classification, the Company recorded a $16.3 million loss on the remeasurement of the disposal group held for sale in the U.S. Healthcare Solutions reportable segment to fair value less cost to sell, $4.9 million of which was recorded in Impairment of Assets on its Consolidated Statement of Operations for the six months ended March 31, 2022. The Company previously recorded a loss of $11.3 million in fiscal 2021. The Company completed the sale of the disposal group included within the U.S. Healthcare Solutions reportable segment in April 2022 for a total of $110 million, subject to a final working capital adjustment. The Company expects to complete the sale of the disposal group included within the International Healthcare Solutions reportable segment by September 30, 2022.
Total assets and liabilities of the combined disposal groups held for sale on the Consolidated Balance Sheet for the periods indicated are comprised of the following:

(in thousands)	March 31, 2022	September 30, 2021
Cash and cash equivalents	$2,267	$1,751
Accounts receivables, less allowance for credit losses	195,569	182,077
Inventories	130,213	123,424
Prepaid expenses and other	11,493	11,258
Property and equipment	2,949	3,084
Goodwill	31,903	31,903
Other intangible assets	23,424	22,923
Other assets	9,328	7,812
Loss on the remeasurement of disposal group held for sale to fair value less cost to sell	(16,270)	(11,324)
Total assets held for sale	$390,876	$372,908

Accounts payable	$179,632	$173,104
Accrued expenses and other	4,064	7,234
Short-term debt	7,089	4,225
Long-term debt	—	50
Deferred income taxes	5,521	5,857
Other liabilities	2,756	1,599
Total liabilities held for sale	$199,062	$192,069

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
The following assets and liabilities of Profarma are included in the Company's Consolidated Balance Sheets:

(in thousands)	March 31, 2022	September 30, 2021
Cash and cash equivalents	$51,646	$33,699
Accounts receivables, net	207,398	148,485
Inventories	250,222	168,229
Prepaid expenses and other	77,458	62,545
Property and equipment, net	38,633	31,920
Goodwill	75,936	75,936
Other intangible assets	68,672	70,840
Other long-term assets	98,900	74,177
Total assets	$868,865	$665,831

Accounts payable	$318,029	$162,768
Accrued expenses and other	44,321	38,477
Short-term debt	49,919	64,215
Long-term debt	81,370	52,613
Deferred income taxes	21,333	37,041
Other long-term liabilities	65,805	57,945
Total liabilities	$580,777	$413,059
Profarma's assets can only be used to settle its obligations, and its creditors do not have recourse to the general credit of the Company.
Note 4.  Income Taxes
The Company files income tax returns in U.S. federal, state, and various foreign jurisdictions. As of March 31, 2022, the Company had unrecognized tax benefits, defined as the aggregate tax effect of differences between tax return positions and the benefits recognized in the Company’s financial statements, of $538.1 million ($471.1 million, net of federal benefit). If recognized, $452.8 million of these tax benefits would have reduced income tax expense and the effective tax rate. Included in this amount is $24.6 million of interest and penalties, which the Company records in Income Tax Expense in the Company's Consolidated Statements of Operations. In the six months ended March 31, 2022, unrecognized tax benefits increased by $15.3 million. Over the next 12 months, it is reasonably possible that tax authority audit resolutions and the expiration of statutes of limitations could result in a reduction of unrecognized tax benefits of approximately $2.9 million.
The Company's effective tax rates were 23.7% and 24.1% for the three and six months ended March 31, 2022, respectively. The Company's effective tax rates were 23.4% and 25.7% for the three and six months ended March 31, 2021, respectively. The effective tax rates for the three and six months ended March 31, 2022 were higher than the U.S. statutory rate primarily due to U.S. state income taxes as well as discrete tax expense associated with foreign valuation allowance adjustments, offset in part by the benefit of non-U.S. income taxed at rates lower than the U.S. statutory rate. The effective tax rates in the three and six months ended March 31, 2021 were higher than the U.S. statutory rate primarily due to U.S. state income taxes. The Company's effective tax rate for the six months ended March 31, 2021 was higher than the U.S. statutory rate due to discrete tax expense associated with the Swiss deferred tax asset, offset in part by discrete tax benefits resulting from the permanent shutdown of PharMEDium Healthcare Holdings, Inc.

Note 5.  Goodwill and Other Intangible Assets
In connection with the change in the Company's reporting structure that is discussed in Note 1, the Company reallocated goodwill among the impacted reporting units using a relative fair value approach and assessed impairment before and after goodwill was reallocated. The following is a summary of the changes in the carrying value of goodwill, by reportable segment, for the six months ended March 31, 2022:

(in thousands)	U. S. Healthcare Solutions	International Healthcare Solutions	Total
Goodwill as of September 30, 2021 (as revised)	$6,260,374	$2,770,157	$9,030,531
Purchase accounting adjustments	—	(25,811)	(25,811)
Goodwill recognized in connection with acquisition	18,409	—	18,409
Foreign currency translation	(715)	(224,149)	(224,864)
Goodwill as of March 31, 2022	$6,278,068	$2,520,197	$8,798,265
The following is a summary of other intangible assets:

	March 31, 2022				September 30, 2021
(in thousands)	Weighted Average Remaining Useful Life	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Indefinite-lived trade names		$668,151	$—	$668,151	$668,119	$—	$668,119
Finite-lived:
Customer relationships	16 years	4,621,590	(840,923)	3,780,667	4,838,549	(718,750)	4,119,799
Trade names and other	11 years	602,927	(163,706)	439,221	609,050	(140,041)	469,009
Total other intangible assets		$5,892,668	$(1,004,629)	$4,888,039	$6,115,718	$(858,791)	$5,256,927
Amortization expense for finite-lived intangible assets was $78.8 million and $25.5 million in the three months ended March 31, 2022 and 2021, respectively. Amortization expense for finite-lived intangible assets was $159.1 million and $51.1 million in the six months ended March 31, 2022 and 2021, respectively. Amortization expense for finite-lived intangible assets is estimated to be $310.5 million in fiscal 2022, $301.4 million in fiscal 2023, $300.1 million in fiscal 2024, $299.1 million in fiscal 2025, $295.1 million in fiscal 2026, and $2,872.8 million thereafter.

Note 6.  Debt
Debt consisted of the following:

(in thousands)	March 31, 2022	September 30, 2021
Revolving credit note	$—	$—
Receivables securitization facility due 2024	350,000	350,000
Term loan due in June 2023	—	249,640
Overdraft facility due 2024 (£10,000)	8,311	—
Multi-currency revolving credit facility due 2026	—	—
$1,525,000, 0.737% senior notes due 2023	1,520,482	1,518,223
$500,000, 3.400% senior notes due 2024	498,955	498,714
$500,000, 3.250% senior notes due 2025	498,008	497,669
$750,000, 3.450% senior notes due 2027	745,202	744,781
$500,000, 2.800% senior notes due 2030	495,043	494,738
$1,000,000, 2.700% senior notes due 2031	989,926	989,366
$500,000, 4.250% senior notes due 2045	495,054	494,946
$500,000, 4.300% senior notes due 2047	493,154	493,021
Alliance Healthcare debt	230,947	235,998
Nonrecourse debt	131,290	116,828
Total debt	6,456,372	6,683,924
Less AmerisourceBergen Corporation current portion	1,528,793	—
Less Alliance Healthcare current portion	230,947	235,998
Less nonrecourse current portion	49,920	64,215
Total, net of current portion	$4,646,712	$6,383,711
Multi-Currency Revolving Credit Facility
    The Company has a $2.4 billion multi-currency senior unsecured revolving credit facility ("Multi-Currency Revolving Credit Facility") with a syndicate of lenders, which is scheduled to expire in November 2026. Interest on borrowings under the Multi-Currency Revolving Credit Facility accrues at specified rates based on the Company’s debt rating and ranges from 70 basis points to 112.5 basis points over CDOR/LIBOR/EURIBOR/Bankers Acceptance Stamping Fee, as applicable (101.5 basis points over CDOR/LIBOR/EURIBOR/Bankers Acceptance Stamping Fee as of March 31, 2022) and from 0 basis points to 12.5 basis points over the alternate base rate and Canadian prime rate, as applicable. The Company pays facility fees to maintain the availability under the Multi-Currency Revolving Credit Facility at specified rates based on its debt rating, ranging from 5 basis points to 12.5 basis points, annually, of the total commitment (11 basis points as of March 31, 2022). The Company may choose to repay or reduce its commitments under the Multi-Currency Revolving Credit Facility at any time. The Multi-Currency Revolving Credit Facility contains covenants, including compliance with a financial leverage ratio test, as well as others that impose limitations on, among other things, indebtedness of subsidiaries and asset sales, with which the Company was compliant as of March 31, 2022.
Commercial Paper Program
    The Company has a commercial paper program whereby it may from time to time issue short-term promissory notes in an aggregate amount of up to $2.4 billion at any one time. Amounts available under the program may be borrowed, repaid, and re-borrowed from time to time. The maturities on the notes will vary, but may not exceed 365 days from the date of issuance. The notes will bear interest, if interest bearing, or will be sold at a discount from their face amounts. The commercial paper program does not increase the Company’s borrowing capacity as it is fully backed by the Company’s Multi-Currency Revolving Credit Facility. There were no borrowings outstanding under the commercial paper program as of March 31, 2022.

Receivables Securitization Facility
The Company has a $1,450 million receivables securitization facility ("Receivables Securitization Facility"), which is scheduled to expire in November 2024. The Company has available to it an accordion feature whereby the commitment on the Receivables Securitization Facility may be increased by up to $250 million, subject to lender approval, for seasonal needs during the December and March quarters. Interest rates are based on prevailing market rates for short-term commercial paper or LIBOR, plus a program fee. The Company pays a customary unused fee at prevailing market rates, annually, to maintain the availability under the Receivables Securitization Facility. The Receivables Securitization Facility contains similar covenants to the Multi-Currency Revolving Credit Facility, with which the Company was compliant as of March 31, 2022.
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
Term Loan
In March 2022, the Company elected to repay in full the $250 million term loan that was scheduled to mature in June 2023.
Alliance Healthcare Debt
Alliance Healthcare debt is comprised of uncommitted revolving credit facilities in various currencies with various rates. A vast majority of the outstanding borrowings were held in Egypt (which is 50% owned) as of March 31, 2022. These facilities are used to fund its working capital needs.
Nonrecourse Debt
Nonrecourse debt is comprised of short-term and long-term debt belonging to the Brazil subsidiaries and is repaid solely from the Brazil subsidiaries' cash flows and such debt agreements provide that the repayment of the loans (and interest thereon) is secured solely by the capital stock, physical assets, contracts, and cash flows of the Brazil subsidiaries.
Note 7.  Stockholders’ Equity and Earnings per Share
In May 2020, the Company's board of directors authorized a share repurchase program allowing the Company to purchase up to $500 million of its outstanding shares of common stock, subject to market conditions. During the six months ended March 31, 2022, the Company purchased 79 thousand shares of its common stock for a total of $11.4 million. As of March 31, 2022, the Company had $462.0 million of availability remaining under this program.
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
    The following illustrates the components of diluted weighted average shares outstanding for the periods indicated:

	Three months ended March 31,		Six months ended March 31,
(in thousands)	2022	2021	2022	2021
Weighted average common shares outstanding - basic	209,244	204,916	208,900	204,804
Dilutive effect of stock options and restricted stock units	2,747	2,399	2,680	2,259
Weighted average common shares outstanding - diluted	211,991	207,315	211,580	207,063
The potentially dilutive stock options and restricted stock units that were antidilutive for the three and six months ended March 31, 2022 were 32 thousand and 202 thousand, respectively. The potentially dilutive stock options and restricted stock units that were antidilutive for the three and six months ended March 31, 2021 were 45 thousand and 193 thousand, respectively.

Note 8. Related Party Transactions
WBA owns more than 10% of the Company’s outstanding common stock and is, therefore, considered a related party. The Company operates under various agreements and arrangements with WBA, including a pharmaceutical distribution agreement pursuant to which the Company distributes pharmaceutical products to WBA and an agreement that provides the Company the ability to access favorable economic pricing and generic products through a generic purchasing services arrangement with Walgreens Boots Alliance Development GmbH (both through 2029) as well as a distribution agreement pursuant to which it supplies branded and generic pharmaceutical products to WBA’s Boots UK Ltd. subsidiary (through 2031).
Revenue from the various agreements and arrangements with WBA was $15.4 billion and $31.6 billion in the three and six months ended March 31, 2022, respectively. Revenue from the various agreements and arrangements with WBA was $15.7 billion and $32.4 billion in the three and six months ended March 31, 2021, respectively. The Company’s receivable from WBA, net of incentives, was $6.7 billion and $7.0 billion as of March 31, 2022 and September 30, 2021, respectively.
Note 9. Employee Severance, Litigation, and Other
    The following illustrates the charges incurred by the Company relating to Employee Severance, Litigation, and Other for the periods indicated:

	Three months ended March 31,		Six months ended March 31,
(in thousands)	2022	2021	2022	2021
Employee severance	$6,272	$—	$6,615	$—
Litigation and opioid-related costs	52,090	41,988	84,725	74,050
Acquisition-related deal and integration costs	11,790	23,551	33,140	42,475
Business transformation efforts	3,936	10,642	8,278	23,084
Other restructuring initiatives	2,307	1,975	8,606	8,928
Total employee severance, litigation, and other	$76,395	$78,156	$141,364	$148,537
Employee severance in the three and six months ended March 31, 2022 included costs primarily related to restructuring activities in the Company's manufacturer services businesses.
Litigation and opioid-related costs in the three and six months ended March 31, 2022 and 2021 related to legal fees in connection with opioid litigation lawsuits and investigations. The three and six months ended March 31, 2022 also included accruals of $29.8 million and $36.6 million, respectively, related to the opioid litigation settlements (see Note 10). Litigation and opioid-related costs in the three and six months ended March 31, 2021 also included a $17.1 million accrual related to opioid litigation settlements.
Acquisition-related deal and integration costs in the three and six months ended March 31, 2022 primarily related to costs associated with the integration of Alliance Healthcare. Acquisition-related deal and integration costs in the three and six months ended March 31, 2021 primarily related to costs associated with the June 2021 acquisition of Alliance Healthcare.
Business transformation efforts in the three and six months ended March 31, 2022 and 2021 primarily related to costs associated with reorganizing the Company to further align the organization to its customers' needs. The majority of these costs related to services provided by third-party consultants, including certain technology initiatives.
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
Opioid Lawsuits and Investigations
A significant number of counties, municipalities, and other governmental entities in a majority of U.S. states and Puerto Rico, as well as numerous states and tribes, have filed lawsuits in various federal, state and other courts against pharmaceutical wholesale distributors (including the Company and certain subsidiaries, such as AmerisourceBergen Drug Corporation ("ABDC") and H.D. Smith), pharmaceutical manufacturers, retail pharmacy chains, medical practices, and physicians relating to the distribution of prescription opioid pain medications. Other lawsuits regarding the distribution of prescription opioid pain medications have been filed by: third-party payors and similar entities; hospitals; hospital groups; and individuals, including cases styled as putative class actions. The lawsuits, which have been and continue to be filed in federal, state, and other courts, generally allege violations of controlled substance laws and various other statutes as well as common law claims, including negligence, public nuisance, and unjust enrichment, and seek equitable relief and monetary damages. An initial group of cases was consolidated for Multidistrict Litigation ("MDL") proceedings before the United States District Court for the Northern District of Ohio (the "Court") in December 2017. Additional cases were added to the MDL from 2018 through 2022.
In April 2018, the Court issued an order creating a litigation track, which includes dispositive motion practice, discovery, and trials in certain bellwether jurisdictions. In December 2018, the Court issued an order selecting two cases for a second bellwether discovery and trial track. In November 2019 and January 2020, the Court filed Suggestions of Remand with the Judicial Panel on Multidistrict Litigation that identified four cases filed against the Company, including the two cases in the second bellwether trial track, for potential transfer from the MDL back to federal courts in California, Oklahoma, and West Virginia for the completion of discovery, motion practice, and trial. All four cases have now been remanded to those federal district courts. Trial in the two consolidated cases in West Virginia commenced in May 2021 and concluded in July 2021; the Court has not yet issued its ruling. On September 28, 2021, the Company and the two other national distributors announced that they had reached an agreement to pay approximately $75 million in a settlement with the Cherokee Nation, the plaintiff in the Oklahoma case. The Company's 31.0% share of the $75 million settlement amount is a component of its overall $6.7 billion total liability accrual as described below. Under the settlement, all claims in the Cherokee Nation trial were dismissed with prejudice as to the Company and the two other distributor defendants. On March 21, 2022, the California case, filed by the City and County of San Francisco, was dismissed as to the Company and the two other national distributors pursuant to the comprehensive settlement reached with the majority of U.S. states, including California, as described below.
On July 21, 2021, the Company announced that it and the two other national pharmaceutical distributors had negotiated a comprehensive settlement agreement that, if all conditions were satisfied, would result in the resolution of a substantial majority of opioid lawsuits filed by state and local governmental entities. Between July 2021 and April 2022, all conditions to the settlement agreement were satisfied, and on April 2, 2022, the settlement agreement became effective as to the Company and 46 settling states (the "Settling States"), as well as over 98% by population of the eligible political subdivisions in the Settling States. Pursuant to the comprehensive settlement agreement and related agreements with Settling States, the Company will pay approximately $5.9 billion over 18 years and comply with other requirements, including establishment of a clearinghouse that will consolidate data from all three national distributors. The exact payment amount will depend on several factors, including the participation rate of subdivisions, the extent to which states take action to foreclose opioid lawsuits by subdivisions (e.g., laws barring opioid lawsuits by subdivisions), and the extent to which subdivisions in Settling States file additional opioid lawsuits against the distributors after a settlement agreement becomes effective. West Virginia subdivisions and Native American tribes are not a part of this settlement agreement and the Company has been involved in separate negotiations with these groups. The settlement process does not contemplate participation by any non-governmental or non-political entities or individuals. The Company's estimated liability related to non-Settling States and subdivisions (including West Virginia subdivisions) and the Native American Tribes is approximately $0.8 billion.
The Company's accrued litigation liability related to the comprehensive settlement as well as other opioid-related litigation was $6.7 billion as of March 31, 2022 and September 30, 2021. The Company currently estimates that $795.7 million will be paid prior to March 31, 2023, which is recorded in Accrued Expenses and Other on the Company’s Consolidated Balance Sheet. The remaining long-term liability of $5.9 billion is recorded in Accrued Litigation Liability on the Company's Consolidated Balance Sheet. While the Company has accrued its estimated liability for opioid litigation, it is unable to estimate the range of possible loss associated with these matters that are not subject to the comprehensive settlement. Because loss contingencies are inherently unpredictable and unfavorable developments or resolutions can occur, the assessment is highly subjective and requires judgments about future events. The Company will regularly review opioid litigation matters to determine whether its accrual is adequate. The amount of ultimate loss may differ materially from the amount accrued to date. Until such time as otherwise resolved, the Company will continue to litigate and prepare for trial and to vigorously defend itself in all such matters. Since these matters are still developing, the Company is unable to predict the outcome, but the result of these lawsuits could include excessive monetary verdicts and/or injunctive relief that may affect the Company's operations.
Certain cases related to opioids filed in various state courts have trial dates scheduled in 2022 and later, although all such dates are subject to change. The first phase of a trial in West Virginia state court for a consolidated case brought by several dozen West Virginia subdivisions against ABDC and certain other pharmaceutical wholesale distributors is scheduled to begin on July 5, 2022.
A trial in Washington state court for a case brought by the Washington Attorney General against ABDC and two other national pharmaceutical distributors began on November 15, 2021. On May 2, 2022, the Company and the two other distributors reached an agreement to pay up to $518 million in a settlement with the State of Washington and its participating subdivisions to resolve opioid-related claims, consistent with Washington’s allocations under the comprehensive settlement agreement, as well as certain attorneys’ fees and costs. The Company's 31.0% share of the settlement amount is a component of its overall $6.7 billion total accrued liability. The agreement is subject to certain contingencies, including related to the rate of subdivision participation. Subject to those contingencies, under the agreement, claims in the Washington state trial will be dismissed with prejudice as to the Company and the two other distributor defendants. The Washington settlement brings the number of States with whom the Company has recently settled opioid-related claims to 47 of 49 eligible states.
A trial in Rhode Island state court for a case brought by the Rhode Island Attorney General against the Company and other wholesale distributors, among other defendants, was scheduled to commence on March 14, 2022. On January 25, 2022, the Company and the two other distributors reached an agreement to pay up to $127 million in a settlement with the State of Rhode Island and participating subdivisions, to resolve opioid-related claims, consistent with Rhode Island’s allocations under the comprehensive settlement agreement, as well as certain attorneys’ fees and costs. The Company's 31.0% share of the settlement amount is a component of its overall $6.7 billion total accrued liability. Under the settlement, claims in the Rhode Island state trial have been dismissed with prejudice as to the Company and the two other distributor defendants.
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
A trial in Florida state court for a case brought by the Florida Attorney General against the Company and other wholesale distributors was scheduled to commence on April 4, 2022. On January 31, 2022, the Company and the two other distributors reached an agreement to pay up to $1.386 billion in a settlement with the State of Florida and participating subdivisions to resolve opioid-related claims, consistent with Florida’s allocations under the comprehensive settlement agreement. The Company's 31.0% share of the $1.386 billion settlement amount is a component of its overall $6.7 billion total accrued liability and will be disbursed upon satisfaction of certain conditions including entry of a Consent Judgment. Under the settlement, claims in the Florida state trial will be dismissed with prejudice as to the Company and the two other distributor defendants.
A trial in Texas state court for a case brought by Dallas County against ABDC and certain other defendants was scheduled to begin on July 11, 2022. On February 11, 2022, the Company and the two other distributors reached an agreement to pay up to $1.271 billion in a settlement with the State of Texas and participating subdivisions, including Bexar and Dallas Counties, to resolve opioid-related claims, consistent with Texas’ allocations under the comprehensive settlement agreement, as well as certain attorneys’ fees and costs. The Company's 31.0% share of the $1.271 billion settlement amount. including the attorneys' fees and costs, is a component of its overall $6.7 billion total accrued liability. Under the settlement, claims in the Texas state trial will be dismissed with prejudice as to the Company and the two other distributor defendants.
Ongoing and additional litigation is anticipated in cases filed by states and/or subdivisions that are not participating in the global settlement agreement, as well as in cases filed by non-governmental or non-political entities, including hospitals, third-party payors, and individuals, among others. The Company is vigorously defending itself in the pending lawsuits and intends to vigorously defend itself against any threatened lawsuits or enforcement proceedings.
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
Since July 2017, the Company has received subpoenas from several U.S. Attorney's Offices, including grand jury subpoenas from the U.S. Attorney's Office for the District of New Jersey ("USAO-NJ") and the U.S. Attorney's Office for the

Eastern District of New York ("USAO-EDNY"). Those subpoenas request the production of a broad range of documents pertaining to the Company's distribution of controlled substances through its various subsidiaries, including ABDC, and its diversion control programs. The Company has produced documents in response to the subpoenas and has been engaged in continuing discussions with the various U.S. Attorney’s Offices, including the Health Care and Government Fraud Unit of the Criminal Division of the USAO-NJ, the U.S. Department of Justice Consumer Protection Branch and the U.S. Drug Enforcement Administration.
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
On July 17, 2020, CCAR Investments, Inc. filed a complaint for a purported derivative action in the United States District Court for the District of Delaware against the Company and certain of its current and former officers and directors (“CCAR Defendants”). The complaint alleges claims for breach of fiduciary duty, corporate waste and unjust enrichment allegedly arising from the Board's oversight of the Company’s controlled substance diversion control programs and violation of Section 14(a) of the Securities Exchange Act of 1934, as amended (the "Exchange Act"). On August 14, 2020, the CCAR Defendants answered the complaint and filed a motion for judgment on the pleadings. On October 29, 2020 the parties filed a stipulation permitting CCAR Investments, Inc. to file an amended complaint on or before November 20, 2020. On December 4, 2020, the parties filed a stipulation tolling the deadline for CCAR Investments, Inc. to file an amended complaint pending the Company’s production of certain documents to CCAR Investments, Inc. The Company’s production was completed on January 29, 2021. On May 2, 2022, the Court entered a stipulation that the case will be dismissed without prejudice upon the Company providing notice to stockholders through the filing of a Current Report on Form 8-K and subsequent notification to the Court of such filing.
On December 30, 2021, Lebanon County Employees' Retirement Fund and Teamsters Local 443 Health Services & Insurance Plan filed a complaint for a purported derivative action in the Delaware Court of Chancery against the Company and certain of its current officers and directors. The complaint alleges claims for breach of fiduciary duty allegedly arising from the Board’s and certain officers’ oversight of the Company’s controlled substance diversion control programs. The defendants moved to dismiss the complaint on March 29, 2022.
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
In January 2017, U.S. Bioservices Corporation ("U.S. Bio") received a subpoena for information from the USAO-EDNY relating to its activities in connection with billing for products and making returns of potential overpayments to government payers. A filed qui tam complaint related to the investigation was unsealed in April 2019 and the relator filed an amended complaint under seal in the U.S. District Court for the Eastern District of New York. In December 2019, the government filed a notice that it was declining to intervene. The court ordered that the relator's complaint against the Company, including subsidiaries AmerisourceBergen Specialty Group, LLC and U.S. Bio, be unsealed. The relator’s complaint alleged violations of the federal False Claims Act and the false claims acts of various states. The relator filed a second amended complaint, removing one state false claims act count. The Company filed a motion to dismiss the second amended complaint and all briefing on the motion was filed with the court on October 9, 2020.

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
On March 3, 2022, the United States Attorney’s Office for the Western District of Virginia notified the Company of the existence of a criminal investigation into MWI Veterinary Supply Co., the Company’s animal health subsidiary, in connection with grand jury subpoenas to which MWI previously responded relating to compliance with state and federal regulatory requirements governing wholesale shipments of animal health products to customers in certain states. The Company is cooperating with the investigation.
Note 11.  Fair Value of Financial Instruments
The recorded amounts of the Company's cash and cash equivalents, accounts receivable, and accounts payable as of March 31, 2022 and September 30, 2021 approximate fair value based upon the relatively short-term nature of these financial instruments. Within Cash and Cash Equivalents, the Company had $1,395.0 million of investments in money market accounts as of March 31, 2022 and had $671.0 million of investments in money market accounts as of September 30, 2021. The fair value of the money market accounts was determined based upon unadjusted quoted prices in active markets for identical assets, otherwise known as Level 1 inputs.
The recorded amount of long-term debt (see Note 6) and the corresponding fair value as of March 31, 2022 were $4,646.7 million and $4,536.0 million, respectively. The recorded amount of long-term debt and the corresponding fair value as of September 30, 2021 were $6,383.8 million and $6,761.6 million, respectively. The fair value of long-term debt was determined based upon inputs other than quoted prices, otherwise known as Level 2 inputs.
Note 12.  Business Segment Information
    The Company is organized geographically based upon the products and services it provides to its customers. In the first quarter of fiscal 2022, the Company re-aligned its reporting structure under two reportable segments: U.S. Healthcare Solutions and International Healthcare Solutions. U.S. Healthcare Solutions consists of the legacy Pharmaceutical Distribution Services reportable segment (excluding Profarma), MWI Animal Health, Xcenda, Lash Group, and ICS 3PL. International Healthcare Solutions consists of Alliance Healthcare, World Courier, Innomar, Profarma, and Profarma Specialty. Profarma had previously been included in the Pharmaceutical Distribution Services reportable segment. The Company's previously reported results have been revised to conform to its re-aligned reporting structure.

The following illustrates reportable and operating segment disaggregated revenue as required by Accounting Standards Codification 606 for the periods indicated:

	Three months ended March 31,		Six months ended March 31,
(in thousands)	2022	2021	2022	2021
U.S. Healthcare Solutions:
Human Health	$49,770,781	$47,037,182	$101,552,910	$97,489,205
Animal Health	1,171,982	1,128,405	2,369,500	2,248,963
Total U.S. Healthcare Solutions	50,942,763	48,165,587	103,922,410	99,738,168
International Healthcare Solutions:
Alliance Healthcare	5,609,472	—	11,166,143	—
Other Healthcare Solutions	1,168,219	989,032	2,261,330	1,933,343
Total International Healthcare Solutions	6,777,691	989,032	13,427,473	1,933,343
Intersegment eliminations	(1,008)	(448)	(1,627)	(784)
Revenue	$57,719,446	$49,154,171	$117,348,256	$101,670,727
The following illustrates reportable segment operating income for the periods indicated:

	Three months ended March 31,		Six months ended March 31,
(in thousands)	2022	2021	2022	2021
U.S. Healthcare Solutions	$729,542	$654,715	$1,298,629	$1,220,642
International Healthcare Solutions	187,068	51,843	367,128	102,832
Total segment operating income	$916,610	$706,558	$1,665,757	$1,323,474
The following reconciles total segment operating income to income before income taxes for the periods indicated:

	Three months ended March 31,		Six months ended March 31,
(in thousands)	2022	2021	2022	2021
Total segment operating income	$916,610	$706,558	$1,665,757	$1,323,474
Gains from antitrust litigation settlements	1,835	—	1,835	—
LIFO credit	16,059	20,918	60,738	46,645
Acquisition-related intangibles amortization	(77,952)	(24,973)	(157,458)	(50,007)
Employee severance, litigation, and other	(76,395)	(78,156)	(141,364)	(148,537)
Impairment of assets	—	—	(4,946)	—
Operating income	780,157	624,347	1,424,562	1,171,575
Other (income) loss, net	(948)	23,310	(6,120)	9,042
Interest expense, net	52,916	34,526	106,288	68,140
Income before income taxes	$728,189	$566,511	$1,324,394	$1,094,393
 Segment operating income is evaluated by the chief operating decision maker of the Company before gains from antitrust litigation settlements; LIFO credit; acquisition-related intangibles amortization; employee severance, litigation, and other, and impairment of assets. All corporate office expenses are allocated to the operating segment level.

Cautionary Note Regarding Forward-Looking Statements
This Quarterly Report on Form 10-Q contains statements that are forward-looking and as such are not historical facts. This includes, without limitation, statements regarding the financial position, business strategy and the plans and objectives of management for our future operations; anticipated trends and prospects in the industries in which our business operates; and new products, services and related strategies. These statements constitute projections, forecasts and forward-looking statements, and are not guarantees of performance. Such statements can be identified by the fact that they do not relate strictly or historical or current facts. When used in this Quarterly Report on Form 10-Q, words such as “aim,” “anticipate,” “believe,” “can,” “continue,” “could,”, “estimate,” "expect," “intend,” “may,” “might,” “on track,” “opportunity,” “plan,” “possible,” “potential,” “predict,” “project,” “seek,” “should,” “strive,” “sustain,” “synergy,” “target,” “will,” “would” and similar expressions may identify are intended to identify forward-looking statements, but the absence of these words does not mean that a statement is not forward-looking. These statements are based on management's current expectations and are subject to uncertainty and changes in circumstances and speak only as of the date hereof. These statements are not guarantees of future performance and are based on assumptions and estimates that could prove incorrect or could cause actual results to vary materially from those indicated.
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
•changes in the United States healthcare and regulatory environment, including changes that could impact prescription drug reimbursement under Medicare and Medicaid and declining reimbursement rates for pharmaceuticals;
•increasing governmental regulations regarding the pharmaceutical supply channel;
•continued federal and state government enforcement initiatives to detect and prevent suspicious orders of controlled substances and the diversion of controlled substances;
•continued prosecution or suit by federal and state governmental entities and other parties (including third-party payors, hospitals, hospital groups and individuals) of alleged violations of laws and regulations regarding controlled substances, and any related disputes, including shareholder derivative lawsuits;
•increased federal scrutiny and litigation, including qui tam litigation, for alleged violations of laws and regulations governing the marketing, sale, purchase and/or dispensing of pharmaceutical products or services, and associated reserves and costs;
•failure to comply with the Corporate Integrity Agreement;
•the outcome of any legal or governmental proceedings that may be instituted against us, including material adverse resolution of pending legal proceedings;
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
•the loss, bankruptcy or insolvency of a major supplier, or substantial defaults in payment, material reduction in purchases by or the loss, bankruptcy or insolvency of a major customer, including as a result of COVID-19;
•financial and other impacts of COVID-19 on our operations or business continuity;
•changes to the customer or supplier mix;
•malfunction, failure or breach of sophisticated information systems to operate as designed, and risks generally associated with cybersecurity;
•risks generally associated with data privacy regulation and the international transfer of personal data;
•financial and other impacts of macroeconomic and geopolitical trends and events, including the unfolding situation in Russia and Ukraine and its regional and global ramifications;
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
•declining economic conditions in the United States and abroad; and
•other economic, business, competitive, legal, tax, regulatory and/or operational factors affecting the Company’s business generally.
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

Executive Summary
    This executive summary provides highlights from the results of operations that follow:
•Revenue increased by $8.6 billion, or 17.4%, from the prior year quarter and $15.7 billion, or 15.4%, from the prior year six-month period primarily due to the June 2021 acquisition of Alliance Healthcare and growth across our businesses. The U.S. Healthcare Solutions segment grew its revenue by $2.8 billion, or 5.8%, from the prior year quarter and $4.2 billion, or 4.2%, from the prior six-month period primarily due to overall market growth principally driven by unit volume growth and increased sales to specialty physician practices, offset in part by a decline in sales of commercial COVID-19 treatments. Revenue in International Healthcare Solutions increased by $5.8 billion and $11.5 billion from the prior year quarter and six-month period, respectively, primarily due to the June 2021 acquisition of Alliance Healthcare;
•Total gross profit increased by $701.7 million, or 45.8%, from the prior year quarter and $1,309.8 million, or 43.9%, from the prior year six-month period. Gross profit was favorably impacted by increases of gross profit in International Healthcare Solutions of $556.8 million, or 280.0%, from the prior year quarter and $1,107.7 million, or 287.7%, from the prior year six-month period and increases in U.S. Healthcare Solutions of $148.0 million, or 11.3%, from the prior year quarter and $186.2 million, or 7.3%, from the prior year six-month period. Gross profit in International Healthcare Solutions increased from the prior year periods primarily due to the June 2021 acquisition of Alliance Healthcare. U.S. Healthcare Solutions' gross profit increased from the prior periods primarily due to overall revenue growth and fees earned relating to the distribution of government-owned COVID-19 treatments;
•Total operating expenses increased by $545.9 million, or 60.1%, compared to the prior year quarter and $1,056.8 million, or 58.3%, compared to the prior year six-month period, primarily as a result of increases in distribution, selling, and administrative expenses and depreciation and amortization expense compared to the prior year periods primarily due to the June 2021 acquisition of Alliance Healthcare;
•Operating income increased by $155.8 million, or 25.0%, from prior year quarter and $253.0 million, or 21.6%, from the prior year six-month period primarily due to the June 2021 acquisition of Alliance Healthcare and 11.4% and 6.4% operating income growth in the U.S. Healthcare Solutions segment compared to the prior year quarter and six-month period, respectively; and
•Our effective tax rates were 23.7% and 24.1% for the three and six months ended March 31, 2022, respectively. Our effective tax rates were 23.4% and 25.7% for the three and six months ended March 31, 2021, respectively. The effective tax rate for the three and six months ended March 31, 2022 was higher than the U.S. statutory rate primarily due to U.S. state income taxes as well as discrete tax expense associated with foreign valuation allowance adjustments, offset in part by the benefit of non-U.S. income taxed at rates lower than the U.S. statutory rate.

Results of Operations
Revenue

	Three months ended March 31,			Six months ended March 31,
(dollars in thousands)	2022	2021	Change	2022	2021	Change
U.S. Healthcare Solutions:
Human Health	$49,770,781	$47,037,182	5.8%	$101,552,910	$97,489,205	4.2%
Animal Health	1,171,982	1,128,405	3.9%	2,369,500	2,248,963	5.4%
Total U.S. Healthcare Solutions	50,942,763	48,165,587	5.8%	103,922,410	99,738,168	4.2%
International Healthcare Solutions:
Alliance Healthcare	5,609,472	—		11,166,143	—
Other Healthcare Solutions	1,168,219	989,032	18.1%	2,261,330	1,933,343	17.0%
Total International Healthcare Solutions	6,777,691	989,032	585.3%	13,427,473	1,933,343	594.5%
Intersegment eliminations	(1,008)	(448)		(1,627)	(784)
Revenue	$57,719,446	$49,154,171	17.4%	$117,348,256	$101,670,727	15.4%
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
Revenue increased by 17.4% and 15.4% from the prior year quarter and six-month period, respectively, primarily due to the June 2021 acquisition of Alliance Healthcare and growth across our businesses.
The U.S. Healthcare Solutions segment grew its revenue by $2.8 billion, or 5.8%, from the prior year quarter and $4.2 billion, or 4.2%, from the prior year six-month period primarily due to overall market growth principally driven by unit volume growth and increased sales to specialty physician practices, offset in part by a decline in sales of commercial COVID-19 treatments.
More specifically, the increase in the U.S. Healthcare Solutions segment revenue was largely attributable to the following (in billions):

	Three-month Period	Six-month Period
Increased sales to specialty physician practices	$0.8	$1.4
Decreased sales of commercial COVID-19 treatments	$(0.3)	$(1.3)
Increased sales to other customers	$2.3	$4.1
The International Healthcare Solutions segment grew its revenue by $5.8 billion, or 585.3%, from prior year quarter and $11.5 billion, or 594.5%, from the prior six-month period primarily due to the June 2021 acquisition of Alliance Healthcare.
A number of our contracts with customers, including group purchasing organizations, are typically subject to expiration each year. We may lose a significant customer if an existing contract with such customer expires without being extended, renewed, or replaced. During the six months ended March 31, 2022, no significant contracts expired. In January 2022, we extended our agreement with Express Scripts through September 2026. Over the next twelve months, there are no significant contracts scheduled to expire. Additionally, from time to time, significant contracts may be terminated in accordance with their terms or extended, renewed, or replaced prior to their expiration dates. If those contracts are extended, renewed, or replaced at less favorable terms, they may also negatively impact our revenue, results of operations, and cash flows.

Gross Profit

	Three months ended March 31,			Six months ended March 31,
(dollars in thousands)	2022	2021	Change	2022	2021	Change
U.S. Healthcare Solutions	$1,461,562	$1,313,608	11.3%	$2,740,115	$2,553,957	7.3%
International Healthcare Solutions	755,624	198,855	280.0%	1,492,751	385,009	287.7%
Gains from antitrust litigation settlements	1,835	—		1,835	—
LIFO credit	16,059	20,918		60,738	46,645
Gross profit	$2,235,080	$1,533,381	45.8%	$4,295,439	$2,985,611	43.9%
    Gross profit increased by $701.7 million, or 45.8%, from the prior year quarter and $1,309.8 million, or 43.9%, from the prior year six-month period. Gross profit in the current year periods was favorably impacted by increases in gross profit in International Healthcare Solutions and U.S. Healthcare Solutions.
U.S. Healthcare Solutions gross profit increased by $148.0 million, or 11.3%, from the prior year quarter and $186.2 million, or 7.3%, from the prior year six-month period primarily due to overall revenue growth and fees earned relating to the distribution of government-owned COVID-19 treatments. As a percentage of revenue, U.S. Healthcare Solutions' gross profit margin was 2.87% and 2.64% in the current year quarter and six-month period, respectively, a 14-basis point increase from prior year quarter and an 8-basis point increase from the prior year six-month period primarily due to fees earned relating to the distribution of government-owned COVID-19 treatments.
Gross profit in International Healthcare Solutions increased by $556.8 million, or 280.0%, from the prior year quarter and $1,107.7 million, or 287.7%, from prior year six-month period primarily due to the June 2021 acquisition of Alliance Healthcare.
Our cost of goods sold for interim periods includes a LIFO provision that is recorded ratably on a quarterly basis and is based on our estimated annual LIFO provision. The annual LIFO provision, which we estimate on a quarterly basis, is affected by manufacturer pricing practices, which may be impacted by market and other external influences, expected changes in inventory quantities, and product mix, many of which are difficult to predict. Changes to any of the above factors may have a material impact on our annual LIFO provision. The $14.1 million increase in the LIFO credit from the prior year six-month period is primarily due to higher generic pharmaceutical deflation, offset in part by inventory product mix.
Operating Expenses

	Three months ended March 31,			Six months ended March 31,
(dollars in thousands)	2022	2021	Change	2022	2021	Change
Distribution, selling, and administrative	$1,203,238	$730,081	64.8%	$2,373,348	$1,465,149	62.0%
Depreciation and amortization	175,290	100,797	73.9%	351,219	200,350	75.3%
Employee severance, litigation, and other	76,395	78,156		141,364	148,537
Impairment of assets	—	—		4,946	—
Total operating expenses	$1,454,923	$909,034	60.1%	$2,870,877	$1,814,036	58.3%
Distribution, selling, and administrative expenses increased by $473.2 million, or 64.8%, compared to the prior year quarter and $908.2 million, or 62.0%, compared to prior year six-month period primarily due to the June 2021 acquisition of Alliance Healthcare. As a percentage of revenue, distribution, selling, and administrative expenses were 2.08% and 2.02% in the current year quarter and six-month period, respectively, a 59-basis point increase compared to prior year quarter and a 58-basis point increase compared to the prior year six-month period. The increases were primarily due to the June 2021 acquisition of Alliance Healthcare.
Depreciation expense increased 28.2% and 28.7% from the prior year quarter and six-month period, respectively, primarily due to depreciation of property and equipment originating from the June 2021 acquisition of Alliance Healthcare. Amortization expense increased 208.7% compared to the prior year quarter and increased 211.2% compared to the prior year six-month period primarily due to amortization of intangible assets originating from the June 2021 acquisition of Alliance Healthcare.

Employee severance, litigation, and other in the three months ended March 31, 2022 included $22.3 million of litigation costs related to legal fees in connection with opioid lawsuits and investigations, a $29.8 million accrual related to opioid litigation settlements, $11.8 million of acquisition-related deal and integration costs primarily related to the integration of Alliance Healthcare, $6.3 million of severance costs, $3.9 million related to business transformation efforts, and $2.3 million of other restructuring initiatives. Employee severance, litigation, and other in the three months ended March 31, 2021 included $24.9 million of litigation costs related to legal fees in connection with opioid lawsuits and investigations, a $17.1 million accrual related to opioid settlements, $23.6 million of acquisition-related deal and integration costs primarily related to the June 2021 acquisition of Alliance Healthcare, $10.6 million related to business transformation efforts, and $2.0 million of other restructuring initiatives.
Employee severance, litigation, and other in the six months ended March 31, 2022 included $48.1 million of litigation costs related to legal fees in connection with opioid lawsuits and investigations, a $36.6 million accrual related to opioid litigation settlements, $33.1 million of acquisition-related deal and integration costs primarily related to the integration of Alliance Healthcare, $8.6 million of other restructuring initiatives, $8.3 million related to business transformation efforts, and $6.6 million of severance costs. Employee severance, litigation, and other in the six months ended March 31, 2021 included $56.9 million of litigation costs related to legal fees in connection with opioid lawsuits and investigations, a $17.1 million accrual related to opioid settlements, $42.5 million of acquisition-related deal and integration costs primarily related to the June 2021 acquisition of Alliance Healthcare, $23.1 million related to business transformation efforts, and $8.9 million of other restructuring initiatives.
We recorded a $4.9 million loss on the remeasurement of a disposal group held for sale to fair value less cost to sell in Impairment of Assets in the six months ended March 31, 2022 (see Note 2 of the Notes to Consolidated Financial Statements).
Operating Income

	Three months ended March 31,			Six months ended March 31,
(dollars in thousands)	2022	2021	Change	2022	2021	Change
U.S. Healthcare Solutions	$729,542	$654,715	11.4%	$1,298,629	$1,220,642	6.4%
International Healthcare Solutions	187,068	51,843	260.8%	367,128	102,832	257.0%
Total segment operating income	916,610	706,558	29.7%	1,665,757	1,323,474	25.9%

Gains from antitrust litigation settlements	1,835	—		1,835	—
LIFO credit	16,059	20,918		60,738	46,645
Acquisition-related intangibles amortization	(77,952)	(24,973)		(157,458)	(50,007)
Employee severance, litigation, and other	(76,395)	(78,156)		(141,364)	(148,537)
Impairment of assets	—	—		(4,946)	—
Operating income	$780,157	$624,347	25.0%	$1,424,562	$1,171,575	21.6%
Segment operating income is evaluated before gains from antitrust litigation settlements; LIFO credit; acquisition-related intangibles amortization; employee severance, litigation, and other; and impairment of assets.
U.S. Healthcare Solutions' operating income increased by $74.8 million, or 11.4%, from the prior year quarter and $78.0 million, or 6.4%, from prior year six-month period primarily due to the increase in gross profit, as noted above, and was offset in part by increases in operating expenses. As a percentage of revenue, U.S. Healthcare Solutions' operating income margin was 1.43% and 1.25% in the quarter and six-month period ended March 31, 2022, respectively, and represented increases of 7 basis points and 3 basis points compared to the prior year quarter and six-month period, respectively, primarily due to fees earned relating to the distribution of government-owned COVID-19 treatments.
Operating income in International Healthcare Solutions increased by $135.2 million, or 260.8%, from the prior quarter and $264.3 million, or 257.0%, from the prior year six-month period primarily due to the June 2021 acquisition of Alliance Healthcare.

Other (Income) Loss, Net
We recorded a foreign currency loss of $2.7 million in the three months ended March 31, 2022 and foreign currency income of $2.6 million in the six months ended March 31, 2022 on the remeasurement of deferred tax assets relating to Swiss tax reform. We recorded foreign currency losses of $21.4 million and $7.3 million in the three and six months ended March 31, 2021, respectively, on the remeasurement of deferred tax assets relating to Swiss tax reform.
Interest Expense, Net
Interest expense, net and the respective weighted average interest rates in the three months ended March 31, 2022 and 2021 are as follows:

	2022		2021
(dollars in thousands)	Amount	Weighted Average Interest Rate	Amount	Weighted Average Interest Rate
Interest expense	$55,372	2.59%	$35,184	3.39%
Interest income	(2,456)	0.69%	(658)	0.10%
Interest expense, net	$52,916		$34,526
Interest expense, net and the respective weighted average interest rates in the six months ended March 31, 2022 and 2021 are as follows:

	2022		2021
(dollars in thousands)	Amount	Weighted Average Interest Rate	Amount	Weighted Average Interest Rate
Interest expense	$112,004	2.58%	$69,762	3.35%
Interest income	(5,716)	0.79%	(1,622)	0.10%
Interest expense, net	$106,288		$68,140
Interest expense, net increased by $18.4, or 53.3%, from the prior year quarter and $38.1 million, or 56.0%, from the prior year six-month period due to the issuance of our $1,525 million of 0.737% senior notes and $1,000 million of 2.700% senior notes in March 2021 and the $500 million variable-rate term loan that was issued in June 2021, all of which were used to finance a portion of the June 2021 acquisition of Alliance Healthcare, and the incremental interest expense associated with Alliance Healthcare's debt in certain countries, offset in part by the increase in interest income. The increase in interest income was primarily due to higher investment interest rates, offset in part by a lower average invested cash balances in the current year periods compared to the prior year periods.
Income Tax Expense
Our effective tax rates were 23.7% and 24.1% for the three and six months ended March 31, 2022, respectively. Our effective tax rates were 23.4% and 25.7% for the three and six months ended March 31, 2021, respectively. The effective tax rate for the three and six months ended March 31, 2022 were higher than the U.S. statutory rate primarily due to U.S. state income taxes as well as discrete tax expense associated with foreign valuation allowance adjustments, offset in part by the benefit of non-U.S. income taxed at rates lower than the U.S. statutory rate. The effective tax rate for the three and six months ended March 31, 2021 were higher than the U.S. statutory rate primarily due to the U.S. state income taxes. Our effective tax rate for the six months ended March 31, 2021 was also higher than the U.S. statutory rate due to discrete tax expense associated with the Swiss deferred tax asset, offset in part by discrete tax benefits resulting from the permanent shutdown of PharMEDium Healthcare Holdings, Inc.
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
Our primary ongoing cash requirements will be to finance working capital, fund the repayment of debt, fund the payment of interest on debt, fund the payment of dividends, fund purchases of our common stock, finance acquisitions, and fund capital expenditures and routine growth and expansion through new business opportunities. Future cash flows from operations and borrowings are expected to be sufficient to fund our ongoing cash requirements, including the opioid litigation payments that will be made over 18 years (see below).

Cash Flows
As of March 31, 2022 and September 30, 2021, our cash and cash equivalents held by foreign subsidiaries were $696.5 million and $725.4 million, respectively. We have the ability to repatriate the majority of our cash and cash equivalents held by our foreign subsidiaries without incurring significant additional taxes upon repatriation.
We have increased seasonal needs related to our inventory build during the December and March quarters that, depending on our cash balance, may require the use of our credit facilities to fund short-term capital needs. Our cash balances in the six months ended March 31, 2022 and 2021 were supplemented by intra-period credit facility borrowings to cover short-term working capital needs. The largest amount of intra-period borrowings under our revolving and securitization credit facilities that was outstanding at any one time during the six months ended March 31, 2022 and 2021 was $590.0 million and $12.1 million, respectively. We had $3,579.5 million and $31.3 million of cumulative intra-period borrowings that were repaid under our credit facilities during the six months ended March 31, 2022 and 2021, respectively.
During the six months ended March 31, 2022, our operating activities provided cash of $1,130.0 million in comparison to $449.2 million in the prior year period. Cash provided by operations during the six months ended March 31, 2022 was principally the result of the following:
•Net income of $1,004.7 million;
•An increase in accounts payable of $598.4 million primarily due to the increase in our inventory balances and the timing of scheduled payments to our suppliers;
•Positive non-cash items of $423.4 million, which is primarily comprised of depreciation expense of $194.4 million and amortization expense of $165.6 million, and was offset in part by:
◦An increase in accounts receivable of $527.5 million primarily due to an increase in sales and the timing of scheduled payments from our customers;
◦An increase in inventories of $215.5 million to support the increase in business volume and due to seasonal needs; and
◦A decrease in accrued expenses of $134.7 million.
During the six months ended March 31, 2021, our operating activities provided cash of $449.2 million. Cash provided by operations during the six months ended March 31, 2021 was principally the result of the following:
•Net income of $812.7 million;
•Positive non-cash items of $415.2 million, which is primarily comprised of depreciation of $154.7 million and a provision for deferred income taxes of $141.6 million, and was offset in part by:
◦An increase in inventories of $314.3 million to support the increase in business volume and due to seasonal needs;
◦An decrease in accounts payable of $292.6 million primarily driven by the timing of scheduled payments to suppliers, offset in part by our increase in inventory balances; and
◦An increase in accounts receivable of $193.8 million as a result of increased sales and the timing of payments from our customers.
We use days sales outstanding, days inventory on hand, and days payable outstanding to evaluate our working capital performance. The below financial metrics are calculated based upon a quarterly average and can be impacted by the timing of cash receipts and disbursements, which can vary significantly depending upon the day of the week on which the month ends.

	Three months ended March 31,		Six months ended March 31,
	2022	2021	2022	2021
Days sales outstanding	27.4	26.2	27.7	25.8
Days inventory on hand	28.9	30.4	28.5	29.0
Days payable outstanding	60.1	60.0	59.7	58.4
Our cash flows from operating activities can vary significantly from period to period based upon fluctuations in our period-end working capital account balances. Additionally, any changes to payment terms with a significant customer or manufacturer supplier could have a material impact to our cash flows from operations. The acquisition of Alliance Healthcare increased our days sales outstanding and days payable outstanding as it has longer payments terms with its customers and suppliers. Operating cash flows during the six months ended March 31, 2022 included $103.3 million of interest payments and $146.7 million of income tax payments, net of refunds. Operating cash flows during the six months ended March 31, 2021 included $66.9 million of interest payments and $16.6 million of income tax refunds, net of payments.

Capital expenditures in the six months ended March 31, 2022 and 2021 were $209.3 million and $151.6 million, respectively. Significant capital expenditures in the six months ended March 31, 2022 included investments in various technology initiatives, including technology investments at Alliance Healthcare. Significant capital expenditures in the six months ended March 31, 2021 included costs associated with facility expansions, various technology initiatives, including costs related to enhancing and upgrading our primary information technology operating systems.
We currently expect to invest approximately $500 million for capital expenditures during fiscal 2022. Larger 2022 capital expenditures will include investments relating to various technology initiatives, including technology investments at Alliance Healthcare.
Net cash used in investing activity in the six months ended March 31, 2022 included $124.2 million of costs to acquire companies, including $60.0 million that was paid to settle accrued consideration related to the Alliance Healthcare acquisition (see Note 2 of the Notes to Consolidated Financial Statements). Net cash used in investing activities in the six months ended March 31, 2021 included $162.6 million of costs for equity investments.
Net cash used in financing activities in the six months ended March 31, 2022 principally resulted from the repayment of our $250 million term loan and $197.9 million in cash dividends paid on our common stock. Net cash provided by financing activities in the six months ended March 31, 2021 principally resulted from proceeds from the issuance of $2,525 million of senior notes and $130.3 million of exercises of stock options, offset in part by the repayment of the $400 million Term Loan, $182.4 million in cash dividends paid on our common stock, and $82.2 million in purchases of our common stock.
Debt and Credit Facility Availability
The following table illustrates our debt structure as of March 31, 2022, including availability under the multi-currency revolving credit facility, the receivables securitization facility, the revolving credit note, the Alliance Healthcare debt, and the overdraft facility:

(in thousands)	Outstanding Balance	Additional Availability
Fixed-Rate Debt:
$1,525,000, 0.737% senior notes due 2023	$1,520,482	$—
$500,000, 3.400% senior notes due 2024	498,955	—
$500,000, 3.250% senior notes due 2025	498,008	—
$750,000, 3.450% senior notes due 2027	745,202	—
$500,000, 2.800% senior notes due 2030	495,043	—
$1,000,000, 2.700% senior notes due 2031	989,926	—
$500,000, 4.250% senior notes due 2045	495,054	—
$500,000, 4.300% senior notes due 2047	493,154	—
Nonrecourse debt	52,962	—
Total fixed-rate debt	5,788,786	—

Variable-Rate Debt:
Revolving credit note	—	75,000
Receivables securitization facility due 2024	350,000	1,100,000
Overdraft facility due 2024 (£10,000)	8,311	4,831
Multi-currency revolving credit facility due 2026	—	2,400,000
Alliance Healthcare debt	230,947	222,274
Nonrecourse debt	78,328	—
Total variable-rate debt	667,586	3,802,105
Total debt	$6,456,372	$3,802,105
We have a $2.4 billion multi-currency senior unsecured revolving credit facility ("Multi-Currency Revolving Credit Facility"), which is scheduled to expire in November 2026, with a syndicate of lenders. Interest on borrowings under the Multi-Currency Revolving Credit Facility accrues at specified rates based on our debt rating and ranges from 70 basis points to 112.5 basis points over CDOR/LIBOR/EURIBOR/Bankers Acceptance Stamping Fee, as applicable (101.5 basis points over CDOR/LIBOR/EURIBOR/Bankers Acceptance Stamping Fee as of March 31, 2022) and from 0 basis points to 12.5 basis points over the alternate base rate and Canadian prime rate, as applicable. We pay facility fees to maintain the availability under the Multi-Currency Revolving Credit Facility at specified rates based on our debt rating, ranging from 5 basis points to 12.5 basis points, annually, of the total commitment (11 basis points as of March 31, 2022). We may choose to repay or reduce our commitments under the Multi-Currency Revolving Credit Facility at any time. The Multi-Currency Revolving Credit Facility contains covenants, including compliance with a financial leverage ratio test, as well as others that impose limitations on, among other things, indebtedness of subsidiaries and asset sales, with which we were compliant as of March 31, 2022.
We have a commercial paper program whereby we may from time to time issue short-term promissory notes in an aggregate amount of up to $2.4 billion at any one time. Amounts available under the program may be borrowed, repaid, and re-borrowed from time to time. The maturities on the notes will vary, but may not exceed 365 days from the date of issuance. The notes will bear interest, if interest bearing, or will be sold at a discount from their face amounts. The commercial paper program does not increase our borrowing capacity as it is fully backed by our Multi-Currency Revolving Credit Facility. There were no borrowings outstanding under our commercial paper program as of March 31, 2022.
We have a $1,450 million receivables securitization facility ("Receivables Securitization Facility"), which is scheduled to expire in November 2024. We have available to us an accordion feature whereby the commitment on the Receivables Securitization Facility may be increased by up to $250 million, subject to lender approval, for seasonal needs during the December and March quarters. Interest rates are based on prevailing market rates for short-term commercial paper or LIBOR plus a program fee. We pay a customary unused fee at prevailing market rates, annually, to maintain the availability under the Receivables Securitization Facility. The Receivables Securitization Facility contains similar covenants to the Multi-Currency Revolving Credit Facility, with which we were compliant as of March 31, 2022.
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
In March 2022, we elected to repay in full the $250 million term loan that was scheduled to mature in June 2023.
Alliance Healthcare debt is comprised of uncommitted revolving credit facilities in various currencies with various rates. A vast majority of the outstanding borrowings were held in Egypt (which is 50% owned) as of March 31, 2022. These facilities are used to fund its working capital needs.
Nonrecourse debt is comprised of short-term and long-term debt belonging to the Brazil subsidiaries and is repaid solely from the Brazil subsidiaries' cash flows and such debt agreements provide that the repayment of the loans (and interest thereon) is secured solely by the capital stock, physical assets, contracts, and cash flows of the Brazil subsidiaries.
Share Purchase Programs and Dividends
In May 2020, our board of directors authorized a share repurchase program allowing us to purchase up to $500 million of our outstanding shares of common stock, subject to market conditions. During the six months ended March 31, 2022, we purchased $11.4 million of our common stock. As of March 31, 2022, we had $462.0 million of availability remaining under this program.
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
Commitments and Obligations
As discussed in Note 10 of the Notes to Consolidated Financial Statements, we have a $6.7 billion liability on our Consolidated Balance Sheet as of March 31, 2022 for litigation relating to our comprehensive opioid settlement as well as other opioid-related litigation. On July 21, 2021, it was announced that we and the two other national pharmaceutical distributors have negotiated a comprehensive settlement agreement that, if all conditions were satisfied, would result in the resolution of a substantial majority of opioid lawsuits filed by state and local governmental entities. Between July 2021 and April 2022, all conditions to the comprehensive settlement agreement were satisfied, and on April 2, 2022, the settlement agreement became effective, and includes 46 settling states, as well as over 98% by population of the subdivisions in the settling states. The settlement agreement requires us to pay approximately $5.9 billion over 18 years. Our estimated liability relating to non-settling states and subdivisions (including West Virginia subdivisions) and the Native American tribes is approximately $0.8 billion. The payment of the aforementioned litigation liability has not and is not expected to have an impact on our ability to pay dividends.

The following is a summary of our contractual obligations for future principal and interest payments on our debt, minimum rental payments on our noncancellable operating leases, and minimum payments on our other commitments as of March 31, 2022:

Payments Due by Period (in thousands)	Debt, Including Interest Payments	Operating Leases	Other Commitments	Total
Within 1 year	$1,993,160	$205,341	$145,722	$2,344,223
1-3 years	1,697,769	348,032	181,232	2,227,033
4-5 years	250,855	271,522	60,119	582,496
After 5 years	4,274,205	485,056	—	4,759,261
Total	$8,215,989	$1,309,951	$387,073	$9,913,013
The 2017 Tax Act requires a one-time transition tax to be recognized on historical foreign earnings and profits. We expect to pay $157.1 million, net of overpayments and tax credits, related to the transition tax as of March 31, 2022, which is payable in installments over a six-year period, and commenced in January 2021. The transition tax commitment is included in "Other Commitments" in the above table.
Our liability for uncertain tax positions was $538.1 million (including interest and penalties) as of March 31, 2022. This liability represents an estimate of tax positions that we have taken in our tax returns which may ultimately not be sustained upon examination by taxing authorities. Since the amount and timing of any future cash settlements cannot be predicted with reasonable certainty, the estimated liability has been excluded from the above contractual obligations table. Our liability for uncertain tax positions as of March 31, 2022 primarily includes an uncertain tax benefit related to the $6.7 billion legal accrual for litigation related to the distribution of prescription opioid pain medications, as disclosed in Note 10 of the Notes to Consolidated Financial Statements.
Market Risks
We have exposure to foreign currency and exchange rate risk from our non-U.S. operations. Our largest exposure to foreign exchange rates exists primarily with the U.K. Pound Sterling, the Euro, the Turkish Lira, the Egyptian Pound, the Brazilian Real, and the Canadian Dollar. With the June 2021 acquisition of Alliance Healthcare, our foreign currency and exchange rate risk increased; therefore, we now use forward contracts to hedge against the foreign currency exchange rate impact on certain intercompany receivable and payable balances. We may use derivative instruments to hedge our foreign currency exposure, but not for speculative or trading purposes. Revenue from our foreign operations during the six-month period ended March 31, 2022 was approximately 11% of our consolidated revenue.
We have market risk exposure to interest rate fluctuations relating to our debt. We manage interest rate risk by using a combination of fixed-rate and variable-rate debt. The amount of variable-rate debt fluctuates during the year based on our working capital requirements. We had $667.6 million of variable-rate debt outstanding as of March 31, 2022. We periodically evaluate financial instruments to manage our exposure to fixed and variable interest rates. However, there are no assurances that such instruments will be available in the combinations we want and/or on terms acceptable to us. There were no such financial instruments in effect as of March 31, 2022.
We also have market risk exposure to interest rate fluctuations relating to our cash and cash equivalents. We had $2,960.8 million in cash and cash equivalents as of March 31, 2022. The unfavorable impact of a hypothetical decrease in interest rates on cash and cash equivalents would be partially offset by the favorable impact of such a decrease on variable-rate debt. For every $100 million of cash invested that is in excess of variable-rate debt, a 10-basis point decrease in interest rates would increase our annual net interest expense by $0.1 million.
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
We have risks from other geopolitical trends and events, such as the Russia-Ukraine war. Although the long-term implications of Russia’s invasion of Ukraine are difficult to predict at this time, the financial impact of the conflict in the fiscal second quarter of 2022 was not material.

ITEM 3.  Quantitative and Qualitative Disclosures About Market Risk
The Company’s most significant market risks are the effects of foreign currency risk, changing interest rates, and changes in the price and volatility of the Company’s common stock. See the discussion on page 33 under the heading "Market Risks," which is incorporated by reference herein.
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
Changes in Internal Control over Financial Reporting
During the second quarter of fiscal 2022, there was no change in AmerisourceBergen Corporation’s internal control over financial reporting identified in connection with the evaluation required by Rule 13a-15(d) and 15d-15(d) of the Exchange Act that occurred during the quarter ended March 31, 2022 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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
The following table sets forth the number of shares purchased, the average price paid per share, the total number of shares purchased as part of publicly announced programs, and the approximate dollar value of shares that may yet be purchased under the programs during each month in the second quarter ended March 31, 2022. See Note 7, "Stockholders' Equity and Earnings per Share," contained in "Notes to Condensed Consolidated Financial Statements" in Part I, Item 1 of this Quarterly Report on Form 10-Q for additional information.

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Programs	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Programs
January 1 to January 31	—	$—	—	$473,380,878
February 1 to February 28	—	$—	—	$473,380,878
March 1 to March 31	83,480	$144.23	78,948	$461,986,227
Total	83,480		78,948
ITEM 3.  Defaults Upon Senior Securities
None.
ITEM 4.  Mine Safety Disclosures
Not applicable.
ITEM 5.  Other Information
On May 1, 2022, after a 19-year career with the Company, John G. Chou, the Company’s Executive Vice President and Special Advisor to the Chairman & CEO, retired as an executive officer and full-time employee. On August 18, 2021, the Company disclosed Mr. Chou’s plans to retire during fiscal 2022. Mr. Chou had served as the Company’s Chief Legal Officer until September 1, 2021. Mr. Chou will advise the Company on a part-time basis in fiscal 2022 in connection with the integration of the Alliance Healthcare businesses acquired in June 2021.

ITEM 6.  Exhibits

    (a)         Exhibits:

Exhibit Number	Description

10.1	AmerisourceBergen Corporation 2022 Omnibus Incentive Plan (incorporated by reference to Exhibit 10.1 to AmerisourceBergen Corporation's Current Report on Form 8-K filed on April 1, 2022).

10.2
Distributor Settlement Agreement, dated as of March 25, 2022, between and among the Settling States, the Settling Distributors, and the Participating Subdivisions (as defined therein) (incorporated by reference to Exhibit 10.1 to AmerisourceBergen Corporation's Current Report on Form 8-K/A filed on May 3, 2022).

31.1	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer.

31.2	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer.

32	Section 1350 Certifications of Chief Executive Officer and Chief Financial Officer.

101	Financial statements from the Quarterly Report on Form 10-Q of AmerisourceBergen Corporation for the quarter ended March 31, 2022, formatted in Inline Extensible Business Reporting Language (iXBRL): (i) the Consolidated Balance Sheets, (ii) the Consolidated Statements of Operations, (iii) the Consolidated Statements of Comprehensive Income, (iv) the Consolidated Statements of Changes in Stockholders' Equity, (v) the Consolidated Statements of Cash Flows, and (vi) the Notes to Consolidated Financial Statements.

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).

SIGNATURES

    Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

AMERISOURCEBERGEN CORPORATION

May 4, 2022	/s/ Steven H. Collis
Steven H. Collis
Chairman, President & Chief Executive Officer

May 4, 2022	/s/ James F. Cleary
James F. Cleary
Executive Vice President & Chief Financial Officer