Form 10-Q
period 2022-06-30
AMERISOURCEBERGEN CORP
filed 2022-08-03
CIK 1140859

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE QUARTERLY PERIOD ENDED June 30, 2022
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

The number of shares of common stock of AmerisourceBergen Corporation outstanding as of July 31, 2022 was 207,258,092.

AMERISOURCEBERGEN CORPORATION

PART I. FINANCIAL INFORMATION
ITEM I. Financial Statements (Unaudited)
AMERISOURCEBERGEN CORPORATION AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

(in thousands, except share and per share data)	June 30, 2022	September 30, 2021
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$3,034,233	$2,547,142
Accounts receivable, less allowances for returns and credit losses: $1,662,041 as of June 30, 2022 and $1,356,684 as of September 30, 2021	18,624,104	18,167,175
Inventories	15,823,360	15,368,352
Right to recover assets	1,565,883	1,271,557
Income tax receivable	127,976	221,875
Prepaid expenses and other	568,970	853,600
Assets held for sale	—	372,908
Total current assets	39,744,526	38,802,609

Property and equipment, net	2,104,765	2,162,961
Goodwill	8,632,124	9,030,531
Other intangible assets	4,607,974	5,256,927
Deferred income taxes	252,379	290,791
Other assets	1,831,862	1,793,986

TOTAL ASSETS	$57,173,630	$57,337,805

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$39,305,668	$38,009,954
Accrued expenses and other	2,427,076	2,856,405
Short-term debt	1,421,566	300,213
Liabilities held for sale	—	192,069
Total current liabilities	43,154,310	41,358,641

Long-term debt	4,640,131	6,383,711
Accrued income taxes	306,356	281,070
Deferred income taxes	1,612,325	1,685,296
Other liabilities	1,033,018	1,082,723
Accrued litigation liability	5,909,626	5,961,953
Commitments and contingencies (Note 10)

Stockholders’ equity:
Common stock, $0.01 par value - authorized, issued, and outstanding: 600,000,000 shares, 292,534,592 shares, and 207,860,757 shares as of June 30, 2022, respectively, and 600,000,000 shares, 290,722,533 shares, and 208,089,298 shares as of September 30, 2021, respectively	2,925	2,907
Additional paid-in capital	5,628,444	5,465,104
Retained earnings	2,779,357	1,670,513
Accumulated other comprehensive loss	(1,421,301)	(445,442)
Treasury stock, at cost: 84,673,835 shares as of June 30, 2022 and 82,633,235 shares as of September 30, 2021	(6,765,126)	(6,469,728)
Total AmerisourceBergen Corporation stockholders' equity	224,299	223,354
Noncontrolling interests	293,565	361,057
Total equity	517,864	584,411

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$57,173,630	$57,337,805
See notes to consolidated financial statements.

AMERISOURCEBERGEN CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Three months ended June 30,		Nine months ended June 30,
(in thousands, except per share data)	2022	2021	2022	2021
Revenue	$60,064,601	$53,405,695	$177,412,857	$155,076,422
Cost of goods sold	58,049,232	51,517,489	171,102,049	150,202,605
Gross profit	2,015,369	1,888,206	6,310,808	4,873,817
Operating expenses:
Distribution, selling, and administrative	1,212,152	913,414	3,585,500	2,378,563
Depreciation	97,189	82,320	289,272	231,535
Amortization	74,925	44,781	234,061	95,916
Employee severance, litigation, and other	67,870	226,964	209,234	375,501
Impairment of assets	—	—	4,946	—
Goodwill impairment	75,936	—	75,936	—
Operating income	487,297	620,727	1,911,859	1,792,302
Other (income) loss, net	(41,888)	(4,141)	(48,008)	4,901
Interest expense, net	52,862	51,338	159,150	119,478
Income before income taxes	476,323	573,530	1,800,717	1,667,923
Income tax expense	113,120	278,082	432,853	559,763
Net income	363,203	295,448	1,367,864	1,108,160
Net loss (income) attributable to noncontrolling interests	43,761	(3,326)	36,219	(5,926)
Net income attributable to AmerisourceBergen Corporation	$406,964	$292,122	$1,404,083	$1,102,234

Earnings per share:
Basic	$1.95	$1.42	$6.72	$5.37
Diluted	$1.92	$1.40	$6.63	$5.31

Weighted average common shares outstanding:
Basic	208,885	206,156	208,895	205,255
Diluted	211,738	208,912	211,633	207,679

Cash dividends declared per share of common stock	$0.46	$0.44	$1.38	$1.32

See notes to consolidated financial statements.

AMERISOURCEBERGEN CORPORATION AND SUBSIDIARIES
 CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited)

	Three months ended June 30,		Nine months ended June 30,
(in thousands)	2022	2021	2022	2021
Net income	$363,203	$295,448	$1,367,864	$1,108,160
Other comprehensive loss
Foreign currency translation adjustments	(438,937)	(154,075)	(1,011,180)	(114,136)
Other, net	8,704	—	7,727	—
Total other comprehensive loss	(430,233)	(154,075)	(1,003,453)	(114,136)
Total comprehensive (loss) income	(67,030)	141,373	364,411	994,024
Comprehensive loss (income) attributable to noncontrolling interests	58,512	(13,241)	63,813	(16,198)
Comprehensive (loss) income attributable to AmerisourceBergen Corporation	$(8,518)	$128,132	$428,224	$977,826

See notes to consolidated financial statements.

AMERISOURCEBERGEN CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
(Unaudited)

(in thousands, except per share data)	Common Stock	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Treasury Stock	Noncontrolling Interests	Total
March 31, 2022	$2,924	$5,599,819	$2,469,709	$(1,005,819)	$(6,516,324)	$355,756	$906,065
Net income (loss)	—	—	406,964	—	—	(43,761)	363,203
Other comprehensive loss	—	—	—	(415,482)	—	(14,751)	(430,233)
Cash dividends, $0.46 per share	—	—	(97,316)	—	—	—	(97,316)
Exercises of stock options	1	10,980	—	—	—	—	10,981
Share-based compensation expense	—	14,395	—	—	—	—	14,395
Purchases of common stock	—	—	—	—	(248,729)	—	(248,729)
Employee tax withholdings related to restricted share vesting	—	—	—	—	(73)	—	(73)
Alliance Healthcare purchase accounting adjustment	—	—	—	—	—	6,900	6,900
Sale of a business	—	—	—	—	—	(3,544)	(3,544)
Other	—	3,250	—	—	—	(7,035)	(3,785)
June 30, 2022	$2,925	$5,628,444	$2,779,357	$(1,421,301)	$(6,765,126)	$293,565	$517,864

(in thousands, except per share data)	Common Stock	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Treasury Stock	Noncontrolling Interests	Total
March 31, 2021	$2,900	$5,278,379	$1,124,976	$(69,248)	$(6,618,763)	$178,974	$(102,782)
Net income	—	—	292,122	—	—	3,326	295,448
Other comprehensive (loss) income	—	—	—	(163,990)	—	9,915	(154,075)
Cash dividends, $0.44 per share	—	—	(91,676)	—	—	—	(91,676)
Exercises of stock options	3	33,968	—	—	—	—	33,971
Share-based compensation expense	—	14,355	—	—	—	—	14,355
Equity consideration issued for acquisition of Alliance Healthcare	—	86,089	—	—	149,052	—	235,141
Acquisition of Alliance Healthcare	—	—	—	—	—	178,264	178,264
Other	—	(205)	—	—	—	—	(205)
June 30, 2021	$2,903	$5,412,586	$1,325,422	$(233,238)	$(6,469,711)	$370,479	$408,441

See notes to consolidated financial statements.

AMERISOURCEBERGEN CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
(Unaudited)

(in thousands, except per share data)	Common Stock	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Treasury Stock	Noncontrolling Interests	Total
September 30, 2021	$2,907	$5,465,104	$1,670,513	$(445,442)	$(6,469,728)	$361,057	$584,411
Net income (loss)	—	—	1,404,083	—	—	(36,219)	1,367,864
Other comprehensive loss	—	—	—	(975,859)	—	(27,594)	(1,003,453)
Cash dividends, $1.38 per share	—	—	(295,239)	—	—	—	(295,239)
Exercises of stock options	9	83,945	—	—	—	—	83,954
Share-based compensation expense	—	76,960	—	—	—	—	76,960
Purchases of common stock	—	—	—	—	(260,125)	—	(260,125)
Employee tax withholdings related to restricted share vesting	—	—	—	—	(35,273)	—	(35,273)
Alliance Healthcare purchase accounting adjustment	—	—	—	—	—	6,900	6,900
Sale of a business	—	—	—		—	(3,544)	(3,544)
Other	9	2,435	—		—	(7,035)	(4,591)
June 30, 2022	$2,925	$5,628,444	$2,779,357	$(1,421,301)	$(6,765,126)	$293,565	$517,864

(in thousands, except per share data)	Common Stock	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Treasury Stock	Noncontrolling Interests	Total
September 30, 2020	$2,878	$5,081,776	$518,335	$(108,830)	$(6,513,083)	$179,288	$(839,636)
Adoption of ASC 326, net of tax	—	—	(21,106)	—	—	(2,988)	(24,094)
Net income	—	—	1,102,234	—	—	5,926	1,108,160
Other comprehensive (loss) income	—	—	—	(124,408)	—	10,272	(114,136)
Cash dividends, $1.32 per share	—	—	(274,041)	—	—	—	(274,041)
Exercises of stock options	18	164,279	—	—	—	—	164,297
Share-based compensation expense	—	81,465	—	—	—	—	81,465
Purchases of common stock	—	—	—	—	(82,150)	—	(82,150)
Employee tax withholdings related to restricted share vesting	—	—	—	—	(23,530)	—	(23,530)
Equity consideration issued for acquisition of Alliance Healthcare	—	86,089	—	—	149,052	—	235,141
Acquisition of Alliance Healthcare	—	—	—	—	—	178,264	178,264
Other	7	(1,023)	—	—	—	(283)	(1,299)
June 30, 2021	$2,903	$5,412,586	$1,325,422	$(233,238)	$(6,469,711)	$370,479	$408,441

See notes to consolidated financial statements.

AMERISOURCEBERGEN CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Nine months ended June 30,
(in thousands)	2022	2021
OPERATING ACTIVITIES
Net income	$1,367,864	$1,108,160
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation, including amounts charged to cost of goods sold	292,325	237,854
Amortization, including amounts charged to interest expense	243,241	102,635
Provision for credit losses	20,123	13,533
Provision for deferred income taxes	57,063	303,637
Share-based compensation expense	76,960	81,465
LIFO credit	(37,669)	(160,565)
Goodwill impairment	75,936	—
Gain on sale of businesses	(59,973)	—
Turkey highly inflationary impact	33,424	—
Other, net	3,198	21,394
Changes in operating assets and liabilities, excluding the effects of acquisitions and divestitures:
Accounts receivable	(1,550,962)	(116,845)
Inventories	(712,849)	(594,708)
Income taxes receivable	93,899	234,362
Prepaid expenses and other assets	59,694	86,540
Accounts payable	2,074,612	242,419
Accrued expenses and other liabilities	(445,941)	24,555
Long-term accrued litigation liability	(52,327)	72,333
NET CASH PROVIDED BY OPERATING ACTIVITIES	1,538,618	1,656,769
INVESTING ACTIVITIES
Capital expenditures	(322,732)	(273,407)
Cost of acquired companies, net of cash acquired	(124,158)	(5,536,717)
Cost of equity investments	—	(162,620)
Proceeds from the sale of businesses	258,082	—
Other, net	(4,899)	2,516
NET CASH USED IN INVESTING ACTIVITIES	(193,707)	(5,970,228)
FINANCING ACTIVITIES
Senior notes and other loan borrowings	155,189	3,165,184
Senior notes and other loan repayments	(827,894)	(550,345)
Borrowings under revolving and securitization credit facilities	4,323,963	4,617,858
Repayments under revolving and securitization credit facilities	(4,227,561)	(4,612,382)
Purchases of common stock	(248,422)	(82,150)
Exercises of stock options	83,954	164,297
Cash dividends on common stock	(295,239)	(274,041)
Employee tax withholdings related to restricted share vesting	(35,273)	(23,530)
Other, net	(8,036)	(7,435)
NET CASH (USED IN) PROVIDED BY FINANCING ACTIVITIES	(1,079,319)	2,397,456
EFFECT OF EXCHANGE RATE CHANGES ON CASH, CASH EQUIVALENTS, AND RESTRICTED CASH	(33,056)	—
INCREASE (DECREASE) IN CASH, CASH EQUIVALENTS, AND RESTRICTED CASH, INCLUDING CASH CLASSIFIED WITHIN ASSETS HELD FOR SALE	232,536	(1,916,003)
LESS: INCREASE IN CASH CLASSIFIED WITHIN ASSETS HELD FOR SALE	(610)	—
INCREASE (DECREASE) IN CASH, CASH EQUIVALENTS, AND RESTRICTED CASH	231,926	(1,916,003)
Cash, cash equivalents, and restricted cash at beginning of period	3,070,128	4,597,746
CASH, CASH EQUIVALENTS, AND RESTRICTED CASH AT END OF PERIOD	$3,302,054	$2,681,743
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
The accompanying unaudited consolidated financial statements have been prepared in conformity with U.S. generally accepted accounting principles ("GAAP") for interim financial information and in accordance with the instructions to Form 10-Q, and Rule 10-01 of Regulation S-X. In the opinion of management, all adjustments (consisting only of normal recurring accruals, except as otherwise disclosed herein) considered necessary to present fairly the financial position as of June 30, 2022 and the results of operations and cash flows for the interim periods ended June 30, 2022 and 2021 have been included. Certain information and footnote disclosures normally included in financial statements presented in accordance with U.S. GAAP, but which are not required for interim reporting purposes, have been omitted. The accompanying unaudited consolidated financial statements should be read in conjunction with the financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the fiscal year ended September 30, 2021.
The preparation of financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect amounts reported in the financial statements and accompanying notes. Actual amounts could differ from these estimated amounts. Certain reclassifications have been made to prior-period amounts in order to conform to the current year presentation.
Restricted Cash
The Company is required to maintain certain cash deposits with banks mainly consisting of deposits restricted under contractual agency agreements and cash restricted by law and other obligations. Restricted cash includes $52.9 million and $288.4 million held in escrow related to an opioid-related legal settlement as of June 30, 2022 and September 30, 2021, respectively.
The following represents a reconciliation of cash and cash equivalents in the Consolidated Balance Sheets to cash, cash equivalents, and restricted cash used in the Consolidated Statements of Cash Flows:

(amounts in thousands)	June 30, 2022	September 30, 2021	June 30, 2021	September 30, 2020
	(unaudited)		(unaudited)
Cash and cash equivalents	$3,034,233	$2,547,142	$2,553,217	$4,597,746
Restricted cash (included in Prepaid Expenses and Other)	207,722	462,986	128,526	—
Restricted cash (included in Other Assets)	60,099	60,000	—	—
Cash, cash equivalents, and restricted cash	$3,302,054	$3,070,128	$2,681,743	$4,597,746
Recently Adopted Accounting Pronouncements
In December 2019, the FASB issued ASU No. 2019-12, "Income Taxes (Topic 740): Simplifying the Accounting for Income Taxes" ("ASU 2019-12"). ASU 2019-12 removes certain exceptions to the general principles in Accounting Standards Codification ("ASC") 740 in order to reduce the cost and complexity of its application. ASU 2019-12 was effective for annual reporting periods beginning after December 15, 2020, including interim periods within those fiscal years, with certain amendments applied on a modified retrospective basis, with a cumulative-effect adjustment to retained earnings as of the beginning of the fiscal year of adoption, and others prospectively.
The Company adopted ASU No. 2019-12 as of October 1, 2021. The adoption of ASU No. 2019-12 had no impact on the Company's financial statements and is not expected to have a material impact on its results of operations or cash flows.
As of June 30, 2022, there were no other recently-issued accounting standards that could have a material impact on the Company’s financial position, results of operations, cash flows, or notes to the financial statements upon their adoption.

New Reporting Structure
The Company undertook a strategic evaluation of its reporting structure to reflect its expanded international presence as a result of the June 2021 acquisition of Alliance Healthcare. As a result of this review, beginning in the first quarter of fiscal 2022, the Company re-aligned its reporting structure under two reportable segments: U.S. Healthcare Solutions and International Healthcare Solutions. U.S. Healthcare Solutions consists of the legacy Pharmaceutical Distribution Services reportable segment (excluding Profarma), MWI Animal Health, Xcenda, Lash Group, and ICS 3PL. International Healthcare Solutions consists of Alliance Healthcare, World Courier, Innomar, Profarma, and Profarma Specialty (until it was divested in June 2022). Profarma had previously been included in the Pharmaceutical Distribution Services reportable segment. The Company's previously reported segment results have been revised to conform to its re-aligned reporting structure. Refer to Note 13 for the Company's segment results under the new reporting structure.
Turkey Highly Inflationary Impact
During the quarter ended March 31, 2022, Turkey became a highly inflationary economy, as defined under U.S. GAAP. As a result, effective April 1, 2022, and until such time as the applicable economy is no longer considered highly inflationary, the financial statements of the Company's Alliance Healthcare Turkish subsidiary are remeasured using the Company's reporting currency in accordance with ASC 830, "Foreign Currency Matters." Turkish Lira-denominated monetary assets and liabilities (i.e., cash, accounts receivables, and accounts payables) are remeasured at each balance sheet date using the currency exchange rate then in effect, with currency remeasurement gains and losses recognized in Other (Income) Loss, Net in the Statement of Operations. Turkish Lira-denominated nonmonetary assets and liabilities (i.e., inventories, goodwill, and other intangible assets) are translated at the currency exchange rate in effect prior to highly inflation accounting commencement or at the exchange rate in effect at their date of acquisition if subsequent to April 1, 2022. As such, nonmonetary assets and liabilities retain a higher historical basis when currencies are devalued. This higher historical basis results in incremental expense being recognized when nonmonetary assets are consumed (i.e., sale of inventory). During the three months ended June 30, 2022, the Company recorded an expense of $27.6 million in Cost of Goods Sold related to the consumption of inventory and an expense of $5.8 million in Other (Income) Loss, Net related to the remeasurement of monetary assets and liabilities.
Note 2.  Acquisition and Assets and Liabilities Held for Sale
Acquisition
On June 1, 2021, the Company acquired a majority of Walgreens Boots Alliance, Inc.'s ("WBA") Alliance Healthcare businesses ("Alliance Healthcare") for $6,662.0 million in cash, $229.1 million of the Company's common stock (2 million shares at the Company's June 1, 2021 opening stock price of $114.54 per share), and $6.1 million of other equity consideration. The net cash payment was $5,596.7 million, as the Company acquired $922.0 million of cash and cash equivalents and $143.3 million of restricted cash. The shares issued were from the Company's treasury stock on a first-in, first-out basis and were originally purchased for $149.1 million. In the nine months ended June 30, 2022, the Company's previous estimate of $96.9 million of accrued consideration was settled for $60.0 million, which resulted in a $36.9 million reduction to Goodwill. The $60.0 million cash payment is included in the total $6,662.0 million cash consideration. The Company funded the cash purchase price through a combination of cash on hand and new debt financing. The acquisition expands the Company's reach and solutions in pharmaceutical distribution and adds to the Company's depth and breadth of global manufacturer services.
The Company completed the purchase price allocation as of June 1, 2022 and recorded purchase accounting adjustments that reduced working capital account balances by $102.7 million, increased the corresponding deferred tax assets by $63.0 million, and decreased other assets by $13.3 million, which resulted in a $53.0 million increase to Goodwill. There were no measurement period adjustments recorded to the previously-reported opening balance sheet that would have had a material impact on the Company's previously-reported results of operations had those adjustments been recorded in the previous reporting periods. The final purchase price has been allocated to the underlying assets acquired and liabilities assumed based upon their estimated fair values at the date of the acquisition in the table that follows:

(in thousands)
Consideration
Cash	$6,662,020
Equity (2 million shares of AmerisourceBergen Corporation common stock)	229,080
Other equity consideration	6,061
Fair value of total consideration	$6,897,161

Recognized amounts of identifiable assets acquired and liabilities assumed
Cash and cash equivalents	$921,995
Accounts receivable	3,628,056
Inventories	1,647,330
Prepaid expenses and other	355,030
Property and equipment	634,220
Goodwill	2,496,338
Other intangible assets	3,735,000
Deferred income taxes	33,922
Other assets	534,393
Total assets acquired	13,986,284

Accounts payable	(4,618,807)
Accrued expenses and other	(765,463)
Short-term debt	(353,420)
Deferred income taxes	(760,937)
Other liabilities	(405,332)
Total liabilities assumed	(6,903,959)

Net assets acquired	7,082,325

Noncontrolling interest	(185,164)
Equity consideration	(235,141)
Cash acquired, including restricted cash of $143,308 included in Prepaid Expenses and Other	(1,065,303)
Net cash paid	$5,596,717
The fair value of the intangible assets acquired of $3.7 billion and the useful lives are as follows:

(in thousands, except useful lives)	Fair Value	Weighted-Average Useful Life
Customer relationships	$3,327,000	18
Trade names	408,000	11
Total	$3,735,000
Goodwill resulting from this acquisition is not deductible for income tax purposes.
The fair value of the $185.2 million noncontrolling interest in Alliance Healthcare Egypt, a 50%-owned subsidiary, was estimated by applying income and market-based approaches. This fair value measurement is based on inputs that are not observable in the market and, therefore, represents a fair value measurement categorized within Level 3 of the fair value hierarchy.
The Company incurred $90.9 million of acquisition-related costs in connection with this acquisition. These costs were recognized in Employee Severance, Litigation, and Other in the Company's Statements of Operations in the fiscal year ended September 30, 2021.

Assets and Liabilities Held for Sale
The Company entered into agreements in the fourth quarter of fiscal 2021 to sell two of its non-core subsidiaries. In connection with entering into these agreements, the Company concluded that both disposal groups met the held for sale criteria and classified their assets and liabilities as held for sale as of September 30, 2021. One disposal group was included within the U.S. Healthcare Solutions reportable segment and the other disposal group was included within the International Healthcare Solutions reportable segment.
In connection with the held for sale classification, the Company recorded a $16.3 million loss on the remeasurement of the disposal group held for sale in the U.S. Healthcare Solutions reportable segment to fair value less cost to sell, $4.9 million of which was recorded in Impairment of Assets on its Consolidated Statement of Operations for the nine months ended June 30, 2022. The Company previously recorded a loss of $11.3 million in fiscal 2021. The Company completed the sales of the disposal groups in the fiscal quarter ended June 30, 2022 and received total proceeds of $253.1 million, subject to final working capital adjustments. In connection with the sales of these disposal groups, the Company recorded a gain of $56.2 million, which is included in Other (Income) Loss, Net in the Company's Consolidated Statements of Operations.
Total assets and liabilities of the combined disposal groups held for sale on the Consolidated Balance Sheet for the period indicated were comprised of the following:

(in thousands)	September 30, 2021
Cash and cash equivalents	$1,751
Accounts receivables, less allowance for credit losses	182,077
Inventories	123,424
Prepaid expenses and other	11,258
Property and equipment	3,084
Goodwill	31,903
Other intangible assets	22,923
Other assets	7,812
Loss on the remeasurement of disposal group held for sale to fair value less cost to sell	(11,324)
Total assets held for sale	$372,908

Accounts payable	$173,104
Accrued expenses and other	7,234
Short-term debt	4,225
Long-term debt	50
Deferred income taxes	5,857
Other liabilities	1,599
Total liabilities held for sale	$192,069

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
The following assets and liabilities of Profarma are included in the Company's Consolidated Balance Sheets:

(in thousands)	June 30, 2022	September 30, 2021
Cash and cash equivalents	$23,069	$33,699
Accounts receivables, net	189,121	148,485
Inventories	239,521	168,229
Prepaid expenses and other	67,361	62,545
Property and equipment, net	35,480	31,920
Goodwill (see Note 5)	—	75,936
Other intangible assets	67,627	70,840
Other long-term assets	88,588	74,177
Total assets	$710,767	$665,831

Accounts payable	$195,346	$162,768
Accrued expenses and other	51,263	38,477
Short-term debt	112,916	64,215
Long-term debt	73,736	52,613
Deferred income taxes	23,752	37,041
Other long-term liabilities	56,635	57,945
Total liabilities	$513,648	$413,059
Profarma's assets can only be used to settle its obligations, and its creditors do not have recourse to the general credit of the Company.
Note 4.  Income Taxes
The Company files income tax returns in U.S. federal, state, and various foreign jurisdictions. As of June 30, 2022, the Company had unrecognized tax benefits, defined as the aggregate tax effect of differences between tax return positions and the benefits recognized in the Company’s financial statements, of $543.2 million ($473.5 million, net of federal benefit). If recognized, $455.3 million of these tax benefits would have reduced income tax expense and the effective tax rate. Included in this amount is $21.3 million of interest and penalties, which the Company records in Income Tax Expense in the Company's Consolidated Statements of Operations. In the nine months ended June 30, 2022, unrecognized tax benefits increased by $20.4 million. Over the next 12 months, it is reasonably possible that tax authority audit resolutions and the expiration of statutes of limitations could result in a reduction of unrecognized tax benefits of approximately $2.9 million.
The Company's effective tax rates were 23.7% and 24.0% for the three and nine months ended June 30, 2022, respectively. The Company's effective tax rates were 48.5% and 33.6% for the three and nine months ended June 30, 2021, respectively. The effective tax rates for the three and nine months ended June 30, 2022 were higher than the U.S. statutory rate primarily due to U.S. state income taxes as well as discrete tax expense associated with foreign valuation allowance adjustments, offset in part by the benefit of non-U.S. income taxed at rates lower than the U.S. statutory rate. The effective tax rates in the three and nine months ended June 30, 2021 were higher than the U.S. statutory rate primarily due to UK Tax Reform.

Note 5.  Goodwill and Other Intangible Assets
In connection with the change in the Company's reporting structure that is discussed in Note 1, the Company reallocated goodwill among the impacted reporting units using a relative fair value approach and assessed impairment before and after goodwill was reallocated. The following is a summary of the changes in the carrying value of goodwill, by reportable segment, for the nine months ended June 30, 2022:

(in thousands)	U. S. Healthcare Solutions	International Healthcare Solutions	Total
Goodwill as of September 30, 2021 (as revised)	$6,260,374	$2,770,157	$9,030,531
Purchase accounting adjustments	—	27,186	27,186
Goodwill recognized in connection with acquisition	18,409	—	18,409
Goodwill derecognized in connection with disposal	(1,224)	—	(1,224)
Goodwill impairment	—	(75,936)	(75,936)
Foreign currency translation	(2,662)	(364,180)	(366,842)
Goodwill as of June 30, 2022	$6,274,897	$2,357,227	$8,632,124
As a result of a prolonged decline in Profarma’s stock price, the Company performed an impairment assessment over the Profarma reporting unit as of June 30, 2022 and recorded a goodwill impairment of $75.9 million in the three months ended June 30, 2022. The Company determined the fair value of the Profarma reporting unit based upon Profarma’s publicly-traded stock price, plus an estimated control premium. This represents a level 2 nonrecurring fair value measurement.
In connection with the Profarma impairment assessment, the Company first performed a recoverability assessment of Profarma’s long-lived assets by comparing the undiscounted cash flows to the carrying value of the Profarma asset group, and it was determined to be recoverable. However, the forecasted undiscounted cash flows used to perform the recoverability assessment are inherently uncertain and include assumptions that could differ from actual results in future periods.
The following is a summary of other intangible assets:

	June 30, 2022				September 30, 2021
(in thousands)	Weighted Average Remaining Useful Life	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Indefinite-lived trade names		$668,085	$—	$668,085	$668,119	$—	$668,119
Finite-lived:
Customer relationships	16 years	4,420,018	(884,950)	3,535,068	4,838,549	(718,750)	4,119,799
Trade names and other	11 years	568,811	(163,990)	404,821	609,050	(140,041)	469,009
Total other intangible assets		$5,656,914	$(1,048,940)	$4,607,974	$6,115,718	$(858,791)	$5,256,927
The decreases in the gross amounts of finite-lived intangible assets since September 30, 2021 were primarily due to foreign currency translation.
Amortization expense for finite-lived intangible assets was $74.9 million and $44.8 million in the three months ended June 30, 2022 and 2021, respectively. Amortization expense for finite-lived intangible assets was $234.1 million and $95.9 million in the nine months ended June 30, 2022 and 2021, respectively. Amortization expense for finite-lived intangible assets is estimated to be $306.6 million in fiscal 2022, $288.5 million in fiscal 2023, $287.2 million in fiscal 2024, $286.2 million in fiscal 2025, $282.0 million in fiscal 2026, and $2,723.5 million thereafter.

Note 6.  Debt
Debt consisted of the following:

(in thousands)	June 30, 2022	September 30, 2021
Revolving credit note	$—	$—
Money market facility	—	—
Receivables securitization facility due 2024	350,000	350,000
Term loan due in June 2023	—	249,640
Overdraft facility due 2024 (£10,000)	7,273	—
Multi-currency revolving credit facility due 2026	—	—
0.737% senior notes due 2023	1,021,611	1,518,223
$500,000, 3.400% senior notes due 2024	499,075	498,714
$500,000, 3.250% senior notes due 2025	498,178	497,669
$750,000, 3.450% senior notes due 2027	745,412	744,781
$500,000, 2.800% senior notes due 2030	495,195	494,738
$1,000,000, 2.700% senior notes due 2031	990,206	989,366
$500,000, 4.250% senior notes due 2045	495,108	494,946
$500,000, 4.300% senior notes due 2047	493,221	493,021
Alliance Healthcare debt	279,766	235,998
Nonrecourse debt	186,652	116,828
Total debt	6,061,697	6,683,924
Less AmerisourceBergen Corporation current portion	1,028,884	—
Less Alliance Healthcare current portion	279,766	235,998
Less nonrecourse current portion	112,916	64,215
Total, net of current portion	$4,640,131	$6,383,711
Multi-Currency Revolving Credit Facility
    The Company has a $2.4 billion multi-currency senior unsecured revolving credit facility ("Multi-Currency Revolving Credit Facility") with a syndicate of lenders, which is scheduled to expire in November 2026. Interest on borrowings under the Multi-Currency Revolving Credit Facility accrues at specified rates based on the Company’s debt rating and ranges from 70 basis points to 112.5 basis points over CDOR/LIBOR/EURIBOR/Bankers Acceptance Stamping Fee, as applicable (101.5 basis points over CDOR/LIBOR/EURIBOR/Bankers Acceptance Stamping Fee as of June 30, 2022) and from 0 basis points to 12.5 basis points over the alternate base rate and Canadian prime rate, as applicable. The Company pays facility fees to maintain the availability under the Multi-Currency Revolving Credit Facility at specified rates based on its debt rating, ranging from 5 basis points to 12.5 basis points, annually, of the total commitment (11 basis points as of June 30, 2022). The Company may choose to repay or reduce its commitments under the Multi-Currency Revolving Credit Facility at any time. The Multi-Currency Revolving Credit Facility contains covenants, including compliance with a financial leverage ratio test, as well as others that impose limitations on, among other things, indebtedness of subsidiaries and asset sales, with which the Company was compliant as of June 30, 2022.
Commercial Paper Program
    The Company has a commercial paper program whereby it may from time to time issue short-term promissory notes in an aggregate amount of up to $2.4 billion at any one time. Amounts available under the program may be borrowed, repaid, and re-borrowed from time to time. The maturities on the notes will vary, but may not exceed 365 days from the date of issuance. The notes will bear interest, if interest bearing, or will be sold at a discount from their face amounts. The commercial paper program does not increase the Company’s borrowing capacity as it is fully backed by the Company’s Multi-Currency Revolving Credit Facility. There were no borrowings outstanding under the commercial paper program as of June 30, 2022.

Receivables Securitization Facility
The Company has a $1,450 million receivables securitization facility ("Receivables Securitization Facility"), which is scheduled to expire in November 2024. The Company has available to it an accordion feature whereby the commitment on the Receivables Securitization Facility may be increased by up to $250 million, subject to lender approval, for seasonal needs during the December and March quarters. Interest rates are based on prevailing market rates for short-term commercial paper or LIBOR, plus a program fee. The Company pays a customary unused fee at prevailing market rates, annually, to maintain the availability under the Receivables Securitization Facility. The Receivables Securitization Facility contains similar covenants to the Multi-Currency Revolving Credit Facility, with which the Company was compliant as of June 30, 2022.
Revolving Credit Note, Overdraft Facility, and Money Market Facility
    The Company has an uncommitted, unsecured line of credit available to it pursuant to a revolving credit note ("Revolving Credit Note"). The Revolving Credit Note provides the Company with the ability to request short-term unsecured revolving credit loans from time to time in a principal amount not to exceed $75 million. The Revolving Credit Note may be decreased or terminated by the bank or the Company at any time without prior notice. The Company also has a £10 million uncommitted U.K. overdraft facility ("Overdraft Facility"), which expires in February 2024, to fund short-term normal trading cycle fluctuations related to its MWI Animal Health business. The Company has an uncommitted, unsecured line of credit available to it pursuant to a money market credit agreement ("Money Market Facility"). The Money Market Facility provides the Company with the ability to request short-term unsecured revolving credit loans from time to time in a principal amount not to exceed $100 million. The Money Market Facility may be decreased or terminated by the bank or the Company at any time without prior notice.
Term Loan
In March 2022, the Company elected to repay in full the $250 million term loan that was scheduled to mature in June 2023.
Senior Notes
In June 2022, the Company elected to repay $500 million of the original $1.5 billion, 0.737% senior notes. The remaining senior notes balance of $1.0 billion is due in March 2023.
Alliance Healthcare Debt
Alliance Healthcare debt is comprised of uncommitted revolving credit facilities in various currencies with various rates. A majority of the outstanding borrowings were held in Egypt (which is 50% owned) as of June 30, 2022. These facilities are used to fund its working capital needs.
Nonrecourse Debt
Nonrecourse debt is comprised of short-term and long-term debt belonging to the Brazil subsidiaries and is repaid solely from the Brazil subsidiaries' cash flows and such debt agreements provide that the repayment of the loans (and interest thereon) is secured solely by the capital stock, physical assets, contracts, and cash flows of the Brazil subsidiaries.
Note 7.  Stockholders’ Equity and Earnings per Share
In May 2020, the Company's board of directors authorized a share repurchase program allowing the Company to purchase up to $500 million of its outstanding shares of common stock, subject to market conditions. During the nine months ended June 30, 2022, the Company purchased 1.8 million shares of its common stock for a total of $260.1 million, which included $11.7 million of June 2022 purchases that cash settled in July 2022. As of June 30, 2022, the Company had $213.3 million of availability remaining under this program.
In May 2022, the Company's board of directors authorized a new share repurchase program allowing the Company to purchase up to $1.0 billion of its outstanding shares of common stock, subject to market conditions. As of June 30, 2022, the Company had $1.0 billion of availability remaining under this program as it did not purchase any shares of its common stock under this program.
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

    The following illustrates the components of diluted weighted average shares outstanding for the periods indicated:

	Three months ended June 30,		Nine months ended June 30,
(in thousands)	2022	2021	2022	2021
Weighted average common shares outstanding - basic	208,885	206,156	208,895	205,255
Dilutive effect of stock options and restricted stock units	2,853	2,756	2,738	2,424
Weighted average common shares outstanding - diluted	211,738	208,912	211,633	207,679
There were no potentially dilutive stock options and restricted stock units that were antidilutive for the three months ended June 30, 2022 and 2021. The potentially dilutive stock options and restricted stock units that were antidilutive for the nine months ended June 30, 2022 and 2021 were 134 thousand and 129 thousand, respectively.
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
Revenue from the various agreements and arrangements with WBA was $16.2 billion and $47.8 billion in the three and nine months ended June 30, 2022, respectively. Revenue from the various agreements and arrangements with WBA was $16.4 billion and $48.9 billion in the three and nine months ended June 30, 2021, respectively. The Company’s receivable from WBA, net of incentives, was $6.9 billion and $7.0 billion as of June 30, 2022 and September 30, 2021, respectively.
Note 9. Employee Severance, Litigation, and Other
    The following illustrates the charges incurred by the Company relating to Employee Severance, Litigation, and Other for the periods indicated:

	Three months ended June 30,		Nine months ended June 30,
(in thousands)	2022	2021	2022	2021
Employee severance	$3,926	$6,720	$10,541	$6,720
Litigation and opioid-related costs	23,442	153,225	108,167	227,275
Acquisition-related deal and integration costs	36,570	54,674	69,710	97,149
Business transformation efforts	3,190	14,654	11,468	37,738
Other restructuring initiatives	742	(2,309)	9,348	6,619
Total employee severance, litigation, and other	$67,870	$226,964	$209,234	$375,501
Employee severance in the three and nine months ended June 30, 2022 included costs primarily related to restructuring activities in the Company's manufacturer services businesses. Employee severance in the three and nine months ended June 30, 2021 primarily relate to restructuring activities in the International Healthcare Solutions businesses.
Litigation and opioid-related costs in the three and nine months ended June 30, 2022 and 2021 related to legal fees in connection with opioid litigation lawsuits and investigations. The nine months ended June 30, 2022 also included an accrual of $36.6 million related to the opioid litigation settlements (see Note 10). Litigation and opioid-related costs in the three and nine months ended June 30, 2021 also included $124.3 million and $141.4 million, respectively, of accruals related to opioid litigation settlements.
Acquisition-related deal and integration costs in the three and nine months ended June 30, 2022 primarily related to costs associated with the integration of Alliance Healthcare. Acquisition-related deal and integration costs in the three and nine months ended June 30, 2021 primarily related to costs associated with the June 2021 acquisition of Alliance Healthcare.
Business transformation efforts in the three and nine months ended June 30, 2022 and 2021 primarily related to costs associated with reorganizing the Company to further align the organization to its customers' needs. The majority of these costs related to services provided by third-party consultants, including certain technology initiatives.

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
In April 2018, the Court issued an order creating a litigation track, which includes dispositive motion practice, discovery, and trials in certain bellwether jurisdictions. In December 2018, the Court issued an order selecting two cases for a second bellwether discovery and trial track. In November 2019 and January 2020, the Court filed Suggestions of Remand with the Judicial Panel on Multidistrict Litigation that identified four cases filed against the Company, including the two cases in the second bellwether trial track, for potential transfer from the MDL back to federal courts in California, Oklahoma, and West Virginia for the completion of discovery, motion practice, and trial. All four cases were remanded to those federal district courts. Trial in the two consolidated cases in West Virginia commenced in May 2021 and concluded in July 2021. On July 4, 2022, the court entered judgment in favor of the defendants, including the Company. The plaintiffs filed an appeal of the court's decision on August 2, 2022. The Oklahoma case, in which the plaintiff was the Cherokee Nation, was resolved through a settlement with the Cherokee Nation, as announced on September 28, 2021. The California case, in which the plaintiff was the City and County of San Francisco, was resolved pursuant to the comprehensive settlement reached with the majority of U.S. states, including California, as described below, and all claims against the Company have been dismissed in both cases.
On July 21, 2021, the Company announced that it and the two other national pharmaceutical distributors had negotiated a comprehensive settlement agreement that, if all conditions were satisfied, would result in the resolution of a substantial majority of opioid lawsuits filed by state and local governmental entities. On April 2, 2022, the settlement agreement became effective as to the Company and 46 settling states (the "Settling States"), as well as over 98% by population of the eligible political subdivisions in the Settling States. The States of Washington and Oklahoma intend to join the comprehensive settlement after certain conditions have been met in those states. Pursuant to the comprehensive settlement agreement and related agreements with Settling States, including previously disclosed settlement agreements with Florida, New York, Ohio, Rhode Island and Texas, the Company will pay approximately $5.9 billion over 18 years and comply with other requirements, including establishment of a clearinghouse that will consolidate data from all three national distributors. The exact payment amount will depend on several factors, including the extent to which states take action to foreclose opioid lawsuits by subdivisions (e.g., laws barring opioid lawsuits by subdivisions), and the extent to which subdivisions in Settling States file additional opioid lawsuits against the distributors after a settlement agreement becomes effective. West Virginia subdivisions and Native American tribes are not a part of this settlement agreement and the Company has reached separate agreements with these groups, as described below. The settlement process does not contemplate participation by any non-governmental or non-political entities or individuals. The Company's estimated liability related to states and subdivisions that did not initially join the comprehensive settlement agreement (including West Virginia subdivisions) and the Native American Tribes is approximately $0.8 billion.
The Company's accrued litigation liability related to the comprehensive settlement as well as other opioid-related litigation was $6.4 billion as of June 30, 2022 and $6.7 billion as of September 30, 2021. The Company currently estimates that $516.1 million will be paid prior to June 30, 2023, which is recorded in Accrued Expenses and Other on the Company’s Consolidated Balance Sheet. The remaining long-term liability of $5.9 billion is recorded in Accrued Litigation Liability on the Company's Consolidated Balance Sheet. While the Company has accrued its estimated liability for opioid litigation, it is unable to estimate the range of possible loss associated with the matters that are not included in the settlement accrual. Because loss contingencies are inherently unpredictable and unfavorable developments or resolutions can occur, the assessment is highly subjective and requires judgments about future events. The Company will regularly review opioid litigation matters to determine whether its accrual is adequate. The amount of ultimate loss may differ materially from the amount accrued to date. Until such time as otherwise resolved, the Company will continue to litigate and prepare for trial and to vigorously defend itself in all such matters. Since these matters are still developing, the Company is unable to predict the outcome, but the result of these lawsuits could include excessive monetary verdicts and/or injunctive relief that may affect the Company's operations.
On May 2, 2022, the Company and the two other distributors reached an agreement to pay up to $518 million in a settlement with the State of Washington and its participating subdivisions to resolve opioid-related claims, consistent with Washington’s allocations under the comprehensive settlement agreement, as well as certain attorneys’ fees and costs. On June 27, 2022, the Company and the two other distributors entered into an agreement with the State of Oklahoma to resolve opioid-related claims. Pursuant to the agreement, the three distributors will pay up to approximately $308 million, including attorneys’ fees and costs, to the State of Oklahoma and its participating subdivisions. This amount is consistent with Oklahoma’s allocation under the comprehensive settlement agreement. The Company's 31.0% share of both the Washington and Oklahoma settlement amounts is a component of its overall $6.4 billion total accrued liability. Both agreements are subject to certain contingencies, including related to the rate of subdivision participation. Subject to those contingencies, under both agreements, claims brought by municipalities in Washington and Oklahoma will be dismissed with prejudice as to the Company and the two other distributor defendants. The Washington and Oklahoma settlements bring the number of States with whom the Company has recently settled opioid-related claims to 48 of 49 eligible states.
On January 26, 2022, the Company and the two other national distributors reached an agreement in principle to pay approximately $440 million to settle the claims of the remaining federally recognized Native American tribes. The Company’s 31.0% share of the $440 million settlement amount is a component of its overall $6.4 billion total liability accrual. The exact payment amount will depend on the extent of participation by tribes, including those that have not sued. All participating tribes’ claims will be dismissed, and each participating tribe will release the distributors and their related entities from all applicable claims.
The first phase of a trial in West Virginia state court for a consolidated case brought by several dozen West Virginia counties and municipalities against ABDC and certain other pharmaceutical wholesale distributors was scheduled to begin on July 5, 2022. On July 5, 2022, the case was postponed. On July 31, 2022, the Company and the two other distributors reached an agreement to pay up to $400 million in a settlement with West Virginia subdivisions (excluding Cabell County and City of Huntington) to resolve opioid-related claims. The Company’s 31.0% share of the $400 million settlement amount is a component of its overall $6.4 billion total liability accrual. The agreement is subject to certain contingencies, including the rate of subdivision participation. Subject to those contingencies, claims brought by West Virginia’s counties and municipalities will be dismissed with prejudice as to the Company and the two other distributor defendants.
On July 22, 2022, the State of Alabama sought and was subsequently granted leave to amend its complaint in a pending state court action against another distributor in order to add the Company as a party. The amended Complaint was filed on July 25, 2022. Ongoing and additional litigation is anticipated in cases filed by states and/or subdivisions that are not participating in the global settlement agreement, as well as in cases filed by non-governmental or non-political entities, including hospitals, third-party payors, and individuals, among others. Certain cases related to opioids filed in various state courts have trial dates scheduled in January 2023 and later, although all such dates are subject to change. The Company is vigorously defending itself in the pending lawsuits and intends to vigorously defend itself against any threatened lawsuits or enforcement proceedings.
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
Since July 2017, the Company has received subpoenas from several U.S. Attorney's Offices, including grand jury subpoenas from the U.S. Attorney's Office for the District of New Jersey ("USAO-NJ") and the U.S. Attorney's Office for the Eastern District of New York ("USAO-EDNY"). Those subpoenas request the production of a broad range of documents pertaining to the Company's distribution of controlled substances through its various subsidiaries, including ABDC, and its diversion control programs. The Company has produced documents in response to the subpoenas and continues to engage in discussions with the various U.S. Attorney’s Offices, including the Health Care and Government Fraud Unit of the Criminal Division of the USAO-NJ, the U.S. Department of Justice Consumer Protection Branch and the U.S. Drug Enforcement Administration, in an attempt to resolve these matters.
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
On July 17, 2020, CCAR Investments, Inc. filed a complaint for a purported derivative action in the United States District Court for the District of Delaware against the Company and certain of its current and former officers and directors (“CCAR Defendants”). The complaint alleges claims for breach of fiduciary duty, corporate waste and unjust enrichment allegedly arising from the Board's oversight of the Company’s controlled substance diversion control programs and violation of Section 14(a) of the Securities Exchange Act of 1934, as amended (the "Exchange Act"). On August 14, 2020, the CCAR Defendants answered the complaint and filed a motion for judgment on the pleadings. On October 29, 2020 the parties filed a stipulation permitting CCAR Investments, Inc. to file an amended complaint on or before November 20, 2020. On December 4, 2020, the parties filed a stipulation tolling the deadline for CCAR Investments, Inc. to file an amended complaint pending the Company’s production of certain documents to CCAR Investments, Inc. The Company’s production was completed on January 29, 2021. On May 2, 2022, the Court entered a stipulation that the case will be dismissed without prejudice upon the Company providing notice to stockholders through the filing of a Current Report on Form 8-K and subsequent notification to the Court of such filing. On May 6, 2022, the Company provided notice to stockholders through the filing of a Current Report on Form 8-K that the case would be dismissed and gave notice to the Court of the Form 8-K filing.
On December 30, 2021, Lebanon County Employees' Retirement Fund and Teamsters Local 443 Health Services & Insurance Plan filed a complaint for a purported derivative action in the Delaware Court of Chancery against the Company and certain of its current officers and directors. The complaint alleges claims for breach of fiduciary duty allegedly arising from the Board’s and certain officers’ oversight of the Company’s controlled substance diversion control programs. The defendants moved to dismiss the complaint on March 29, 2022. The motion is pending.
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
In January 2017, U.S. Bioservices Corporation ("U.S. Bio"), a former subsidiary of the Company, received a subpoena for information from the USAO-EDNY relating to its activities in connection with billing for products and making returns of potential overpayments to government payers. A filed qui tam complaint related to the investigation was unsealed in April 2019 and the relator filed an amended complaint under seal in the U.S. District Court for the Eastern District of New York. In December 2019, the government filed a notice that it was declining to intervene. The court ordered that the relator's complaint against the Company and other defendants, including AmerisourceBergen Specialty Group, LLC, be unsealed. The relator’s complaint alleged violations of the federal False Claims Act and the false claims acts of various states. The relator filed a second amended complaint, removing one state false claims act count. The Company filed a motion to dismiss the second amended complaint and all briefing on the motion was filed with the court on October 9, 2020.
In December 2019, Reliable Pharmacy, together with other retail pharmacies and North Sunflower Medical Center, filed a civil antitrust complaint against multiple generic drug manufacturers, and also included claims against the Company, H.D. Smith, and other drug distributors and industry participants. The case is filed as a putative class action and plaintiffs purport to represent a class of drug purchasers including other retail pharmacies and healthcare providers. The case has been consolidated for multidistrict litigation proceedings before the United States District Court for the Eastern District of Pennsylvania. The complaint alleges that the Company and others in the industry participated in a conspiracy to fix prices, allocate markets and rig bids regarding generic drugs. In March 2020, the plaintiffs filed a further amended complaint. On July 15, 2020, the Company and other industry participants filed a motion to dismiss the complaint. On May 25, 2022, the Court granted the motion to dismiss without prejudice. On July 1, 2022, the plaintiffs filed an amended complaint, again including claims against the Company, H.D. Smith, and other drug distributors and industry participants.
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
Note 11. Litigation Settlements
Antitrust Settlements
Numerous lawsuits have been filed against certain brand pharmaceutical manufacturers alleging that the manufacturer, by itself or in concert with others, took improper actions to delay or prevent generic drugs from entering the market. These lawsuits are generally brought as class actions. The Company is not typically named as a plaintiff in these lawsuits, but has been a member of the direct purchasers' class (i.e., those purchasers who purchase directly from these pharmaceutical manufacturers). None of the lawsuits have gone to trial, but some have settled in the past with the Company receiving proceeds from the settlement funds. The Company recognized gains related to these lawsuits of $1.8 million the nine months ended June 30, 2022 and $147.4 million during the three and nine months ended June 30, 2021. These gains, which are net of attorney fees and estimated payments due to other parties, were recorded as reductions to cost of goods sold in the Company’s Consolidated Statements of Operations.
Note 12.  Fair Value of Financial Instruments
The recorded amounts of the Company's cash and cash equivalents, accounts receivable, and accounts payable as of June 30, 2022 and September 30, 2021 approximate fair value based upon the relatively short-term nature of these financial instruments. Within Cash and Cash Equivalents, the Company had $970.0 million of investments in money market accounts as of June 30, 2022 and had $671.0 million of investments in money market accounts as of September 30, 2021. The fair value of the money market accounts was determined based upon unadjusted quoted prices in active markets for identical assets, otherwise known as Level 1 inputs.
The recorded amount of long-term debt (see Note 6) and the corresponding fair value as of June 30, 2022 were $4,640.1 million and $4,332.6 million, respectively. The recorded amount of long-term debt and the corresponding fair value as of September 30, 2021 were $6,383.8 million and $6,761.6 million, respectively. The fair value of long-term debt was determined based upon inputs other than quoted prices, otherwise known as Level 2 inputs.
Note 13.  Business Segment Information
    The Company is organized geographically based upon the products and services it provides to its customers. In the first quarter of fiscal 2022, the Company re-aligned its reporting structure under two reportable segments: U.S. Healthcare Solutions and International Healthcare Solutions. U.S. Healthcare Solutions consists of the legacy Pharmaceutical Distribution Services reportable segment (excluding Profarma), MWI Animal Health, Xcenda, Lash Group, and ICS 3PL. International Healthcare Solutions consists of Alliance Healthcare, World Courier, Innomar, Profarma, and Profarma Specialty (until it was divested in June 2022). Profarma had previously been included in the Pharmaceutical Distribution Services reportable segment. The Company's previously reported results have been revised to conform to its re-aligned reporting structure.

The following illustrates reportable and operating segment disaggregated revenue as required by Accounting Standards Codification 606 for the periods indicated:

	Three months ended June 30,		Nine months ended June 30,
(in thousands)	2022	2021	2022	2021
U.S. Healthcare Solutions:
Human Health	$52,168,130	$49,182,311	$153,721,040	$146,671,516
Animal Health	1,221,215	1,193,531	3,590,715	3,442,494
Total U.S. Healthcare Solutions	53,389,345	50,375,842	157,311,755	150,114,010
International Healthcare Solutions:
Alliance Healthcare	5,492,656	1,924,858	16,658,799	1,924,858
Other Healthcare Solutions	1,184,070	1,105,911	3,445,400	3,039,254
Total International Healthcare Solutions	6,676,726	3,030,769	20,104,199	4,964,112
Intersegment eliminations	(1,470)	(916)	(3,097)	(1,700)
Revenue	$60,064,601	$53,405,695	$177,412,857	$155,076,422
The following illustrates reportable segment operating income for the periods indicated:

	Three months ended June 30,		Nine months ended June 30,
(in thousands)	2022	2021	2022	2021
U.S. Healthcare Solutions	$579,927	$529,790	$1,878,556	$1,750,432
International Healthcare Solutions	176,272	100,831	543,400	203,663
Total segment operating income	$756,199	$630,621	$2,421,956	$1,954,095
The following reconciles total segment operating income to income before income taxes for the periods indicated:

	Three months ended June 30,		Nine months ended June 30,
(in thousands)	2022	2021	2022	2021
Total segment operating income	$756,199	$630,621	$2,421,956	$1,954,095
Gains from antitrust litigation settlements	—	147,432	1,835	147,432
LIFO (expense) credit	(23,070)	113,920	37,668	160,565
Turkey highly inflationary impact	(27,618)	—	(27,618)	—
Acquisition-related intangibles amortization	(74,408)	(44,282)	(231,866)	(94,289)
Employee severance, litigation, and other	(67,870)	(226,964)	(209,234)	(375,501)
Impairment of assets	—	—	(4,946)	—
Goodwill impairment	(75,936)	—	(75,936)	—
Operating income	487,297	620,727	1,911,859	1,792,302
Other (income) loss, net	(41,888)	(4,141)	(48,008)	4,901
Interest expense, net	52,862	51,338	159,150	119,478
Income before income taxes	$476,323	$573,530	$1,800,717	$1,667,923
Segment operating income is evaluated by the chief operating decision maker of the Company before gains from antitrust litigation settlements; LIFO (expense) credit; Turkey highly inflationary impact; acquisition-related intangibles amortization; employee severance, litigation, and other; impairment of assets; and goodwill impairment. All corporate office expenses are allocated to the operating segment level.
We recognized gains of $60.0 million from the sale of non-core businesses in the three and nine months ended June 30, 2022 in Other (Income) Loss, Net.

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
•our ability to respond to general economic conditions, including elevated levels of inflation;
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
•declining economic conditions and increases in inflation in the United States and abroad; and
•other economic, business, competitive, legal, tax, regulatory and/or operational factors affecting the Company’s business generally.
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
We are organized geographically based upon the products and services we provide to our customers. At the beginning of fiscal 2022, we re-aligned our reporting structure under two reportable segments: U.S. Healthcare Solutions and International Healthcare Solutions. U.S. Healthcare Solutions consists of the legacy Pharmaceutical Distribution Services reportable segment (excluding Profarma Distribuidora de Produtos Farmacêuticos S.A. ("Profarma")), MWI Animal Health ("MWI"), Xcenda, Lash Group, and ICS 3PL. International Healthcare Solutions consists of Alliance Healthcare, World Courier, Innomar, Profarma, and Profarma Specialty (until it was divested June 2022). Profarma had previously been included in the Pharmaceutical Distribution Services reportable segment. Our previously reported segment results have been revised to conform to our re-aligned reporting structure.
U.S. Healthcare Solutions Segment
The U.S. Healthcare Solutions reportable segment distributes a comprehensive offering of brand-name, specialty brand-name and generic pharmaceuticals, over-the-counter healthcare products, home healthcare supplies and equipment, and related services to a wide variety of healthcare providers, including acute care hospitals and health systems, independent and chain retail pharmacies, mail order pharmacies, medical clinics, long-term care and alternate site pharmacies, and other customers. The U.S. Healthcare Solutions reportable segment also provides pharmaceutical distribution (including plasma and other blood products, injectable pharmaceuticals, vaccines, and other specialty pharmaceutical products) and additional services to physicians who specialize in a variety of disease states, especially oncology, and to other healthcare providers, including hospitals and dialysis clinics. Additionally, the U.S. Healthcare Solutions reportable segment provides data analytics, outcomes research, and additional services for biotechnology and pharmaceutical manufacturers. The U.S. Healthcare Solutions reportable segment also provides pharmacy management, staffing and additional consulting services, and supply management software to a variety of retail and institutional healthcare providers. It also provides a full suite of integrated manufacturer services that ranges from clinical trial support to product post-approval and commercialization support. Additionally, it delivers packaging solutions to institutional and retail healthcare providers. Through its MWI business, a leading animal health distribution company, the U.S. Healthcare Solutions reportable segment sells pharmaceuticals, vaccines, parasiticides, diagnostics, micro feed ingredients, and various other products to customers in both the companion animal and production animal markets. MWI also offers demand-creating sales force services to manufacturers.
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

Executive Summary
    This executive summary provides highlights from the results of operations that follow:
•Revenue increased by $6.7 billion, or 12.5%, from the prior year quarter and $22.3 billion, or 14.4%, from the prior year nine-month period primarily due to the June 2021 acquisition of Alliance Healthcare and growth across our businesses. The U.S. Healthcare Solutions segment grew its revenue by $3.0 billion, or 6.0%, from the prior year quarter and $7.2 billion, or 4.8%, from the prior nine-month period primarily due to overall market growth principally driven by unit volume growth and increased sales to specialty physician practices, offset in part by a decline in sales of COVID-19 treatments (primarily commercial treatments). Revenue in International Healthcare Solutions increased by $3.6 billion and $15.1 billion from the prior year quarter and nine-month period, respectively, primarily due to the June 2021 acquisition of Alliance Healthcare;
•Total gross profit increased by $127.2 million, or 6.7%, from the prior year quarter and $1,437.0 million, or 29.5%, from the prior year nine-month period. Gross profit was favorably impacted by increases of gross profit in International Healthcare Solutions of $337.5 million, or 84.4%, from the prior year quarter and $1,445.3 million, or 184.1%, from the prior year nine-month period and increases in U.S. Healthcare Solutions of $101.7 million, or 8.3%, from the prior year quarter and $287.8 million, or 7.6%, from the prior year nine-month period. Gross profit in International Healthcare Solutions increased from the prior year periods primarily due to the June 2021 acquisition of Alliance Healthcare. U.S. Healthcare Solutions' gross profit increased from the prior periods primarily due to overall revenue growth and fees earned relating to the distribution of government-owned COVID-19 treatments. The increases were offset in part by decreases in gains from antitrust litigation settlements, last-in, first-out ("LIFO") expense in comparison to a LIFO credit in the prior year quarter, a decrease in the LIFO credit from the prior year nine-month period, and the Turkey highly inflationary economy's unfavorable impact on the current year periods;
•Total operating expenses increased by $260.6 million, or 20.6%, compared to the prior year quarter and $1,317.4 million, or 42.8%, compared to the prior year nine-month period, primarily as a result of increases in distribution, selling, and administrative expenses and depreciation and amortization expense primarily due to the June 2021 acquisition of Alliance Healthcare, and a $75.9 million goodwill impairment of our Profarma reporting unit, offset in part by lower expense accruals related to opioid litigation settlements in the current year periods;
•Total segment operating income increased by $125.6 million, or 19.9%, from prior year quarter and $467.9 million, or 23.9%, from the prior year nine-month period primarily due to the June 2021 acquisition of Alliance Healthcare and 9.5% and 7.3% operating income growth in the U.S. Healthcare Solutions segment compared to the prior year quarter and nine-month period, respectively; and
•Our effective tax rates were 23.7% and 24.0% for the three and nine months ended June 30, 2022, respectively. Our effective tax rates were 48.5% and 33.6% for the three and nine months ended June 30, 2021, respectively. The effective tax rate for the three and nine months ended June 30, 2022 was higher than the U.S. statutory rate primarily due to U.S. state income taxes as well as discrete tax expense associated with foreign valuation allowance adjustments, offset in part by the benefit of non-U.S. income taxed at rates lower than the U.S. statutory rate.

Results of Operations
Revenue

	Three months ended June 30,			Nine months ended June 30,
(dollars in thousands)	2022	2021	Change	2022	2021	Change
U.S. Healthcare Solutions:
Human Health	$52,168,130	$49,182,311	6.1%	$153,721,040	$146,671,516	4.8%
Animal Health	1,221,215	1,193,531	2.3%	3,590,715	3,442,494	4.3%
Total U.S. Healthcare Solutions	53,389,345	50,375,842	6.0%	157,311,755	150,114,010	4.8%
International Healthcare Solutions:
Alliance Healthcare	5,492,656	1,924,858	185.4%	16,658,799	1,924,858	765.5%
Other Healthcare Solutions	1,184,070	1,105,911	7.1%	3,445,400	3,039,254	13.4%
Total International Healthcare Solutions	6,676,726	3,030,769	120.3%	20,104,199	4,964,112	305.0%
Intersegment eliminations	(1,470)	(916)		(3,097)	(1,700)
Revenue	$60,064,601	$53,405,695	12.5%	$177,412,857	$155,076,422	14.4%
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
Revenue increased by 12.5% and 14.4% from the prior year quarter and nine-month period, respectively, primarily due to the June 2021 acquisition of Alliance Healthcare and growth across our businesses.
The U.S. Healthcare Solutions segment grew its revenue by $3.0 billion, or 6.0%, from the prior year quarter and $7.2 billion, or 4.8%, from the prior year nine-month period primarily due to overall market growth principally driven by unit volume growth and increased sales to specialty physician practices, offset in part by a decline in sales of COVID-19 treatments (primarily commercial treatments).
More specifically, the increase in the U.S. Healthcare Solutions segment revenue was largely attributable to the following (in billions):

	Three-month Period	Nine-month Period
Increased sales to specialty physician practices	$0.7	$2.1
Decreased sales of COVID-19 treatments	$(0.1)	$(1.4)
Increased sales to other customers	$2.4	$6.5
The International Healthcare Solutions segment grew its revenue by $3.6 billion, or 120.3%, from prior year quarter and $15.1 billion, or 305.0%, from the prior nine-month period primarily due to the June 2021 acquisition of Alliance Healthcare.
A number of our contracts with customers, including group purchasing organizations, are typically subject to expiration each year. We may lose a significant customer if an existing contract with such customer expires without being extended, renewed, or replaced. During the nine months ended June 30, 2022, no significant contracts expired. In January 2022, we extended our agreement with Express Scripts through September 2026. Over the next twelve months, there are no significant contracts scheduled to expire. Additionally, from time to time, significant contracts may be terminated in accordance with their terms or extended, renewed, or replaced prior to their expiration dates. If those contracts are extended, renewed, or replaced at less favorable terms, they may also negatively impact our revenue, results of operations, and cash flows.

Gross Profit

	Three months ended June 30,			Nine months ended June 30,
(dollars in thousands)	2022	2021	Change	2022	2021	Change
U.S. Healthcare Solutions	$1,328,511	$1,226,833	8.3%	$4,068,626	$3,780,790	7.6%
International Healthcare Solutions	737,546	400,021	84.4%	2,230,297	785,030	184.1%
Gains from antitrust litigation settlements	—	147,432		1,835	147,432
LIFO (expense) credit	(23,070)	113,920		37,668	160,565
Turkey highly inflationary impact	(27,618)	—		(27,618)	—
Gross profit	$2,015,369	$1,888,206	6.7%	$6,310,808	$4,873,817	29.5%
    Gross profit increased by $127.2 million, or 6.7%, from the prior year quarter and $1,437.0 million, or 29.5%, from the prior year nine-month period. Gross profit in the current year periods was favorably impacted by increases in gross profit in International Healthcare Solutions and U.S. Healthcare Solutions. The increases were offset in part by decreases in gains from antitrust litigation settlements, LIFO expense in comparison to a LIFO credit in the prior year quarter, a decrease in the LIFO credit from the prior year nine-month period, and the Turkey highly inflationary economy's unfavorable impact on the current year periods.
U.S. Healthcare Solutions gross profit increased by $101.7 million, or 8.3%, from the prior year quarter and $287.8 million, or 7.6%, from the prior year nine-month period primarily due to overall revenue growth and fees earned from the distribution of government-owned COVID-19 treatments. As a percentage of revenue, U.S. Healthcare Solutions' gross profit margin was 2.49% and 2.59% in the current year quarter and nine-month period, respectively, a 5-basis point increase from prior year quarter and a 7-basis point increase from the prior year nine-month period primarily due to fees earned from the distribution of government-owned COVID-19 treatments.
Gross profit in International Healthcare Solutions increased by $337.5 million, or 84.4%, from the prior year quarter and $1,445.3 million, or 184.1%, from prior year nine-month period primarily due to the June 2021 acquisition of Alliance Healthcare.
We recognized gains from antitrust litigation settlements with pharmaceutical manufacturers of $1.8 million in the nine months ended June 30, 2022. We recognized gains from antitrust litigation settlements with pharmaceutical manufacturers of $147.4 million in the three and nine months ended June 30, 2021. The gains were recorded as reductions to Cost of Goods Sold (see Note 11 of the Notes to Consolidated Financial Statements).
Our cost of goods sold for interim periods includes a LIFO provision that is recorded ratably on a quarterly basis and is based on our estimated annual LIFO provision. The annual LIFO provision, which we estimate on a quarterly basis, is affected by manufacturer pricing practices, which may be impacted by market and other external influences, expected changes in inventory quantities, and product mix, many of which are difficult to predict. Changes to any of the above factors may have a material impact on our annual LIFO provision. The $122.9 million decrease in the LIFO credit from the prior year nine-month period is primarily due to lower generic pharmaceutical deflation and inventory product mix.
We recognized an expense in Cost of Goods Sold related to the impact of Turkey highly inflationary accounting of $27.6 million in the three and nine months ended June 30, 2022 (see Note 1 of the Notes to Consolidated Financial Statements).

Operating Expenses

	Three months ended June 30,			Nine months ended June 30,
(dollars in thousands)	2022	2021	Change	2022	2021	Change
Distribution, selling, and administrative	$1,212,152	$913,414	32.7%	$3,585,500	$2,378,563	50.7%
Depreciation and amortization	172,114	127,101	35.4%	523,333	327,451	59.8%
Employee severance, litigation, and other	67,870	226,964		209,234	375,501
Impairment of assets	—	—		4,946	—
Goodwill impairment	75,936	—		75,936	—
Total operating expenses	$1,528,072	$1,267,479	20.6%	$4,398,949	$3,081,515	42.8%
Distribution, selling, and administrative expenses increased by $298.7 million, or 32.7%, compared to the prior year quarter and $1,206.9 million, or 50.7%, compared to prior year nine-month period primarily due to the June 2021 acquisition of Alliance Healthcare. As a percentage of revenue, distribution, selling, and administrative expenses were 2.02% in the current year quarter and nine-month period and represent a 31-basis point increase compared to prior year quarter and a 49-basis point increase compared to the prior year nine-month period. The increases were primarily due to the June 2021 acquisition of Alliance Healthcare.
Depreciation expense increased 18.1% and 24.9% from the prior year quarter and nine-month period, respectively, primarily due to depreciation of property and equipment originating from the June 2021 acquisition of Alliance Healthcare. Amortization expense increased 67.3% and increased 144.0% from the prior year quarter nine-month period, respectively, primarily due to amortization of intangible assets originating from the June 2021 acquisition of Alliance Healthcare.
Employee severance, litigation, and other in the three months ended June 30, 2022 included $36.6 million of acquisition-related deal and integration costs primarily related to the integration of Alliance Healthcare, $23.4 million of litigation costs related to legal fees in connection with opioid lawsuits and investigations, $3.9 million of severance costs, $3.2 million related to business transformation efforts, and $0.7 million of other restructuring initiatives. Employee severance, litigation, and other in the three months ended June 30, 2021 included $28.9 million of litigation costs related to legal fees in connection with opioid lawsuits and investigations, a $124.3 million expense accrual related to opioid litigation settlements, $54.7 million of acquisition-related deal and integration costs primarily related to the June 2021 acquisition of Alliance Healthcare, $14.7 million related to business transformation efforts, and $4.4 million of severance and other restructuring initiatives.
Employee severance, litigation, and other in the nine months ended June 30, 2022 included $71.6 million of litigation costs related to legal fees in connection with opioid lawsuits and investigations, a $36.6 million expense accrual related to opioid litigation settlements, $69.7 million of acquisition-related deal and integration costs primarily related to the integration of Alliance Healthcare, $11.5 million related to business transformation efforts, $10.5 million of severance costs, and $9.3 million of other restructuring initiatives. Employee severance, litigation, and other in the nine months ended June 30, 2021 included $85.9 million of litigation costs related to legal fees in connection with opioid lawsuits and investigations, a $141.4 million expense accrual related to opioid litigation settlements, $97.1 million of acquisition-related deal and integration costs primarily related to the June 2021 acquisition of Alliance Healthcare, $37.7 million related to business transformation efforts, $6.7 million of severance costs, and $6.6 million of other restructuring initiatives.
We recorded a $4.9 million loss on the remeasurement of a disposal group held for sale to fair value less cost to sell in Impairment of Assets in the nine months ended June 30, 2022 (see Note 2 of the Notes to Consolidated Financial Statements).
We recorded a $75.9 million goodwill impairment of our Profarma reporting unit in the quarter and nine-month period ended June 30, 2022 (see Note 5 of the Notes to Consolidated Financial Statements).

Operating Income

	Three months ended June 30,			Nine months ended June 30,
(dollars in thousands)	2022	2021	Change	2022	2021	Change
U.S. Healthcare Solutions	$579,927	$529,790	9.5%	$1,878,556	$1,750,432	7.3%
International Healthcare Solutions	176,272	100,831	74.8%	543,400	203,663	166.8%
Total segment operating income	756,199	630,621	19.9%	2,421,956	1,954,095	23.9%

Gains from antitrust litigation settlements	—	147,432		1,835	147,432
LIFO (expense) credit	(23,070)	113,920		37,668	160,565
Turkey highly inflationary impact	(27,618)	—		(27,618)	—
Acquisition-related intangibles amortization	(74,408)	(44,282)		(231,866)	(94,289)
Employee severance, litigation, and other	(67,870)	(226,964)		(209,234)	(375,501)
Impairment of assets	—	—		(4,946)	—
Goodwill impairment	(75,936)	—		(75,936)	—
Operating income	$487,297	$620,727	(21.5)%	$1,911,859	$1,792,302	6.7%
Segment operating income is evaluated before gains from antitrust litigation settlements; LIFO (expense) credit; Turkey highly inflationary impact; acquisition-related intangibles amortization; employee severance, litigation, and other; impairment of assets; and goodwill impairment.
U.S. Healthcare Solutions' operating income increased by $50.1 million, or 9.5%, from the prior year quarter and $128.1 million, or 7.3%, from prior year nine-month period primarily due to the increase in gross profit, as noted above, and was offset in part by increases in operating expenses. As a percentage of revenue, U.S. Healthcare Solutions' operating income margin was 1.09% and 1.19% in the quarter and nine-month period ended June 30, 2022, respectively, and represented increases of 4 basis points and 2 basis points compared to the prior year quarter and nine-month period, respectively, primarily due to fees earned from the distribution of government-owned COVID-19 treatments.
Operating income in International Healthcare Solutions increased by $75.4 million, or 74.8%, from the prior quarter and $339.7 million, or 166.8%, from the prior year nine-month period primarily due to the June 2021 acquisition of Alliance Healthcare.
Other (Income) Loss, Net
We recognized gains of $60.0 million from the sale of non-core businesses in the three and nine months ended June 30, 2022.
We recognized an expense related to the impact of Turkey highly inflationary accounting of $5.8 million in the three and nine months ended June 30, 2022.
We recorded foreign currency losses on the remeasurement of deferred tax assets relating to Swiss tax reform of $8.9 million and $6.3 million in the three months and nine months ended June 30, 2022, respectively. We recorded foreign currency income on the remeasurement of deferred tax assets relating to Swiss tax reform of $6.2 million in the three months ended June 30, 2021 and a foreign currency loss of $1.1 million in the nine months ended June 30, 2021.

Interest Expense, Net
Interest expense, net and the respective weighted average interest rates in the three months ended June 30, 2022 and 2021 are as follows:

	2022		2021
(dollars in thousands)	Amount	Weighted Average Interest Rate	Amount	Weighted Average Interest Rate
Interest expense	$57,657	2.71%	$53,011	2.78%
Interest income	(4,795)	0.70%	(1,673)	0.16%
Interest expense, net	$52,862		$51,338
Interest expense, net and the respective weighted average interest rates in the nine months ended June 30, 2022 and 2021 are as follows:

	2022		2021
(dollars in thousands)	Amount	Weighted Average Interest Rate	Amount	Weighted Average Interest Rate
Interest expense	$169,661	2.63%	$122,773	2.98%
Interest income	(10,511)	0.75%	(3,295)	0.13%
Interest expense, net	$159,150		$119,478
Interest expense, net increased by $1.5 million, or 3.0%, from the prior year quarter and $39.7 million, or 33.2%, from the prior year nine-month period. The increase from the prior year nine-month period was due to the issuance of our $1,525 million of 0.737% senior notes and $1,000 million of 2.700% senior notes in March 2021 and the $500 million variable-rate term loan that was issued in June 2021, all of which were used to finance a portion of the June 2021 acquisition of Alliance Healthcare, and the incremental interest expense associated with Alliance Healthcare's debt in certain countries, offset in part by the increase in interest income. The increase in interest income was primarily due to higher investment interest rates, offset in part by lower average invested cash balances in the current year periods compared to the prior year periods.
Income Tax Expense
Our effective tax rates were 23.7% and 24.0% for the three and nine months ended June 30, 2022, respectively. Our effective tax rates were 48.5% and 33.6% for the three and nine months ended June 30, 2021, respectively. The effective tax rate for the three and nine months ended June 30, 2022 were higher than the U.S. statutory rate primarily due to U.S. state income taxes as well as discrete tax expense associated with foreign valuation allowance adjustments, offset in part by the benefit of non-U.S. income taxed at rates lower than the U.S. statutory rate. The effective tax rate for the three and nine months ended June 30, 2021 were higher than the U.S. statutory rate primarily due to UK Tax Reform.
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
Cash Flows
As of June 30, 2022 and September 30, 2021, our cash and cash equivalents held by foreign subsidiaries were $772.6 million and $725.4 million, respectively. We have the ability to repatriate the majority of our cash and cash equivalents held by our foreign subsidiaries without incurring significant additional taxes upon repatriation.
We have increased seasonal needs related to our inventory build during the December and March quarters that, depending on our cash balance, may require the use of our credit facilities to fund short-term capital needs. Our cash balances in the nine months ended June 30, 2022 and 2021 were supplemented by intra-period credit facility borrowings to cover short-term working capital needs. The largest amount of intra-period borrowings under our revolving and securitization credit facilities that was outstanding at any one time during the nine months ended June 30, 2022 and 2021 was $590.0 million and $637.7 million, respectively. We had $3,991.6 million and $4,612.4 million of cumulative intra-period borrowings that were repaid under our credit facilities during the nine months ended June 30, 2022 and 2021, respectively.
During the nine months ended June 30, 2022, our operating activities provided cash of $1,538.6 million in comparison to $1,656.8 million in the prior year period. Cash provided by operations during the nine months ended June 30, 2022 was principally the result of the following:
•An increase in accounts payable of $2,074.6 million primarily due to the increase in our inventory balances and the timing of scheduled payments to our suppliers;
•Net income of $1,367.9 million;
•Positive non-cash items of $704.6 million, which is primarily comprised of depreciation expense of $292.3 million and amortization expense of $243.2 million, and was offset in part by:
◦An increase in accounts receivable of $1,551.0 million primarily due to an increase in sales and the timing of scheduled payments from our customers;
◦An increase in inventories of $712.8 million to support the increase in business volume; and
◦A decrease in accrued expenses and other liabilities of $445.9 million.
During the nine months ended June 30, 2021, our operating activities provided cash of $1,656.8 million. Cash provided by operations during the nine months ended June 30, 2021 was principally the result of the following:
•Net income of $1,108.2 million;
•Positive non-cash items of $600.0 million, which is primarily comprised of a provision for deferred income taxes of $303.6 million, depreciation expense of $237.9 million, and amortization expense of $102.6 million;
•An increase in accounts payable of $242.4 primarily due to the increase in our inventory balances and the timing of scheduled payments to our suppliers;
•A decrease in income tax receivables of $234.4 million; and was offset in part by:
◦An increase in inventories of $594.7 million to support the increase in business volume;
◦An increase in accounts receivable of $116.8 million as a result of increased sales and the timing of payments from our customers.
We use days sales outstanding, days inventory on hand, and days payable outstanding to evaluate our working capital performance. The below financial metrics are calculated based upon a quarterly average and can be impacted by the timing of cash receipts and disbursements, which can vary significantly depending upon the day of the week on which the month ends.

	Three months ended June 30,		Nine months ended June 30,
	2022	2021	2022	2021
Days sales outstanding	27.8	25.2	27.7	25.6
Days inventory on hand	27.9	28.6	28.3	28.9
Days payable outstanding	59.6	57.4	59.7	58.0
Our cash flows from operating activities can vary significantly from period to period based upon fluctuations in our period-end working capital account balances. Additionally, any changes to payment terms with a significant customer or manufacturer supplier could have a material impact to our cash flows from operations. The acquisition of Alliance Healthcare increased our days sales outstanding and days payable outstanding as it has longer payments terms with its customers and suppliers. Operating cash flows during the nine months ended June 30, 2022 included $160.8 million of interest payments and $184.1 million of income tax payments, net of refunds. Operating cash flows during the nine months ended June 30, 2021 included $110.1 million of interest payments and $43.2 million of income tax refunds, net of payments.
Capital expenditures in the nine months ended June 30, 2022 and 2021 were $322.7 million and $273.4 million, respectively. Significant capital expenditures in the nine months ended June 30, 2022 included investments in various technology initiatives, including technology investments at Alliance Healthcare. Significant capital expenditures in the nine months ended June 30, 2021 included costs associated with facility expansions, various technology initiatives, including costs related to enhancing and upgrading our primary information technology operating systems.
We currently expect to invest approximately $500 million for capital expenditures during fiscal 2022. Larger 2022 capital expenditures will include investments relating to various technology initiatives, including technology investments at Alliance Healthcare.
In addition to capital expenditures, net cash used in investing activity in the nine months ended June 30, 2022 included $124.2 million of costs to acquire companies, including $60.0 million that was paid to settle accrued consideration related to the

Alliance Healthcare acquisition (see Note 2 of the Notes to Consolidated Financial Statements), and was offset in part by $258.1 million in proceeds from the sale of non-core businesses. In addition to capital expenditures, net cash used in investing activities in the nine months ended June 30, 2021 included $5,536.7 million for the June 2021 acquisition of Alliance Healthcare, net of cash acquired, and $162.6 million of costs for equity investments.
Net cash used in financing activities in the nine months ended June 30, 2022 principally resulted from a $500 million repayment of our 0.737% senior notes that mature in 2023, the repayment of our $250 million term loan, $295.2 million in cash dividends paid on our common stock, and $248.4 million in purchases of our common stock. Net cash provided by financing activities in the nine months ended June 30, 2021 principally resulted from proceeds from the issuance of $2,525 million of senior notes and $164.3 million of exercises of stock options, offset in part by the repayment of the $400 million Term Loan, $274.0 million in cash dividends paid on our common stock, and $82.2 million in purchases of our common stock.
Debt and Credit Facility Availability
The following table illustrates our debt structure as of June 30, 2022, including availability under the multi-currency revolving credit facility, the receivables securitization facility, the revolving credit note, the money market facility, the Alliance Healthcare debt, and the overdraft facility:

(in thousands)	Outstanding Balance	Additional Availability
Fixed-Rate Debt:
0.737% senior notes due 2023	$1,021,611	$—
$500,000, 3.400% senior notes due 2024	499,075	—
$500,000, 3.250% senior notes due 2025	498,178	—
$750,000, 3.450% senior notes due 2027	745,412	—
$500,000, 2.800% senior notes due 2030	495,195	—
$1,000,000, 2.700% senior notes due 2031	990,206	—
$500,000, 4.250% senior notes due 2045	495,108	—
$500,000, 4.300% senior notes due 2047	493,221	—
Nonrecourse debt	116,790	—
Total fixed-rate debt	5,354,796	—

Variable-Rate Debt:
Revolving credit note	—	75,000
Money market facility	—	100,000
Receivables securitization facility due 2024	350,000	1,100,000
Overdraft facility due 2024 (£10,000)	7,273	4,906
Multi-currency revolving credit facility due 2026	—	2,400,000
Alliance Healthcare debt	279,766	185,238
Nonrecourse debt	69,862	—
Total variable-rate debt	706,901	3,865,144
Total debt	$6,061,697	$3,865,144
We have a $2.4 billion multi-currency senior unsecured revolving credit facility ("Multi-Currency Revolving Credit Facility"), which is scheduled to expire in November 2026, with a syndicate of lenders. Interest on borrowings under the Multi-Currency Revolving Credit Facility accrues at specified rates based on our debt rating and ranges from 70 basis points to 112.5 basis points over CDOR/LIBOR/EURIBOR/Bankers Acceptance Stamping Fee, as applicable (101.5 basis points over CDOR/LIBOR/EURIBOR/Bankers Acceptance Stamping Fee as of June 30, 2022) and from 0 basis points to 12.5 basis points over the alternate base rate and Canadian prime rate, as applicable. We pay facility fees to maintain the availability under the Multi-Currency Revolving Credit Facility at specified rates based on our debt rating, ranging from 5 basis points to 12.5 basis points, annually, of the total commitment (11 basis points as of June 30, 2022). We may choose to repay or reduce our commitments under the Multi-Currency Revolving Credit Facility at any time. The Multi-Currency Revolving Credit Facility contains covenants, including compliance with a financial leverage ratio test, as well as others that impose limitations on, among other things, indebtedness of subsidiaries and asset sales, with which we were compliant as of June 30, 2022.
We have a commercial paper program whereby we may from time to time issue short-term promissory notes in an aggregate amount of up to $2.4 billion at any one time. Amounts available under the program may be borrowed, repaid, and re-borrowed from time to time. The maturities on the notes will vary, but may not exceed 365 days from the date of issuance. The notes will bear interest, if interest bearing, or will be sold at a discount from their face amounts. The commercial paper program does not increase our borrowing capacity as it is fully backed by our Multi-Currency Revolving Credit Facility. There were no borrowings outstanding under our commercial paper program as of June 30, 2022.
We have a $1,450 million receivables securitization facility ("Receivables Securitization Facility"), which is scheduled to expire in November 2024. We have available to us an accordion feature whereby the commitment on the Receivables Securitization Facility may be increased by up to $250 million, subject to lender approval, for seasonal needs during the December and March quarters. Interest rates are based on prevailing market rates for short-term commercial paper or LIBOR plus a program fee. We pay a customary unused fee at prevailing market rates, annually, to maintain the availability under the Receivables Securitization Facility. The Receivables Securitization Facility contains similar covenants to the Multi-Currency Revolving Credit Facility, with which we were compliant as of June 30, 2022.
We have an uncommitted, unsecured line of credit available to us pursuant to a revolving credit note ("Revolving Credit Note"). The Revolving Credit Note provides us with the ability to request short-term unsecured revolving credit loans from time to time in a principal amount not to exceed $75 million. The Revolving Credit Note may be decreased or terminated by the bank or us at any time without prior notice. We also have a £10 million uncommitted U.K. overdraft facility ("Overdraft Facility"), which expires in February 2024, to fund short-term normal trading cycle fluctuations related to our MWI Animal Health business. We have an uncommitted, unsecured line of credit available to us pursuant to a money market credit agreement ("Money Market Facility"). The Money Market Facility provides us with the ability to request short-term unsecured revolving credit loans from time to time in a principal amount not to exceed $100 million. The Money Market Facility may be decreased or terminated by the bank or us at any time without prior notice.
In March 2022, we elected to repay in full the $250 million term loan that was scheduled to mature in June 2023. In June 2022, we elected to repay $500 million of the originally issued $1.5 billion, 0.737% senior notes that are due in March 2023.
Alliance Healthcare debt is comprised of uncommitted revolving credit facilities in various currencies with various rates. A majority of the outstanding borrowings were held in Egypt (which is 50% owned) as of June 30, 2022. These facilities are used to fund its working capital needs.
Nonrecourse debt is comprised of short-term and long-term debt belonging to the Brazil subsidiaries and is repaid solely from the Brazil subsidiaries' cash flows and such debt agreements provide that the repayment of the loans (and interest thereon) is secured solely by the capital stock, physical assets, contracts, and cash flows of the Brazil subsidiaries.
Share Purchase Programs and Dividends
In May 2020, our board of directors authorized a share repurchase program allowing us to purchase up to $500 million of our outstanding shares of common stock, subject to market conditions. During the nine months ended June 30, 2022, we purchased $260.1 million of our common stock, which included $11.7 million of June 2022 purchases that cash settled in July 2022. As of June 30, 2022, we had $213.3 million of availability remaining under this program.
In May 2022, our board of directors authorized a new share repurchase program allowing us to purchase up to $1.0 billion of our outstanding shares of common stock, subject to market conditions. As of June 30, 2022, we had $1.0 billion of availability remaining under this program as we did not purchase any shares of our common stock under this program.
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
Commitments and Obligations
As discussed in Note 10 of the Notes to Consolidated Financial Statements, we have a $6.4 billion liability on our Consolidated Balance Sheet as of June 30, 2022 for litigation relating to our comprehensive opioid settlement as well as other opioid-related litigation. On July 21, 2021, it was announced that we and the two other national pharmaceutical distributors have negotiated a comprehensive settlement agreement, and on April 2, 2022, the settlement agreement became effective as to us and 46 Settling States, as well as over 98% by population of subdivision in Settling States. The States of Washington and Oklahoma intend to join the comprehensive settlement after certain conditions have been met in those states. The settlement agreement requires us to pay approximately $5.9 billion over 18 years. Our estimated liability related to States and subdivisions that did not initially join the comprehensive settlement agreement (including West Virginia subdivisions) and the Native American tribes is approximately $0.8 billion. The payment of the aforementioned litigation liability has not and is not expected to have an impact on our ability to pay dividends.

The following is a summary of our contractual obligations for future principal and interest payments on our debt, minimum rental payments on our noncancellable operating leases, and minimum payments on our other commitments as of June 30, 2022:

Payments Due by Period (in thousands)	Debt, Including Interest Payments	Operating Leases	Other Commitments	Total
Within 1 year	$1,610,984	$197,128	$133,159	$1,941,271
1-3 years	1,698,793	345,401	159,617	2,203,811
4-5 years	242,871	268,384	58,983	570,238
After 5 years	4,238,885	484,837	—	4,723,722
Total	$7,791,533	$1,295,750	$351,759	$9,439,042
The 2017 Tax Act requires a one-time transition tax to be recognized on historical foreign earnings and profits. We expect to pay $157.1 million, net of overpayments and tax credits, related to the transition tax as of June 30, 2022, which is payable in installments over a six-year period, and commenced in January 2021. The transition tax commitment is included in "Other Commitments" in the above table.
Our liability for uncertain tax positions was $543.2 million (including interest and penalties) as of June 30, 2022. This liability represents an estimate of tax positions that we have taken in our tax returns which may ultimately not be sustained upon examination by taxing authorities. Since the amount and timing of any future cash settlements cannot be predicted with reasonable certainty, the estimated liability has been excluded from the above contractual obligations table. Our liability for uncertain tax positions as of June 30, 2022 primarily includes an uncertain tax benefit related to the $6.4 billion legal accrual for litigation related to the distribution of prescription opioid pain medications, as disclosed in Note 10 of the Notes to Consolidated Financial Statements.
Market Risks
We have exposure to foreign currency and exchange rate risk from our non-U.S. operations. Our largest exposure to foreign exchange rates exists primarily with the U.K. Pound Sterling, the Euro, the Turkish Lira, the Egyptian Pound, the Brazilian Real, and the Canadian Dollar. During the quarter ended March 31, 2022, Turkey became a highly inflationary economy, as defined under U.S. GAAP (see Note 1 of the Notes to Consolidated Financial Statements). Also, with the June 2021 acquisition of Alliance Healthcare, our foreign currency and exchange rate risk increased; therefore, we now use forward contracts to hedge against the foreign currency exchange rate impact on certain intercompany receivable and payable balances. We may use derivative instruments to hedge our foreign currency exposure, but not for speculative or trading purposes. Revenue from our foreign operations during the nine-month period ended June 30, 2022 was approximately 11% of our consolidated revenue.
We have market risk exposure to interest rate fluctuations relating to our debt. We manage interest rate risk by using a combination of fixed-rate and variable-rate debt. The amount of variable-rate debt fluctuates during the year based on our working capital requirements. We had $706.9 million of variable-rate debt outstanding as of June 30, 2022. We periodically evaluate financial instruments to manage our exposure to fixed and variable interest rates. However, there are no assurances that such instruments will be available in the combinations we want and/or on terms acceptable to us. There were no such financial instruments in effect as of June 30, 2022.
We also have market risk exposure to interest rate fluctuations relating to our cash and cash equivalents. We had $3,034.2 million in cash and cash equivalents as of June 30, 2022. The unfavorable impact of a hypothetical decrease in interest rates on cash and cash equivalents would be partially offset by the favorable impact of such a decrease on variable-rate debt. For every $100 million of cash invested that is in excess of variable-rate debt, a 10-basis point decrease in interest rates would increase our annual net interest expense by $0.1 million.
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
Recent elevated levels of inflation in the global and U.S. economies have not had a significant impact on our results of operations. If elevated levels of inflation persist or increase, our operations and financial results could be adversely affected, particularly in certain global markets.

We have risks from other geopolitical trends and events, such as the Russia-Ukraine war. Although the long-term implications of Russia’s invasion of Ukraine are difficult to predict at this time, the financial impact of the conflict in fiscal 2022 has not been material.

ITEM 3.  Quantitative and Qualitative Disclosures About Market Risk
The Company’s most significant market risks are the effects of foreign currency risk, changing interest rates, and changes in the price and volatility of the Company’s common stock. See the discussion on page 34 under the heading "Market Risks," which is incorporated by reference herein.
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
Changes in Internal Control over Financial Reporting
During the third quarter of fiscal 2022, there was no change in AmerisourceBergen Corporation’s internal control over financial reporting identified in connection with the evaluation required by Rule 13a-15(d) and 15d-15(d) of the Exchange Act that occurred during the quarter ended June 30, 2022 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II.  OTHER INFORMATION

ITEM 1.  Legal Proceedings
See Note 10 (Legal Matters and Contingencies) of the Notes to Consolidated Financial Statements set forth under Item 1 of Part I of this report for the Company’s current description of legal proceedings.
ITEM 2.  Unregistered Sales of Equity Securities and Use of Proceeds
(c) Issuer Purchases of Equity Securities
The following table sets forth the number of shares purchased, the average price paid per share, the total number of shares purchased as part of publicly announced programs, and the approximate dollar value of shares that may yet be purchased under the programs during each month in the third quarter ended June 30, 2022. See Note 7, "Stockholders' Equity and Earnings per Share," contained in "Notes to Condensed Consolidated Financial Statements" in Part I, Item 1 of this Quarterly Report on Form 10-Q for additional information.

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Programs	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Programs
April 1 to April 30	—	$—	—	$461,986,227
May 1 to May 31	927,448	$151.41	927,448	$1,321,562,242
June 1 to June 30	749,000	$144.66	748,500	$1,213,282,859
Total	1,676,448		1,675,948
ITEM 3.  Defaults Upon Senior Securities
None.
ITEM 1A.  Risk Factors
Our significant business risks are described in Item 1A to Form 10-K for the fiscal year ended September 30, 2021 to which reference is made herein.
ITEM 4.  Mine Safety Disclosures
Not applicable.
ITEM 5.  Other Information
On August 2, 2022, the Company and WBA entered into Amendment No. 1 (the "Amendment") to the Amended and Restated Shareholders Agreement dated as of June 1, 2021 (the "Shareholders Agreement"), by and between the Company and WBA.
Under Section 1.3(a) of the Shareholders Agreement, so long as WBA is entitled to nominate a director to the Company's Board of Directors (the "Board"), except as required by applicable law, neither the Company nor the Board may increase the size of the Board in excess of a maximum size set forth in such subsection (the “Maximum Board Size”) without the prior consent of WBA; provided, that the Maximum Board Size can be increased by a maximum of one (1) additional director for a period of up to one year (or such shorter period ending upon the effectiveness of the retirement described in this proviso) to accommodate the pending retirement of a director that will occur during such one-year period.
Prior to the Amendment, the Maximum Board Size was equal to the sum of nine (9) plus the number of WBA's designated directors. The Amendment increases the Maximum Board Size to the sum of eleven (11) plus the number of WBA's designated directors.
Under the Shareholders Agreement, WBA has the right to designate one director to the Board so long as WBA and its subsidiaries collectively continue to own five percent or more of the Company’s Common Stock. Because WBA has designated one director who serves on the Board, the Maximum Board Size is 12 as a result of the Amendment. The Board has currently fixed by resolution a Board size of 10 in accordance with the Company’s Amended and Restated Bylaws, of which there are no vacancies.

The Amendment is filed as Exhibit 10.2 to this Quarterly Report on Form 10-Q.

ITEM 6.  Exhibits

    (a)         Exhibits:

Exhibit Number	Description

10.1	Form of Restricted Stock Unit Award Agreement to Non-Employee Director under the AmerisourceBergen Corporation 2022 Omnibus Incentive Plan.

10.2	Amendment No. 1 to the Amended and Restated Shareholders Agreement, dated as of August 2, 2022, by and between AmerisourceBergen Corporation and Walgreens Boots Alliance, Inc.

31.1	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer.

31.2	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer.

32	Section 1350 Certifications of Chief Executive Officer and Chief Financial Officer.

101	Financial statements from the Quarterly Report on Form 10-Q of AmerisourceBergen Corporation for the quarter ended June 30, 2022, formatted in Inline Extensible Business Reporting Language (iXBRL): (i) the Consolidated Balance Sheets, (ii) the Consolidated Statements of Operations, (iii) the Consolidated Statements of Comprehensive Income, (iv) the Consolidated Statements of Changes in Stockholders' Equity, (v) the Consolidated Statements of Cash Flows, and (vi) the Notes to Consolidated Financial Statements.

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).

SIGNATURES

    Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

AMERISOURCEBERGEN CORPORATION

August 3, 2022	/s/ Steven H. Collis
Steven H. Collis
Chairman, President & Chief Executive Officer

August 3, 2022	/s/ James F. Cleary
James F. Cleary
Executive Vice President & Chief Financial Officer