Form 10-K
period 2022-09-30
AMERISOURCEBERGEN CORP
filed 2022-11-22
CIK 1140859

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-K

☑   ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE FISCAL YEAR ENDED September 30, 2022

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
Large accelerated filer ☑  Accelerated filer ☐  Non-accelerated filer ☐  Smaller reporting company ☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C.7262(b)) by the registered public accounting firm that prepared or issued its audit report.☑
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Securities Exchange Act of 1934). Yes ☐ No ☑
The aggregate market value of voting stock held by non-affiliates of the registrant on March 31, 2022 based upon the closing price of such stock on the New York Stock Exchange on March 31, 2022 was $18,539,939,166.
The number of shares of common stock of AmerisourceBergen Corporation outstanding as of October 31, 2022 was 205,668,628.
Documents Incorporated by Reference
    Portions of the following document are incorporated by reference in the Part of this report indicated below:
    Part III — Registrant's Proxy Statement for the 2023 Annual Meeting of Stockholders.

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
Industry Overview
Pharmaceutical sales in the United States, as recently estimated by IQVIA, an independent third-party provider of information to the pharmaceutical and healthcare industry, are expected to grow at a compound annual growth rate of approximately 4.5% from 2021 through 2026, and the growth rate is dependent, in part, on pharmaceutical manufacturer price increases. In addition to general economic conditions, factors that impact the growth of the pharmaceutical industry in the United States and other industry trends include:
Aging Population. The number of individuals aged 65 and over in the United States is expected to exceed 66 million by 2026 and is the most rapidly growing segment of the population. This age group suffers from more chronic illnesses and disabilities than the rest of the population and accounts for a substantial portion of total healthcare expenditures in the United States.
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
Legislative Developments. In 2010, the federal government enacted major health reform legislation designed to expand access to health insurance, which increased the number of people in the United States who are eligible to be reimbursed for all or a portion of prescription drug costs. The health reform law provides for sweeping changes to Medicare and Medicaid policies (including drug reimbursement policies), expanded disclosure requirements regarding financial arrangements within the healthcare industry, enhanced enforcement authority to prevent fraud and abuse, and new taxes and fees on pharmaceutical and medical device manufacturers. Subsequent legislation and rules promulgated by government agencies have made additional changes to federal drug payment policies. These policies and other legislative developments (including potential revisions to or repeal of any portions of the health reform legislation) may affect our businesses directly and/or indirectly (see Government Regulation and the risk factor titled Legal, regulatory, and legislative changes with respect to reimbursement, pricing, and contracting may adversely affect our business and results of operations, including through declining reimbursement rates for further details).
COVID-19 Pandemic. In March 2020, the World Health Organization ("WHO") declared a global pandemic attributable to the outbreak and continued spread of COVID-19. In connection with the mitigation and containment procedures recommended by the WHO and imposed by federal, state, and local governmental authorities, we implemented measures designed to keep our employees safe and address business continuity issues at our distribution centers and other locations. We continue to evaluate and plan for the potential effects of any disruption and the related impacts on our revenue, results of operations, and cash flows. These items include, but are not limited to, the financial condition of our customers and the realization of accounts receivable, changes in availability and demand for our products and services, changes in operating costs, and delays related to current and future projects. While our operational and financial performance may be significantly impacted by COVID-19, it is not possible for us to predict the duration or magnitude of the outbreak and whether it could have a material adverse impact on the Company's financial position, results of operations, or cash flows (see Risk Factor - We face risks related to health epidemics and pandemics, and the ongoing spread of COVID-19 has had adverse effects on our business).
Other economic conditions and certain risk factors could adversely affect our business and prospects (see Item 1A. Risk Factors).
The Company
We serve our customers (healthcare providers and pharmaceutical and biotech manufacturers) through a geographically diverse network of distribution service centers and other operations in the United States and select global markets. In our pharmaceutical distribution businesses, we are typically the primary supplier of pharmaceutical and related products to our healthcare provider customers. We offer a broad range of services to our customers designed to enhance the efficiency and effectiveness of their operations, which allow them to improve the delivery of healthcare to patients and to lower overall costs in the pharmaceutical supply channel.
Strategy
Our business strategy is focused on the global pharmaceutical supply channel where we provide distribution and value-added services to healthcare providers (primarily pharmacies, health systems, medical and dialysis clinics, physicians, and veterinarians) and pharmaceutical manufacturers to improve channel efficiencies and patient outcomes. Our strategy is one of driving executional excellence in our core distributions solutions business in the U.S. and Internationally, while also investing in higher margin, high growth adjacencies where we provide solutions to pharmaceutical manufacturers to support the clinical development and commercialization of their therapies and support providers in driving efficiency and effectiveness of their operations. Implementing this disciplined and focused strategy in a seamless and unified way has allowed us to significantly expand our business. We are well positioned to grow revenue and increase operating income through the execution of the following key elements of our business strategy:
•Optimize and Grow U.S. Healthcare Solutions Businesses. We are well positioned in size and market breadth to continue to grow our U.S. Healthcare Solutions businesses as we invest to improve our operating and capital efficiencies. Our U.S. human health distribution businesses, including specialty pharmaceuticals, anchors our growth and position in the pharmaceutical supply channel as we provide superior distribution services and deliver value-added solutions, which improve the efficiency and competitiveness of both healthcare providers and pharmaceutical manufacturers, thus allowing the pharmaceutical supply channel to better deliver healthcare to patients.
We are a leader in distribution and services to community oncologists and have leading positions in other physician-administered products. We distribute plasma and other blood products, injectable pharmaceuticals, vaccines, and other specialty products. We are well positioned to service and support biotechnology therapies, including biosimilars, expected to be coming to market in the near future.
We have introduced strategies to enhance our position in the generic marketplace, including our generic product private label program based in Ireland. We source generics globally, offer a value-added generic formulary program to our healthcare provider customers, and monitor our customers' compliance with our generics program. We also provide data and other valuable services to our manufacturer customers.
We offer value-added services and solutions to assist healthcare providers and pharmaceutical manufacturers to improve their efficiency and their patient outcomes. Services for manufacturers include: assistance with rapid new product launches, promotional and marketing services to accelerate product sales, product data reporting, market access and health economics consulting, patient support programs, and logistical support.
Our provider solutions include: our Good Neighbor Pharmacy® program, which enables independent community pharmacies to compete more effectively through pharmaceutical benefit and merchandising programs; Elevate Provider Network®, our managed care network, which connects our retail pharmacy customers to payor plans throughout the country and is one of the largest in the United States; generic product purchasing and private label services; hospital pharmacy consulting designed to improve operational efficiencies; and packaging solutions for institutional and retail healthcare providers. We also offer services that optimize patient access and provide purchasing power to providers.
We believe we have one of the lowest operating cost structures among all pharmaceutical distributors. Our robust distribution facility network includes a national distribution center in Columbus, OH, which offers pharmaceutical manufacturers a single shipping destination. We continue to seek opportunities to achieve increased productivity and operating income gains as we invest in and continue to implement warehouse automation technology, adopt "best practices" in warehousing activities, and increase operating leverage by increasing volume per full-service distribution facility. We continue to seek opportunities to expand our offerings in our human health distribution businesses.
Our animal health business sells pharmaceuticals, vaccines, parasiticides, diagnostics, micro feed ingredients, and various other products to customers in both the companion animal and production animal markets. It also offers its customers a variety of value-added services, including its e-commerce platform, technology management systems, pharmacy fulfillment, inventory management system, equipment procurement consultation, special order fulfillment, and educational seminars, which we believe closely integrate the animal health business with its customers' day-to-day operations and provide them with meaningful incentives to remain customers.
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
•Optimize and Grow Our International Healthcare Solutions Businesses. We are well positioned in size and market breadth to continue to grow our International Healthcare Solutions businesses as we invest to improve our operating and capital efficiencies. The International Healthcare Solutions reportable segment consists of businesses that focus on international pharmaceutical wholesale and related service operations and global commercialization services. The International Healthcare Solutions reportable segment distributes pharmaceuticals, other healthcare products, and related services to healthcare providers, including pharmacies, doctors, health centers and hospitals primarily in Europe. It also is a leading global specialty transportation and logistics provider for the biopharmaceutical industry. The Canada business drives innovative partnerships with manufacturers, providers, and pharmacies to improve product access and efficiency throughout the healthcare supply chain.
•Acquisitions. In order to grow our core strategic offerings and to enter related markets, we have acquired and invested in businesses and will continue to consider additional acquisitions and investments.
In September 2022, we entered into a definitive agreement to acquire PharmaLex Holding GmbH (“PharmaLex”), a leading provider of specialized services for the life sciences industry, for €1.28 billion in cash, subject to customary adjustments. PharmaLex's services include regulatory affairs, development consulting and scientific affairs, pharmacovigilance, and quality management and compliance. The acquisition will advance our role as a partner of choice for biopharmaceutical manufacturers by enhancing our global portfolio of solutions to support manufacturer partners across the pharmaceutical development and commercialization journey. PharmaLex will be a component of our International Healthcare Solutions reportable segment. The acquisition is expected to close by March 2023 and is subject to the satisfaction of customary closing conditions, including receipt of required regulatory approvals.
•Divestitures. In order to allow us to concentrate on our strategic focus areas, we have divested certain non-core businesses and may, from time to time, consider additional divestitures.
We completed the sales of non-core subsidiaries in the fiscal year ended September 30, 2022 and received total proceeds $272.6 million, subject to final working capital adjustments.

Operations
Operating Structure. We are organized geographically based upon the products and services we provide to our customers. Our operations are comprised of two reportable segments: U.S. Healthcare Solutions and International Healthcare Solutions. U.S. Healthcare Solutions consists of the legacy Pharmaceutical Distribution Services reportable segment (excluding Profarma), MWI Animal Health, Xcenda, Lash Group, and ICS 3PL. International Healthcare Solutions consists of Alliance Healthcare, World Courier, Innomar, Profarma, and Profarma Specialty (until it was divested in June 2022). Profarma had previously been included in the Pharmaceutical Distribution Services reportable segment.
U.S. Healthcare Solutions Segment
The U.S. Healthcare Solutions reportable segment distributes a comprehensive offering of brand-name, specialty brand-name and generic pharmaceuticals, over-the-counter healthcare products, home healthcare supplies and equipment, and related services to a wide variety of healthcare providers, including acute care hospitals and health systems, independent and chain retail pharmacies, mail order pharmacies, medical clinics, long-term care and alternate site pharmacies, and other customers. The U.S. Healthcare Solutions reportable segment also provides pharmaceutical distribution (including plasma and other blood products, injectable pharmaceuticals, vaccines, and other specialty pharmaceutical products) and additional services to physicians who specialize in a variety of disease states, especially oncology, and to other healthcare providers, including hospitals and dialysis clinics. Additionally, the U.S. Healthcare Solutions reportable segment provides data analytics, outcomes research, and additional services for biotechnology and pharmaceutical manufacturers. The U.S. Healthcare Solutions reportable segment also provides pharmacy management, staffing and additional consulting services, and supply management software to a variety of retail and institutional healthcare providers. It also provides a full suite of integrated manufacturer services that ranges from clinical trial support to product post-approval and commercialization support. Additionally, it delivers packaging solutions to institutional and retail healthcare providers. Through its animal health business, the U.S. Healthcare Solutions reportable segment sells pharmaceuticals, vaccines, parasiticides, diagnostics, micro feed ingredients, and various other products to customers in both the companion animal and production animal markets. Our animal health business also offers demand-creating sales force services to manufacturers.
International Healthcare Solutions
The International Healthcare Solutions reportable segment consists of businesses that focus on international pharmaceutical wholesale and related service operations and global commercialization services. The International Healthcare Solutions reportable segment distributes pharmaceuticals, other healthcare products, and related services to healthcare providers, including pharmacies, doctors, health centers and hospitals primarily in Europe. It also is a leading global specialty transportation and logistics provider for the biopharmaceutical industry. In Canada, the business drives innovative partnerships with manufacturers, providers, and pharmacies to improve product access and efficiency throughout the healthcare supply chain.
Sales and Marketing. The majority of U.S. Healthcare Solutions' sales force is led nationally, with geographic focus and specialized by either healthcare provider type or size. Customer service representatives are centralized in order to respond to customer needs in a timely and effective manner. U.S. Healthcare Solutions also has support professionals focused on its various technologies and service offerings. U.S. Healthcare Solutions' sales teams also serve national account customers through close coordination with local distribution centers and ensure that our customers are receiving service offerings that meet their needs. Our International Healthcare Solutions' businesses each have independent sales forces that specialize in their respective product and service offerings. In addition, we have an enterprise-wide marketing team that coordinates branding and all other marketing activities across the Company.
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
Our two largest customers, Walgreens Boots Alliance, Inc. ("WBA") and Express Scripts, Inc. ("Express Scripts"), accounted for approximately 27% and approximately 13%, respectively, of revenue in the fiscal year ended September 30, 2022. Our top 10 customers, including governmental agencies and group purchasing organizations ("GPO"), represented approximately 66% of revenue in the fiscal year ended September 30, 2022. The loss of any major customer or GPO relationship could adversely affect future revenue and results of operations. Additionally, from time to time, significant contracts may be terminated in accordance with their terms or extended, renewed, or replaced prior to their expiration dates. If those contracts are not renewed, or are extended, renewed, or replaced at less favorable terms, they may negatively impact our revenue, results of operations, and cash flows.
Suppliers. We obtain pharmaceutical and other products from manufacturers, none of which accounted for 10% or more of our purchases in the fiscal year ended September 30, 2022. The loss of a supplier could adversely affect our business if alternate sources of supply are unavailable since we are committed to be the primary source of pharmaceutical products for a majority of our customers. We believe that our relationships with our suppliers are strong. The 10 largest suppliers in fiscal year ended September 30, 2022 accounted for approximately 46% of our purchases.
Information Systems. The U.S. Healthcare Solutions operating segment’s distribution facilities in the United States primarily operate under a single enterprise resource planning (“ERP”) system. U.S. Healthcare Solutions’ ERP system provides for, among other things, electronic order entry by customers, invoice preparation and purchasing, and inventory tracking. Our International Healthcare Solutions operating segment operates the majority of its businesses on their own operating systems. We continue to make investments to enhance and upgrade the operating systems utilized by our International Healthcare Solutions operating segments, including, but not limited to, Alliance Healthcare. We also continue to invest in cybersecurity capabilities as a key priority.
Additionally, we are improving our entity-wide infrastructure environment to drive efficiency, capabilities, and speed to market.
We will continue to invest in advanced information systems and automated warehouse technology. For example, in an effort to comply with future pedigree and other supply chain custody requirements (see Risk Factor - Increasing governmental efforts to regulate the pharmaceutical supply channel may increase our costs and reduce our profitability), we expect to continue to make significant investments in our secure supply chain information systems.
U.S. Healthcare Solutions has made significant investments in its electronic ordering systems. U.S. Healthcare Solutions’ systems are intended to strengthen customer relationships by helping customers to reduce operating costs, and by providing them a platform for a number of basic and value-added services, including product demand data, inventory replenishment, single-source billing, third-party claims processing, real-time price and incentive updates, and price labels.
U.S. Healthcare Solutions processes a substantial portion of its purchase orders, invoices, and payments electronically, and it continues to make substantial investments to expand its electronic interface with its suppliers. U.S. Healthcare Solutions has warehouse operating systems, which are used to manage the majority of its transactional volume. The warehouse operating systems have improved U.S. Healthcare Solutions’ productivity and operating leverage.
Competition
We face a highly competitive global environment in the distribution of pharmaceuticals and related healthcare services. Our largest competitors are McKesson Corporation ("McKesson"), Cardinal Health, Inc. ("Cardinal"), and UPS Logistics, among others. Our U.S. human health distribution businesses compete with both McKesson and Cardinal, as well as national generic distributors and regional distributors within pharmaceutical distribution. In addition, we compete with manufacturers who sell directly to customers, chain drugstores who manage their own warehousing, specialty distributors, and packaging and healthcare technology companies. Our consulting businesses, World Courier, MWI, and Alliance Healthcare also face competition from a variety of businesses. In all areas, competitive factors include price, product offerings, value-added service programs, service and delivery, credit terms, and customer support.
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
Human Capital Resources
Our ability to succeed in the global marketplace directly depends on attracting and retaining a talented and skilled workforce. We aspire to accelerate business results by fostering a diverse and an inclusive workplace, where all members of our global talent are supported and inspired to perform at their full potential and contribute to our success as their authentic selves.
Workforce
As of September 30, 2022, we had approximately 44,000 employees, of which approximately 39,000 were full-time employees and approximately 39% were U.S.-based employees.
Approximately 28% of our employees are covered by collective bargaining agreements, nearly all of whom are employees located outside of the United States.
We encourage and embrace different cultures and backgrounds, as we recognize the value of employing a workforce of unique and varying viewpoints and experiences. Individuals who self-identify as female make up the majority of AmerisourceBergen’s global workforce and Executive Management Committee, at 51% and 57%, respectively. Additionally, 50% of our U.S. workforce are individuals who self-identify as ethnically and/or racially diverse. We currently have two directors who self-identify as ethnically and/or racially diverse, and we currently have three directors who self-identify as female. In addition, the Company announced the election of a new female director, effective January 1, 2023.
Talent Development
We consider employee development to be a strategic priority. We support employee growth and advancement by offering a variety of benefits to eligible full-time employees including, among others:
•Leadership and professional development programs and resources;
•Leadership and executive coaching;
•Tuition reimbursement;
•Opportunities to volunteer and participate in mentorship and support programs such as our Employee Resource Groups (“ERGs”);
•Recognition for excellence, such as our annual Pursuit of Purpose awards and True Blue associate recognition program; and
•Personalized learning and skill-building programs offered through our global learning experience platform.
Importantly, we continue to make meaningful investments in supporting and building our talent and enhancing our culture. In fiscal 2022, we conducted an Employee Experience survey across the Company as a means to gauge employee satisfaction and identify areas in which we can enhance and improve employee experience. This survey also included a Global Inclusion Index that was comprised of questions designed to measure inclusion across the organization. The Employee Experience Survey is the foundation for our new employee listening strategy to ensure employee voices are heard and valued in shaping our Company’s culture.
We introduced our leadership model, which emphasizes people, collaboration, innovation, and purpose, to our team members in fiscal 2021 through a series of experiential learning programs. In fiscal year 2022, we continued to embed the Leadership Competency Model into our enterprise learning programs, talent processes, succession planning and leadership development. The ultimate goal of our leadership competency model is to help us unlock the full potential of our people and build the new skills and behaviors we need to achieve our enterprise strategy.
Our overarching goal is to provide our team members with clear pathways for career development, access to programs and benefits that allow them to live fuller, healthier lives, and opportunities to participate in their communities in ways that are meaningful to them and inspire and celebrate their individuality. Our talent development programs are designed to help provide a supportive and engaging work environment where team members can excel, while remaining authentic and empowered to share their unique perspectives and experiences.

Diversity, Equity, and Inclusion (“DEI”)
At AmerisourceBergen, we are committed to fostering a global workplace that values diversity, equity, and inclusion by creating pathways for every team member to thrive, making a positive impact on our communities, and continuously enhancing our transparency and accountability.
Our long-term DEI strategy is focused on four critical dimensions—people, culture, progress, and community—and is grounded in deep organizational insights, our people data, and industry research and benchmarks. In pursuit of this strategy, in 2022, we:
•Refreshed the membership and mission of AmerisourceBergen’s DEI Global Council (the “DEI Council”) by expanding the membership of the DEI Council to include the Chair of each ERG and revising the DEI Council’s mission to specifically include identifying and amplifying areas of opportunity to advance our global diversity, equity, and inclusion strategy.
•Published a dedicated DEI Summary Report on the Company’s website that highlights content from our Environmental, Social and Governance report, as a means to underscore our commitment to DEI, build trust and accountability through enhanced transparency, and monitor progress on our DEI goals.
•Conducted the first Employee Experience Survey to, among other things, measure inclusion in our global culture.
•Launched a Global Inclusion campaign, which includes a robust communication plan and action-oriented learning assets to empower our team members and inform inclusive leadership.
In addition to the foregoing, we offered a number of DEI programs and initiatives in fiscal 2022, including celebrating global inclusion in partnership with our ERGs by holding two global events: International Women’s Day in March and Pride Month in June.
We are proud that our DEI efforts continue to be recognized. The Human Rights Campaign awarded the Company a perfect score of 100% on its Corporate Equality Index for the fifth consecutive year and also listed us as one of the “Best Places to Work for LGBTQ+ Equality.”
Competitive Compensation and Benefits
We are committed to ensuring equal opportunity and pay equity. We have implemented processes that are designed to drive equitable pay decisions and eliminate unexplained pay inequities. To further support this, AmerisourceBergen has a cross-functional team of leaders from the Global Compensation, Legal, and Human Resource departments that is responsible for researching best practices, reviewing pay practices, working with external resources to analyze current pay equity, and working with senior leaders to implement changes. As a result of these efforts, we have:
•Modified promotional salary increase guidelines to help eliminate pay gaps;
•Removed questions about pay history in the recruiting and interviewing processes of external candidates;
•Adopted the practices of administering annual merit increases based on both performance and base pay within the pay range and making promotional salary increases based on market competitiveness and internal equity; and
•Implemented annual assessments that identify potential pay gaps, with the goal of developing a plan to correct any identified pay gaps that are inexplicable.
Our comprehensive benefit and compensation package offers the following to all eligible full-time team members:
•Medical, dental, and vision care, life insurance and other income protection, a retirement plan with Company match, and a discounted employee stock purchase program;
•An employee assistance program with free counseling sessions and unlimited digital mental health support, tuition assistance (including scholarships for dependents), medical coverage for same and opposite gender domestic partners, and holidays and paid time off;
•Infertility coverage and family building counseling services, as well as reimbursement for adoption expenses;
•Counseling and education guidance benefits to support the needs of team members and dependents with developmental and cognitive challenges; and

•Effective January 1, 2023, a minimum of twelve weeks of paid parental leave following birth, adoption, or surrogacy for both parents.
We offer postpartum support and return-to-work assistance, including on-site lactation rooms and flexible work arrangements, such as flex hours. For nursing moms who travel for work, we offer a service to ship breast milk back to their homes. We also offer back-up child and elder care, plus discounts on services, such as childcare, saving for college, and tutoring. Beginning in 2023, we will offer two weeks of paid caregiver leave to care for a family member who has a serious health condition.
We also believe it is important to invest in the health and wellness of our team members. Our myWellbeing program focuses on the physical, emotional, financial, and social aspects of wellness. Team members can earn points towards a reduction in health insurance premium costs by completing activities, such as monthly challenges, financial training, and getting preventive exams and screenings. We also offer diabetes, weight management, and musculoskeletal programs for team members and their dependents. To help team members navigate the often-confusing healthcare system, we provide a navigation and advocacy service to assist in finding the right care, obtaining a medical second opinion, and understanding confusing medical bills.
In fiscal 2022, when we initiated our return-to-office protocol, we adopted WorkSmart, a principled work-from-home flexibility program for those team members whose work does not require them to be at one of our physical locations. WorkSmart is based our philosophy and approach to employee satisfaction and provides team members flexibility in how and where work is completed.
Safety and COVID-19
We are committed to the safety and wellbeing of our team members. In addition to utilizing a peer-to-peer safety program, we regularly convene our company leaders to review and evaluate safety data and issue operational excellence scorecards. Distribution center team members receive training on proper safety procedures and incentive opportunities, with safety performance tracked and shared across the organization.
In connection with prioritizing safety, we continue to follow clinical and regulatory guidance as it relates to the COVID-19 pandemic. We continuously monitor guidance on COVID-19 safety and look for ways to enhance our safety protocols.
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
The U.S. Drug Enforcement Administration (“DEA”), the U.S. Food and Drug Administration (“FDA”), the U.S. Department of Justice, and various other federal and state authorities regulate the purchase, storage, and/or distribution of pharmaceutical products, including controlled substances. Wholesale distributors of controlled substances must hold valid DEA licenses, meet various security and operating standards, and comply with regulations governing the sale, marketing, packaging, holding, and distribution of controlled substances.
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
In recent years, some states have passed or proposed laws and regulations that are intended to protect the safety of the pharmaceutical supply channel. These laws and regulations are designed to prevent the introduction of counterfeit, diverted, adulterated, or mislabeled pharmaceuticals into the distribution system. At the federal level, the supply chain security legislation known as the Drug Quality and Security Act (“DQSA”) became law in 2013. Title II of the DQSA, known as the Drug Supply Chain Security Act (“DSCSA”), establishes federal traceability standards requiring drugs to be labeled and tracked at the lot level, preempts state drug pedigree requirements, and requires all supply-chain stakeholders to participate in an electronic, interoperable prescription drug traceability system. The DSCSA also establishes requirements for drug wholesale distributors and third-party logistics providers, including licensing requirements applicable in states that had not previously licensed third-party logistics providers. The FDA, and eventually all comparable state agencies, will promulgate implementing regulations governing wholesale distributor and third-party logistics providers. There can be no assurance that we are fully compliant with DQSA requirements, or with additional related state regulatory and licensing requirements, and any failure to comply may result in suspension or delay of certain operations and additional costs to bring our operations into compliance. These and other requirements will continue to increase the cost of our operations.
The regulation of public and private health insurance and benefit programs can also affect our business, and scrutiny of the healthcare delivery and reimbursement systems in the United States, including those related to the importation and reimportation of certain drugs from foreign markets, can be expected to continue at both the state and federal levels. This process may result in additional legislation and/or regulation governing the production, delivery, or pricing of pharmaceutical products and other healthcare services. In addition, changes in the interpretations of existing regulations may result in significant additional compliance costs or the discontinuation of our ability to continue to operate certain of our distribution centers, which may have a material adverse effect on our financial condition and results of operations.
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
See “Risk Factors” for a discussion of additional legal and regulatory developments, as well as enforcement actions or other litigation that may arise out of our failure to adequately comply with applicable laws and regulations that may negatively affect our results of operations and financial condition.
Health Information and Privacy Practices
The Health Information Portability and Accountability Act of 1996 (“HIPAA”) and its implementing regulations set forth privacy and security standards designed to protect the privacy of and provide for the security of protected health information, as defined under the HIPAA regulations. Some of our businesses collect, maintain, and/or access protected health information and are subject to the HIPAA regulations. Our operations, depending on their location, may also be subject to state or foreign regulations affecting personal data protection and the manner in which information services or products are provided. Significant criminal and civil penalties may be imposed for violation of HIPAA standards and other such laws. We have a HIPAA compliance program to facilitate our ongoing efforts to comply with the HIPAA regulations.
The Health Information Technology for Economic and Clinical Health Act (“HITECH Act”) strengthened federal privacy and security provisions governing protected health information. Among other things, the HITECH Act expanded certain aspects of the HIPAA privacy and security rules, imposed new notification requirements related to health data security breaches, broadened the rights of the U.S. Department of Health and Human Services (“HHS”) to enforce HIPAA, and directed HHS to publish more specific security standards. In January 2013, the Office for Civil Rights of HHS published the HIPAA omnibus final rule (“HIPAA Final Rule”), which amended certain aspects of the HIPAA privacy, security, and enforcement rules pursuant to the HITECH Act, extending certain HIPAA obligations to business associates and their subcontractors. Certain components of our business act as “business associates” within the meaning of HIPAA and are subject to these additional obligations under the HIPAA Final Rule.
Some of our businesses collect, maintain, and/or access other personal information (including sensitive personal information) that is subject to federal and state laws protecting such information, in addition to the requirements of HIPAA, the HITECH Act, and the implementing regulations. Personal information is also highly regulated in many other countries in which we operate and many of these laws place restrictions on the transfer of personal information to other jurisdictions. As such regulations continue to evolve, we must comply with applicable privacy and security requirements of these countries, including but not limited to those in the European Union and the United Kingdom. Most notably certain aspects of our business are subject to the European Union’s General Data Protection Regulation (“GDPR”) which became effective on May 25, 2018, the UK GDPR and the UK Data Protection Act of 2018, the California Consumer Protection Act (“CCPA”), which became effective on January 1, 2020, and Brazil’s General Data Protection Law (Lei Geral de Proteção de Dados Pessoais) – Law No. 13,709/208 (“LGPD”) which became effective in August 2020. On November 3, 2020, the California Privacy Rights Act of

2020 (“CPRA”), which amends the CCPA and adds new privacy protections that will become effective on January 1, 2023, was enacted through a ballot initiative. Similarly, Virginia (the Virginia Consumer Data Protection Act, effective on January 1, 2023), Colorado (the Colorado Privacy Act, effective on July 1, 2023), Connecticut (the Connecticut Data Privacy Act, effective on July 1, 2023), and Utah (the Utah Consumer Privacy Act, effective December 31, 2023) have also enacted similarly situated data protection laws. Other states and countries continue to enact similar legislation. We have implemented a privacy and information security compliance program to facilitate our ongoing efforts to comply with the applicable privacy laws and regulations. There can be no assurances that compliance with these requirements will not impose new costs on our business.
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
WBA accounted for approximately 27% of our revenue in the fiscal year ended September 30, 2022. Express Scripts accounted for approximately 13% of our revenue in the fiscal year ended September 30, 2022. Our top ten customers, including governmental agencies, represented approximately 66% of revenue in the fiscal year ended September 30, 2022. We have distributor relationships with GPOs in multiple distribution segments. We may lose a significant customer or GPO relationship if any existing contract with such customer or GPO expires without being extended, renewed, renegotiated or replaced or is terminated by the customer or GPO prior to expiration, to the extent such early termination is permitted by the contract. A number of our contracts with significant customers or GPOs are typically subject to expiration each year and we may lose any of these customers or GPO relationships if we are unable to extend, renew, renegotiate or replace the contracts. The loss of any significant customer or GPO relationship could adversely affect our revenue, results of operations, and cash flows. Additionally, from time to time, significant contracts may be renewed or modified prior to their expiration date in furtherance of our strategic objectives. If those contracts are renewed or modified at less favorable terms, they may also negatively impact our revenue, results of operations, and cash flows.
The anticipated ongoing strategic and financial benefits of our relationship with WBA may not be realized.
In June 2021, we extended to 2029 our distribution agreement under which we distribute drugs to Walgreens pharmacies and our generics purchasing services arrangement under which Walgreens Boots Alliance Development GmbH (“WBAD”) provides a variety of services, including negotiating acquisition pricing with generic manufacturers on our behalf. This reflected our continued expectation that partnering strategically with WBA will result in various benefits including continued cost savings and initiatives designed to create incremental growth and efficiencies in sourcing, logistics and distribution. We also entered into a distribution agreement pursuant to which we will supply branded and generic pharmaceutical products to WBA’s Boots UK Ltd. subsidiary through 2031. The processes needed to achieve and maintain these initiatives and benefits are complex, costly, and time-consuming. Achieving the anticipated benefits from the arrangements on an ongoing basis is subject to a number of significant challenges and uncertainties, including: the potential inability to realize and/or delays in realizing potential benefits resulting from participation in our generics purchasing services arrangement with WBAD, including improved generic drug pricing and terms, improved service fees from generic manufacturers, cost savings, innovations, or other benefits due to its inability to negotiate successfully with generic manufacturers or otherwise to perform as expected; the potential disruption of our plans and operations as a result of the extension of the duration of our distribution agreement for Walgreens pharmacies and our generics purchasing services agreement with WBAD and the respective terms thereunder, including any disruption of our cash flow and ability to return value to our stockholders in accordance with our past practices and any reduction in our operational, strategic or financial flexibility; potential changes in supplier relationships and terms; unexpected or unforeseen costs, fees, expenses and charges incurred by us related to the transaction or the overall strategic relationship; changes in the economic terms under which we distribute pharmaceuticals to Walgreens pharmacies in the United States or to pharmacies operated by Boots UK Ltd. in the United Kingdom, including changes necessitated by changing market conditions or other unforeseen developments that may arise during the term of either distribution agreement, to the extent that any such changes are not offset by other financial benefits that we are able to obtain through collaboration in other aspects of our strategic relationship with WBA; and any potential issues that could impede our ability to continue to work collaboratively with WBA in an efficient and effective manner in furtherance of the anticipated strategic and financial benefits of the relationship.
In addition, WBA has the right, but not the obligation, under the transactions contemplated by the Framework Agreement dated March 18, 2013 and the Amended and Restated AmerisourceBergen Shareholders Agreement dated June 1, 2021, as further amended on August 2, 2022 (the “Shareholders Agreement”), to make certain additional investments in our common stock. WBA also has the right to sell any of the shares of our common stock that it has acquired so long as WBA has held the shares beyond the requisite dates specified in the Shareholders Agreement, subject to certain restrictions on the number of shares that may be sold at any given time. For example, in November 2022, WBA sold 13.2 million shares of our common stock. Any sales of common stock by WBA could adversely affect prevailing market prices of our common stock. We could also encounter unforeseen costs, circumstances, or issues with respect to the transactions and collaboration we anticipate pursuing with WBA. Many of these potential circumstances are outside of our control and any of them could result in increased costs, decreased revenue, decreased benefits and the diversion of management time and attention. If we are unable to achieve any of our objectives, the expected future benefits may not be realized fully or may take longer to realize than expected, which could have a material adverse impact on our business, financial condition, and results of operations.
A disruption in our distribution or generic purchasing services arrangements with WBA could adversely affect our business and financial results.
We are the primary distributor of pharmaceutical products for WBA in the United States and the United Kingdom. If our operations are seriously disrupted for any reason deemed within our control, we may have an obligation to pay or credit WBA for failure to supply products. In addition, upon the expiration or termination of our distribution agreement for Walgreens pharmacies, our distribution agreement with Boots UK Ltd. or our generics purchasing services arrangement with WBAD, there can be no assurance that we or WBA will be willing to renew, on terms favorable to us or at all.
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
As part of our strategy we seek to pursue acquisitions of and investments in other companies. At any particular time, we may be in various stages of assessment, discussion, and negotiation with regard to one or more potential acquisitions or investments, not all of which will be consummated. We make public disclosure of pending and completed acquisitions when appropriate and required by applicable securities laws and regulations. On June 1, 2021, we completed our acquisition of Alliance Healthcare from WBA for $5,596.7 million in net cash, $229.1 million of the our common stock, and $6.1 million of other equity consideration (see Note 2 of the Notes to Consolidated Financial Statements). On September 12, 2022, we announced our intent to acquire PharmaLex Holding GmbH (“PharmaLex”) for €1,280 million in cash, subject to certain customary adjustments. The PharmaLex transaction is expected to close by March 2023 and is subject to the satisfaction of customary closing conditions, including receipt of required regulatory approvals. Alliance Healthcare and PharmaLex operate in the United Kingdom, Germany, a number of other countries in the European Union, and in select other markets. We may find that our ability to integrate and control Alliance Healthcare and PharmaLex is more difficult, time consuming or costly than expected, especially in certain countries where our investment is not wholly-owned, such as our 50%-owned Alliance Healthcare Egypt subsidiary. Each of Alliance Healthcare and PharmaLex may fail to achieve its expected future financial and operating performance and results and the acquisitions may have the effect of disrupting relationships with employees, suppliers, and other business partners.
Acquisitions involve numerous risks and uncertainties and may be of businesses or in regions in which we lack operational or market experience. Acquired companies may have business practices that we are not accustomed to or have unique terms and conditions with their business partners. As a result of the acquisition of Alliance Healthcare and other future acquisitions, including PharmaLex, our results of operations and financial condition may be adversely affected by a number of factors, including: regulatory or compliance issues that could arise; changes in regulations and laws; the failure of the acquired businesses to achieve the results we have projected in either the near or long term; the assumption of unknown liabilities, including litigation risks; the fair value of assets acquired and liabilities assumed not being properly estimated; the difficulties of imposing adequate financial and operating controls on the acquired companies and their management and the potential liabilities that might arise pending the imposition of adequate controls; the difficulties in the integration of the operations, technologies, services and products of the acquired companies; and the failure to achieve the strategic objectives of these acquisitions. Our businesses operate in a number of jurisdictions, including Egypt and other locations, that have a higher business, operating and regulatory risk profile than the United States and European Union jurisdictions. Such risks may include risks of violation of United States, United Kingdom and other anti-corruption, anti-bribery and international trade laws. Our results of operations and financial condition may be adversely affected if we are not able to effectively put in place effective financial controls and compliance policies to safeguard against such risks as part of our integration of businesses, including Alliance Healthcare.

Our business and results of operations may be adversely affected if we fail to manage and complete divestitures.
We regularly evaluate our portfolio to determine whether an asset or business may no longer help us meet our objectives. When we decide to sell assets or a business, we may encounter difficulty finding buyers or alternative exit strategies, which could delay the achievement of our strategic objectives. Further, divestitures may be delayed due to failure to obtain required approvals on a timely basis, if at all, from governmental authorities, or may become more difficult to execute due to conditions placed upon approval that could, among other things, delay or prevent us from completing a transaction, or otherwise restrict our ability to realize the expected financial or strategic goals of a transaction. The impact of a divestiture on our results of operations could also be greater than anticipated.
Our results of operations and our financial condition may be adversely affected by our global operations.
We conduct operations in over 50 countries, which subjects us to various risks inherent in global operations. We may conduct business in additional foreign jurisdictions in the future, which may carry operational risks in addition to the risks of acquisition described above. At any particular time, our global operations may be affected by local changes in laws, regulations, and political and economic environments, including inflation, recession, currency volatility, and competition, as well as business and operational decisions made by joint venture partners. For example, during fiscal 2022, Turkey became a “highly inflationary economy,” as defined under U.S. GAAP, which impacted our consolidated financial statements.
Furthermore, geopolitical dynamics caused by political, economic, social or other conditions in foreign countries and regions may impact our business and results of operations. During fiscal 2022, we have experienced increased costs, including for fuel, and it is possible that we could experience supply disruptions or shortages if tariffs or other protective measures are enacted. Significantly higher and sustained rates of inflation, with subsequent increases in operational costs, could have a material adverse effect on our business, financial position and results of operations. The continued threat of terrorism and heightened security and military action in response thereto, or any other current or future acts of terrorism, war (such as the ongoing Russia and Ukraine war), and other events (such as economic sanctions and trade restrictions, including those related to the on-going Russia and Ukraine war) may cause further disruptions to the economies of the United States and other countries and create further uncertainties or could otherwise negatively impact our business, operating results, and financial condition.
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
We might be adversely impacted by the January 2020 withdrawal of the United Kingdom from the European Union.
We have continued to expand our operations in the United Kingdom and the European Union and face risks associated with the uncertainty and potential disruptions associated with the United Kingdom's withdrawal from the European Union (“Brexit”). We continue to believe Brexit could adversely affect political, regulatory, economic or market conditions and contribute to instability in global political institutions, regulatory agencies and financial markets. For example, we might experience volatility in exchange rates and interest rates and changes in laws regulating our United Kingdom operations as well as sourcing disruptions and associated pricing volatility. Customers might reduce purchases due to the uncertainty caused by Brexit. Any of these risks might have a materially adverse impact on our business operations and our financial position or results of operations. Similar future trade disruptions or disputes could have a negative impact on our operations in the United Kingdom and European Union and other parts of the world.
We are subject to operational and logistical risks that might not be covered by insurance.
We have distribution centers and facilities located in the United States, the United Kingdom, the European Union and throughout the world. Our business exposes us to risks that are inherent in the distribution of pharmaceuticals and the provision of related services, including cold chain storage and shipping. The volume of cold chain storage and shipping has increased in part due to the COVID-19 pandemic and the requirements for distribution of COVID-19 vaccines and certain treatments. We expect this trend to continue. Although we seek to maintain adequate insurance coverage, coverage on acceptable terms might be unavailable, coverage might not cover our losses, coverage might be significantly more costly or may require large deductibles.
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
Additionally, approximately 28% of our employees are covered by collective bargaining agreements, nearly all of whom are employees located outside of the United States. We believe that our relationship with our employees is good but if any of our employees in locations that are unionized should engage in strikes or other such bargaining tactics in connection with the negotiation of new collective bargaining agreements upon the expiration of any existing collective bargaining agreements, such tactics could be disruptive to our operations and adversely affect our results of operations.
Industry and Economic Risks
Our results of operations could be adversely impacted by manufacturer pricing changes.
Our contractual arrangements with pharmaceutical manufacturers for the purchase of brand pharmaceutical products in the United States generally use wholesale acquisition cost (“WAC”) as the reference price. We sell brand pharmaceutical products to many of our customers using WAC as the reference price and to other customers based on their negotiated contract price. If manufacturers change their pricing policies or practices with regard to WAC or if prices charged by manufacturers do not align with prices negotiated to be paid by our customers, and we are unable to negotiate alternative ways to be compensated by manufacturers or customers for the value of our services, our results of operations could be adversely affected. Additionally, there are a number of U.S. government policy initiatives being considered which, if enacted, could directly or indirectly regulate or impact WAC prices. If such initiatives are passed or finalized and we are unable to negotiate equitable changes with our suppliers and/or customers, our results of operations could be adversely impacted.
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
As described in greater detail in the “Competition” section, the industries in which we operate are highly competitive. In addition, the healthcare industry continues to experience increasing consolidation, including through the formation of strategic alliances among pharmaceutical manufacturers, retail pharmacies, healthcare providers and health insurers, which may create further competitive pressures on our pharmaceutical distribution business. Continued consolidation within the healthcare industry could adversely affect our results of operations, to the extent we experience reduced negotiating power or possible customer losses.

Our revenue and results of operations may suffer upon the bankruptcy, insolvency, or other credit failure of a significant customer.
Most of our customers buy pharmaceuticals and other products and services from us on credit. Credit is made available to customers based upon our assessment and analysis of creditworthiness. Although we often try to obtain a security interest in assets and other arrangements intended to protect our credit exposure, we generally are either subordinated to the position of the primary lenders to our customers or substantially unsecured. Volatility of the capital and credit markets, general economic conditions, and regulatory changes, including changes in reimbursement, may adversely affect the solvency or creditworthiness of our customers. The COVID-19 pandemic has increased volatility of the capital and credit markets and has led to a general worsening of economic conditions, which has put financial pressure on many of our customers and may threaten certain customers’ ability to maintain liquidity sufficient to repay their obligations to us as they become due. The bankruptcy, insolvency, or other credit failure of any customer that has a substantial amount owed to us could have a material adverse effect on our operating revenue and results of operations. As of September 30, 2022, our two largest trade receivable balances due from customers represented approximately 38% and 7% of accounts receivable, net.
Our results of operations may suffer upon the bankruptcy, insolvency, or other credit failure of a significant supplier.
Our relationships with pharmaceutical suppliers give rise to substantial amounts that are due to us from the suppliers, including amounts owed to us for returned goods or defective goods, chargebacks, and amounts due to us for services provided to the suppliers. Volatility of the capital and credit markets, general economic conditions, pending litigation, and regulatory changes may adversely affect the solvency or creditworthiness of our suppliers. The bankruptcy, insolvency, or other credit failure of any supplier at a time when the supplier has a substantial account payable balance due to us could have a material adverse effect on our results of operations. Furthermore, the bankruptcy, insolvency or other credit failure of a significant supplier could have an adverse effect on the supply or availability of products which may cause supply chain disruptions and increases in the price of substitutes or alternatives.
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
The healthcare industry in the United States, as well as in the other countries and regions in which we do business, is highly regulated at many levels of government. There have been increasing efforts in the United States by Congress and state and federal agencies, including state boards of pharmacy, departments of health, the FDA, DEA, and TSA, and by similar regulators in the United Kingdom, the European Union, and other countries, to regulate the pharmaceutical supply chain. Regulation of pharmaceutical distribution is intended to prevent diversion and the introduction of counterfeit, adulterated, and/or mislabeled drugs into the pharmaceutical distribution system, as well as provide assurance over the integrity of products traversing the supply chain. Consequently, we are subject to the risk of changes in various laws, which include operating, record keeping, and security standards of the DEA, the FDA, various state boards of pharmacy and comparable agencies. In recent years, some governments have passed or proposed laws and regulations that are intended to protect the safety and security of the supply channel but that also may substantially increase the costs and burden of pharmaceutical distribution.
At the federal level, in the United States, the DSCSA establishes national traceability standards requiring drugs to be labeled and tracked at the bottle level, preempts state drug pedigree requirements, and requires all supply-chain stakeholders to participate in an electronic, interoperable prescription drug traceability system by November 2023. The DSCSA also establishes requirements for drug wholesale distributors and third-party logistics providers, including licensing requirements applicable in states that had not previously licensed third-party logistics providers. The FDA, and eventually all comparable state agencies, will promulgate implementing regulations governing wholesale distributor and third-party logistics providers. Most recently, on February 4, 2022, the FDA issued a proposed rule, which, when finalized, will establish the national standards for the licensure of wholesale drug distributors and third-party logistics providers.
Failure to comply with the DQSA requirements or with additional similar governmental regulatory and licensing requirements may result in suspension or delay of certain operations and additional costs to bring our facilities into compliance. Our international operations may also be subject to local regulations containing record-keeping and other obligations related to our distribution operations in those locations. For example, in 2019, the safety features of the Falsified Medicines Directive became operational in EU member states, which consists of placing a unique identifier (a two-dimensional barcode) and an anti-tampering device on the outer packaging of medicines. Pedigree tracking laws increase our compliance burden and our pharmaceutical distribution costs and could have an adverse impact on our financial position or results of operations.
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
In the United States, federal insurance and healthcare reform legislation known as the Affordable Care Act (“ACA”) became law in March 2010, and included numerous reforms broadening healthcare access and affecting Medicare and Medicaid reimbursement, pricing, and contracting for prescription drugs, including changes to the Medicaid rebate statute. We cannot predict the impact that any efforts to change or repeal any provisions of the ACA may have on the ACA or other healthcare legislation and regulation.
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
More recently, on August 16, 2022, President Biden signed into law the Inflation Reduction Act (“IRA”), an omnibus budget law which contains significant reforms affecting prescription drug pricing and reimbursement. These reforms include: (i) manufacturer inflation rebates on drugs covered under Medicare Part B and Medicare Part D, to the extent such products’ prices increase faster than the rate of consumer price inflation, beginning in the fourth quarter of 2022 for Part D drugs and the first quarter of 2023 for Part B drugs; (ii) limits on Medicare Part B and Part D patients’ cost sharing for insulin, beginning in 2023; (iii) Medicare Part D benefit redesign beginning in 2024, including replacement of the “coverage gap discounts” that pharmaceutical manufacturers currently pay with new mandatory manufacturer discounts applicable during all phases of the Part D benefit after satisfaction of the deductible, beginning in 2025; and (iv) federal price negotiation of “maximum fair prices” for certain “selected” high-expenditure drugs under Medicare Parts D and B, applicable beginning in 2026 for Part D drugs and 2028 for Part B drugs, under which maximum fair prices must be made available to pharmacies, physicians, and other entities dispensing or providing drugs covered under Medicare Parts D and B. Although the primary effects of the IRA reforms will be felt by manufacturers, these changes may impact our customer pricing structures, our manufacturer distribution relationships and revenue, our customers' billing processes and reimbursement amounts, and drug prices more generally (including outside of the Medicare context). Among other issues, the mechanisms by which maximum fair prices will be made available to pharmacies, physicians and other purchasers of selected drugs, and our associated role and responsibilities, remain to be determined. More broadly, the law contains reimbursement and pricing incentives designed to promote biosimilar introduction and competition which may affect our customers’ selection of products. Each of these considerations, as well as other issues that may arise in connection with the implementation of the IRA, may adversely affect our operations and profitability.
Our businesses also sell specialty and other drugs to physicians, hospitals, community oncology practices and other providers that are reimbursed under Part B of the Medicare program. The Centers for Medicare & Medicaid Services (“CMS”) published a final rule in November 2017 that reduces Medicare outpatient hospital reimbursement for separately payable drugs (other than vaccines) purchased through the 340B drug discount program from average sales price (“ASP”) plus 6% to ASP minus 22.5% (with certain exceptions), effective January 2018. Subsequently, CMS issued proposed rules for later years containing similar reductions in hospital outpatient payments for 340B drugs. In June 2022, the United States Supreme Court ruled in American Hospital Association v. Becerra that CMS’s final rule was inconsistent with the Medicare statute and was therefore invalid. Following the Supreme Court’s decision, CMS published a proposed rule for the calendar year 2023 hospital outpatient payment system, which did not propose a specific “refund” mechanism to implement reimbursement provisions consistent with the Supreme Court’s decision but advised the public that the final rule is likely to include such a mechanism and solicited comments on particular approaches. While the Court’s decision (if fully implemented by CMS) removes the reimbursement restrictions for 340B products affecting our customers and indirectly the company, there can be no assurance that recent or future rules established by CMS will not have an adverse impact on our business.
Further, even where a government does not affirmatively change drug price regulation standards, other parties in the drug manufacturing and distribution system may change their interpretation or approach to implementing or complying with those standards, in a manner that may adversely affect our business. For example, the 340B drug discount program requires manufacturers to provide discounts on outpatient drugs to “covered entity” safety net providers, and previous Health Resources and Services Administration (“HRSA”) guidance has allowed covered entities to dispense 340B discounted drugs through arrangements with multiple “contract pharmacies.” Recently, several manufacturers have announced initiatives that may inhibit or limit covered entities’ ability to use any, or multiple, contract pharmacies, may place conditions on the use of contract pharmacies, or direct us not to honor 340B discounted pricing requests on orders to be shipped to contract pharmacies (or may not honor chargebacks where such discounts are extended to contract pharmacies). Since these manufacturer policies were first announced, both manufacturers and covered entities have filed lawsuits against HRSA regarding the contract pharmacy policy, which are currently pending, in several federal district and appellate courts, and HRSA has also advised certain manufacturers that it was referring their policies to the Office of Inspector General of the Department of Health and Human Services for potential civil money penalty enforcement proceedings. We cannot predict the outcome of these proceedings. Our customers include covered entities and organizations with significant participation as contract pharmacies, and the unavailability of 340B discounts through contract pharmacy arrangements may adversely affect such customers and, therefore, could adversely affect our business.
The federal government may adopt measures in the future that would further reduce Medicare and/or Medicaid spending or impose additional requirements on healthcare entities. Any future reductions in Medicare reimbursement rates or modifications to Medicare drug pricing regulations such as ASP calculations, or the extension of IRA pricing reforms to commercial health plans, could negatively impact our customers' businesses and their ability to continue to purchase such drugs from us, or could indirectly affect the structure of our relationships with manufacturers and our customers. At this time, we can provide no assurances that future Medicare, Medicaid or other insurance payment or policy changes, if adopted, would not have a material adverse effect on our business.
Finally, federal and state governments may adopt policies affecting drug pricing and contracting practices outside of the context of federal programs such as Medicare and Medicaid, which may adversely affect our business. For example, several states have adopted laws that require drug manufacturers to provide advance notice of certain price increases and to report information relating to those price increases, while others have taken legislative or administrative action to establish prescription drug affordability boards or multi-payer purchasing pools to reduce the cost of prescription drugs. On July 31, 2019, the Department of Health and Human Services announced a “Safe Importation Action Plan” that outlines two potential pathways to allow importation of certain drugs from foreign markets. Following this framework, the FDA proposed a draft rule in December 2019 that would allow importation of certain lower-cost prescription drugs from Canada, and in September 2020 the rulemaking was finalized by the FDA along with an industry guidance document. Under the rule, states or certain other non-federal governmental entities would be able to submit importation program proposals to the FDA for review and authorization of two-year programs (with the opportunity to extend for two more years). The new rule became effective on November 30, 2020, although its implementation has been delayed and its impact is uncertain, in part because lawsuits have been filed challenging the government’s authority to promulgate it. Further, authorities in Canada have passed rules designed to safeguard the Canadian drug supply from shortages. Despite the ongoing litigation, on July 9, 2021, President Biden signed an Executive Order pertaining to drug pricing that directs the Commissioner of the FDA to work with states and Indian Tribes to facilitate the commercial importation of certain prescription drugs from Canada. In March 2022, FDA met with representatives from Colorado, Florida, Maine, New Mexico and Vermont to provide assistance in developing importation proposals. If implemented, importation of drugs from Canada may materially and adversely affect our business. The regulatory and market implications of the final rule and guidance are unknown at this time. Proponents of drug reimportation may attempt to pass legislation that would directly allow reimportation under certain circumstances. Legislation or regulations allowing the reimportation of drugs, if enacted, could decrease the price we receive for products and adversely affect our future revenues and prospects for profitability.
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
Due to the nature of our operations, which we conduct through a variety of businesses, including the distribution of pharmaceuticals, the dispensing of healthcare products, and the provision of services to the pharmaceutical industry, each of our businesses may cause us to become involved in government investigations, legal disputes or proceedings. These investigations, disputes or proceedings have involved or may involve healthcare fraud and abuse, the False Claims Act, antitrust, class action, commercial, employment, environmental, intellectual property, licensing, public disclosures and various other claims, including claims related to opioid medications as discussed in the risk factor below.
Litigation is inherently unpredictable and the unfavorable outcome of legal proceedings could adversely affect our results of operations or financial condition. Litigation is costly, time-consuming, and disruptive to ordinary business operations. The defense and resolution of these current and future proceedings could have a material adverse effect on our results of operations and financial condition. Violations of various laws, including with respect to the marketing, sale, purchase, and dispensing of pharmaceutical products and the provision of services to the pharmaceutical industry, can result in criminal, civil, and administrative liability for which there can be significant financial damages, criminal and civil penalties, and possible exclusion from participation in federal and state health programs. Any settlement, judgment or fine could materially adversely affect our results of operations.
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
Opioid-related legal proceedings and the comprehensive settlement agreement that we have entered into could adversely impact our cash flows or results of operations.
On July 21, 2021, we announced that AmerisourceBergen and the two other national pharmaceutical distributors had negotiated a comprehensive proposed settlement agreement that would result in the resolution of a substantial majority of opioid lawsuits filed by state and local governmental entities (the “Settlement Agreement”). On April 2, 2022, the Settlement Agreement became effective, and as of September 30, 2022, it included 48 of 49 eligible states (the “Settling States”), as well as 99% by population of the eligible political subdivisions in the Settling States. Pursuant to the Settlement Agreement and related agreements with Settling States, we will pay up to approximately $6.4 billion over 18 years and comply with other requirements, including establishment of a clearinghouse that will consolidate data from all three national distributors. The Settlement Agreement does not contemplate participation by any non-governmental or non-political entities or individuals. Our estimated liability related to the State of Alabama (with whom we have not reached a settlement agreement), as well as other opioid-related litigation for which we have reached settlements agreements, is approximately $0.4 billion.
Net of $0.8 billion of payments made through September 30, 2022,we have a $6.0 billion liability on our Consolidated Balance Sheet as of September 30, 2022 for litigation relating to the Settlement Agreement, as well as other opioid-related litigation. We currently estimate that $528.7 million will be paid prior to September 30, 2023, which is recorded in Accrued Expenses and Other on our Consolidated Balance Sheet. The remaining long-term liability of $5.5 billion is recorded in Accrued Litigation Liability on our Consolidated Balance Sheet. While we have accrued an estimated liability for opioid litigation, we are unable to estimate the range of possible loss associated with the matters that are not included in the settlement accrual. Because loss contingencies are inherently unpredictable and unfavorable developments or resolutions can occur, the assessment is highly subjective and requires judgments about future events, and the amount of ultimate loss may differ materially from the amount accrued to date. Until such time as otherwise resolved, we will continue to litigate and prepare for trial and to vigorously defend ourself in all such matters. Since these matters are still developing, we are unable to predict the outcome, but the result of these lawsuits could include excessive monetary verdicts and/or injunctive relief that may affect our operations, which could have a material adverse effect on our business, results of operations, and cash flows and could result in a lower than historical level of capital available for deployment, including a lower level of capital returned to stockholders. Further details on the Settlement Agreement and opioid litigation are provided in Note 13 of the Notes to Consolidated Financial Statements.
Public concern over the abuse of opioid medications, including increased legal and regulatory action, could negatively affect our business.
Certain governmental and regulatory agencies, as well as state and local jurisdictions, are focused on the abuse of opioid medications in the United States. Federal, state and local governmental and regulatory agencies are conducting investigations of us and others in the pharmaceutical supply chain, including pharmaceutical manufacturers, national retail pharmacy chains, independent pharmacies, prescribers, and other pharmaceutical wholesale distributors, regarding the manufacture, dispensing, and distribution of opioid medications. In addition, a significant number of lawsuits have been filed against us, other pharmaceutical wholesale distributors, and others in the pharmaceutical supply chain by state and local governmental entities and other plaintiffs for claims related to the Company’s distribution of opioid medications. The lawsuits against us and other pharmaceutical wholesale distributors allege, among other claims, that we failed to provide effective controls and procedures to guard against the diversion of controlled substances, acted negligently by distributing controlled substances to pharmacies that serve individuals who abuse controlled substances, and failed to report suspicious orders of controlled substances in accordance with regulations. Additional governmental and regulatory entities have indicated an intent to sue and may conduct investigations of us in the future, and lawsuits could be brought against the Company by other plaintiffs under other theories related to opioid abuse. We are deeply committed to diversion control efforts, have sophisticated systems to identify orders placed warranting further review to determine if they are suspicious (including through the use of data analytics), and engage in due diligence and ongoing monitoring of customers. In addition to the claims brought by states and other local governmental entities, we are also being sued by private plaintiffs, such as unions, other health and welfare funds, hospital systems, third party payors, other healthcare providers and individuals alleging personal injury for the same activities, and continue to be named as a defendant in additional lawsuits.
In April 2022, the Settlement Agreement described above, which settles the vast majority of opioid-related lawsuits filed against us by state and local governmental entities, became effective. The Settlement Agreement includes a cash component, pursuant to which we will pay up to approximately $6.4 billion, the majority of which we expect to be paid over 18 years. The Settlement Agreement also includes injunctive relief terms relating to distributors’ controlled substance anti-diversion programs, including with respect to: (i) governance; (ii) independence and training of the personnel operating controlled substances monitoring programs; (iii) due diligence for new and existing customers; (iv) ordering limits for certain products; and (v) suspicious order monitoring. A monitor will oversee compliance with these provisions for a period of five years. In addition, the distributors will engage a third-party vendor to act as a clearinghouse for data aggregation and reporting, which the distributors will fund for ten years. It is possible that the implementation and maintenance of the required changes to distributors’ controlled substance anti-diversion programs may result in unforeseen costs or operational challenges which could have an adverse impact on our results of operations or performance.
Legislative, regulatory or industry measures to address the misuse of prescription opioid medications may also affect our business in ways that we are not be able to predict. Certain jurisdictions have enacted, and others are considering, legislation that could require entities to pay an assessment or tax on the sale or distribution of opioid medications in those states. If additional state or local jurisdictions enact legislation that taxes or assesses the sale or distribution of opioid medications and we are not able to mitigate the impact on our business through operational changes or commercial arrangements where permitted, such legislation in the aggregate may have a material adverse effect on the Company’s results of operations, cash flows, or financial condition.
Ongoing unfavorable publicity regarding the abuse or misuse of prescription opioid pain medications and the role of wholesale distributors in the supply chain of such prescription medications, as well as the continued proliferation of the opioid lawsuits, investigations, regulations and legislative actions, and unfavorable publicity in relation to those lawsuits could continue to have a material adverse effect on our reputation or results of operations.
Tax legislation or challenges to our tax positions could adversely affect our results of operations and financial condition.
We are subject to tax laws and regulations of the U.S. federal, state and local governments, and various foreign jurisdictions. From time to time, various legislative initiatives may be proposed that could adversely affect our tax positions and/or our tax liabilities. In August 2022, the U.S. Inflation Reduction Act of 2022 was signed into law. This law, among other things, provides for a corporate alternative minimum tax on adjusted financial statement income and an excise tax on corporate stock repurchases. We are continuing to evaluate the impact this new law may have on our financial position and results of operations. In addition, there are several proposed changes to U.S. and non-U.S. tax legislation, which if enacted, could have a negative impact on our effective tax rate. Foreign governments may enact tax laws that could result in further changes to global taxation that could materially affect our financial position and results of operations. In addition, we are subject to the continuous examination of our income tax returns by the U.S. Internal Revenue Service and other tax authorities. We regularly assess the likelihood of adverse outcomes resulting from these examinations to determine the adequacy of our provision for income taxes. These examinations may result in unforeseen tax-related liabilities, which may harm our future financial results.
An increasing number of states and foreign jurisdictions have adopted laws or administrative practices, that impose new taxes on all or a portion of gross revenue or other similar amounts or impose additional obligations to collect transaction taxes such as sales, consumption, value added, or similar taxes. We may not have sufficient lead time to build systems and processes to collect these taxes properly, or at all. Failure to comply with such laws or administrative practices, or a successful assertion by such states or foreign jurisdictions requiring us to collect taxes where we do not, could result in material tax liabilities, including for past sales, as well as penalties and interest.
There can be no assurance that our effective tax rate or tax payments will not be adversely affected by legislation resulting from these initiatives both within the United States and other foreign jurisdictions in which we operate. In addition, tax laws and regulations are extremely complex and subject to varying interpretations. While we believe that our historical tax positions are consistent with applicable laws, regulations, and existing precedent, there can be no assurance that our tax positions will not be challenged by relevant tax authorities or that we would be successful in any such challenge.
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
We are subject to laws concerning our business operations and marketing activities in foreign countries where we conduct business. For example, we are subject to the U.S. Foreign Corrupt Practices Act (the “FCPA”), U.S. export control and trade sanction laws, and similar anti-corruption and international trade laws in certain foreign countries, such as the U.K. Bribery Act, any violation of which could create substantial liability for us and also cause a loss of reputation in the market. We may also have substantial liability if a third party acting on our behalf or on the behalf of our subsidiaries (including our joint venture partners) is in violation of these laws. The FCPA generally prohibits U.S. companies and their officers, directors, employees, and intermediaries from making improper payments to foreign officials for the purpose of obtaining or retaining business abroad or otherwise obtaining favorable treatment. The FCPA also requires that U.S. public companies maintain books and records that fairly and accurately reflect transactions and maintain an adequate system of internal accounting controls. If we are found to have violated the FCPA, we may face sanctions including civil and criminal fines, disgorgement of profits, and suspension or debarment of our ability to contract with government agencies or receive export licenses. We have business operations in many countries worldwide, including business operations in Egypt (through our 50%-owned Alliance Healthcare Egypt subsidiary) as well as Brazil and Turkey, and other countries that are considered to have business environments with higher risk of conduct that could give rise to potential violations and liabilities. From time to time, we may face audits or investigations by one or more domestic or foreign government agencies relating to our international business activities, compliance with which could be costly and time-consuming, and could divert our management and key personnel from our business operations. An adverse outcome under any such investigation or audit could subject us to fines or other penalties, which could adversely affect our business, financial position, and results of operations.
Our actual or perceived failure to adequately protect personal data could result in claims of liability against us, damage our reputation or otherwise materially harm our business.
Given the nature of our business, we, together with third parties acting on our behalf, receive, collect, process, use, and retain sensitive and confidential customer and employee data, in addition to proprietary business information. Some of our third-party service providers, such as identity verification and payment processing providers, also regularly have access to customer data. Additionally, we maintain other confidential, proprietary, or otherwise sensitive information relating to our business and from third parties.
Global privacy, cybersecurity and data protection-related laws and regulations are evolving, extensive, and complex. Compliance with these laws and regulations is difficult and costly. The interpretation and application of these laws in some instances is uncertain, and our legal and regulatory obligations are subject to frequent changes. We are required to comply with increasingly complex and changing data privacy regulations both in the United States and beyond that regulate the collection, use, security, processing, and transfer of personal data, including particularly the transfer of personal data between or among countries. Many of these regulations also grant rights to individuals. Many foreign data privacy regulations (including, without limitation, GDPR in the European Union, UK GDPR, Brazil’s General Data Protection Law, LGPD, and the Personal Information Protection and Electronic Documents Act in Canada) and certain state laws and regulations (including California’s CCPA and recently enacted consumer privacy laws in Colorado, Connecticut, Utah, and Virginia) impose requirements beyond those enacted under United States federal law including, in some instances, private rights of action. For example, the EU GDPR imposes more stringent data protection requirements, including a broader scope of protected data, restrictions on cross-border transfers of personal data and more onerous breach reporting requirements, and the EU GDPR imposes greater penalties for non-compliance than the federal data protection laws in the United States. Other states and countries continue to enact similar legislation. We are also required to comply with expanding and increasingly complex cybersecurity regulations in the United States and abroad with respect to reporting adverse events and additional requirements for avoiding or responding to an adverse event. We may also face audits or investigations by domestic or foreign government agencies relating to our compliance with these regulations. An adverse outcome under any such investigation or audit could subject us to fines or other penalties. We also have contractual obligations to our customers related to the protection of personal data and compliance with privacy laws. The foregoing or other circumstances related to our collection, use, and transfer of personal data could cause a loss of reputation in the market and/or adversely affect our business and financial position.
Other Risks
The loss or disruption of information systems could disrupt our operations and have a material adverse effect on our business.
Our businesses rely on sophisticated information systems to obtain, rapidly process, analyze, and manage data to facilitate the purchase and distribution of thousands of inventory items from numerous distribution centers; to receive, process, and ship orders on a timely basis; to account for other product and service transactions with customers; to manage the accurate billing and collections for thousands of customers; and to process payments to suppliers. We continue to make substantial investments in data centers and information systems, including, but not limited to, those relating to our acquisition of Alliance Healthcare. To the extent our information systems are not successfully implemented or fail, or to the extent there are data center interruptions or outages, our business and results of operations may be materially adversely affected. Our business and results of operations may also be adversely affected if a third-party service provider does not perform satisfactorily, or if the information systems are interrupted or damaged by unforeseen events, including due to the actions of third parties.
Information security risks have generally increased in recent years because of the proliferation of cloud-based infrastructure and other services, new technologies, and the increased sophistication and activities of perpetrators of cyber-attacks. Security incidents such as ransomware attacks are becoming increasingly prevalent and severe, as well as increasingly difficult to detect. These risks have increased with the growth of our business, including as we integrate the information systems of acquired businesses, such as Alliance Healthcare, into our enterprise.
In addition, security incidents may require that we expend substantial additional resources related to the security of information systems and disrupt our businesses. We, and our third-party service providers, may experience cyberattacks aimed at disrupting services. Security breaches can also occur as a result of non-technical issues, including intentional or inadvertent actions by our employees, third-party service providers or their personnel or other parties. A failure, interruption, or breach of our operational or information security systems, or those of our third-party service providers, as a result of cyber-attacks or information security breaches could disrupt our business, result in the disclosure or misuse of confidential or proprietary information or personal data, damage our reputation, cause loss of customers or revenue, increase our costs, result in litigation and/or regulatory action, and/or cause other losses, any of which might have a materially adverse impact on our business operations and our financial position or results of operations. As a result, cyber security and the continued development and enhancement of the controls and processes designed to protect our systems, computers, software, data, and networks from attack, damage, or unauthorized access remain a priority for us. Although we believe that we have robust information security procedures, controls and other safeguards in place, as cyber threats continue to evolve, we may be required to expend additional resources to continue to enhance our information security measures and/or to investigate and remediate information security vulnerabilities.
Our failure to protect our reputation could have a material adverse effect on our business and operations.
We believe that maintaining and enhancing our reputation is critical to our ability to expand and retain our customer base, strategic partnerships and other key relationships. Any negative publicity about us or the industry in which we operate we offer may adversely impact our business and operations. Furthermore, failure to comply with ethical, social, product, labor, health and safety, accounting, or environmental standards could also jeopardize our reputation and potentially lead to various adverse actions, including litigation. Negative claims or publicity, including those made on social media, also could adversely affect our reputation and business, regardless of whether such claims are accurate.
Our reputation may also depend on the success of our environmental, social and governance (“ESG”) initiatives, inclusive of sustainability, social impact and corporate responsibility, which require company-wide coordination and alignment. Risks associated with these initiatives include increased focus on ESG targets, goals and disclosure, including by governmental and nongovernmental organizations, increased costs associated with sustainability efforts, and compliance with laws and regulations. All of the foregoing could expose us to market, operational and execution costs or risks. Any ESG or sustainability metrics that we currently or may in the future disclose, whether based on the standards we set for ourselves or those set by others, may influence our reputation and the value of our brands. There is also increased focus, including by investors, customers, and other stakeholders, on ESG matters, including the use of materials, climate change, waste generation, supply chain, human capital, health equity and worker safety. Our reputation could be damaged if we do not, or are perceived to not, act responsibly with respect to sustainability matters, which could also have a material adverse effect on our business, results of operations, financial position, and cash flows.
We face risks related to health epidemics and pandemics, and the ongoing COVID-19 pandemic has had adverse effects on our business.
We face risks related to health epidemics and pandemics, including risks related to any responses thereto by the federal, state or foreign governments as well as customers and suppliers. The COVID-19 pandemic has adversely affected our operations, supply chains and distribution network, and we have experienced and expect to continue to experience unpredictable reductions in supply and demand for certain of our products and services. Further, it is possible that the manufacturers that produce the products that we distribute may experience delays or shutdowns due to COVID-19, such as from disruptions in their supply chains or in a suspension of production at their own facilities. Accordingly, we expect the impacts of the ongoing COVID-19 pandemic to adversely affect the supply of products and/or potentially disrupt our ability to deliver products to customers. The implementation of any government-mandated vaccination or testing mandates may impact our ability to retain current employees and attract new employees. Any extended disruption in our ability to service our customers could have a material adverse effect on our revenue, results of operations, and cash flows.
Our management of the impact of COVID-19 has and will continue to require significant investment of time from our management and employees, as well as resources across our global enterprise. This may cause us to divert or delay the application of our resources toward new initiatives or investments, which may adversely impact our future results of operations. In addition, issues relating to the COVID-19 pandemic may result in legal claims or litigation against us. We also face risks related to a downturn in our customers’ respective businesses, including the operations of retail pharmacy and health systems customers due to COVID-19. An economic slowdown or recession related to COVID-19 may affect our customers’ ability to obtain credit to finance their business on acceptable terms, which could, in turn, result in reduced spending.
The extent to which the COVID-19 pandemic continues to impact our results of operations and financial condition will depend on future developments that are highly uncertain and cannot be predicted, including the resurgence of COVID-19 and its variants in regions recovering from the impacts of the pandemic, the effectiveness of COVID-19 vaccines and the speed at which populations are vaccinated around the globe, the impact of COVID-19 on economic activity and regulatory actions taken to contain the impact of COVID-19 on public health and the global economy. We have implemented measures designed to keep our employees safe and have protocols in place to address business continuity issues at our distribution centers and other locations, but a widespread or sustained outbreak of COVID-19 at one or more locations could disrupt our ability to service our customers or attract and retain the necessary workforce. The impact of COVID-19 may also exacerbate other risks discussed in this Risk Factors section, any of which could have a material effect on us.
Our goodwill, indefinite-lived intangible assets, or long-lived assets may become impaired, which may require us to record a further significant charge to earnings in accordance with generally accepted accounting principles.
U.S. generally accepted accounting principles (“GAAP”) require us to test our goodwill and indefinite-lived intangible assets for impairment on an annual basis, or more frequently if indicators for potential impairment exist. Indicators that are considered include significant changes in performance relative to expected operating results, significant negative industry or economic trends, including rising interest rates, or a significant decline in our stock price and/or market capitalization for a sustained period of time. In addition, we periodically review our intangible and long-lived assets for impairment when events or changes in circumstances indicate the carrying value may not be recoverable. Factors that may be considered a change in circumstances indicating that the carrying value of our long-lived assets may not be recoverable include slower growth rates, the loss of a significant customer, or divestiture of a business or asset for below its carrying value. The testing required by GAAP involves estimates and judgments by management.

For example, as a result of a prolonged decline in Profarma’s stock price, we performed an impairment assessment over our Profarma reporting unit as of June 30, 2022. As a result of the June 30, 2022 interim test, we recorded a $75.9 million impairment to goodwill in fiscal 2022. We may be required to record a significant charge to earnings in our consolidated financial statements during the period in which any impairment of our goodwill, indefinite-lived intangible assets, or long-lived assets is determined. Any such charge could have a material adverse impact on our results of operations.
Natural disasters or other unexpected events, including those related to climate change, may disrupt our operations, adversely affect our results of operations and financial condition, and may not be covered by insurance.
We continue to focus on strategies and systems, such as reducing greenhouse gas emissions and packaging waste, to address climate change. However, we face climate and environmental risks and the occurrence of one or more unexpected events, including fires, tornadoes, tsunamis, hurricanes, earthquakes, drought, storms, sea level rise, floods, and other severe hazards or accidents in the United States, the United Kingdom, the European Union or in other countries or regions in which we operate could adversely affect our operations and financial performance. Extreme weather, natural disasters, power outages, or other unexpected events could result in physical damage to and complete or partial closure of one or more of distribution centers or outsourcing facilities, temporary or long-term disruption in the supply of products, delay in the delivery of products to our distribution centers, and/or disruption of our ability to deliver products to customers. Current or future insurance arrangements may not provide protection for costs that may arise from such events, particularly if such events are catastrophic in nature or occur in combination. Further, the long-term effects of climate change on general economic conditions and the pharmaceutical distribution industry in particular are unclear, and changes in the supply, demand, or available sources of energy and the regulatory and other costs associated with energy production and delivery may affect the availability or cost of goods and services, including natural resources, necessary to run our businesses. Any long-term disruption in our ability to service our customers from one or more distribution centers or outsourcing facilities could have a material adverse effect on our operations.
ITEM 1B.    UNRESOLVED STAFF COMMENTS
None.
ITEM 2.    PROPERTIES
As of September 30, 2022, we conducted our business from office and operating facilities at owned and leased locations throughout the United States (including Puerto Rico) and select global markets. We lease a facility in Conshohocken, Pennsylvania for our corporate headquarters.
U.S. Healthcare Solutions’ human health distribution businesses have a robust distribution facility network in the United States. Significant leased facilities are located in Puerto Rico plus the following states: Arizona, Colorado, Florida, Georgia, Hawaii, Indiana, Kentucky, Minnesota, Mississippi, New York, North Carolina, Utah, and Washington. Owned facilities are located in the following states: Alabama, California, Illinois, Massachusetts, Michigan, Missouri, Ohio, Pennsylvania, Texas, and Virginia.
As of September 30, 2022, our animal health business operations were conducted in the United States and in the United Kingdom. Leased facilities are located in California, Colorado, Florida, Idaho, Indiana, Kansas, Massachusetts, Minnesota, North Carolina, Pennsylvania, Texas, Washington, and internationally in the United Kingdom. Significant owned facilities are located in Alabama, Idaho, Texas, and Virginia and internationally in the United Kingdom. Its headquarters is located in Idaho.
As of September 30, 2022, the International Healthcare Solutions distribution operations were conducted in the Czech Republic, Egypt, France, Lithuania, Netherlands, Norway, Romania, Spain, Turkey, and the United Kingdom. Its global specialty transportation and logistics operating facilities are located in over 50 countries. The International Healthcare Solutions businesses have leased and owned properties.
We consider our operating and office properties to be in satisfactory condition.
ITEM 3.    LEGAL PROCEEDINGS
Legal proceedings in which we are involved are discussed in Note 13 (Legal Matters and Contingencies) of the Notes to Consolidated Financial Statements appearing in this Annual Report on Form 10-K.
ITEM 4.    MINE SAFETY DISCLOSURES
Not applicable.

INFORMATION ABOUT OUR EXECUTIVE OFFICERS
The following is a list of our executive officers and their ages and positions as of November 15, 2022.

Name	Age	Current Position with the Company
Steven H. Collis	61	Chairman, President, and Chief Executive Officer
Silvana Battaglia	55	Executive Vice President and Chief Human Resources Officer
Elizabeth S. Campbell	48	Executive Vice President and Chief Legal Officer
Gina K. Clark	65	Executive Vice President and Chief Communications & Administration Officer
James F. Cleary	59	Executive Vice President and Chief Financial Officer
Leslie E. Donato	53	Executive Vice President and Chief Strategy Officer
Robert P. Mauch	55	Executive Vice President and Chief Operating Officer
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
Ms. Campbell was named Executive Vice President and Chief Legal Officer in September 2021. She served as Senior Vice President and Deputy General Counsel from June 2020 to August 2021. Prior to that, Ms. Campbell served in a variety of roles within the Company’s legal department with increased responsibility, including serving as Chief Litigator and Chief Compliance Counsel. Ms. Campbell has been employed by the Company for 12 years.
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
Mr. Mauch has been Executive Vice President since February 2015 and became Chief Operating Officer effective October 2022. He served as Group President from February 2019 to September 2022. He served as Group President, Pharmaceutical Distribution & Strategic Global Sourcing from June 2017 to February 2019. He served as President, AmerisourceBergen Drug Corporation from February 2015 to June 2017. Mr. Mauch served as Senior Vice President Chief Operating Officer, AmerisourceBergen Drug Corporation from March 2014 to February 2015. He was Senior Vice President, Operations, AmerisourceBergen Drug Corporation from April 2012 to March 2014. He was Senior Vice President of Sales and Marketing, AmerisourceBergen Drug Corporation from April 2011 to April 2012. He was Senior Vice President, Alternate

Care Sales and Marketing, AmerisourceBergen Drug Corporation from May 2010 to April 2011. Mr. Mauch has been employed by the Company or one of its predecessors for over 25 years.
PART II
ITEM 5.    MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES
The Company's common stock is traded on the New York Stock Exchange under the trading symbol "ABC." As of October 31, 2022, there were 2,246 record holders of the Company's common stock.
Our board of directors approved the following quarterly dividend increases:

Dividend Increases
	Per Share
Date	New Rate	Old Rate	% Increase
January 2020	$0.420	$0.400	5%
November 2020	$0.440	$0.420	5%
November 2021	$0.460	$0.440	5%
November 2022	$0.485	$0.460	5%
Computershare is the Company's transfer agent. Computershare can be reached at (mail) AmerisourceBergen Corporation c/o Computershare, P.O. Box 50500, Louisville, KY 40233-500; (telephone): Domestic 1-800-522-6645, International 1-201-680-6578, and (internet) www.computershare.com/investor.

ISSUER PURCHASES OF EQUITY SECURITIES
The following sets forth the total number of shares purchased, the average price paid per share, the total number of shares purchased as part of publicly announced programs, and the approximate dollar value of shares that may yet be purchased under the programs during each month during the quarter ended September 30, 2022.

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Programs	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Programs
July 1 to July 31	667,394	$141.99	650,000	$1,121,012,207
August 1 to August 31	156,456	142.58	155,600	$1,098,826,425
September 1 to September 30	998,988	137.81	997,676	$961,344,059
Total	1,822,838		1,803,276
________________________________________________
(a)In May 2020, the Company's board of directors authorized a share repurchase program allowing the Company to purchase up to $500 million of its outstanding shares of common stock, subject to market conditions. During the fiscal year ended September 30, 2022, the Company purchased 3.3 million shares of its common stock for a total of $473.4 million to complete its authorization under this program.
(b)In May 2022, the Company's board of directors authorized a new share repurchase program allowing the Company to purchase up to $1.0 billion of its outstanding shares of common stock, subject to market conditions. During the fiscal year ended September 30, 2022, the Company purchased 0.3 million shares of its common stock for a total of $38.7 million, which included $28.4 million of September 2022 purchases that cash settle in October 2022. As of September 30, 2022, the Company had $961.3 million of availability remaining under this program. In October 2022, under this program, the Company purchased 0.6 million shares of its common stock for $78.8 million. In November 2022, under this program, the Company purchased 3.2 million shares of its common stock from WBA for $500.0 million.
(c)Employees surrendered 305,266 shares during the fiscal year ended September 30, 2022 to meet minimum tax-withholding obligations upon vesting of restricted stock.

STOCK PERFORMANCE GRAPH
This graph depicts the Company's five-year cumulative total stockholder returns relative to the performance of the Standard and Poor's 500 Composite Stock Index, the S&P Health Care Index, and an index of peer companies selected by the Company from the market close on September 30, 2017 to September 30, 2022. The graph assumes $100 invested at the closing price of the common stock of the Company and of each of the other indices on the New York Stock Exchange on September 30, 2017. The points on the graph represent fiscal year-end index levels based upon the last trading day in each fiscal year. The Peer Group index (which is weighted on the basis of market capitalization) consists of the following companies engaged primarily in wholesale pharmaceutical distribution and related services: McKesson Corporation and Cardinal Health, Inc.

	September 30,
	2017	2018	2019	2020	2021	2022
AmerisourceBergen Corporation	$100.00	$113.40	$103.16	$123.64	$154.80	$177.67
S&P 500	$100.00	$117.91	$122.93	$141.55	$184.02	$155.55
S&P Health Care	$100.00	$118.35	$114.13	$137.08	$168.00	$162.34
Peer Group	$100.00	$85.72	$85.10	$91.71	$115.22	$186.11
* $100 invested on September 30, 2017 in stock or index, including reinvestment of dividends.

ITEM 6.    [RESERVED]
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
Forward-looking statements in this Annual Report on Form 10-K may include, for example, statements about the following:
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
•the possibility that various conditions to the consummation of the acquisition of PharmaLex may not be satisfied or that their satisfaction may be delayed; uncertainties as to the timing of the consummation of the acquisition of PharmaLex;
•unexpected costs, charges or expenses resulting from the acquisition of PharmaLex;
•the integration of the Alliance Healthcare and PharmaLex businesses into the Company being more difficult, time consuming or costly than expected;
•the Company's, Alliance Healthcare's, or PharmaLex's failure to achieve expected or targeted future financial and operating performance and results;
•the effects of disruption from the acquisition and related strategic transactions on the respective businesses of the Company, Alliance Healthcare and PharmaLex, and the fact that the acquisition and related strategic transactions may make it more difficult to establish or maintain relationships with employees, suppliers and other business partners;
•the acquisition of businesses, including the acquisition of the Alliance Healthcare and PharmaLex businesses and related strategic transactions, that do not perform as expected, or that are difficult to integrate or control, or the inability to capture all of the anticipated synergies related thereto or to capture the anticipated synergies within the expected time period;
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
These forward-looking statements are based on information available as of the date of this Annual Report on Form 10-K and current expectations, forecasts and assumptions, and involve a number of judgments, risks and uncertainties. Accordingly, forward-looking statements should not be relied upon as representing our views as of any subsequent date, and we do not undertake any obligation to update forward-looking statements to reflect events or circumstances after the date they were made, whether as a result of new information, future events or otherwise, except as may be required under applicable securities laws.
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
We are organized geographically based upon the products and services we provide to our customers. At the beginning of fiscal 2022, we re-aligned our reporting structure under two reportable segments: U.S. Healthcare Solutions and International Healthcare Solutions. U.S. Healthcare Solutions consists of the legacy Pharmaceutical Distribution Services reportable segment (excluding Profarma Distribuidora de Produtos Farmacêuticos S.A.("Profarma")), MWI Animal Health ("MWI"), Xcenda, Lash Group, and ICS 3PL. International Healthcare Solutions consists of Alliance Healthcare, World Courier, Innomar, Profarma, and Profarma Specialty (until it was divested in June 2022). Profarma had previously been included in the Pharmaceutical Distribution Services reportable segment. Our previously reported segment results have been revised to conform to our re-aligned reporting structure.
U.S. Healthcare Solutions Segment
The U.S. Healthcare Solutions reportable segment distributes a comprehensive offering of brand-name, specialty brand-name and generic pharmaceuticals, over-the-counter healthcare products, home healthcare supplies and equipment, and related services to a wide variety of healthcare providers, including acute care hospitals and health systems, independent and chain retail pharmacies, mail order pharmacies, medical clinics, long-term care and alternate site pharmacies, and other customers. The U.S. Healthcare Solutions reportable segment also provides pharmaceutical distribution (including plasma and other blood products, injectable pharmaceuticals, vaccines, and other specialty pharmaceutical products) and additional services to physicians who specialize in a variety of disease states, especially oncology, and to other healthcare providers, including hospitals and dialysis clinics. Additionally, the U.S. Healthcare Solutions reportable segment provides data analytics, outcomes research, and additional services for biotechnology and pharmaceutical manufacturers. The U.S. Healthcare Solutions reportable segment also provides pharmacy management, staffing and additional consulting services, and supply management software to a variety of retail and institutional healthcare providers. It also provides a full suite of integrated manufacturer services that ranges from clinical trial support to product post-approval and commercialization support. Additionally, it delivers packaging solutions to institutional and retail healthcare providers. Through its animal health business, the U.S. Healthcare Solutions reportable segment sells pharmaceuticals, vaccines, parasiticides, diagnostics, micro feed ingredients, and various other products to customers in both the companion animal and production animal markets. It also offers demand-creating sales force services to manufacturers.
International Healthcare Solutions Segment
The International Healthcare Solutions reportable segment consists of businesses that focus on international pharmaceutical wholesale and related service operations and global commercialization services. The International Healthcare Solutions reportable segment distributes pharmaceuticals, other healthcare products, and related services to healthcare providers, including pharmacies, doctors, health centers and hospitals primarily in Europe. It also is a leading global specialty transportation and logistics provider for the biopharmaceutical industry. In Canada, the business drives innovative partnerships with manufacturers, providers, and pharmacies to improve product access and efficiency throughout the healthcare supply chain.

Recent Development
PharmaLex Acquisition
In September 2022, we entered into a definitive agreement to acquire PharmaLex Holding GmbH ("PharmaLex"), a leading provider of specialized services for the life sciences industry, for €1.28 billion in cash, subject to customary adjustments. PharmaLex's services include regulatory affairs, development consulting and scientific affairs, pharmacovigilance, and quality management and compliance. The acquisition will advance our role as a partner of choice for biopharmaceutical manufacturers by enhancing our global portfolio of solutions to support manufacturer partners across the pharmaceutical development and commercialization journey. PharmaLex will be a component of our International Healthcare Solutions reportable segment. The acquisition is expected to close by March 2023 and is subject to the satisfaction of customary closing conditions, including receipt of required regulatory approvals.
Executive Summary
This executive summary provides highlights from the results of operations that follow:
•Revenue increased by $24.6 billion, or 11.5%, from the prior fiscal year, primarily due to our June 2021 acquisition of Alliance Healthcare and revenue growth in our U.S. Healthcare Solutions segment. Revenue in International Healthcare Solutions increased by $15.0 billion, or 129.8%, from the prior fiscal year primarily due to the June 2021 acquisition of Alliance Healthcare. The U.S. Healthcare Solutions segment grew its revenue $9.6 billion, or 4.8%, from the prior fiscal year primarily due to overall market growth principally driven by unit volume growth and increased sales to specialty physician practices, offset in part by a decline in sales of COVID-19 treatments (primarily commercial treatments);
•Total gross profit increased by $1,353.1 million, or 19.5%, from the prior fiscal year. Gross profit was favorably impacted by increases in gross profit in International Healthcare Solutions of $1,404.7 million, or 91.1%, and U.S. Healthcare Solutions of $425.8 million, or 8.5%, from the prior fiscal year. Gross profit in International Healthcare Solutions increased from the prior fiscal year primarily due to the June 2021 acquisition of Alliance Healthcare. U.S. Healthcare Solutions' gross profit increased from the prior fiscal year primarily due to overall revenue growth and fees earned relating to the distribution of government-owned COVID-19 treatments. These increases were offset in part by last-in, first-out ("LIFO") expense in comparison to a LIFO credit in the prior year, decreases in gains from antitrust litigation settlements, and the Turkey highly inflationary economy's unfavorable impact on the current fiscal year;
•Total operating expenses increased by $1,341.0 million, or 29.2%, from the prior fiscal year primarily as a result of increases in distribution, selling, and administrative expenses and depreciation and amortization expense primarily due to the June 2021 acquisition of Alliance Healthcare, as well as a $75.9 million goodwill impairment of our Profarma reporting unit, offset in part by lower expense accruals related to opioid litigation settlements in the current fiscal year;
•Total segment operating income increased by $515.2 million, or 19.5%, from the prior fiscal year primarily due to the June 2021 acquisition of Alliance Healthcare and 8.8% operating income growth in the U.S. Healthcare Solutions segment; and
•Our effective tax rates were 23.7% and 30.5% for the fiscal years ended September 30, 2022 and 2021, respectively. The effective tax rate in the fiscal year ended September 30, 2022 was higher than the U.S. statutory rate primarily due to U.S. state income taxes, offset in part by the benefit of non-U.S. income taxed at rates lower than the U.S. statutory rate. Our effective tax rate in the fiscal year ended September 30, 2021 was higher than the current year tax rate primarily due to UK and Swiss tax reforms (see Note 4 of the Notes to Consolidated Financial Statements).

Results of Operations
Fiscal Year Ended September 30, 2022 compared to the Fiscal Year Ended September 30, 2021
Revenue

	Fiscal Year Ended September 30,
(dollars in thousands)	2022	2021	Change
U.S. Healthcare Solutions
Human Health	207,284,444	197,777,128	4.8%
Animal Health	4,815,758	4,684,417	2.8%
Total U.S. Healthcare Solutions	212,100,202	202,461,545	4.8%
International Healthcare Solutions
Alliance Healthcare	21,890,402	7,373,365	196.9%
Other Healthcare Solutions	4,601,271	4,156,264	10.7%
Total International Solutions	26,491,673	11,529,629	129.8%
Intersegment eliminations	(4,869)	(2,331)
Revenue	$238,587,006	$213,988,843	11.5%
Our future revenue growth will continue to be affected by various factors, such as industry growth trends, including drug utilization, the introduction of new, innovative brand therapies, the likely increase in the number of generic drugs and biosimilars that will be available over the next few years as a result of the expiration of certain drug patents held by brand-name pharmaceutical manufacturers and the rate of conversion from brand products to those generic drugs and biosimilars, price inflation and price deflation, general economic conditions in the United States and Europe, competition within the industry, customer consolidation, changes in pharmaceutical manufacturer pricing and distribution policies and practices, increased downward pressure on government and other third-party reimbursement rates to our customers, changes in government rules and regulations, foreign currency conversion rates, and the impact of the COVID-19 pandemic.
Revenue increased by 11.5% from the prior fiscal year primarily due to our June 2021 acquisition of Alliance Healthcare and the revenue growth of our U.S. Healthcare Solutions segment.
The U.S. Healthcare Solutions segment grew its revenue by $9.6 billion, or 4.8%, from the prior fiscal year, primarily due to overall market growth principally driven by unit volume growth and increased sales to specialty physician practices, offset in part by a decline in sales of COVID-19 treatments (primarily commercial treatments).
More specifically, the increase in the U.S. Healthcare Solutions segment revenue was largely attributable to the following (in billions):

Increased sales to specialty physician practices	$2.9
Decreased sales of COVID-19 treatments	($2.0)
Increased sales to other customers	$8.7
The continued decline of sales relating to COVID-19 treatments and fees earned from the distribution of government-owned COVID-19 treatments could adversely impact our results of operations.
Revenue in International Healthcare Solutions increased by $15.0 billion, or 129.8%, from the prior fiscal year primarily due to the June 2021 acquisition of Alliance Healthcare.
A number of our contracts with customers, including group purchasing organizations, are typically subject to expiration each year. We may lose a significant customer if an existing contract with such customer expires without being extended, renewed, or replaced. During the fiscal year ended September 30, 2022, no significant contracts expired. In January 2022, we extended our agreement with Express Scripts through September 2026. Over the next twelve months, there are no significant contracts scheduled to expire. Additionally, from time to time, significant contracts may be terminated in accordance with their terms or extended, renewed, or replaced prior to their expiration dates. If those contracts are extended, renewed, or replaced at less favorable terms, they may also negatively impact our revenue, results of operations, and cash flows.

Gross Profit

	Fiscal Year Ended September 30,
(dollars in thousands)	2022	2021	Change
U.S. Healthcare Solutions	$5,454,735	$5,028,950	8.5%
International Healthcare Solutions	2,947,190	1,542,456	91.1%
Intersegment eliminations	(189)	—
Gains from antitrust litigation settlements	1,835	168,794
LIFO (expense) credit	(67,171)	203,028
Turkey highly inflationary impact	(40,033)	—
Gross profit	$8,296,367	$6,943,228	19.5%
Gross profit increased by $1,353.1 million, or 19.5%, from the prior fiscal year. Gross profit in the current fiscal year was favorably impacted by increases in gross profit in International Healthcare Solutions and U.S. Healthcare Solutions. These increases were offset in part by LIFO expense in comparison to a LIFO credit in the prior year, decreases in gains from antitrust litigation settlements, and the Turkey highly inflationary economy's unfavorable impact on the current fiscal year.
U.S. Healthcare Solutions gross profit increased by $425.8 million, or 8.5%, from the prior fiscal year due to overall revenue growth and fees earned from the distribution of government-owned COVID-19 treatments. As a percentage of revenue, U.S. Healthcare Solutions gross profit margin of 2.57% in the current fiscal year increased 9 basis points compared to the prior fiscal year primarily due to fees earned from the distribution of government-owned COVID-19 treatments.
Gross profit in International Healthcare Solutions increased $1,404.7 million, or 91.1%, from the prior fiscal year primarily due to the June 2021 acquisition of Alliance Healthcare.
We recognized gains from antitrust litigation settlements with pharmaceutical manufacturers of $1.8 million and $168.8 million in the fiscal years ended September 30, 2022 and 2021, respectively. The gains were recorded as reductions to Cost of Goods Sold (see Note 14 of the Notes to Consolidated Financial Statements).
Our cost of goods sold includes a LIFO provision that is affected by manufacturer pricing practices, which may be impacted by market and other external influences, changes in inventory quantities, and product mix, many of which are difficult to predict. Changes to any of the above factors may have a material impact to our annual LIFO provision. The LIFO expense in the current fiscal year was primarily due to lower generic pharmaceutical deflation and inventory product mix.
We recognized an expense of $40.0 million in the fiscal year ended September 30, 2022 in Cost of Goods Sold related to the impact of Turkey highly inflationary accounting (see Note 1 of the Notes to Consolidated Financial Statements).
Operating Expenses

	Fiscal Year Ended September 30,
(dollars in thousands)	2022	2021	Change
Distribution, selling, and administrative	$4,848,962	$3,594,251	34.9%
Depreciation and amortization	693,895	505,172	37.4%
Litigation and opioid-related expenses	123,191	272,623
Acquisition, integration, and restructuring expenses	183,059	199,288
Goodwill impairment	75,936	6,373
Impairment of assets	4,946	11,324
Total operating expenses	$5,929,989	$4,589,031	29.2%
Distribution, selling, and administrative expenses increased by $1,254.7 million, or 34.9%, from the prior fiscal year. The increase from the prior fiscal year was primarily due to the June 2021 acquisition of Alliance Healthcare. As a percentage of revenue, distribution, selling, and administrative expenses were 2.03% in the current fiscal year and represents a 35-basis point increase compared to the prior fiscal year primarily due to the June 2021 acquisition of Alliance Healthcare.
Depreciation expense increased 18.3% from the prior fiscal year primarily due to depreciation of property and equipment originating from the June 2021 acquisition of Alliance Healthcare. Amortization expense increased 72.3% from the prior fiscal year primarily due to amortization of intangible assets originating from the June 2021 acquisition of Alliance Healthcare.

Litigation and opioid-related expenses in the fiscal year ended September 30, 2022 included a $36.6 million accrual related to opioid litigation settlements and $86.6 million of legal fees in connection with opioid lawsuits and investigations. Litigation and opioid-related expenses in the fiscal year ended September 30, 2021 included a $147.7 million accrual related to opioid litigation settlements and $124.9 million of legal fees in connection with opioid lawsuits and investigations.
Acquisition, integration, and restructuring expenses in the fiscal year ended September 30, 2022 included $119.6 million of acquisition-related deal and integration costs primarily related to the integration of Alliance Healthcare, $35.5 million of severance and other restructuring initiatives primarily related to the write down of assets in connection with our office optimization plan, and $28.0 million related to our business transformation efforts. Acquisition, integration, and restructuring expenses in the fiscal year ended September 30, 2021 included $117.0 million of acquisition-related deal and integration costs primarily related to the June 2021 acquisition of Alliance Healthcare, $46.1 million of severance and other restructuring initiatives primarily related to the disposal of assets in connection with our office optimization plan, and $36.3 million related to our business transformation efforts.
We recorded goodwill impairments of $75.9 million and $6.4 million in our Profarma reporting unit in the fiscal years ended September 30, 2022 and 2021, respectively (see Note 5 of the Notes to Consolidated Financial Statements).
Operating Income

	Fiscal Year Ended September 30,
(dollars in thousands)	2022	2021	Change
U.S. Healthcare Solutions	$2,456,972	$2,257,918	8.8%
International Healthcare Solutions	706,458	390,286	81.0%
Total segment operating income	3,163,430	2,648,204	19.5%

Gains from antitrust litigation settlements	1,835	168,794
LIFO (expense) credit	(67,171)	203,028
Turkey highly inflationary impact	(40,033)	—
Acquisition-related intangibles amortization	(304,551)	(176,221)
Litigation and opioid-related expenses	(123,191)	(272,623)
Acquisition, integration, and restructuring expenses	(183,059)	(199,288)
Goodwill impairment	(75,936)	(6,373)
Impairment of assets	(4,946)	(11,324)
Operating income	$2,366,378	$2,354,197	0.5%
Segment operating income is evaluated before gains from antitrust litigation settlements; LIFO (expense) credit; Turkey highly inflationary impact; acquisition-related intangibles amortization; litigation and opioid-related expenses; acquisition, integration, and restructuring expenses; goodwill impairment; and impairment of assets.
U.S. Healthcare Solutions operating income increased $199.1 million, or 8.8%, from the prior fiscal year primarily due to the increase in gross profit, as noted above, and was offset in part by an increase in operating expenses. As a percentage of revenue, U.S. Healthcare Solutions operating income margin was 1.16% and represented an increase of 4 basis points compared to the prior fiscal year. The increase from the prior year fiscal year was primarily due to fees earned from the distribution of government-owned COVID-19 treatments.
Operating income in International Healthcare Solutions increased by $316.2 million, or 81.0%, from the prior fiscal year primarily due to the June 2021 acquisition of Alliance Healthcare.
Other Income, Net
We recognized a gain of $56.2 million from the sale of non-core businesses, a $14.4 million foreign currency loss on the remeasurement of deferred tax assets relating to Swiss tax reform, an $11.9 million expense related to the impact of Turkey highly inflationary accounting, and a $4.8 million gain on the remeasurement of an equity investment in the fiscal year ended September 30, 2022.
We recorded a $64.7 million gain on the remeasurement of an equity investment, a $14.0 million impairment of a non-customer note receivable related to a start-up venture, and a $3.4 million foreign currency loss on the remeasurement of deferred tax assets relating to Swiss tax reform in the fiscal year ended September 30, 2021.

Interest Expense, Net
Interest expense, net and the respective weighted average interest rates were as follows:

	Fiscal Year Ended September 30,
	2022		2021
(dollars in thousands)	Amount	Weighted Average Interest Rate	Amount	Weighted Average Interest Rate
Interest expense	$231,982	2.69%	$182,544	2.62%
Interest income	(21,309)	1.08%	(8,470)	0.28%
Interest expense, net	$210,673		$174,074
Interest expense, net increased $36.6 million, or 21.0%, from the prior fiscal year due to the issuance of our $1,525 million of 0.737% senior notes, $1,000 million of 2.700% senior notes in March 2021, and the $500 million variable-rate term loan that was issued in June 2021, all of which were used to finance a portion of the June 2021 acquisition of Alliance Healthcare, and the incremental interest expense associated with Alliance Healthcare's debt in certain countries, offset in part by the increase in interest income. The increase in interest income was primarily due to higher investment interest rates, offset in part by lower average invested cash balances. The increase in interest expense as a result of the above-mentioned debt issuances was offset in part by repayments of $250 million in September 2021 and again in March 2022 on the above-mentioned $500 million variable-rate term loan, and payments of $500 million in June 2022 and $350 million in September 2022 on the above-mentioned $1,525 million of 0.737% senior notes.
Our interest expense in future periods may vary significantly depending upon changes in net borrowings, interest rates, amendments to our current borrowing facilities, and strategic decisions to deploy our invested cash.
Income Tax Expense
    Our effective tax rates were 23.7% and 30.5% in the fiscal years ended September 30, 2022 and 2021, respectively. Our effective tax rate in the fiscal year ended September 30, 2022 was higher than the U.S. statutory rate primarily due to U.S. state income taxes, offset in part by the benefit of non-U.S. income taxed at rates lower than the U.S. statutory rate. Our effective tax rate in the fiscal year ended September 30, 2021 was higher than the current year tax rate primarily due to UK and Swiss tax reforms (see Note 4 of the Notes to Consolidated Financial Statements).
Fiscal Year Ended September 30, 2021 compared to the Fiscal Year Ended September 30, 2020
Revenue

	Fiscal Year Ended September 30,
(dollars in thousands)	2021	2020	Change
U.S. Healthcare Solutions:
Human Health	$197,777,128	$182,171,487	8.6%
Animal Health	4,684,417	4,216,462	11.1%
Total U.S. Healthcare Solutions	202,461,545	186,387,949	8.6%
International Healthcare Solutions:
Alliance Healthcare	7,373,365	—
Other Healthcare Solutions	4,156,264	3,508,106	18.5%
Total International Healthcare Solutions	11,529,629	3,508,106	228.7%
Intersegment eliminations	(2,331)	(2,129)
Revenue	$213,988,843	$189,893,926	12.7%
Revenue increased by 12.7% from the prior fiscal year primarily due to the revenue growth of our U.S. Healthcare Solutions segment and our June 2021 acquisition of Alliance Healthcare.
The U.S. Healthcare Solutions segment grew its revenue by $16.1 billion, or 8.6%, from the prior fiscal year, primarily due to increased sales of specialty products (which generally have higher selling prices) including COVID-19 treatments, overall market growth principally driven by unit volume growth, and growth in our animal health business.

More specifically, the increase in the U.S. Healthcare Solutions segment revenue was largely attributable to the following (in billions):

Increased sales to Walgreens, our largest customer	$1.8
Increased sales to specialty physician practices	$2.3
Increased sales of COVID-19 treatments	$3.2
Increased sales to other customers	$8.8
Revenue in International Healthcare Solutions increased by $8.0 billion, or 228.7%, from the prior fiscal year primarily due to the June 2021 acquisition of Alliance Healthcare and due to growth in our Canadian business and our specialty transportation and logistics business.
Gross Profit

	Fiscal Year Ended September 30
(dollars in thousands)	2021	2020	Change
U.S. Healthcare Solutions	$5,028,950	$4,504,040	11.7%
International Healthcare Solutions	1,542,456	713,546	116.2%
Gains from antitrust litigation settlements	168,794	9,076
LIFO credit (expense)	203,028	(7,422)
PharMEDium remediation costs	—	(7,135)
PharMEDium shutdown costs	—	(5,421)
New York State Opioid Stewardship Act	—	(14,800)
Gross profit	$6,943,228	$5,191,884	33.7%
Gross profit increased by $1,751.3 million, or 33.7%, from the prior fiscal year. Gross profit in fiscal 2021 was favorably impacted by increases in gross profit in U.S. Healthcare Solutions and International Healthcare Solutions, a LIFO credit in the current year period in comparison to a LIFO expense in the prior year period, and an increase in gains from antitrust litigation settlements.
U.S. Healthcare Solutions gross profit increased by $524.9 million, or 11.7%, from the prior fiscal year due to revenue growth, including an increase in specialty product sales. As a percentage of revenue, U.S. Healthcare Solutions' gross profit margin of 2.48% in fiscal 2021 increased 6 basis points compared to the prior fiscal year primarily due to an increase in specialty product sales, including COVID-19 treatments.
Gross profit in International Healthcare Solutions increased by $828.9 million, or 116.2%, from the prior fiscal year primarily due to the June 2021 acquisition of Alliance Healthcare and revenue growth in our specialty transportation and logistics business. As a percentage of revenue, gross profit margin in International Healthcare Solutions of 13.38% in fiscal 2021 decreased from 20.34% in the prior fiscal year. The decline in gross profit margin in fiscal 2021 was primarily due to the June 2021 acquisition of Alliance Healthcare, which has a lower gross profit margin than the other operating segments within International Healthcare Solutions.
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

Operating Expenses

	Fiscal Year Ended September 30,
(dollars in thousands)	2021	2020	Change
Distribution, selling, and administrative	$3,594,251	$2,767,217	29.9%
Depreciation and amortization	505,172	391,062	29.2%
Litigation and opioid-related expenses	272,623	6,722,346
Acquisition, integration, and restructuring expenses	199,288	84,961
Goodwill impairment	6,373	—
Impairment of assets	11,324	361,652
Total operating expenses	$4,589,031	$10,327,238	(55.6)%
Distribution, selling, and administrative expenses increased by $827.0 million, or 29.9%, from the prior fiscal year. The increase from the prior fiscal year was primarily due to the June 2021 acquisition of Alliance Healthcare and an increase in payroll-related operating costs to support current and future revenue growth. As a percentage of revenue, distribution, selling, and administrative expenses were 1.68% in the current fiscal year and represents a 22-basis point increase compared to the prior fiscal year. The increase in distribution, selling, and administrative expenses as a percentage of revenue was primarily due to the June 2021 acquisition of Alliance Healthcare.
Depreciation expense increased 16.6% from the prior fiscal year primarily due to depreciation of property and equipment originating from the June 2021 acquisition of Alliance Healthcare. Amortization expense increased 60.9% from the prior fiscal year primarily due to amortization of intangible assets originating from the June 2021 acquisition of Alliance Healthcare.
Litigation and opioid-related expenses in the fiscal year ended September 30, 2021 included a $147.7 million accrual related to opioid litigation settlements and $124.9 million of legal fees in connection with opioid lawsuits and investigations. Litigation and opioid-related expenses in the fiscal year ended September 30, 2020 included a $6.6 billion legal accrual and $115.4 million of legal fees in connection with opioid lawsuits and investigations.
Acquisition, integration, and restructuring expenses in the fiscal year ended September 30, 2021 included $117.0 million of acquisition-related deal and integration costs primarily related to the June 2021 acquisition of Alliance Healthcare, $46.1 million of severance and other restructuring initiatives primarily related to the disposal of assets in connection with our office optimization plan, and $36.3 million related to our business transformation efforts. Acquisition, integration, and restructuring expenses in the fiscal year ended September 30, 2020 included $38.0 million related to our business transformation efforts, $34.4 million of severance costs primarily related to position eliminations resulting from our decision to permanently exit the PharMEDium compounding business, and $12.6 million of acquisition-related deal and integration costs and other restructuring initiatives.
We recorded a goodwill impairment of $6.4 million in our Profarma reporting unit in the fiscal year ended September 30, 2021 in connection with our fiscal 2021 annual impairment test (see Note 5 of the Notes to Consolidated Financial Statements).
We recorded a $361.7 million impairment of PharMEDium's assets in Impairment of Assets in the fiscal year ended September 30, 2020 (see Note 1 of the Notes to Consolidated Financial Statements).

Operating Income (Loss)

	Fiscal Year Ended September 30,
(dollars in thousands)	2021	2020	Change
U.S. Healthcare Solutions	$2,257,918	$2,020,067	11.8%
International Healthcare Solutions	390,286	184,380	111.7%
Total segment operating income	2,648,204	2,204,447	20.1%

Gains from antitrust litigation settlements	168,794	9,076
LIFO credit (expense)	203,028	(7,422)
Acquisition-related intangibles amortization	(176,221)	(110,478)
Litigation and opioid-related expenses	(272,623)	(6,722,346)
Acquisition, integration, and restructuring expenses	(199,288)	(84,961)
Goodwill impairment	(6,373)	—
Impairment of assets	(11,324)	(361,652)
PharMEDium remediation costs	—	(16,165)
PharMEDium shutdown costs	—	(43,206)
New York State Opioid Stewardship Act	—	(14,800)
Contingent consideration adjustment	—	12,153
Operating income (loss)	$2,354,197	$(5,135,354)	145.8%
Segment operating income is evaluated before gains from antitrust litigation settlements; LIFO credit (expense); acquisition-related intangibles amortization; litigation and opioid-related expenses; acquisition, integration, and restructuring expenses; goodwill impairment; impairment of assets; PharMEDium remediation costs; PharMEDium shutdown costs; New York State Opioid Stewardship Act; and contingent consideration adjustment.
U.S. Healthcare Solutions operating income increased by $237.9 million, or 11.8%, from the prior fiscal year primarily due to the increase in gross profit, as noted above, and was offset in part by an increase in operating expenses. As a percentage of revenue, U.S. Healthcare Solutions operating income margin was 1.12% and represented an increase of 4 basis points compared to the prior fiscal year. The increase from the prior year fiscal year was primarily due to the increase in specialty product sales, including COVID-19 treatments.
Operating income in International Healthcare Solutions increased by $205.9 million, or 111.7%, from the prior fiscal year primarily due to the June 2021 acquisition of Alliance Healthcare and an increase in operating income at World Courier.
One of our non-wholly-owned subsidiaries, Profarma, which we consolidate based on certain governance rights (see Note 3 of the Notes to Consolidated Financial Statements), adjusted its previous estimate of contingent consideration in the prior fiscal year related to the purchase price of one of its prior business acquisitions.
Other Income, Net
We recorded a $64.7 million gain on the remeasurement of an equity investment, a $14.0 million impairment of a non-customer note receivable related to a start-up venture, and a $3.4 million foreign currency loss on the remeasurement of deferred tax assets relating to Swiss tax reform in the fiscal year ended September 30, 2021.
Interest Expense, Net
Interest expense, net and the respective weighted average interest rates were as follows:

	Fiscal Year Ended September 30,
	2021		2020
(dollars in thousands)	Amount	Weighted Average Interest Rate	Amount	Weighted Average Interest Rate
Interest expense	$182,544	2.62%	$158,522	3.42%
Interest income	(8,470)	0.28%	(20,639)	0.69%
Interest expense, net	$174,074		$137,883

Interest expense, net increased by $36.2 million, or 26.2%, from the prior fiscal year due to the issuance of our $1,525 million of 0.737% senior notes, $1,000 million of 2.700% senior notes in March 2021, and the $500 million variable-rate term loan that was issued in June 2021, all of which were used to finance a portion of the June 2021 acquisition of Alliance Healthcare, the incremental interest expense associated with Alliance Healthcare's debt in certain countries, and the decrease in interest income resulting from a decrease in investment interest rates. The increase in interest expense as a result of the above-mentioned debt issuances was offset in part by a lower weighted-average borrowing interest rate and the repayment of our $400 million October 2018 term loan upon its maturity in October 2020.
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
Net Income (Loss) Attributable to AmerisourceBergen Corporation and Diluted Earnings Per Share
Net income attributable to AmerisourceBergen and diluted earnings per share were significantly lower in fiscal 2020 due to the legal accrual recognized in connection with opioid lawsuits.
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
Allowances for Returns and Credit Losses
Trade receivables are primarily comprised of amounts owed to us for our pharmaceutical distribution and services activities and are presented net of an allowance for customer sales returns and an allowance for credit losses. Our customer sales return policy generally allows customers to return products only if the products can be resold at full value or returned to suppliers for full credit. We record an accrual for estimated customer sales returns at the time of sale to the customer based upon historical customer return trends. The allowance for returns as of September 30, 2022 and 2021 was $1,532.1 million and $1,271.6 million, respectively.
We evaluate our receivables for risk of loss by grouping our receivables with similar risk characteristics. Expected losses are determined based on a combination of historical loss trends, current economic conditions, and forward-looking risk factors. Changes in these factors, among others, may lead to adjustments in our allowance for credit losses. The calculation of the required allowance requires judgment by management as to the impact of those and other factors on the ultimate realization of our trade receivables. Each of our business units performs ongoing credit evaluations of its customers' financial condition and maintains reserves for expected credit losses and specific credit problems when they arise. We write off balances against the reserves when collectability is deemed remote. Each business unit performs formal, documented reviews of the allowance at least quarterly, and our largest business units perform such reviews monthly. There were no significant changes to this process during the fiscal years ended September 30, 2022, 2021, and 2020, and bad debt expense was computed in a consistent manner during these periods. The bad debt expense for any period presented is equal to the changes in the period end allowance for credit losses, net of write-offs, recoveries, and other adjustments.
Bad debt expense for the fiscal years ended September 30, 2022, 2021 and 2020 was $26.1 million, $12.1 million, and $11.9 million respectively. An increase or decrease of 0.1% in the 2022 allowance as a percentage of trade receivables would result in an increase or decrease in the provision on accounts receivable of approximately $18.5 million. The allowance for credit losses was $94.7 million and $85.1 million as of September 30, 2022 and 2021, respectively.
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
Goodwill and Other Intangible Assets
Goodwill arises from acquisitions or consolidations of specific operating companies and is assigned to the reporting unit in which a particular operating company resides. We identify our reporting units based upon our management reporting structure, beginning with our operating segments. We aggregate two or more components within an operating segment that have similar economic characteristics. We evaluate whether the components within our operating segments have similar economic characteristics, which include the similarity of long-term gross margins, the nature of the components' products, services, and production processes, the types of customers and the methods by which products or services are delivered to customers, and the components' regulatory environment. We announced a strategic reorganization of our business and began reporting externally under the new structure as of October 1, 2021. As of September 30, 2022, our reporting units include Pharmaceutical Distribution Services, U.S. Consulting Services, MWI, Alliance Healthcare, Innomar, World Courier, and Profarma.
Goodwill and other intangible assets with indefinite lives, such as certain trademarks and trade names, are not amortized; rather, they are tested for impairment at least annually. For the purpose of these impairment tests, we can elect to perform a qualitative assessment to determine if it is more likely than not that the fair values of its reporting units and indefinite-lived intangible assets are less than the respective carrying values of those reporting units and indefinite-lived intangible assets, respectively. Such qualitative factors can include, among others, industry and market conditions, overall financial performance, and relevant entity-specific events. If we conclude based on its qualitative assessment that it is more likely than not that the fair value of a reporting unit is less than its carrying value, it performs a quantitative analysis. We elected to perform a quantitative impairment assessment of goodwill and indefinite-lived intangible assets in fiscal 2022. We elected to perform a qualitative impairment assessment of goodwill and indefinite-lived intangible assets in fiscal 2021, with the exception of our testing of goodwill in the AmerisourceBergen Consulting Services (the sum of U.S. Consulting Services and Innomar reporting units, under our prior reporting structure) and Profarma reporting units. We elected to perform a qualitative impairment assessment of goodwill and indefinite-lived intangible assets in fiscal 2020, with the exception of our testing of goodwill and indefinite-lived intangibles in the MWI and Profarma reporting units.
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
When performing a quantitative impairment assessment, we utilize an income-based approach to value our reporting units, with the exception of the Profarma reporting unit, the fair value of which is based upon its publicly-traded stock price, plus an estimated control premium. The income-based approach relies on a discounted cash flow analysis, which considers forecasted cash flows discounted at an appropriate discount rate, to determine the fair value of each reporting unit. We generally believe that market participants would use a discounted cash flow analysis to determine the fair value of our reporting units in a sale transaction. The annual goodwill impairment test requires us to make a number of assumptions and estimates concerning future levels of revenue growth, operating margins, depreciation, amortization, capital expenditures, and working capital requirements, which are based upon our long-range plan. The discount rate is an estimate of the overall after-tax rate of return required by a market participant whose weighted average cost of capital includes both debt and equity, including a risk premium. While we use the best available information to prepare our forecasted cash flows and discount rate assumptions, actual future cash flows and/or market conditions could differ significantly resulting in future impairment charges related to recorded goodwill balances. While there are always changes in assumptions to reflect changing business and market conditions, our overall methodology and the population of assumptions used have remained unchanged.
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
We completed our required annual impairment tests relating to goodwill and indefinite-lived intangible assets in the fiscal years ended September 30, 2022, 2021, and 2020. We recorded goodwill impairments of $75.9 million and $6.4 million in our Profarma reporting unit in connection with our fiscal 2022 and 2021 impairment tests, respectively (see Note 5 of the Notes to Consolidated Financial Statements). No goodwill impairments were recorded in the fiscal years ended September 30, 2020, and no indefinite-lived intangible asset impairments were recorded in the fiscal years ended September 30, 2022, 2021, or 2020.
Finite-lived intangible assets are amortized using the straight-line method over the estimated useful lives of the assets. We perform a recoverability assessment of our long-lived assets when impairment indicators are present.
We recorded impairments of intangible and tangible assets totaling $361.7 million in the fiscal year ended September 30, 2020 in connection with the permanent shutdown of our compounding business.
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
The significant assumptions and estimates described in the preceding paragraphs are important contributors to the ultimate effective tax rate in each year. If any of our assumptions or estimates were to change, an increase or decrease in our effective tax rate by 1% on income before income taxes would have caused income tax expense to change by $21.8 million in the fiscal year ended September 30, 2022.
For a complete discussion of the tax impact of UK Tax Reform, Swiss Tax Reform, the legal accrual related to opioid litigation, the CARES Act, and the PharMEDium worthless stock deduction, refer to Note 4 of the Notes to Consolidated Financial Statements.
Inventories
Inventories are stated at the lower of cost or market. Cost for approximately 66% of our inventories as of September 30, 2022 and 2021 has been determined using the LIFO method. If we had used the first-in, first-out method of inventory valuation, which approximates current replacement cost, inventories would have been approximately $1,383.4 million and $1,316.2 million higher than the amounts reported as of September 30, 2022 and 2021, respectively. We recorded LIFO expense of $67.2 million and $7.4 million in the fiscal years ended September 30, 2022 and 2020, respectively. We recorded a LIFO credit of $203.0 million in the fiscal year ended September 30, 2021. The annual LIFO provision is affected by manufacturer pricing practices, which may be impacted by market and other external influences, changes in inventory quantities, and product mix, many of which are difficult to predict. Changes to any of the above factors can have a material impact to our annual LIFO provision.
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
Cash Flows
As of September 30, 2022 and 2021, our cash and cash equivalents held by foreign subsidiaries were $688.4 million and $725.4 million, respectively. We have the ability to repatriate the majority of our cash and cash equivalents held by our foreign subsidiaries without incurring significant additional taxes upon repatriation.
We have increased seasonal needs related to our inventory build during the December and March quarters that, depending on our cash balance, may require the use of our credit facilities to fund short-term capital needs. Our cash balances in the fiscal years ended September 30, 2022 and 2021 were supplemented by intra-period credit facility borrowings to cover short-term working capital needs. The largest amount of intra-period borrowings under our revolving and securitization credit facilities that was outstanding at any one time during the fiscal years ended September 30, 2022 and 2021 was $590.0 million and $637.7 million, respectively. We had $4,435.9 million, $4,730.5 million, and $117.4 million of cumulative intra-period borrowings that were repaid under our credit facilities during the fiscal years ended September 30, 2022, 2021, and 2020, respectively.
During the fiscal years ended September 30, 2022 and 2021, our operating activities provided cash of $2,703.1 million and $2,666.6 million, respectively. Cash provided by operations in the fiscal year ended September 30, 2022 was principally the result of the following:
•An increase in accounts payable of $3,320.7 million primarily due to the increase in our inventory balances and the timing of scheduled payments to our suppliers;
•Net income of $1,666.5 million;
•Positive non-cash items of $1,176.2 million, which is primarily comprised of depreciation expense of $390.6 million, amortization expense of $319.2 million, and the provision for deferred income taxes of $196.2 million, offset in part by:
◦An increase in accounts receivable of $1,659.5 million primarily due to an increase in sales and the timing of scheduled payments from our customers;
◦An increase in inventories of $665.4 million to support the increase in business volume;

◦A decrease in long-term accrued litigation liability of $500.2 million due to opioid litigation settlement payments;
◦A decrease in accrued expenses of $457.2 million; and
◦A decrease in income taxes payable and other liabilities of $330.1 million.
During the fiscal years ended September 30, 2021 and 2020, our operating activities provided cash of $2,666.6 million and $2,207.0 million, respectively. Cash provided by operations in the fiscal year ended September 30, 2021 was principally the result of the following:
•An increase in accounts payable of $2,049.2 million primarily driven by the increase in inventories and the timing of scheduled payments to our suppliers;
•Net income of $1,544.6 million;
•Net positive non-cash items totaling $754.7 million, which is primarily comprised of the provision for deferred income taxes of $334.9 million, depreciation expense of $326.7 million, amortization expense of $188.1 million, and a LIFO credit of $203.0 million, offset in part by:
◦An increase in inventories of $1,116.3 million to support the increase in business volume; and
◦An increase in accounts receivable of $930.1 million primarily due to our revenue growth and the timing of payments from our customers.
We use days sales outstanding, days inventory on hand, and days payable outstanding to evaluate our working capital performance. The below financial metrics are calculated based upon a quarterly average and can be impacted by the timing of cash receipts and disbursements, which can vary significantly depending upon the day of the week in which the month ends.

	Fiscal Year Ended September 30,
	2022	2021	2020
Days sales outstanding	27.7	26.2	24.7
Days inventory on hand	28.3	28.6	28.7
Days payable outstanding	60.0	58.3	57.6
Our cash flows from operating activities can vary significantly from period to period based upon fluctuations in our period-end working capital account balances. Additionally, any changes to payment terms with a significant customer or manufacturer supplier could have a material impact to our cash flows from operations. The acquisition of Alliance Healthcare increased our days sales outstanding and days payable outstanding as it has longer payment terms with customers and manufacturers. Operating cash flows during the fiscal year ended September 30, 2022 included $219.8 million of interest payments and $244.4 million of income tax payments, net of refunds. Operating cash flows during the fiscal year ended September 30, 2021 included $170.9 million of interest payments and $93.5 million of income tax payments, net of refunds. Operating cash flows during the fiscal year ended September 30, 2020 included $150.7 million of interest payments and $139.4 million of income tax payments, net of refunds.
Capital expenditures in the fiscal years ended September 30, 2022, 2021, and 2020 were $496.3 million, $438.2 million, and $369.7 million, respectively. Significant capital expenditures in fiscal 2022 included investments in various technology initiatives, including technology initiatives at Alliance Healthcare. Significant capital expenditures in fiscal 2021 and 2020 included costs associated with facility expansions, and various technology initiatives, including costs related to enhancing and upgrading our primary information technology operating systems.
We currently expect to spend approximately $500 million for capital expenditures during fiscal 2023. Larger 2023 capital expenditures will include investments relating to various technology initiatives, including technology investments at Alliance Healthcare and those required to comply with new regulatory requirements.
In addition to capital expenditures, net cash used in investing activities in the fiscal year ended September 30, 2022 included $133.8 million of cash to acquire companies, including $60.0 million that was paid to settle accrued consideration related to the Alliance Healthcare acquisition (see Note 2 of the Notes to Consolidated Financial Statements), and was offset in part by $272.6 million in proceeds from the sale of non-core businesses.
In addition to capital expenditures, net cash used in investing activities in the fiscal year ended 2021 included $5,563.0 million of cash to acquire companies, which principally related to the June 2021 acquisition of Alliance Healthcare, net of cash acquired, and $162.6 million for equity investments.
Net cash used in financing activities in the fiscal year ended September 30, 2022 principally resulted from an $850 million repayment of our 0.737% senior notes that mature in 2023, the repayment of our $250 million term loan, $391.7 million in cash dividends paid on our common stock, and $483.7 million in purchases of our common stock.

Net cash provided by financing activities in the fiscal year ended September 30, 2021 principally resulted from the issuance of senior notes and the February 2021 Term Loan (see above) and $198.8 million of exercises of stock options, offset in part by $650 million of repayments of our term loans, $366.6 million in cash dividends paid on our common stock, and $82.2 million in purchases of our common stock.
Net cash used in financing activities in the fiscal year ended September 30, 2020 principally related to $420.4 million in purchases of our common stock and $343.6 million in cash dividends paid on our common stock.
Debt and Credit Facility Availability
The following illustrates our debt structure as of September 30, 2022, including availability under the multi-currency revolving credit facility, the receivables securitization facility, the revolving credit note, the money market facility, Alliance Healthcare debt, and the overdraft facility:

(in thousands)	Outstanding Balance	Additional Availability
Fixed-Rate Debt:
0.737% senior notes due 2023	$672,736	$—
$500,000, 3.400% senior notes due 2024	499,195	—
$500,000, 3.250% senior notes due 2025	498,347	—
$750,000, 3.450% senior notes due 2027	745,622	—
$500,000, 2.800% senior notes due 2030	495,348	—
$1,000,000, 2.700% senior notes due 2031	990,480	—
$500,000, 4.250% senior notes due 2045	495,162	—
$500,000, 4.300% senior notes due 2047	493,288	—
Nonrecourse debt	66,539	—
Total fixed-rate debt	4,956,717	—

Variable-Rate Debt:
Revolving credit note	—	75,000
Money market facility	—	100,000
Receivables securitization facility due 2025	350,000	1,100,000
Overdraft facility due 2024 (£10,000)	—	11,169
Multi-currency revolving credit facility due 2027	—	2,400,000
Alliance Healthcare debt	336,886	109,624
Nonrecourse debt	59,230	—
Total variable-rate debt	746,116	3,795,793
Total debt	$5,702,833	$3,795,793
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
In March 2021, we issued $1,525 million of 0.737% senior notes due March 15, 2023 (the "2023 Notes"). The 2023 Notes were sold at 100.00% of the principal amount. Interest on the 2023 Notes is payable semi-annually in arrears, commencing on September 15, 2021. In March 2021, we issued $1,000 million of 2.700% senior notes due March 15, 2031 (the "2031 Notes"). The 2031 Notes were sold at 99.79% of the principal amount and have an effective yield of 2.706%. Interest on the 2031 Notes is payable semi-annually in arrears and commenced on September 15, 2021. The 2023 Notes and 2031 Notes rank pari passu to our other senior notes, the Multi-Currency Revolving Credit Facility, the Revolving Credit Note, the Overdraft Facility, and the Money Market Facility. We used the proceeds from the 2023 Notes and 2031 Notes to finance a portion of the June 2021 Alliance Healthcare acquisition.
In fiscal 2022, we elected to repay $850 million of the 2023 Notes due in March 2023.
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

We have a $2.4 billion multi-currency senior unsecured revolving credit facility ("Multi-Currency Revolving Credit Facility"), which was scheduled to expire in November 2026, with a syndicate of lenders. In October 2022, we amended and restated the Multi-Currency Revolving Credit Facility to extend the expiration to October 2027 and to make changes to effect a transition from the LIBOR interest rate benchmark to Term SOFR. Interest on borrowings under the Multi-Currency Revolving Credit Facility accrues at specified rates based upon our debt rating and ranges from 80.5 basis points to 122.5 basis points over SOFR/EURIBOR/CDOR/RFR, as applicable (101.5 basis points over CDOR/LIBOR/EURIBOR/Bankers Acceptance Stamping Fee as of September 30, 2022) and from 0 basis points to 22.5 basis points over the alternate base rate and Canadian prime rate, as applicable. We pay facility fees to maintain the availability under the Multi-Currency Revolving Credit Facility at specified rates based upon our debt rating, ranging from 7 basis points to 15 basis points, annually, of the total commitment (11 basis points as of September 30, 2022). We may choose to repay or reduce our commitments under the Multi-Currency Revolving Credit Facility at any time. The Multi-Currency Revolving Credit Facility contains covenants, including compliance with a financial leverage ratio test, as well as others that impose limitations on, among other things, indebtedness of subsidiaries and asset sales, with which we were compliant as of September 30, 2022.
We have a commercial paper program whereby we may from time to time issue short-term promissory notes in an aggregate amount of up to $2.4 billion at any one time. Amounts available under the program may be borrowed, repaid, and re-borrowed from time to time. The maturities on the notes will vary, but may not exceed 365 days from the date of issuance. The notes will bear interest, if interest bearing, or will be sold at a discount from their face amounts. The commercial paper program does not increase our borrowing capacity as it is fully backed by our Multi-Currency Revolving Credit Facility. There were no borrowings outstanding under our commercial paper program as of September 30, 2022 and 2021.
We have a $1,450 million receivables securitization facility ("Receivables Securitization Facility"), which was scheduled to expire in November 2024. In October 2022, we amended the Receivables Securitization Facility ("Receivables Amendment") to extend the expiration for an additional one year until October 2025. In addition, the Receivables Amendment made changes to (i) substitute Term SOFR for LIBOR as a benchmark and establish procedures to choose a new benchmark if Term SOFR becomes unavailable, (ii) provide for the return of erroneous payments, if any, by purchasers, (iii) update provisions regarding compliance with sanctions and anti-money laundering laws, and (iv) implement certain other technical amendments. We have available to us an accordion feature whereby the commitment on the Receivables Securitization Facility may be increased by up to $250 million, subject to lender approval, for seasonal needs during the December and March quarters. Interest rates are based upon prevailing market rates for short-term commercial paper or 30-day Term SOFR plus a program fee. We pay a customary unused fee at prevailing market rates, annually, to maintain the availability under the Receivables Securitization Facility.
In connection with the Receivables Securitization Facility, AmerisourceBergen Drug Corporation and a specialty distribution subsidiary sell on a revolving basis certain accounts receivable to Amerisource Receivables Financial Corporation, a wholly-owned special purpose entity, which in turn sells a percentage ownership interest in the receivables to financial institutions and commercial paper conduits sponsored by financial institutions. AmerisourceBergen Drug Corporation is the servicer of the accounts receivable under the Receivables Securitization Facility. As sold receivables are collected, additional receivables may be sold up to the maximum amount available under the facility. We use the facility as a financing vehicle because it generally offers an attractive interest rate relative to other financing sources. We securitize our trade accounts, which are generally non-interest bearing, in transactions that are accounted for as borrowings. The Receivables Securitization Facility contains similar covenants to the Multi-Currency Revolving Credit Facility, with which we were compliant as of September 30, 2022.
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
In February 2021, we entered into a $1.0 billion variable-rate term loan (“February 2021 Term Loan”), which was available to be drawn on the closing date of the acquisition of Alliance Healthcare. In April 2021, we reduced our commitment under the February 2021 Term Loan to $500 million. In June 2021, we borrowed $500 million under the February 2021 Term Loan to finance a portion of the June 2021 Alliance Healthcare acquisition. We elected to make principal payments of $250 million in September 2021 and again in March 2022 to repay the loan that was scheduled to mature in 2023.

Alliance Healthcare debt is comprised of uncommitted revolving credit facilities in various currencies with various rates. A majority of the outstanding borrowings were held in Egypt (which is 50% owned) as of September 30, 2022 and 2021. These facilities are used to fund its working capital needs.
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
In May 2020, our board of directors authorized a share repurchase program allowing us to purchase up to $500 million of our outstanding shares of common stock, subject to market conditions. During the fiscal year ended September 30, 2021, we purchased $26.6 million of our common stock. During the fiscal year ended September 30, 2022, we purchased $473.4 million of our common stock to complete our authorization under this program.
In May 2022, the Company's board of directors authorized a new share repurchase program allowing the Company to purchase up to $1.0 billion of its outstanding shares of common stock, subject to market conditions. During the fiscal year ended September 30, 2022, we purchased $38.7 million of our common stock, which included $28.4 million of September 2022 purchases that cash settled in October 2022. As of September 30, 2022, we had $961.3 million of availability remaining under this program. In October 2022, under this program, we purchased 0.6 million shares of our common stock for $78.8 million. In November 2022, under this program, we purchased 3.2 million shares of our common stock from WBA for $500.0 million.
Our board of directors approved the following quarterly dividend increases:

Dividend Increases
	Per Share
Date	New Rate	Old Rate	% Increase
January 2020	$0.420	$0.400	5%
November 2020	$0.440	$0.420	5%
November 2021	$0.460	$0.440	5%
November 2022	$0.485	$0.460	5%
We anticipate that we will continue to pay quarterly cash dividends in the future. However, the payment and amount of future dividends remain within the discretion of our board of directors and will depend upon our future earnings, financial condition, capital requirements, and other factors.
Commitments and Obligations
As discussed in Note 13 of the Notes to Consolidated Financial Statements, on July 21, 2021, it was announced that we and the two other national pharmaceutical distributors had negotiated a comprehensive opioid settlement agreement. The comprehensive settlement agreement became effective on April 2, 2022, and as of September 30, 2022, it included 48 of 49 eligible states (the “Settling States”) as well as 99% by population of the eligible political subdivisions in the Settling States. Pursuant to the comprehensive settlement agreement and related agreements with Settling States, we will pay up to approximately $6.4 billion over 18 years. Our estimated liability related to the State of Alabama (with whom we have not reached a settlement agreement), as well as other opioid-related litigation for which we have reached settlement agreements is approximately $0.4 billion. Net of $0.8 billion of payments made through September 30, 2022, we have a $6.0 billion liability on our Consolidated Balance Sheet as of September 30, 2022 for litigation relating to our comprehensive opioid settlement as well as other opioid-related litigation. The payment of the aforementioned litigation liability has not and is not expected to have an impact on our ability to pay dividends.

The following is a summary of our contractual obligations for future principal and interest payments on our debt, minimum rental payments on our noncancellable operating leases, and minimum payments on our other commitments as of September 30, 2022:

Payments Due by Period (in thousands)	Debt, Including Interest Payments	Operating Leases	Other Commitments	Total
Within 1 year	$1,245,995	$192,031	$123,771	$1,561,797
1-3 years	1,688,379	333,213	137,111	2,158,703
4-5 years	235,886	257,090	57,788	550,764
After 5 years	4,215,090	456,276	—	4,671,366
Total	$7,385,350	$1,238,610	$318,670	$8,942,630
    The 2017 Tax Act required a one-time transition tax to be recognized on historical foreign earnings and profits. We expect to pay $157.1 million, net of overpayments and tax credits, related to this transition tax, as of September 30, 2022, which is payable in installments over a six-year period that commenced in January 2021. The transition tax commitment is included in "Other Commitments" in the above table.
Our liability for uncertain tax positions was $553.2 million (including interest and penalties) as of September 30, 2022. This liability represents an estimate of tax positions that we have taken in our tax returns which may ultimately not be sustained upon examination by taxing authorities. Since the amount and timing of any future cash settlements cannot be predicted with reasonable certainty, the estimated liability has been excluded from the above contractual obligations table. Our liability for uncertain tax positions as of September 30, 2022 primarily includes an uncertain tax benefit related to the $6.8 billion legal accrual for litigation related to the distribution of prescription opioid pain medications, as disclosed in Note 13 of the Notes to Consolidated Financial Statements.
Market Risk
We have exposure to foreign currency and exchange rate risk from our non-U.S. operations. Our largest exposure to foreign exchange rates exists primarily with the U.K. Pound Sterling, the Euro, the Turkish Lira, the Egyptian Pound, the Brazilian Real, and the Canadian Dollar. During the quarter ended March 31, 2022, Turkey became a highly inflationary economy, as defined under U.S. GAAP (see Note 1 of the Notes to Consolidated Financial Statements). Also, with the June 2021 acquisition of Alliance Healthcare, our foreign currency and exchange rate risk increased; therefore, we now use forward contracts to hedge against the foreign currency exchange rate impact on certain intercompany receivable and payable balances. We may use derivative instruments to hedge our foreign currency exposure, but not for speculative or trading purposes. Revenue from our foreign operations during the fiscal year ended September 30, 2022 was approximately 11% of our consolidated revenue.
We have market risk exposure to interest rate fluctuations relating to our debt. We manage interest rate risk by using a combination of fixed-rate and variable-rate debt. The amount of variable-rate debt fluctuates during the year based on our working capital requirements. We had $746.1 million of variable-rate debt outstanding as of September 30, 2022. We periodically evaluate financial instruments to manage our exposure to fixed and variable interest rates. However, there are no assurances that such instruments will be available in the combinations we want and/or on terms acceptable to us. There were no such financial instruments in effect as of September 30, 2022.
We also have market risk exposure to interest rate fluctuations relating to our cash and cash equivalents. We had $3,388.2 million in cash and cash equivalents as of September 30, 2022. The unfavorable impact of a hypothetical decrease in interest rates on cash and cash equivalents would be partially offset by the favorable impact of such a decrease on variable-rate debt. For every $100 million of cash invested that is in excess of variable-rate debt, a 10-basis point decrease in interest rates would increase our annual net interest expense by $0.1 million.
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
ITEM 7A.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
The Company's most significant market risks are the effects of changing interest rates, foreign currency risk, and the changes in the price of the Company's common stock. See discussion under the heading "Market Risk," which is incorporated by reference herein.

ITEM 8.    FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Stockholders and the Board of Directors of AmerisourceBergen Corporation

Opinion on the Financial Statements
We have audited the accompanying consolidated balance sheets of AmerisourceBergen Corporation and subsidiaries (the Company) as of September 30, 2022 and 2021, the related consolidated statements of operations, comprehensive income, stockholders’ equity, and cash flows for each of the three years in the period ended September 30, 2022, and the related notes and financial statement schedule listed in the Index at Item 15(a) (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at September 30, 2022 and 2021, and the results of its operations and its cash flows for each of the three years in the period ended September 30, 2022, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company's internal control over financial reporting as of September 30, 2022, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework), and our report dated November 22, 2022 expressed an unqualified opinion thereon.
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

Legal Matters and Contingencies - Opioid Lawsuits
Description of the Matter	As discussed in Note 13 of the consolidated financial statements, the Company is involved in a significant number of lawsuits with counties, municipalities, and other governmental entities in a majority of U.S. states and Puerto Rico, as well as numerous states and tribes relating to the distribution of prescription opioid pain medications (“opioid litigation”). The Company recognizes a liability for those legal contingencies for which it is probable that a liability has been incurred at the date of the consolidated financial statements and the amount is reasonably estimable. The Company has recognized a $6.0 billion liability related to the opioid litigation as of September 30, 2022 and has disclosed that it is unable to estimate the range of possible loss in excess of the amount accrued. In connection with this liability, the Company recognized a related income tax benefit, which reflects an unrecognized tax benefit resulting from uncertainty in the amount that is more likely than not to be deductible for U.S. federal and state income tax purposes. The Company used significant judgment in measuring the amount of income tax benefit that may ultimately be deductible for U.S. federal and state purposes.

Auditing management’s determination of the measurement of the opioid litigation liability and disclosures is highly subjective and requires significant judgment. For instance, auditing management’s judgments related to the opioid litigation is challenging due to the significant judgment applied in determining the magnitude of the liability and whether a range of possible loss in excess of the amount accrued is reasonably estimable, based upon the proposed or final settlement agreements. In addition, auditing management's estimate of the amount of income tax benefit related to the Company's uncertain tax position is challenging because the evaluation of the technical merits of income tax benefits that qualify for a deduction related to the opioid litigation requires significant judgment.

How We Addressed the Matter in Our Audit	We tested the Company’s internal controls that address the risks of material misstatement related to the completeness, presentation and disclosure of the opioid litigation liability and related uncertain tax position. This included testing controls related to the Company’s process for identification, recognition, completeness and disclosure of the opioid litigation and testing controls related to the Company’s process to assess the technical merits of its tax position, including the Company’s assessment as to the amount of benefit that is more likely than not to be realized upon ultimate settlement with taxing authorities. For example, we tested controls over management’s review of the assessment of the completeness of the opioid litigation liability and whether a range of possible loss in excess of the amount accrued is reasonably estimable to determine the accuracy of the opioid litigation liability and the related financial statement footnote disclosures.

To test the Company’s opioid litigation liability, our substantive audit procedures included, among others, testing the measurement of the opioid litigation contingencies by inspecting the proposed or final settlement agreements and agreeing key terms to management’s reserve calculation and assumptions, as well as vouching payments made during the year. We inspected responses to inquiry letters sent to both internal and external legal counsel, held discussions with internal general counsel and external legal counsel to confirm our understanding of any settlement discussions, and obtained written representations from executives of the Company. In addition, we evaluated the adequacy of the Company’s financial statement disclosures.

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

Other Legal Matters and Contingencies
Description of the Matter	As discussed in Note 13 of the consolidated financial statements, in addition to the opioid litigation addressed above, the Company is involved in government subpoenas, derivative actions, and other disputes. The Company recognizes a liability for those legal contingencies for which it is probable that a liability has been incurred at the date of the consolidated financial statements and the amount is reasonably estimable. The Company also performs an assessment of the materiality of legal contingencies where a loss is either reasonably possible or it is reasonably possible that an exposure to loss exists in excess of the amount accrued. If it is reasonably possible that such a loss or an additional loss may have been incurred and the effect on the consolidated financial statements is material, the Company discloses the nature of the loss contingency and an estimate of the possible loss or range of loss or a statement that such an estimate cannot be made within the notes to the consolidated financial statements.

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

How We Addressed the Matter in Our Audit	We tested the Company’s internal controls that address the risks of material misstatement related to the completeness, valuation, presentation and disclosure of legal contingencies. This included testing controls related to the Company’s process for identification, recognition, measurement and disclosure of legal contingencies. For example, we tested controls over management’s review of the assessment of the probability of occurrence of a loss and whether the loss was reasonably estimable to determine the completeness and accuracy of legal contingencies and the related financial statement footnote disclosures. We also tested controls over management’s assessment of the likelihood of the resolution of the matters through settlement or litigation.

To test the Company’s legal contingencies, our substantive audit procedures included, among others, testing the completeness of the legal contingencies subject to evaluation by the Company and evaluating the Company’s analysis of its assessment of the probability of outcome for each material legal contingency, including the Company’s assessment as to whether a loss is reasonably estimable or if the Company is unable to estimate the range of loss, through inspection of responses to inquiry letters sent to both internal and external legal counsel, discussions with internal general counsel and external legal counsel to confirm our understanding of the allegations, and obtaining written representations from executives of the Company. In addition, we evaluated the adequacy of the Company’s financial statement disclosures.

/s/ Ernst & Young LLP

We have served as the Company's auditor since 1985.
Philadelphia, Pennsylvania
November 22, 2022

AMERISOURCEBERGEN CORPORATION AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

	September 30,
(in thousands, except share and per share data)	2022	2021
ASSETS
Current assets:
Cash and cash equivalents	$3,388,189	$2,547,142
Accounts receivable, less allowances for returns and credit losses: 2022 — $1,626,729; 2021 — $1,356,684	18,452,675	18,167,175
Inventories	15,556,394	15,368,352
Right to recover assets	1,532,061	1,271,557
Income tax receivable	172,568	221,875
Prepaid expenses and other	487,871	853,600
Assets held for sale	—	372,908
Total current assets	39,589,758	38,802,609

Property and equipment, net	2,135,003	2,162,961
Goodwill	8,503,886	9,030,531
Other intangible assets	4,332,737	5,256,927
Deferred income taxes	237,571	290,791
Other assets	1,761,661	1,793,986

TOTAL ASSETS	$56,560,616	$57,337,805

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
Accounts payable	$40,192,890	$38,009,954
Accrued expenses and other	2,214,592	2,856,405
Short-term debt	1,070,473	300,213
Liabilities held for sale	—	192,069
Total current liabilities	43,477,955	41,358,641

Long-term debt	4,632,360	6,383,711
Accrued income taxes	320,274	281,070
Deferred income taxes	1,620,413	1,685,296
Other liabilities	976,583	1,082,723
Accrued litigation liability	5,461,758	5,961,953
Commitments and contingencies (Note 13)

Stockholders' equity:
Common stock, $0.01 par value — authorized, issued, and outstanding: 2022 — 600,000,000 shares, 292,700,490 shares and 206,203,817 shares; 2021 — 600,000,000 shares, 290,722,533 shares and 208,089,298 shares	2,927	2,907
Additional paid-in capital	5,658,733	5,465,104
Retained earnings	2,977,646	1,670,513
Accumulated other comprehensive loss	(1,830,970)	(445,442)
Treasury stock, at cost: 2022 — 86,496,673 shares; 2021 — 82,633,235 shares	(7,019,895)	(6,469,728)
Total AmerisourceBergen Corporation stockholders' (deficit) equity	(211,559)	223,354
Noncontrolling interests	282,832	361,057
Total stockholders' equity	71,273	584,411

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$56,560,616	$57,337,805
See notes to consolidated financial statements.

AMERISOURCEBERGEN CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS

	Fiscal Year Ended September 30,
(in thousands, except per share data)	2022	2021	2020
Revenue	$238,587,006	$213,988,843	$189,893,926
Cost of goods sold	230,290,639	207,045,615	184,702,042
Gross profit	8,296,367	6,943,228	5,191,884
Operating expenses:
Distribution, selling, and administrative	4,848,962	3,594,251	2,767,217
Depreciation	386,595	326,824	280,187
Amortization	307,300	178,348	110,875
Litigation and opioid-related expenses	123,191	272,623	6,722,346
Acquisition, integration, and restructuring expenses	183,059	199,288	84,961
Goodwill impairment	75,936	6,373	—
Impairment of assets	4,946	11,324	361,652
Operating income (loss)	2,366,378	2,354,197	(5,135,354)
Other income, net	(27,352)	(41,736)	(1,581)
Interest expense, net	210,673	174,074	137,883
Loss on early retirement of debt	—	—	22,175
Income (loss) before income taxes	2,183,057	2,221,859	(5,293,831)
Income tax expense (benefit)	516,517	677,251	(1,894,273)
Net income (loss)	1,666,540	1,544,608	(3,399,558)
Net loss (income) attributable to noncontrolling interests	32,280	(4,676)	(9,158)
Net income (loss) attributable to AmerisourceBergen Corporation	$1,698,820	$1,539,932	$(3,408,716)

Earnings per share:
Basic	$8.15	$7.48	$(16.65)
Diluted	$8.04	$7.39	$(16.65)

Weighted average common shares outstanding:
Basic	208,472	205,919	204,783
Diluted	211,210	208,465	204,783
See notes to consolidated financial statements.

AMERISOURCEBERGEN CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

	Fiscal Year Ended September 30,
(in thousands)	2022	2021	2020
Net income (loss)	$1,666,540	$1,544,608	$(3,399,558)
Other comprehensive loss:
Foreign currency translation adjustments	(1,426,741)	(334,522)	(7,872)
Other, net	4,910	10	(1,074)
Total other comprehensive loss	(1,421,831)	(334,512)	(8,946)
Total comprehensive income (loss)	244,709	1,210,096	(3,408,504)
Comprehensive loss (income) attributable to noncontrolling interests	68,583	(6,776)	2,923
Comprehensive income (loss) income attributable to AmerisourceBergen Corporation	$313,292	$1,203,320	$(3,405,581)
See notes to consolidated financial statements.

AMERISOURCEBERGEN CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY

(in thousands, except per share data)	Common Stock	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Treasury Stock	Non-controlling Interest	Total
September 30, 2019	$2,853	$4,850,142	$4,235,491	$(111,965)	$(6,097,604)	$114,289	$2,993,206
Adoption of lease accounting standard	—	—	35,138	—	—	—	35,138
Net (loss) income	—	—	(3,408,716)	—	—	9,158	(3,399,558)
Other comprehensive income (loss)	—	—	—	3,135	—	(12,081)	(8,946)
Cash dividends, $1.66 per share	—	—	(343,578)	—	—	—	(343,578)
Exercises of stock options	21	159,512	—	—	—	—	159,533
Share-based compensation expense	—	74,411	—	—	—	—	74,411
Purchases of common stock	—	—	—	—	(405,692)	—	(405,692)
Profarma retail equity offering	—	(1,567)	—	—	—	67,922	66,355
Employee tax withholdings related to restricted share vesting	—	—	—	—	(9,787)	—	(9,787)
Other, net	4	(722)	—	—	—	—	(718)
September 30, 2020	2,878	5,081,776	518,335	(108,830)	(6,513,083)	179,288	(839,636)
Adoption of ASC 326, net of tax (Note 1)	—	—	(21,106)	—	—	(2,988)	(24,094)
Net income	—	—	1,539,932	—	—	4,676	1,544,608
Other comprehensive (loss) income	—	—	—	(336,612)	—	2,100	(334,512)
Cash dividends, $1.76 per share	—	—	(366,648)	—	—	—	(366,648)
Exercises of stock options	23	198,727	—	—	—	—	198,750
Share-based compensation expense	—	99,594	—	—	—	—	99,594
Purchases of common stock	—	—	—	—	(82,150)	—	(82,150)
Employee tax withholdings related to restricted share vesting	—	—	—	—	(23,547)	—	(23,547)
Equity consideration issued for acquisition of Alliance Healthcare (Note 2)	—	86,089	—	—	149,052	—	235,141
Acquisition of Alliance Healthcare (Note 2)	—	—	—	—	—	178,264	178,264
Other, net	6	(1,082)	—	—	—	(283)	(1,359)
September 30, 2021	2,907	5,465,104	1,670,513	(445,442)	(6,469,728)	361,057	584,411
Net income (loss)	—	—	1,698,820	—	—	(32,280)	1,666,540
Other comprehensive loss	—	—	—	(1,385,528)	—	(36,303)	(1,421,831)
Cash dividends, $1.84 per share	—	—	(391,687)	—	—	—	(391,687)
Exercises of stock options	10	93,902	—	—	—	—	93,912
Share-based compensation expense	—	93,400	—	—	—	—	93,400
Purchases of common stock	—	—	—	—	(512,091)	—	(512,091)
Employee tax withholdings related to restricted share vesting	—	—	—	—	(38,076)	—	(38,076)
Sale of business	—	—	—	—	—	(3,544)	(3,544)
Other, net	10	6,327	—	—	—	(6,098)	239
September 30, 2022	$2,927	$5,658,733	$2,977,646	$(1,830,970)	$(7,019,895)	$282,832	$71,273
See notes to consolidated financial statements.

AMERISOURCEBERGEN CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOW

	Fiscal Year Ended September 30,
(in thousands)	2022	2021	2020
OPERATING ACTIVITIES
Net income (loss)	$1,666,540	$1,544,608	$(3,399,558)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation, including amounts charged to cost of goods sold	390,643	326,713	290,744
Amortization, including amounts charged to interest expense	319,192	188,073	117,269
Provision for credit losses	26,053	12,101	11,912
Provision (benefit) for deferred income taxes	196,184	334,866	(1,544,971)
Share-based compensation expense	93,400	99,594	74,411
LIFO expense (credit)	67,171	(203,028)	7,422
Impairment of assets, including goodwill	80,882	31,697	361,652
Gain on sale of businesses	(56,228)	—	—
Turkey highly inflationary impact	51,966	—	—
Gain on remeasurement of equity investment	(4,834)	(64,721)	—
Loss on early retirement of debt	—	—	22,175
Other, net	11,781	29,361	(3,044)
Changes in operating assets and liabilities, excluding the effects of acquisitions and divestitures:
Accounts receivable	(1,659,525)	(930,078)	(1,628,991)
Inventories	(665,370)	(1,116,344)	(1,621,143)
Income tax receivable	49,307	266,552	(482,569)
Prepaid expenses and other assets	102,708	141,057	28,050
Accounts payable	3,320,725	2,049,167	3,300,832
Accrued expenses	(457,233)	372,078	524,021
Income taxes payable and other liabilities	(330,079)	(178,120)	(50,115)
Long-term accrued litigation liability	(500,195)	(236,990)	6,198,943
NET CASH PROVIDED BY OPERATING ACTIVITIES	2,703,088	2,666,586	2,207,040
INVESTING ACTIVITIES
Capital expenditures	(496,318)	(438,217)	(369,677)
Cost of acquired companies, net of cash acquired	(133,814)	(5,563,040)	—
Cost of equity investments	(18,491)	(162,620)	(56,080)
Proceeds from sale of property and equipment	6,302	14,439	36,364
Proceeds from sale of businesses	272,586	—	—
Other, net	1,298	7,861	9,522
NET CASH USED IN INVESTING ACTIVITIES	(368,437)	(6,141,577)	(379,871)
FINANCING ACTIVITIES
Senior notes and other loan borrowings	155,189	3,166,980	599,480
Senior notes and other loan repayments	(1,238,954)	(835,313)	(598,452)
Borrowings under revolving and securitization credit facilities	4,832,605	4,968,815	116,946
Repayments under revolving and securitization credit facilities	(4,671,943)	(5,083,930)	(149,980)
Payment of premium on early retirement of debt	—	—	(21,448)
Purchases of common stock	(483,704)	(82,150)	(420,449)
Exercises of stock options	93,912	198,750	159,533
Cash dividends on common stock	(391,687)	(366,648)	(343,578)
Profarma retail equity offering	—	—	66,355
Tax withholdings related to restricted share vesting	(38,076)	(23,547)	(9,787)
Other, net	(10,122)	9,892	(2,237)
NET CASH (USED IN) PROVIDED BY FINANCING ACTIVITIES	(1,752,780)	1,952,849	(603,617)
EFFECT OF EXCHANGE RATE CHANGES ON CASH, CASH EQUIVALENTS, AND RESTRICTED CASH	(57,850)	(3,725)	—
INCREASE (DECREASE) IN CASH, CASH EQUIVALENTS, AND RESTRICTED CASH, INCLUDING CASH CLASSIFIED WITHIN ASSETS HELD FOR SALE	524,021	(1,525,867)	1,223,552
LESS: INCREASE IN CASH CLASSIFIED WITHIN ASSETS HELD FOR SALE	(610)	(1,751)	—
INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	523,411	(1,527,618)	1,223,552
Cash, cash equivalents, and restricted cash at beginning of year	3,070,128	4,597,746	3,374,194
CASH, CASH EQUIVALENTS, AND RESTRICTED CASH AT END OF YEAR	$3,593,539	$3,070,128	$4,597,746

See notes to consolidated financial statements.

AMERISOURCEBERGEN CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2022

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
The Company undertook a strategic evaluation of its reporting structure to reflect its expanded international presence as a result of the June 2021 acquisition of Alliance Healthcare. As a result, at the beginning of fiscal 2022, the Company re-aligned its reporting structure under two reportable segments: U.S. Healthcare Solutions and International Healthcare Solutions. U.S. Healthcare Solutions consists of the legacy Pharmaceutical Distribution Services reportable segment (excluding Profarma Distribuidora de Produtos Farmacêuticos S.A. ("Profarma")), MWI Animal Health ("MWI"), Xcenda, Lash Group, and ICS 3PL. International Healthcare Solutions consists of Alliance Healthcare, World Courier, Innomar, Profarma, and Profarma Specialty (until it was divested in June 2022). Profarma had previously been included in the Pharmaceutical Distribution Services reportable segment. The Company’s prior period segment disclosures have been revised to reflect this change in reportable segments.
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
Recently Adopted Accounting Pronouncements
In June 2016, the Financial Accounting Standards Board ("FASB") issued ASU No. 2016-13, "Financial Instruments - Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments" ("ASU 2016-13"). ASU 2016-13 requires financial assets measured at amortized cost to be presented at the net amount expected to be collected. The measurement of expected credit losses is based on relevant information about past events, including historical experience, current conditions, and reasonable and supportable forecasts that affect the collectibility of the reported amounts. An entity must use judgment in determining the relevant information and estimation methods that are appropriate in its circumstances. ASU 2016-13 was effective for annual reporting periods beginning after December 15, 2019, including interim periods within those fiscal years, and a modified retrospective approach was required, with a cumulative-effect adjustment to retained earnings as of the beginning of the first reporting period in which the guidance was effective.
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
The Company adopted ASU No. 2019-12 as of October 1, 2021. The adoption of ASU No. 2019-12 had no impact on the Company's financial statements.

Recently Issued Accounting Pronouncements Not Yet Adopted
As of September 30, 2022, there were no recently issued accounting standards that may have a material impact on the Company's financial position, results of operations, or cash flows upon their adoption.
Business Combinations
The assets acquired and liabilities assumed from an acquired business are recorded at fair value, with the residual of the purchase price recorded as goodwill. The results of operations of an acquired businesses are included in the Company's operating results from the date of acquisition.
Cash, Cash Equivalents, and Restricted Cash
The Company considers all highly liquid investments with original maturities of three months or less to be cash equivalents. The carrying value of cash equivalents approximates fair value.
The Company is required to maintain certain cash deposits with banks mainly consisting of deposits restricted under contractual agency agreements and cash restricted by law and other obligations, including opioid-related legal settlements.
The following represents a reconciliation of cash and cash equivalents in the Consolidated Balance Sheets to cash, cash equivalents, and restricted cash in the Consolidated Statements of Cash Flows:

	September 30,
(amounts in thousands)	2022	2021	2020
Cash and cash equivalents	$3,388,189	$2,547,142	$4,597,746
Restricted cash (included in Prepaid Expenses and Other)	144,980	462,986	—
Restricted cash (included in Other Assets)	60,370	60,000	—
Cash, cash equivalents, and restricted cash	$3,593,539	$3,070,128	$4,597,746
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
The Company's trade accounts receivables are exposed to credit risk. Revenue from the various agreements and arrangements with the Company's largest customer in the fiscal year ended September 30, 2022, Walgreens Boots Alliance, Inc. ("WBA"), accounted for approximately 27% of revenue and represented approximately 38% of accounts receivable, net of incentives, as of September 30, 2022. Express Scripts, Inc., the Company's second largest customer in the fiscal year ended September 30, 2022, accounted for approximately 13% of revenue and represented approximately 7% of accounts receivable as of September 30, 2022. The Company generally does not require collateral for trade receivables. The Company evaluates its receivables for risk of loss by grouping its receivables with similar risk characteristics. Expected losses are determined based on a combination of historical loss trends, current economic conditions, and forward-looking risk factors. Changes in these factors, among others, may lead to adjustments in the Company's allowance for credit losses. The calculation of the required allowance requires judgment by Company management as to the impact of those and other factors on the ultimate realization of its trade receivables. Each of the Company's business units performs ongoing credit evaluations of its customers' financial condition and maintains reserves for expected credit losses for specific credit problems when they arise. There were no significant changes to this process during the fiscal years ended September 30, 2022, 2021, and 2020, and bad debt expense was computed in a consistent manner during these periods.
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
Derivative Financial Instruments
The Company utilizes derivative financial instruments to manage exposures to foreign currency. The Company records all derivative financial instruments on the balance sheet at fair value and complies with established criteria for designation and effectiveness of hedging relationships. The Company's policy prohibits it from entering into derivative financial instruments for speculative or trading purposes.
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
During the quarter ended March 31, 2022, Turkey became a highly inflationary economy, as defined under U.S. GAAP. As a result, effective April 1, 2022, and until such time as the applicable economy is no longer considered highly inflationary, Turkish Lira-denominated assets and liabilities are remeasured using the Company's reporting currency in accordance with ASC 830, "Foreign Currency Matters." Turkish Lira denominated monetary assets and liabilities (primarily cash, accounts receivables, and accounts payables) are remeasured at each balance sheet date using the currency exchange rate then in effect, with currency remeasurement gains and losses recognized in Other Income in the Statement of Operations. Turkish Lira-denominated nonmonetary assets and liabilities (primarily inventories, goodwill, and other intangible assets) are translated at the currency exchange rate in effect prior to highly inflation accounting commencement or at the exchange rate in effect at their date of acquisition if subsequent to April 1, 2022. As such, nonmonetary assets and liabilities retain a higher historical basis when currencies are devalued. This higher historical basis results in incremental expense being recognized when nonmonetary assets are consumed (i.e., sale of inventory). During the fiscal year ended September 30, 2022, the Company recorded an incremental expense of $40.0 million in Cost of Goods Sold related to the consumption of inventory and an expense of $11.9 million within Other Income related to the currency remeasurement of monetary assets and liabilities.
Goodwill and Other Intangible Assets
Goodwill arises from acquisitions or consolidations of specific operating companies and is assigned to the reporting unit in which a particular operating company resides. The Company identifies its reporting units based upon the Company's management reporting structure, beginning with its operating segments. The Company aggregates two or more components within an operating segment that have similar economic characteristics. The Company evaluates whether the components within its operating segments have similar economic characteristics, which include the similarity of long-term gross margins, the nature of the components' products, services, and production processes, the types of customers and the methods by which products or services are delivered to customers, and the components' regulatory environment. The Company announced a strategic reorganization of its business and began reporting externally under the new structure as of October 1, 2021. As of September 30, 2022, the Company’s reporting units include Pharmaceutical Distribution Services, U.S. Consulting Services, MWI, Alliance Healthcare, Innomar, World Courier, and Profarma.

Goodwill and other intangible assets with indefinite lives, such as certain trademarks and trade names, are not amortized; rather, they are tested for impairment at least annually. For the purpose of these impairment tests, the Company can elect to perform a qualitative assessment to determine if it is more likely than not that the fair values of its reporting units and indefinite-lived intangible assets are less than the respective carrying values of those reporting units and indefinite-lived intangible assets, respectively. Such qualitative factors can include, among others, industry and market conditions, overall financial performance, and relevant entity-specific events. If the Company concludes based on its qualitative assessment that it is more likely than not that the fair value of a reporting unit is less than its carrying value, it performs a quantitative analysis. The Company elected to perform a quantitative impairment assessment of goodwill and indefinite-lived intangible assets in fiscal 2022. The Company elected to perform a qualitative impairment assessment of goodwill and indefinite-lived intangible assets in fiscal 2021, with the exception of its testing of goodwill in the AmerisourceBergen Consulting Services (the sum of U.S. Consulting Service and Innomar reporting units, under the Company’s prior reporting structure) and Profarma reporting units. The Company elected to perform a qualitative impairment assessment of goodwill and indefinite-lived intangible assets in fiscal 2020, with the exception of its testing of goodwill and indefinite-lived intangibles in the MWI and Profarma reporting units.
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
When performing a quantitative impairment assessment, the Company utilizes an income-based approach to value its reporting units, with the exception of the Profarma reporting unit, the fair value of which is based upon its publicly-traded stock price, plus an estimated control premium. The income-based approach relies on a discounted cash flow analysis, which considers forecasted cash flows discounted at an appropriate discount rate, to determine the fair value of each reporting unit. The Company generally believes that market participants would use a discounted cash flow analysis to determine the fair value of the Company's reporting units in a sale transaction. The annual goodwill impairment test requires the Company to make a number of assumptions and estimates concerning future levels of revenue growth, operating margins, depreciation, amortization, capital expenditures, and working capital requirements, which are based upon the Company's long-range plan. The discount rate is an estimate of the overall after-tax rate of return required by a market participant whose weighted average cost of capital includes both debt and equity, including a risk premium. While the Company uses the best available information to prepare its forecasted cash flows and discount rate assumptions, actual future cash flows and/or market conditions could differ significantly resulting in future impairment charges related to recorded goodwill balances. While there are always changes in assumptions to reflect changing business and market conditions, the Company's overall methodology and the population of assumptions used have remained unchanged.
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
The Company completed its required annual impairment tests relating to goodwill and indefinite-lived intangible assets in the fiscal years ended September 30, 2022, 2021, and 2020. The Company recorded goodwill impairments of $75.9 million and $6.4 million in its Profarma reporting unit in connection with its fiscal 2022 and 2021 impairment tests (see Note 5), respectively. No goodwill impairments were recorded in the fiscal years ended September 30, 2020, and no indefinite-lived intangible asset impairments were recorded in the fiscal years ended September 30, 2022, 2021, or 2020.
Finite-lived intangible assets are amortized using the straight-line method over the estimated useful lives of the assets. The Company performs a recoverability assessment of its long-lived assets when impairment indicators are present.
The Company recorded impairments of intangible and tangible assets totaling $361.7 million in the fiscal year ended September 30, 2020 in connection with the permanent shutdown of its compounding business.

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
Inventories
Inventories are stated at the lower of cost or market. Cost for approximately 66% of the Company's inventories as of September 30, 2022 and 2021 has been determined using the last-in, first-out ("LIFO") method. If the Company had used the first-in, first-out method of inventory valuation, which approximates current replacement cost, inventories would have been approximately $1,383.4 million and $1,316.2 million higher than the amounts reported as of September 30, 2022 and 2021, respectively. The Company recorded LIFO expense of $67.2 million and $7.4 million in the fiscal years ended September 30, 2022 and 2020, respectively, and a LIFO credit of $203.0 million in the fiscal year ended September 30, 2021. The annual LIFO provision is affected by manufacturer pricing practices, which may be impacted by market and other external influences, changes in inventory quantities, and product mix, many of which are difficult to predict. Changes to any of the above factors can have a material impact to the Company's annual LIFO provision.
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

Leases
At the inception of an arrangement, the Company determines whether the arrangement is or contains a lease based on the facts and circumstances present. Leases are classified as either finance or operating, with classification affecting the pattern of expense recognition in the income statement. At the lease commencement date, operating and finance lease liabilities and their corresponding ROU assets are recorded based on the present value of lease payments over the expected lease term. The interest rate implicit in lease contracts is typically not readily determinable and, as such, the Company uses its incremental borrowing rate to discount the lease liabilities, which is the rate incurred to borrow on a collateralized basis over a similar term in a similar economic environment. Certain adjustments to the right-of-use ("ROU") asset may be required for items such as incentives received. The Company does not recognize on the balance sheet leases with terms of one year or less.
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
Manufacturer Incentives
The Company considers fees and other incentives received from its suppliers relating to the purchase and distribution of inventory to represent product discounts, and, as a result, they are recognized within cost of goods sold upon the sale of the related inventory.
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
The following table summarizes the Company's property and equipment balances for the periods indicated:

	September 30,
(in thousands)	2022	2021
Property and equipment, at cost:
Land	$122,426	$129,944
Buildings and improvements	840,852	838,615
Machinery, equipment, and other	3,424,070	3,113,132
Total property and equipment	4,387,348	4,081,691
Less accumulated depreciation	(2,252,345)	(1,918,730)
Property and equipment, net	$2,135,003	$2,162,961
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
When the Company is the agent in a transaction, the fee received from a manufacturer customer is recognized within revenue as the service is performed.
The Company's customer sales return policy generally allows customers to return products only if the products can be resold at full value or returned to suppliers for full credit. The Company records an accrual for estimated customer sales returns at the time of sale to the customer based upon historical return trends. As of September 30, 2022 and 2021, the Company's accrual for estimated customer sales returns was $1,532.1 million and $1,271.6 million, respectively.
Share-Based Compensation
    The Company accounts for the compensation cost of all share-based payments at fair value. The fair value of restricted stock units and performance stock units is based upon the grant date market price of the Company’s common stock. The Company estimated the fair value of options granted in fiscal 2020 using a binomial option pricing model.
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
    The income tax effects of awards are recognized when the awards vest or are settled and are recognized in Income Tax Expense in the Company’s Consolidated Statements of Operations.
Shipping and Handling Costs
Shipping and handling costs include all costs to warehouse, pick, pack, and deliver inventory to customers. These costs, which were $1,040.8 million, $809.3 million, and $665.3 million for the fiscal years ended September 30, 2022, 2021, and 2020, respectively, are included in Distribution, Selling, and Administrative in the Company's Consolidated Statements of Operations.
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
On June 1, 2021, the Company acquired a majority of Walgreens Boots Alliance, Inc.'s ("WBA") Alliance Healthcare businesses ("Alliance Healthcare") for $6,662.0 million in cash, $229.1 million of the Company's common stock (2 million shares at the Company's June 1, 2021 opening stock price of $114.54 per share), and $6.1 million of other equity consideration. The net cash payment was $5,596.7 million, as the Company acquired $922.0 million of cash and cash equivalents and $143.3 million of restricted cash. The shares issued were from the Company's treasury stock on a first-in, first-out basis and were originally purchased for $149.1 million. In the fiscal year ended September 30, 2022, the Company's previous estimate of $96.9 million of accrued consideration was settled for $60.0 million, which resulted in a $36.9 million reduction to Goodwill. The $60.0 million cash payment is included in the total $6,662.0 million cash consideration. The Company funded the cash purchase price through a combination of cash on hand and new debt financing. The acquisition expands the Company's reach and solutions in pharmaceutical distribution and adds to the Company's depth and breadth of global manufacturer services.
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
The Company incurred $90.9 million of acquisition-related costs in connection with this acquisition. These costs are included in Acquisition, Integration, and Restructuring Expenses in the Company's Statements of Operations for the twelve months ended September 30, 2021.

See Part I. Other Information-Item 1A. Risk Factors of this Annual Report on Form 10-K for additional risk factors related to our strategic transactions with WBA.
Assets and Liabilities Held for Sale
The Company entered into agreements in the fourth quarter of fiscal 2021 to sell two of its non-core subsidiaries. In connection with entering into these agreements, the Company concluded that both disposal groups met the held for sale criteria and classified their assets and liabilities as held for sale as of September 30, 2021. One disposal group was included within the U.S. Healthcare Solutions reportable segment and the other disposal group was included within International Healthcare Solutions reportable segment.
In connection with the held for sale classification, the Company recorded a total loss of $16.3 million on the remeasurement of the disposal group held for sale in the U.S. Healthcare Solutions reportable segment to fair value less cost to sell, $4.9 million of which was recorded in Impairment of Assets on its Consolidated Statement of Operations in the fiscal year ended September 30, 2022. The Company previously recorded a loss of $11.3 million in fiscal year ended September 30, 2021. The Company completed the sales of the disposal groups in the fiscal year ended September 30, 2022 and received total proceeds of $267.6 million, subject to final working capital adjustments. In connection with the sales of these disposal groups, the Company recorded a gain of $52.6 million, which is included in Other Income, Net in the Company's Consolidated Statements of Operations.
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

Note 3. Variable Interest Entity
The Company has substantial governance rights that allow it to direct the activities that significantly impact Profarma’s economic performance. As such, the Company consolidates the operating results of Profarma in its consolidated financial statements. The Company is not obligated to provide future financial support to Profarma.
The following assets and liabilities of Profarma are included in the Company's Consolidated Balance Sheet for the periods indicated:

(in thousands)	September 30, 2022	September 30, 2021
Cash and cash equivalents	$23,144	$33,699
Accounts receivables, net	192,930	148,485
Inventories	207,858	168,229
Prepaid expenses and other	63,982	62,545
Property and equipment, net	35,554	31,920
Goodwill	—	75,936
Other intangible assets	66,568	70,840
Other long-term assets	71,327	74,177
Total assets	$661,363	$665,831

Accounts payable	$215,515	$162,768
Accrued expenses and other	47,952	38,477
Short-term debt	60,851	64,215
Long-term debt	64,918	52,613
Deferred income taxes	25,801	37,041
Other long-term liabilities	52,417	57,945
Total liabilities	$467,454	$413,059
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

Note 4. Income Taxes
The following table summarizes the Company's income (loss) before income taxes for the periods indicated:

	Fiscal Year Ended September 30,
(in thousands)	2022	2021	2020
Domestic	$1,351,696	$1,495,899	$(5,961,269)
Foreign	831,361	725,960	667,438
Total	$2,183,057	$2,221,859	$(5,293,831)
The components of the Company's consolidated income tax expense (benefit) are summarized in the following table for the periods indicated:

	Fiscal Year Ended September 30,
(in thousands)	2022	2021	2020
Current provision (benefit):
Federal	$126,969	$184,375	$(473,751)
State and local	39,282	30,659	30,236
Foreign	154,082	127,351	94,213
Total current provision (benefit)	320,333	342,385	(349,302)
Deferred provision (benefit):
Federal	150,328	111,428	(914,613)
State and local	31,129	47,516	(264,409)
Foreign	14,727	175,922	(365,949)
Total deferred provision (benefit)	196,184	334,866	(1,544,971)
Provision (benefit) for income taxes	$516,517	$677,251	$(1,894,273)
A reconciliation of the statutory U.S. federal income tax rate to the Company's consolidated effective income tax rate is as follows for the periods indicated:

	Fiscal Year Ended September 30,
	2022	2021	2020
Statutory U.S. federal income tax rate	21.0%	21.0%	21.0%
State and local income tax rate, net of federal tax benefit	2.5	2.8	(0.5)
Tax effect of foreign operations	(1.9)	(0.5)	1.0
Litigation settlements and accruals (see Note 13)	0.4	0.8	(6.2)
Tax law changes [1]	—	7.3	6.8
PharMEDium worthless stock deduction	—	(1.1)	12.4
CARES Act	—	—	1.2
Other, net	1.7	0.2	0.1
Effective income tax rate	23.7%	30.5%	35.8%

[1] Tax law changes include 5.7% related to UK Tax Reform and 1.6% related to Swiss Tax Reform in fiscal 2021 and 6.8% in fiscal 2020 related to Swiss Tax Reform.
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
PharMEDium
    The Company decided in January 2020 to shut down and permanently exit its compounding business. Following the decision to exit PharMEDium and in connection with the permanent shutdown of this business, PharMEDium underwent a voluntary change in tax status, which resulted in the Company recognizing a worthless stock ordinary income tax deduction of approximately $2.4 billion and, in turn, yielded a tax benefit of approximately $655 million. The estimated tax benefit was higher than it would have been prior to the enactment of the CARES Act as the net operating losses resulting from the worthless stock deduction could now be carried back to years with higher statutory tax rates.
In addition to the PharMEDium worthless stock deduction, the Company recognized other discrete tax benefits primarily resulting from the CARES Act. In the aggregate, the Company recognized discrete tax benefits of $720.6 million in the fiscal year ended September 30, 2020.
The Company's September 30, 2022 Consolidated Balance Sheet includes a current income tax receivable balance of $172.6 million primarily resulting from the recognition of the above discrete tax benefits.
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
As a result of the aforementioned Swiss tax law change and ruling, the Company recorded a deferred tax asset in the fiscal year ended September 30, 2020 that is expected to be realized over the following 10 years. As of September 30, 2022, the deferred tax asset of $446.6 million was reduced by a $234.0 million valuation allowance for the amount that more likely than not will not be realized.
In November 2020, the Canton of Bern approved its Budget 2021, which called for lowering its corporate income tax rate applicable to the Company’s Swiss operations effective October 1, 2020. As a result, the Company recognized a deferred tax expense to reduce its Swiss deferred tax asset for the change in tax rate.
Opioid Legal Accrual
In the fiscal years ended September 30, 2022, 2021, and 2020 the Company recorded accruals related to the opioid litigation settlements of $36.6 million, $147.7 million, and $6.6 billion, respectively (see Note 13). The Company's September 30, 2022 Consolidated Balance Sheet includes a net deferred tax asset of $981.6 million in connection with the total expense accrued.

Deferred income taxes reflect the future tax consequences of differences between the tax bases of assets and liabilities and their financial reporting amounts. Significant components of the Company's deferred tax liabilities (assets) are as follows:

	September 30,
(in thousands)	2022	2021
Inventories	$1,471,064	$1,388,913
Property and equipment	149,896	167,974
Goodwill and other intangible assets	1,184,477	1,409,296
Right-of-use assets	219,616	249,920
Other	61,148	57,450
Gross deferred tax liabilities	3,086,201	3,273,553

Net operating loss and tax credit carryforwards	(426,651)	(389,724)
Allowance for credit losses	(67,788)	(27,569)
Accrued expenses	(24,435)	(13,411)
Accrued litigation liability	(981,627)	(1,082,845)
Employee and retiree benefits	(22,682)	(26,196)
Goodwill and other intangible assets	(446,605)	(488,235)
Lease liabilities	(241,469)	(263,278)
Share-based compensation	(33,933)	(37,466)
Other	(75,428)	(88,855)
Gross deferred tax assets	(2,320,618)	(2,417,579)
Valuation allowance for deferred tax assets	617,259	538,531
Deferred tax assets, net of valuation allowance	(1,703,359)	(1,879,048)
Net deferred tax liabilities	$1,382,842	$1,394,505
As of September 30, 2022, the Company had $2.6 million of potential tax benefits from federal net operating loss carryforwards, which expire in 15 years, $136.0 million of potential tax benefits from state net operating loss carryforwards and $297.2 million of potential tax benefits from foreign net operating loss carryforwards, which have varying expiration dates. The Company had $6.0 million of state tax credit carryforwards and $3.1 million in foreign alternative minimum tax credit carryforwards.
The Company assesses the available positive and negative evidence to determine whether deferred tax assets are more likely than not to be realized. As a result of this assessment, valuation allowances have been recorded on certain deferred tax assets. For the fiscal year ended September 30, 2022 and 2021, the Company increased the valuation allowance on deferred tax assets by $78.7 million and $126.9 million, respectively. The increase in the valuation allowance in the fiscal year ended September 30, 2022 was primarily due to the increase in the valuation allowance against foreign net operating loss carryforwards. The increase in the valuation allowance in the fiscal year ended September 30, 2021 was primarily due to the valuation allowance established in connection with purchase accounting associated with Alliance Healthcare acquisition.
In the fiscal years ended September 30, 2022, 2021, and 2020 tax benefits of $13.4 million, $8.2 million and $3.9 million, respectively, related to the exercise of employee stock options and lapses of restricted stock units were recorded in Income Tax Expense (Benefit) in the Company's Consolidated Statements of Operations. The tax benefits recognized in the fiscal years ended September 30, 2022, 2021, and 2020 are not necessarily indicative of amounts that may arise in future periods.
Income tax payments, net of refunds, were $244.4 million, $93.5 million, and $139.4 million in the fiscal years ended September 30, 2022, 2021, and 2020, respectively.
Cumulative undistributed earnings of international subsidiaries were $3.7 billion as of September 30, 2022, $2.1 billion of which is considered permanently reinvested. It is not practicable to estimate the taxes that would be due if such earnings were to be repatriated in the future.
The Company and its subsidiaries file income tax returns in the U.S. federal jurisdiction and various states and foreign jurisdictions. The Company is currently undergoing a U.S. federal income tax audit for fiscal years 2019 and 2018 and certain state and local income tax audits for various years. With few exceptions, the Company is no longer subject to U.S. federal tax examinations for years before 2018, and state and local, or foreign income tax examinations by tax authorities for years before 2019. The Company believes it has adequate tax reserves to cover potential federal, state or foreign tax exposures.
As of September 30, 2022 and 2021, the Company had unrecognized tax benefits, defined as the aggregate tax effect of differences between tax return positions and the benefits recognized in the Company's financial statements, of $553.2 million and $522.8 million, respectively ($479.6 million and $467.9 million, net of federal tax benefit, respectively). If recognized in the fiscal years ended September 30, 2022 and 2021, $461.4 million and $449.7 million, respectively, of these benefits would have reduced income tax expense and the effective tax rate. As of September 30, 2022 and 2021, included in the unrecognized tax benefits are $26.7 million and $22.4 million of interest and penalties, respectively, which the Company records in Income Tax Expense (Benefit) in the Company's Consolidated Statements of Operations.
A reconciliation of the beginning and ending amount of unrecognized tax benefits, excluding interest and penalties, for the periods indicated is as follows:

	Fiscal Year Ended September 30,
(in thousands)	2022	2021	2020
Unrecognized tax benefits at beginning of period	$500,399	$478,351	$105,657
Additions of tax positions of the current year	21,074	20,515	385,797
Additions to tax positions of the prior years	5,073	17,022	5,599
Reductions of tax positions of the prior years	—	—	(6,480)
Expiration of statutes of limitations	(24)	(15,489)	(12,222)
Unrecognized tax benefits at end of period	$526,522	$500,399	$478,351
Included in the additions of unrecognized tax benefits in the fiscal year ended September 30, 2020 is $371.5 million for an unrecognized tax benefit related to the $6.6 billion legal accrual for litigation related to the global opioid settlement, as well as other opioid-related litigation, as disclosed in Note 13. The Company has applied significant judgment in estimating the amount of the opioid settlements that will be deductible for U.S. federal and state purposes. In estimating the amount that would be deductible, the Company considered prior U.S. tax case law, the amount and character of the damages sought in litigation, and other relevant factors. During the next 12 months, it is reasonably possible that tax audit resolutions and the expiration of statutes of limitations could result in a reduction of unrecognized tax benefits by approximately $21.2 million.
Note 5. Goodwill and Other Intangible Assets
In connection with the change in the Company's reporting structure that is discussed in Note 1, the Company reallocated goodwill among the impacted reporting units using a relative fair value approach and assessed impairment before and after goodwill was reallocated. The following is a summary of the changes in the carrying value of goodwill, by reportable segment, for the fiscal years ended September 30, 2022 and 2021:

(in thousands)	U.S. Healthcare Solutions	International Healthcare Solutions	Total
Goodwill as of September 30, 2020 (as revised)	$6,267,502	$439,217	$6,706,719
Goodwill recognized in connection with acquisitions (Note 2)	19,076	2,469,152	2,488,228
Goodwill impairment	—	(6,373)	(6,373)
Goodwill reclassified to assets held for sale (Note 2)	(27,223)	(4,680)	(31,903)
Foreign currency translation	1,019	(127,159)	(126,140)
Goodwill as of September 30, 2021 (as revised)	6,260,374	2,770,157	9,030,531
Purchase accounting adjustments	—	27,186	27,186
Goodwill recognized in connection with acquisition	26,143	—	26,143
Goodwill derecognized in connection with disposal	(1,224)	—	(1,224)
Goodwill impairment	—	(75,936)	(75,936)
Foreign currency translation	(5,053)	(497,761)	(502,814)
Goodwill as of September 30, 2022	$6,280,240	$2,223,646	$8,503,886
In connection with the Company's annual goodwill impairment test as of July 1, 2021, the Company recorded a goodwill impairment of $6.4 million in its Profarma reporting unit. The fair value of the reporting unit was determined based upon Profarma's publicly-traded stock price, plus an estimated control premium. This represents a level 2 nonrecurring fair value measurement.

As a result of a prolonged decline in Profarma’s stock price, the Company performed an impairment assessment over the Profarma reporting unit as of June 30, 2022 and recorded a goodwill impairment of $75.9 million in the fiscal year ended September 30, 2022. The Company determined the fair value of the Profarma reporting unit based upon Profarma’s publicly-traded stock price, plus an estimated control premium. This represents a level 2 nonrecurring fair value measurement.
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
The following is a summary of other intangible assets:

	September 30, 2022				September 30, 2021
(dollars in thousands)	Weighted Average Remaining Useful Life	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Indefinite-lived trade names		$667,932	$—	$667,932	$668,119	$—	$668,119
Finite-lived:
Customer relationships	15 years	4,226,547	(931,961)	3,294,586	4,838,549	(718,750)	4,119,799
Trade names and other	11 years	542,346	(172,127)	370,219	609,050	(140,041)	469,009
Total other intangible assets		$5,436,825	$(1,104,088)	$4,332,737	$6,115,718	$(858,791)	$5,256,927
The decreases in the gross amounts of finite-lived intangible assets since September 30, 2021 were primarily due to foreign currency translation.
Amortization expense for finite-lived intangible assets was $307.3 million, $178.3 million, and $110.9 million in the fiscal years ended September 30, 2022, 2021, and 2020, respectively. Amortization expense for finite-lived intangible assets is estimated to be $275.5 million in fiscal 2023, $274.3 million in fiscal 2024, $273.3 million in fiscal 2025, $268.9 million in fiscal 2026, $264.2 million in 2027, and $2,308.6 million thereafter.

Note 6. Debt
Debt consisted of the following:

	September 30,
(in thousands)	2022	2021
Revolving credit note	$—	$—
Money market facility	—	—
Receivables securitization facility due 2025	350,000	350,000
Term loan due June 2023	—	249,640
Overdraft facility due 2024 (£10,000)	—	—
Multi-currency revolving credit facility due 2027	—	—
0.737% senior notes due 2023	672,736	1,518,223
$500,000, 3.400% senior notes due 2024	499,195	498,714
$500,000, 3.250% senior notes due 2025	498,347	497,669
$750,000, 3.450% senior notes due 2027	745,622	744,781
$500,000, 2.800% senior notes due 2030	495,348	494,738
$1,000,000, 2.700% senior notes due 2031	990,480	989,366
$500,000, 4.250% senior notes due 2045	495,162	494,946
$500,000, 4.300% senior notes due 2047	493,288	493,021
Alliance Healthcare debt	336,886	235,998
Nonrecourse debt	125,769	116,828
Total debt	5,702,833	6,683,924
Less AmerisourceBergen Corporation current portion	672,736	—
Less Alliance Healthcare current portion	336,886	235,998
Less nonrecourse current portion	60,851	64,215
Total, net of current portion	$4,632,360	$6,383,711
Multi-Currency Revolving Credit Facility
The Company has a $2.4 billion multi-currency senior unsecured revolving credit facility ("Multi-Currency Revolving Credit Facility") with a syndicate of lenders, which was scheduled to expire in November 2026. In October 2022, the Company amended the Multi-currecy Revolving Credit Facility to extend the expiration to October 2027 and to make certain changes to effect a transition from the LIBOR interest rate benchmark to Term SOFR. Interest on borrowings under the Multi-Currency Revolving Credit Facility accrues at specified rates based upon the Company's debt rating and ranges from 80.5 basis points to 122.5 basis points over SOFR/EURIBOR/CDOR/RFR, as applicable (101.5 basis points over CDOR/LIBOR/EURIBOR/Bankers Acceptance Stamping Fee as of September 30, 2022) and from 0 basis points to 22.5 basis points over the alternate base rate and Canadian prime rate, as applicable. The Company pays facility fees to maintain the availability under the Multi-Currency Revolving Credit Facility at specified rates based on its debt rating, ranging from 7 basis points to 15 basis points, annually, of the total commitment (11 basis points as of September 30, 2022). The Company may choose to repay or reduce its commitments under the Multi-Currency Revolving Credit Facility at any time. The Multi-Currency Revolving Credit Facility contains covenants, including compliance with a financial leverage ratio test, as well as others that impose limitations on, among other things, indebtedness of subsidiaries and asset sales, with which the Company was compliant as of September 30, 2022.
Commercial Paper Program
The Company has a commercial paper program whereby it may from time to time issue short-term promissory notes in an aggregate amount of up to $2.4 billion at any one time. Amounts available under the program may be borrowed, repaid, and re-borrowed from time to time. The maturities on the notes will vary, but may not exceed 365 days from the date of issuance. The notes will bear interest, if interest bearing, or will be sold at a discount from their face amounts. The commercial paper program does not increase the Company's borrowing capacity as it is fully backed by the Company's Multi-Currency Revolving Credit Facility. There were no borrowings outstanding under the commercial paper program as of September 30, 2022 and 2021.

Receivables Securitization Facility
The Company has a $1,450 million receivables securitization facility ("Receivables Securitization Facility"), which was scheduled to expire in November 2024. In October 2022, the Company amended the Receivables Securitization Facility (the “Receivables Amendment”) to extend the expiration for an additional one year to October 2025. In addition, the Receivables Amendment made certain changes to (i) substitute Term SOFR for LIBOR as a benchmark and establish procedures to choose a new benchmark if Term SOFR becomes unavailable, (ii) provide for the return of erroneous payments, if any, by purchasers, (iii) update provisions regarding compliance with sanctions and anti-money laundering laws, and (iv) implement certain other technical amendments. The Company has available to it an accordion feature whereby the commitment on the Receivables Securitization Facility may be increased by up to $250 million, subject to lender approval, for seasonal needs during the December and March quarters. Interest rates are based on prevailing market rates for short-term commercial paper or 30-day Term SOFR, plus a program fee. The Company pays a customary unused fee at prevailing market rates, annually, to maintain the availability under the Receivables Securitization Facility.
In connection with the Receivables Securitization Facility, AmerisourceBergen Drug Corporation and a specialty distribution subsidiary sell on a revolving basis certain accounts receivable to Amerisource Receivables Financial Corporation, a wholly-owned special purpose entity, which in turn sells a percentage ownership interest in the receivables to financial institutions and commercial paper conduits sponsored by financial institutions. AmerisourceBergen Drug Corporation is the servicer of the accounts receivable under the Receivables Securitization Facility. As sold receivables are collected, additional receivables may be sold up to the maximum amount available under the facility. The facility is a financing vehicle utilized by the Company because it generally offers an attractive interest rate relative to other financing sources. The Company securitizes its trade accounts, which are generally non-interest bearing, in transactions that are accounted for as borrowings. The Receivables Securitization Facility contains similar covenants to the Multi-Currency Revolving Credit Facility, with which the Company was compliant as of September 30, 2022.
Revolving Credit Note, Overdraft Facility, and Money Market Facility
The Company has an uncommitted, unsecured line of credit available to it pursuant to a revolving credit note ("Revolving Credit Note"). The Revolving Credit Note provides the Company with the ability to request short-term unsecured revolving credit loans from time to time in a principal amount not to exceed $75 million. The Revolving Credit Note may be decreased or terminated by the bank or the Company at any time without prior notice. The Company also has an uncommitted U.K. overdraft facility ("Overdraft Facility") to fund short-term normal trading cycle fluctuations related to its MWI Animal Health business. In February 2021, the Company extended the Overdraft Facility to February 2024 and reduced the borrowing capacity from £30 million to £10 million. The Company has an uncommitted, unsecured line of credit available to it pursuant to a money market credit agreement ("Money Market Facility"). The Money Market Facility provides the Company with the ability to request short-term unsecured revolving credit loans from time to time in a principal amount not to exceed $100 million. The Money Market Facility may be decreased or terminated by the bank or the Company at any time without prior notice.
Term Loans
The Company's $400 million October 2018 Term Loan matured and was repaid in October 2020.
In February 2021, the Company entered into a $1.0 billion variable-rate term loan (“February 2021 Term Loan”), which was available to be drawn on the closing date of the acquisition of Alliance Healthcare. In April 2021, the Company reduced its commitment under the February 2021 Term Loan to $500 million. In June 2021, the Company borrowed $500 million under the February 2021 Term Loan to finance a portion of the June 2021 Alliance Healthcare acquisition. The Company elected to make principal payments of $250 million in September 2021 and again in March 2022 to repay the loan that was scheduled to mature in 2023.
Senior Notes
In May 2020, the Company issued $500 million of 2.80% senior notes due May 15, 2030 (the "2030 Notes"). The 2030 Notes were sold at 99.71% of the principal amount and have an effective yield of 2.81%. Interest on the 2030 Notes is payable semi-annually in arrears, commencing on November 15, 2020. The 2030 Notes rank pari passu to the Company's other senior notes, the Multi-Currency Revolving Credit Facility, the Revolving Credit Note, the Overdraft Facility, and the Money Market Facility.
The Company used the proceeds from the 2030 Notes to finance the early retirement of the $500 million of 3.50% senior notes that were due in 2021 and made a $21.4 million prepayment premium in connection with this early retirement.

In March 2021, the Company issued $1,525 million of 0.737% senior notes due March 15, 2023 (the "2023 Notes"). The 2023 Notes were sold at 100.00% of the principal amount. Interest on the 2023 Notes is payable semi-annually in arrears, commencing on September 15, 2021. In March 2021, the Company issued $1,000 million of 2.700% senior notes due March 15, 2031 (the "2031 Notes"). The 2031 Notes were sold at 99.79% of the principal amount and have an effective yield of 2.706%. Interest on the 2031 Notes is payable semi-annually in arrears and commenced on September 15, 2021. The 2023 Notes and 2031 Notes rank pari passu to the Company's other senior notes, the Multi-Currency Revolving Credit Facility, the Revolving Credit Note, the Overdraft Facility, and the Money Market Facility. The Company used the proceeds from the 2023 Notes and the 2031 Notes to finance a portion of the June 2021 Alliance Healthcare acquisition.
In the fiscal year ended September 30, 2022, the Company elected to repay $850 million of 2023 Notes due in March 2023.
The senior notes discussed above and also illustrated in the above debt table are collectively referred to as the "Notes." Interest on the Notes is payable semiannually in arrears. Most of the Notes were sold at small discounts to the principal amounts and, therefore, have effective yields that are greater than the stated interest rates in the table above. Costs incurred in connection with the issuance of the Notes were deferred and are being amortized over the terms of the Notes. The indentures governing the Notes contain restrictions and covenants, which include limitations on additional indebtedness; distributions to stockholders; the repurchase of stock and the making of other restricted payments; issuance of preferred stock; creation of certain liens; transactions with subsidiaries and other affiliates; and certain corporate acts such as mergers, consolidations, and the sale of substantially all assets. An additional covenant requires compliance with a financial leverage ratio test. The Company was compliant with all covenants as of September 30, 2022.
Alliance Healthcare Debt
Alliance Healthcare debt is comprised of uncommitted revolving credit facilities in various currencies with various rates. A majority of the outstanding borrowings were held in Egypt (which is 50% owned) as of September 30, 2022 and 2021. These facilities are used to fund its working capital needs.
Nonrecourse Debt
    Nonrecourse debt is comprised of short-term and long-term debt belonging to the Brazil subsidiaries and is repaid solely from the Brazil subsidiaries' cash flows and such debt agreements provide that the repayment of the loans (and interest thereon) is secured solely by the capital stock, physical assets, contracts, and cash flows of the Brazil subsidiaries.
Other Information
Scheduled future principal payments of debt are $1,071.8 million in fiscal 2023, $526.3 million in fiscal 2024, $873.2 million in fiscal 2025, $12.1 million in fiscal 2026, $2.7 million in fiscal 2027, and $3,252.6 million thereafter.
Interest paid on the above indebtedness during the fiscal years ended September 30, 2022, 2021, and 2020 was $219.8 million, $170.9 million, and $150.7 million, respectively.
Total amortization of financing fees and the accretion of original issue discounts, which are recorded as components of Interest Expense, Net on the Consolidated Statements of Operations, were $11.9 million, $9.7 million, and $6.4 million, for the fiscal years ended September 30, 2022, 2021, and 2020, respectively.
Note 7. Stockholders' Equity and Weighted Average Common Shares Outstanding
The authorized capital stock of the Company consists of 600,000,000 shares of common stock, par value $0.01 per share (the "common stock"), and 10,000,000 shares of preferred stock, par value $0.01 per share (the "preferred stock").
The holders of the Company's common stock are entitled to one vote per share and have the exclusive right to vote for the board of directors and for all other purposes as provided by law. Subject to the rights of holders of the Company's preferred stock, holders of common stock are entitled to receive ratably on a per share basis such dividends and other distributions in cash, stock, or property of the Company as may be declared by the board of directors from time to time out of the legally available assets or funds of the Company. The opioid litigation accrual discussed in Note 13 has not and is not expected to impact the Company's ability to pay dividends.

The following illustrates the components of Accumulated Other Comprehensive Loss, net of income taxes:

	September 30,
(in thousands)	2022	2021
Pension and postretirement adjustments	$(9,038)	$(5,750)
Foreign currency translation	(1,820,292)	(439,692)
Other	(1,640)	—
Total accumulated other comprehensive loss	$(1,830,970)	$(445,442)
The increase in total accumulated other comprehensive loss from foreign currency translation primarily relates to the translation of the Company's Alliance Healthcare business' goodwill and intangible assets balances.
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
In May 2020, the Company's board of directors authorized a share repurchase program allowing the Company to purchase up to $500 million of its outstanding shares of common stock, subject to market conditions. During the fiscal year ended September 30, 2021, the Company purchased 0.3 million shares of its common stock for $26.6 million. During the fiscal year ended September 30, 2022, the Company purchased 3.3 million shares of its common stock for $473.4 million to complete its authorization under this program.
In May 2022, the Company's board of directors authorized a new share repurchase program allowing the Company to purchase up to $1.0 billion of its outstanding shares of common stock, subject to market conditions. During the fiscal year ended September 30, 2022, the Company purchased 0.3 million shares of its common stock for a total of $38.7 million, which included $28.4 million of September 2022 purchases that cash settled in October 2022. As of September 30, 2022, the Company had $961.3 million of availability remaining under this program. In October 2022, under this program, the Company purchased 0.6 million shares of its common stock for $78.8 million. In November 2022, under this program, the Company purchased 3.2 million shares of its common stock from WBA for $500.0 million.
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
The following illustrates the components of diluted weighted average shares outstanding:

	Fiscal Year Ended September 30,
(in thousands)	2022	2021	2020
Weighted average common shares outstanding - basic	208,472	205,919	204,783
Effect of dilutive securities - stock options and restricted stock units	2,738	2,546	—
Weighted average common shares outstanding - diluted	211,210	208,465	204,783
The potentially dilutive stock options and restricted stock units that were antidilutive were 0.1 million for the fiscal years ended September 30, 2022 and 2021 and 4.2 million for the fiscal year ended September 30, 2020.

Note 8. Related Party Transactions
WBA continues to own more than 10% of the Company's outstanding common stock and is, therefore, considered a related party. The Company operates under various agreements and arrangements with WBA, including a pharmaceutical distribution agreement pursuant to which the Company distributes pharmaceutical products to WBA and an agreement that provides the Company the ability to access favorable economic pricing and generic products through a generic purchasing services arrangement with Walgreens Boots Alliance Development GmbH (both through 2029) as well as a distribution agreement pursuant to which it will supplies branded and generic pharmaceutical products to WBA’s Boots UK Ltd. subsidiary (through 2031).
Revenue from the various agreements and arrangements with WBA was $64.1 billion, $65.5 billion, and $63.1 billion in the fiscal years ended September 30, 2022, 2021, and 2020, respectively. The Company's receivable from WBA, net of incentives, was $7.0 billion as of September 30, 2022 and 2021.
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
Retirement Benefit Plans
The Company sponsors the AmerisourceBergen Employee Investment Plan (the "Plan"), which is a defined contribution 401(k) plan covering salaried and certain hourly employees. Eligible participants may contribute to the plan from 1% to 50% of their regular compensation before taxes. The Company contributes $1.00 for each $1.00 invested by the participant up to the first 3% of the participant's salary and $0.50 for each additional $1.00 invested by the participant of up to an additional 2% of salary. An additional discretionary contribution, in an amount not to exceed the limits established by the Internal Revenue Code ("IRC"), may also be made depending upon the Company's performance. Based on the Company's performance in fiscal 2022, 2021, and 2020, the Company recognized expenses for discretionary contributions to the Plan in the fiscal years ended September 30, 2022, 2021, and 2020. All contributions are invested at the direction of the employee in one or more funds. All contributions vest immediately except for the discretionary contributions made by the Company, which vest in full after five years of credited service.
The Company's international businesses sponsor various country-specific retirement plans.
Costs of above retirement benefit plans charged to expense for the fiscal years ended September 30, 2022, 2021, and 2020 were $90.1 million, $62.3 million, and $45.9 million, respectively.
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
Deferred Compensation Plan
The Company sponsors the AmerisourceBergen Corporation 2001 Deferred Compensation Plan. This unfunded plan allows eligible officers, directors, and key management employees to defer a portion of their annual compensation. The amount deferred may be allocated by the employee among a selection of mutual funds. The Company's liability relating to its deferred compensation plan as of September 30, 2022 and 2021 was $31.7 million and $38.1 million, respectively.

Note 10. Share-Based Compensation
The Company's stockholders approved the AmerisourceBergen Corporation 2022 Omnibus Incentive Plan (the "2022 Plan"). As of September 30, 2022, there were 25.4 million shares available to be granted for employee and non-employee director stock restricted stock units, performance stock units, and stock options under the 2022 Plan.
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
The Company did not grant any stock options to employees in fiscal 2022 and 2021, and it does not expect to grant any stock options in fiscal 2023. The weighted average fair values of the options granted during the fiscal year ended September 30, 2020 was $16.61. The following weighted average assumptions were used to estimate the fair values of options granted:

2020
Risk-free interest rate	1.66%
Expected dividend yield	1.86%
Volatility of common stock	28.17%
Expected life of the options	3.79 years
During the fiscal years ended September 30, 2022, 2021, and 2020, the Company recognized stock option expense of $2.2 million, $4.6 million and $13.0 million, respectively.
A summary of the Company's stock option activity and related information for its option plans for the fiscal year ended September 30, 2022 is presented below:

(in thousands, except exercise price and contractual term)	Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value
Outstanding as of September 30, 2021	3,138	$84	3 years	$109,772
Exercised	(1,189)	$86
Forfeited	(17)	$89
Outstanding as of September 30, 2022	1,932	$83	3 years	$100,496
Exercisable as of September 30, 2022	1,521	$82	2 years	$81,000
Expected to vest after September 30, 2022	407	$88	4 years	$19,283
The intrinsic value of stock options exercised during the fiscal years ended September 30, 2022, 2021, and 2020 was $60.3 million, $58.7 million, and $42.6 million, respectively.

A summary of the status of the Company's nonvested options as of September 30, 2022 and changes during the fiscal year ended September 30, 2022 is presented below:

(in thousands, except grant date fair value)	Options	Weighted Average Grant Date Fair Value
Nonvested as of September 30, 2021	1,046	$17
Vested	(617)	$16
Forfeited	(17)	$18
Nonvested as of September 30, 2022	412	$18
During the fiscal years ended September 30, 2022, 2021, and 2020, the total fair values of options vested were $10.0 million, $15.5 million, and $21.3 million, respectively. Expected future compensation expense relating to the 0.4 million nonvested options outstanding as of September 30, 2022 is $0.4 million, which will be recognized through November 2023.
Restricted Stock Units
Restricted stock units granted prior to fiscal 2021 vest in full after three years. The majority of the restricted stock units granted beginning in fiscal 2021 and thereafter vest ratably over a three-year period. The estimated fair value of restricted stock units under the Company's restricted stock unit plans is determined by the product of the number of shares granted and the closing grant date market price of the Company's common stock. The estimated fair value of restricted stock units is expensed on a straight-line basis over the requisite service period, net of estimated forfeitures. During the fiscal years ended September 30, 2022, 2021, and 2020, the Company recognized restricted stock unit expense of $71.3 million, $55.8 million, and $39.8 million, respectively.
A summary of the status of the Company's nonvested restricted stock units as of September 30, 2022 and changes during the fiscal year ended September 30, 2022 are presented below:

(in thousands, except grant date fair value)	Restricted Stock Units	Weighted Average Grant Date Fair Value
Nonvested as of September 30, 2021	1,838	$98
Granted	726	$127
Vested	(592)	$98
Forfeited	(166)	$106
Nonvested as of September 30, 2022	1,806	$108
During the fiscal years ended September 30, 2022, 2021, and 2020, the total fair values of restricted stock units vested were $58.1 million, $31.1 million, and $26.4 million, respectively. Expected future compensation expense relating to the 1.8 million restricted stock units outstanding as of September 30, 2022 is $71.2 million, which will be recognized over a weighted average period of 1.1 years.
Performance Stock Units
Performance stock units are granted to certain executive employees under the Plan and represent common stock potentially issuable in the future. Performance stock units vest at the end of a three-year performance period based upon achievement of specific performance goals. Based upon the extent to which the targets are achieved, vested shares may range from 0% to 200% of the target award amount. The fair value of performance stock units is determined by the grant date market price of the Company's common stock. Compensation expense associated with nonvested performance stock units is recognized over the requisite service period and is dependent on the Company's periodic assessment of the probability of the targets being achieved and its estimate of the number of shares that will ultimately be issued. During the fiscal years ended September 30, 2022, 2021, and 2020, the Company recognized performance stock expense of $19.7 million, $38.9 million, and $21.5 million, respectively.

A summary of the status of the Company's nonvested performance stock units as of September 30, 2022 and changes during the fiscal year ended September 30, 2022 is presented below (based upon target award amounts).

(in thousands, except grant date fair value)	Performance Stock Units	Weighted Average Grant Date Fair Value
Nonvested as of September 30, 2021	296	$98
Granted	131	$126
Vested	(148)	$86
Forfeited	(2)	$117
Nonvested as of September 30, 2022	277	$117
Shares that vested over the three-year performance period ended September 30, 2022 were distributed to employees in November 2022.
Note 11. Leases
The Company has long-term leases for facilities and equipment. In the normal course of business, leases are generally renewed or replaced by other leases. Certain leases include escalation clauses.
The following illustrates the components of lease cost for the periods presented:

	Fiscal Year Ended September 30,
(in thousands)	2022	2021	2020
Operating lease cost	$220,935	$161,054	$118,144
Short-term lease cost	11,257	5,901	4,632
Variable lease cost	25,108	14,208	17,814
Total lease cost	$257,300	$181,163	$140,590
The following summarizes balance sheet information related to operating leases:

	September 30,
(in thousands, except for lease term and discount rate)	2022	2021
Right of use assets
Other assets	$944,974	$1,067,175

Lease liabilities
Accrued expenses and other	$158,184	$175,352
Other long-term liabilities	864,288	946,155
Total lease liabilities	$1,022,472	$1,121,507

Weighted-average remaining lease term	8.37 years	8.75 years
Weighted-average discount rate	3.22%	2.86%

Other cash flow information related to operating leases is as follows:

	Fiscal Year Ended September 30,
(in thousands)	2022	2021	2020
Cash paid for amounts included in the measurement of lease liabilities
Operating lease cash payments	$214,793	$148,385	$115,028

Right-of-use assets obtained in exchange for lease liabilities
New operating leases	$179,214	$770,858	$61,779
Leases recognized upon adoption of ASC 842	$—	$—	$526,281
Future minimum rental payments under noncancellable operating leases were as follows:

Payments Due by Fiscal Year (in thousands)	As of September 30, 2022
2023	$192,031
2024	176,635
2025	156,578
2026	136,788
2027	120,302
Thereafter	456,276
Total future undiscounted lease payments	1,238,610
Less: Future payments for leases that have not yet commenced [1]	(19,141)
Less: Imputed interest	(196,997)
Total lease liabilities	$1,022,472

[1] The Company has certain leases that it has executed of which it does not control the underlying assets; therefore, liabilities and ROU assets related to these leases were not recorded on the Company's Consolidated Balance Sheet as of September 30, 2022.

Note 12. Acquisition, Integration, and Restructuring Expenses
The following illustrates the expenses incurred by the Company relating to Acquisition, Integration, and Restructuring Expenses for the periods indicated:

	Fiscal Year Ended September 30,
(in thousands)	2022	2021	2020
Acquisition-related deal and integration	$119,561	$116,969	$15,958
Employee severance	12,681	13,705	34,401
Business transformation efforts	27,990	36,255	37,961
Other restructuring initiatives	22,827	32,359	(3,359)
Total	$183,059	$199,288	$84,961
Acquisition-related deal and integration expenses in the fiscal year ended September 30, 2022 primarily related to costs associated with the integration of Alliance Healthcare. Acquisition-related deal and integration expenses in the fiscal year ended September 30, 2021 primarily related to the June 2021 acquisition of Alliance Healthcare.
Employee severance in the fiscal year ended September 30, 2022 included costs primarily related to restructuring activities within certain businesses in the U.S. Healthcare Solutions reportable segment. Employee severance in the fiscal year ended September 30, 2021 included costs primarily related to restructuring activities primarily within one business unit in the International Healthcare Solutions reportable segment. Employee severance in the fiscal year ended September 30, 2020 included costs primarily related to position eliminations resulting from the Company's decision to permanently exit the PharMEDium compounding business.

Business transformation efforts in the fiscal years ended September 30, 2022, 2021, and 2020 were primarily related to costs associated with reorganizing the Company to further align the organization to its customers' needs. The majority of these costs were related to services provided by third-party consultants, including certain technology initiatives.
Other restructuring initiatives in the fiscal year ended September 30, 2022 and 2021 primarily related to the write down and disposal of assets, respectively, related to the Company's office optimization plan. Other restructuring initiatives in the fiscal year ended September 30, 2020 included a $19.1 million gain on the sale of property.
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
For those matters for which the Company has not recognized a liability, the Company cannot predict the outcome of their impact on the Company as uncertainty remains with regard to whether such matters will proceed to trial, whether settlements will be reached, and the amount and terms of any such settlements. Outcomes may include settlements in significant amounts that are not currently estimable, limitations on the Company’s conduct, the imposition of corporate integrity agreement obligations, consent decrees, and/or other civil and criminal penalties. From time to time, the Company is also involved in disputes with its customers, which the Company generally seeks to resolve through commercial negotiations. If negotiations are unsuccessful, the parties may litigate the dispute or otherwise attempt to settle the matter.
With respect to the specific legal proceedings and claims described below, unless otherwise noted, the amount or range of possible losses is not reasonably estimable. There can be no assurance that the settlement, resolution, or other outcome of one or more matters, including the matters set forth below, during any subsequent reporting period will not have a material adverse effect on the Company’s results of operations or cash flows for that period or on the Company's financial condition.
Opioid Lawsuits and Investigations
A significant number of counties, municipalities, and other governmental entities in a majority of U.S. states and Puerto Rico, as well as numerous states and tribes, filed lawsuits in various federal, state and other courts against pharmaceutical wholesale distributors (including the Company and certain subsidiaries, such as AmerisourceBergen Drug Corporation (“ABDC”) and H.D. Smith), pharmaceutical manufacturers, retail pharmacy chains, medical practices, and physicians relating to the distribution of prescription opioid pain medications.
An initial group of cases was consolidated for Multidistrict Litigation (“MDL”) proceedings before the United States District Court for the Northern District of Ohio (the “Court”) in December 2017. In April 2018, the Court issued an order creating a litigation track, which included dispositive motion practice, discovery, and trials in certain bellwether jurisdictions. In November 2019 and January 2020, the Court filed Suggestions of Remand with the Judicial Panel on Multidistrict Litigation that identified four cases filed against the Company for potential transfer from the MDL back to federal courts in California, Oklahoma, and West Virginia for the completion of discovery, motion practice, and trial. All four cases were remanded to those federal district courts. Trial in the two consolidated cases in West Virginia commenced in May 2021 and concluded in July 2021. On July 4, 2022, the court entered judgment in favor of the defendants, including the Company. The plaintiffs filed an appeal of the court’s decision on August 2, 2022. The Oklahoma case, in which the plaintiff was the Cherokee Nation, was resolved through a settlement with the Cherokee Nation, as announced on September 28, 2021. The California case, in which the plaintiff was the City and County of San Francisco, was resolved pursuant to the comprehensive settlement described below, and all claims against the Company have been dismissed in both cases.
On July 21, 2021, the Company announced that it and the two other national pharmaceutical distributors had negotiated a comprehensive settlement agreement that, if all conditions were satisfied, would result in the resolution of a substantial majority of opioid lawsuits filed by state and local governmental entities. The comprehensive settlement agreement became effective on April 2, 2022 and as of September 30, 2022, it included 48 of 49 eligible states (the “Settling States”) as well as 99% by population of the eligible political subdivisions in the Settling States. Pursuant to the comprehensive settlement agreement and related agreements with Settling States, the Company will pay up to approximately $6.4 billion over 18 years and comply with other requirements, including establishment of a clearinghouse that will consolidate data from all three national distributors. The exact payment amount will depend on several factors, including the extent to which states take action to foreclose opioid lawsuits by subdivisions (e.g., laws barring opioid lawsuits by subdivisions). West Virginia and its subdivisions and Native American tribes are not a part of the comprehensive settlement agreement and the Company has reached separate agreements with these groups.
On July 22, 2022, the State of Alabama sought and was subsequently granted leave to amend its complaint in a pending state court action against another distributor in order to add the Company as a party. The amended Complaint was filed on July 25, 2022.
The Company recorded accruals related to opioid litigation of $36.6 million, $147.7 million, and $6.6 billion in the fiscal years ended September 30, 2022, 2021, and 2020 in Litigation and Opioid-Related Expenses in its Consolidated Statements of Operations. The Company’s accrued litigation liability related to the comprehensive settlement, including an estimate for the State of Alabama (with whom the Company has not reached a settlement agreement), as well as other opioid-related litigation for which it has reached settlement agreements, as described above, was $6.0 billion as of September 30, 2022 and $6.7 billion as of September 30, 2021. The Company currently estimates that $528.7 million will be paid prior to September 30, 2023, which is recorded in Accrued Expenses and Other on the Company’s Consolidated Balance Sheet. The remaining long-term liability of $5.5 billion is recorded in Accrued Litigation Liability on the Company’s Consolidated Balance Sheet. While the Company has accrued its estimated liability for opioid litigation, it is unable to estimate the range of possible loss associated with the matters that are not included in the settlement accrual. Because loss contingencies are inherently unpredictable and unfavorable developments or resolutions can occur, the assessment is highly subjective and requires judgments about future events. The Company regularly reviews opioid litigation matters to determine whether its accrual is adequate. The amount of ultimate loss may differ materially from the amount accrued to date. Until such time as otherwise resolved, the Company will continue to litigate and prepare for trial and to vigorously defend itself in all such matters. Since these matters are still developing, the Company is unable to predict the outcome, but the result of these lawsuits could include excessive monetary verdicts and/or injunctive relief that may affect the Company’s operations.
Other lawsuits regarding the distribution of prescription opioid pain medications have been filed by: third-party payors and similar entities; hospitals; hospital groups; and individuals, including cases styled as putative class actions. These lawsuits, which have been and continue to be filed in federal, state, and other courts, generally allege violations of controlled substance laws and various other statutes as well as common law claims, including negligence, public nuisance, and unjust enrichment, and seek equitable relief and monetary damages. Motion practice and active discovery are ongoing in many of these cases. Ongoing and additional litigation is anticipated in cases filed by subdivisions that are not participating in the global settlement agreement, as well as in cases filed by non-governmental or non-political entities, including hospitals, third-party payors, and individuals, among others. Certain cases related to opioids filed in various state courts have trial dates scheduled in January 2023 and later, although all such dates are subject to change. The Company is vigorously defending itself in the pending lawsuits and intends to vigorously defend itself against any threatened lawsuits or enforcement proceedings.
Since July 2017, the Company has received subpoenas from several U.S. Attorney’s Offices, including grand jury subpoenas from the U.S. Attorney’s Office for the District of New Jersey (“USAO-NJ”) and the U.S. Attorney’s Office for the Eastern District of New York (“USAO-EDNY”). Those subpoenas request the production of a broad range of documents pertaining to the Company’s distribution of controlled substances through its various subsidiaries, including ABDC, and its diversion control programs. The Company has produced documents in response to the subpoenas and continues to engage in discussions with the various U.S. Attorney’s Offices, including the Health Care and Government Fraud Unit of the Criminal Division of the USAO-NJ, the U.S. Department of Justice Consumer Protection Branch and the U.S. Drug Enforcement Administration, in an attempt to resolve these matters.
Shareholder Securities Litigation
On October 11, 2019, Teamsters Local 443 Health Services & Insurance Plan, St. Paul Electrical Construction Pension Plan, St. Paul Electrical Construction Workers Supplemental Pension Plan (2014 Restatement), Retirement Medical Funding Plan for the St. Paul Electrical Workers, and San Antonio Fire & Police Pension Fund filed a complaint for a purported derivative action in the Delaware Court of Chancery against the Company and certain of its current and former officers and directors (collectively, “Defendants”). The complaint alleges that the Defendants breached their fiduciary duties by failing to oversee the compliance by certain of the Company’s subsidiaries (including the Company’s former subsidiary Medical Initiatives, Inc. (“MII”)) with federal regulations, allegedly resulting in the payment of fines and penalties in connection with the settlements with the USAO-EDNY in fiscal 2017 and 2018 that resolved claims arising from MII’s pre-filled syringe program. In December 2019, Defendants filed a motion to dismiss the complaint. After briefing and oral argument, on August 24, 2020 the Delaware Court of Chancery denied Defendants’ motion to dismiss. On September 24, 2020, the Board of Directors of the Company established a Special Litigation Committee to conduct an investigation concerning the plaintiffs’ allegations, and on November 10, 2020, the Delaware Court of Chancery granted the Special Litigation Committee’s motion to stay the litigation pending its investigation. On September 22, 2021, the Special Litigation Committee filed its report under seal and moved to dismiss the case. The Special Litigation Committee’s motion to dismiss the case is pending.

On July 17, 2020, CCAR Investments, Inc. filed a complaint for a purported derivative action in the United States District Court for the District of Delaware against the Company and certain of its current and former officers and directors (“CCAR Defendants”). The complaint allegedclaims for breach of fiduciary duty, corporate waste and unjust enrichment allegedly arising from the Board's oversight of the Company’s controlled substance diversion control programs and violation of Section 14(a) of the Securities Exchange Act of 1934, as amended (the "Exchange Act"). On August 14, 2020, the CCAR Defendants answered the complaint and filed a motion for judgment on the pleadings. On October 29, 2020 the parties filed a stipulation permitting CCAR Investments, Inc. to file an amended complaint on or before November 20, 2020. On December 4, 2020, the parties filed a stipulation tolling the deadline for CCAR Investments, Inc. to file an amended complaint pending the Company’s production of certain documents to CCAR Investments, Inc. The Company’s production was completed on January 29, 2021. On May 2, 2022, the Court entered a stipulation that the case will be dismissed without prejudice upon the Company providing notice to stockholders through the filing of a Current Report on Form 8-K and subsequent notification to the Court of such filing. On May 6, 2022, the Company provided notice to stockholders through the filing of a Current Report on Form 8-K that the case would be dismissed and gave notice to the Court of the Form 8-K filing.
On December 30, 2021, Lebanon County Employees’ Retirement Fund and Teamsters Local 443 Health Services & Insurance Plan filed a complaint for a purported derivative action in the Delaware Court of Chancery against the Company and certain of its current officers and directors. The complaint alleges claims for breach of fiduciary duty allegedly arising from the Board’s and certain officers’ oversight of the Company’s controlled substance diversion control programs. The defendants moved to dismiss the complaint on March 29, 2022. The motion is pending.
Subpoenas, Ongoing Investigations, and Other Contingencies
From time to time, the Company receives subpoenas or requests for information from various government agencies relating to the Company’s business or to the business of a customer, supplier, or other industry participant. The Company’s responses often require time and effort and can result in considerable costs being incurred. Most of these matters are resolved without incident; however, such subpoenas or requests can lead to the assertion of claims or the commencement of civil or criminal legal proceedings against the Company and other members of the healthcare industry, as well as to substantial settlements.
In January 2017, U.S. Bioservices Corporation (“U.S. Bio”), a former subsidiary of the Company, received a subpoena for information from the USAO-EDNY relating to its activities in connection with billing for products and making returns of potential overpayments to government payers. A filed qui tam complaint related to the investigation was unsealed in April 2019 and the relator filed an amended complaint under seal in the U.S. District Court for the Eastern District of New York. In December 2019, the government filed a notice that it was declining to intervene. The court ordered that the relator’s complaint against the Company and other defendants, including AmerisourceBergen Specialty Group, LLC, be unsealed. The relator’s complaint alleged violations of the federal False Claims Act and the false claims acts of various states. The relator filed a second amended complaint, removing one state false claims act count. The Company filed a motion to dismiss the second amended complaint and all briefing on the motion was filed with the court on October 9, 2020.
In December 2019, Reliable Pharmacy, together with other retail pharmacies and North Sunflower Medical Center, filed a civil antitrust complaint against multiple generic drug manufacturers, and also included claims against ABDC and H.D. Smith (collectively, the “Company” for this matter description), and other drug distributors and industry participants. The case is filed as a putative class action and plaintiffs purport to represent a class of drug purchasers including other retail pharmacies and healthcare providers. The case has been consolidated for multidistrict litigation proceedings before the United States District Court for the Eastern District of Pennsylvania. The complaint alleges that the Company and others in the industry participated in a conspiracy to fix prices, allocate markets and rig bids regarding generic drugs. In March 2020, the plaintiffs filed a further amended complaint. On July 15, 2020, the Company and other industry participants filed a motion to dismiss the complaint. On May 25, 2022, the Court granted the motion to dismiss without prejudice. On July 1, 2022, the plaintiffs filed an amended complaint, again including claims against the Company and other drug distributors and industry participants. On August 21, 2022, the Company and other industry participants filed a motion to dismiss the amended complaint.
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

Note 14. Litigation Settlements
Antitrust Settlements
Numerous lawsuits have been filed against certain brand pharmaceutical manufacturers alleging that the manufacturer, by itself or in concert with others, took improper actions to delay or prevent generic drugs from entering the market. These lawsuits are generally brought as class actions. The Company has not been a named a plaintiff in any of these lawsuits, but has been a member of the direct purchasers’ class (i.e., those purchasers who purchase directly from these pharmaceutical manufacturers). None of the lawsuits has gone to trial, but some have settled in the past with the Company receiving proceeds from the settlement funds. During the fiscal years ended September 30, 2022, 2021, and 2020, the Company recognized gains relating to these lawsuits of $1.8 million, $168.8 million, and $9.1 million, respectively. These gains, which are net of attorney fees and estimated payments due to other parties, were recorded as reductions to cost of goods sold in the Company’s Consolidated Statements of Operations.
Note 15. Business Segment Information
The Company is organized geographically based upon the products and services it provides to its customers. The Company’s reporting structure is comprised of two reportable segments: U.S. Healthcare Solutions and International Healthcare Solutions. U.S. Healthcare Solutions consists of the legacy Pharmaceutical Distribution Services reportable segment (excluding Profarma), MWI Animal Health, Xcenda, Lash Group, and ICS 3PL. International Healthcare Solutions consists of Alliance Healthcare, World Courier, Innomar, Profarma, and Profarma Specialty (until it was divested in June 2022). Profarma had previously been included in the Pharmaceutical Distribution Services reportable segment. The Company's previously reported segment results have been revised to conform to its realigned reporting structure.
The chief operating decision maker ("CODM") of the Company is the Chairman, President & Chief Executive Officer of the Company, whose function is to allocate resources to, and assess the performance of, the Company's operating segments. The CODM does not review assets by operating segment for the purpose of assessing performance or allocating resources.
The U.S. Healthcare Solutions reportable segment distributes a comprehensive offering of brand-name, specialty brand-name and generic pharmaceuticals, over-the-counter healthcare products, home healthcare supplies and equipment, and related services to a wide variety of healthcare providers, including acute care hospitals and health systems, independent and chain retail pharmacies, mail order pharmacies, medical clinics, long-term care and alternate site pharmacies, and other customers. The U.S. Healthcare Solutions reportable segment also provides pharmaceutical distribution (including plasma and other blood products, injectable pharmaceuticals, vaccines, and other specialty pharmaceutical products) and additional services to physicians who specialize in a variety of disease states, especially oncology, and to other healthcare providers, including hospitals and dialysis clinics. Additionally, the U.S. Healthcare Solutions reportable segment provides data analytics, outcomes research, and additional services for biotechnology and pharmaceutical manufacturers. The U.S. Healthcare Solutions reportable segment also provides pharmacy management, staffing and additional consulting services, and supply management software to a variety of retail and institutional healthcare providers. It also provides a full suite of integrated manufacturer services that ranges from clinical trial support to product post-approval and commercialization support. Additionally, it delivers packaging solutions to institutional and retail healthcare providers. Through its animal health business, the U.S. Healthcare Solutions reportable segment sells pharmaceuticals, vaccines, parasiticides, diagnostics, micro feed ingredients, and various other products to customers in both the companion animal and production animal markets. It also offers demand-creating sales force services to manufacturers.
The International Healthcare Solutions reportable segment consists of businesses that focus on international pharmaceutical wholesale and related service operations and global commercialization services. The International Healthcare Solutions reportable segment distributes pharmaceuticals, other healthcare products, and related services to healthcare providers, including pharmacies, doctors, health centers and hospitals primarily in Europe. It also is a leading global specialty transportation and logistics provider for the biopharmaceutical industry. In Canada, the business drives innovative partnerships with manufacturers, providers, and pharmacies to improve product access and efficiency throughout the healthcare supply chain.

The following illustrates reportable and operating segment disaggregated revenue as required by ASC 606, "Revenue from Contracts with Customers," for the periods indicated:

	Fiscal Year Ended September 30,
(in thousands)	2022	2021	2020
U.S. Healthcare Solutions
Human Health	$207,284,444	$197,777,128	$182,171,487
Animal Health	4,815,758	4,684,417	4,216,462
Total U.S. Healthcare Solutions	212,100,202	202,461,545	186,387,949
International Healthcare Solutions
Alliance Healthcare	21,890,402	7,373,365	—
Other Healthcare Solutions	4,601,271	4,156,264	3,508,106
Total International Healthcare Solutions	26,491,673	11,529,629	3,508,106
Intersegment eliminations	(4,869)	(2,331)	(2,129)
Revenue	$238,587,006	$213,988,843	$189,893,926
The following illustrates reportable segment operating income information for the periods indicated:

	Fiscal Year Ended September 30,
(in thousands)	2022	2021	2020
U.S. Healthcare Solutions	$2,456,972	$2,257,918	$2,020,067
International Healthcare Solutions	706,458	390,286	184,380
Total segment operating income	$3,163,430	$2,648,204	$2,204,447
The following reconciles total segment operating income to income (loss) before income taxes for the periods indicated:

	Fiscal Year Ended September 30,
(in thousands)	2022	2021	2020
Total segment operating income	$3,163,430	$2,648,204	$2,204,447
Gains from antitrust litigation settlements	1,835	168,794	9,076
LIFO (expense) credit	(67,171)	203,028	(7,422)
Turkey highly inflationary impact	(40,033)	—	—
Acquisition-related intangibles amortization	(304,551)	(176,221)	(110,478)
Litigation and opioid-related expenses	(123,191)	(272,623)	(6,722,346)
Acquisition, integration, and restructuring expenses	(183,059)	(199,288)	(84,961)
Goodwill impairment	(75,936)	(6,373)	—
Impairment of assets	(4,946)	(11,324)	(361,652)
PharMEDium remediation costs	—	—	(16,165)
PharMEDium shutdown costs	—	—	(43,206)
New York State Opioid Stewardship Act	—	—	(14,800)
Contingent consideration adjustment	—	—	12,153
Operating income (loss)	2,366,378	2,354,197	(5,135,354)
Other income	(27,352)	(41,736)	(1,581)
Interest expense, net	210,673	174,074	137,883
Loss on early retirement of debt	—	—	22,175
Income (loss) before income taxes	$2,183,057	$2,221,859	$(5,293,831)
Segment operating income is evaluated by the CODM of the Company and excludes gains from antitrust litigation settlements; LIFO (expense) credit; Turkey highly inflationary impact; acquisition-related intangibles amortization; litigation and opioid-related expenses; acquisition, integration, and restructuring expenses; goodwill impairment; impairment of assets;

PharMEDium remediation costs; PharMEDium shutdown costs; New York State Opioid Stewardship Act; and contingent consideration adjustment. All corporate office expenses are allocated to the operating segment level.
    The Company recognized a net gain of $56.2 million from sale of non-core businesses, an expense related to the impact of Turkey highly inflationary accounting of $11.9 million, a foreign currency loss of $14.4 million on the remeasurement of deferred tax assets relating to Swiss tax reform, and a $4.8 million gain on the remeasurement of an equity investment in Other Income in the Consolidated Statements of Operations in the fiscal year ended September 30, 2022. The Company recorded a $64.7 million gain on the remeasurement of an equity investment, a $14.0 million impairment of a non-customer note receivable related to a start-up venture, and a foreign currency loss of $3.4 million on the remeasurement of deferred tax assets relating to Swiss tax reform in Other Income in the Consolidated Statements of Operations in the fiscal year ended September 30, 2021.
    The following illustrates depreciation and amortization by reportable segment for the periods indicated:

	Fiscal Year Ended September 30,
(in thousands)	2022	2021	2020
U.S. Healthcare Solutions	$274,554	$266,575	$253,687
International Healthcare Solutions	114,790	62,376	26,897
Acquisition-related intangibles amortization	304,551	176,221	110,478
Total depreciation and amortization	$693,895	$505,172	$391,062

Depreciation and amortization includes depreciation and amortization of property and equipment and intangible assets, but excludes amortization of deferred financing costs and other debt-related items, which are included in interest expense, net.
The following illustrates capital expenditures by reportable segment for the periods indicated:

	Fiscal Year Ended September 30,
(in thousands)	2022	2021	2020
U.S. Healthcare Solutions	$295,406	$310,525	$316,249
International Healthcare Solutions	200,912	127,692	53,428
Total capital expenditures	$496,318	$438,217	$369,677
Note 16. Fair Value of Financial Instruments
The recorded amounts of the Company's cash and cash equivalents, accounts receivable, and accounts payable as of September 30, 2022 and 2021 approximate fair value based upon the relatively short-term nature of these financial instruments. Within Cash and Cash Equivalents, the Company had $1,602.0 million and $671.0 million of investments in money market accounts as of September 30, 2022 and 2021, respectively. The fair value of the money market accounts was determined based upon unadjusted quoted prices in active markets for identical assets, otherwise known as Level 1 inputs.
The recorded amount of long-term debt (see Note 6) and the corresponding fair value as of September 30, 2022 were $4,632.4 million and $4,130.3 million, respectively. The recorded amount of long-term debt and the corresponding fair value as of September 30, 2021 were $6,383.8 million and $6,761.6 million, respectively. The fair value of long-term debt was determined based upon inputs other than quoted prices, otherwise known as Level 2 inputs.
Note 17. Subsequent Event
In November 2022, the Company's board of directors increased the quarterly dividend paid on common stock by 5% and declared a regular quarterly cash dividend of $0.485 per share, payable on November 28, 2022 to shareholders of record on November 14, 2022.

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
Changes in Internal Control over Financial Reporting
There were no changes during the fiscal quarter ended September 30, 2022 in the Company's internal control over financial reporting that materially affected, or are reasonably likely to materially affect, those controls.
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
AmerisourceBergen's management assessed the effectiveness of AmerisourceBergen's internal control over financial reporting as of September 30, 2022. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control — Integrated Framework (2013). Based on management's assessment and those criteria, management has concluded that AmerisourceBergen's internal control over financial reporting was effective as of September 30, 2022.
AmerisourceBergen's independent registered public accounting firm, Ernst & Young LLP, has issued an attestation report on the effectiveness of AmerisourceBergen's internal control over financial reporting. This report is set forth below.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Stockholders and the Board of Directors of AmerisourceBergen Corporation
Opinion on Internal Control over Financial Reporting
We have audited AmerisourceBergen Corporation and subsidiaries’ internal control over financial reporting as of September 30, 2022, based on criteria established in Internal Control— Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (the COSO criteria). In our opinion, AmerisourceBergen Corporation and subsidiaries (the Company) maintained, in all material respects, effective internal control over financial reporting as of September 30, 2022, based on the COSO criteria.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the 2022 consolidated financial statements of the Company and our report dated November 22, 2022 expressed an unqualified opinion thereon.
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

/s/ Ernst & Young LLP
Philadelphia, Pennsylvania
November 22, 2022

ITEM 9B.    OTHER INFORMATION
None.
ITEM 9C.    DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS
Not applicable.
PART III

ITEM 10.    DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE
Information appearing in our Notice of Annual Meeting of Stockholders and Proxy Statement for the 2023 Annual Meeting of Stockholders (the "2023 Proxy Statement"), including information appearing under "Proxy Statement Highlights," "Corporate Governance and Related Matters," and "Audit Committee Matters" is incorporated herein by reference. We will file the 2023 Proxy Statement with the Securities and Exchange Commission pursuant to Regulation 14A within 120 days after the close of the fiscal year.
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
ITEM 11.    EXECUTIVE COMPENSATION
Information contained in the 2023 Proxy Statement, including information appearing under "Corporate Governance and Related Matters" and "Executive Compensation and Related Matters" in the 2023 Proxy Statement, is incorporated herein by reference.
ITEM 12.    SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS
Information contained in the 2023 Proxy Statement, including information appearing under "Beneficial Ownership of Common Stock" and "Equity Compensation Plan Information" in the 2023 Proxy Statement, is incorporated herein by reference.
ITEM 13.    CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE
Information contained in the 2023 Proxy Statement, including information appearing under "Corporate Governance and Related Matters" and "Related Person Transactions" in the 2023 Proxy Statement, is incorporated herein by reference.
ITEM 14.    PRINCIPAL ACCOUNTANT FEES AND SERVICES
Information contained in the 2023 Proxy Statement, including information appearing under "Audit Committee Matters" in the 2023 Proxy Statement, is incorporated herein by reference.

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

Exhibit Number	Description
4.15
Form of 0.737% Senior Note due 2023 (incorporated by reference to Exhibit A to Tenth Supplemental Indenture, dated March 30, 2021, by and between AmerisourceBergen Corporation and U.S. Bank National Association, as trustee, related to the Registrant's 0.737% Senior Notes Due 2023, which is filed as Exhibit 4.1 to the Registrant's Current Report on Form 8-K filed on April 1, 2021).

4.16
Eleventh Supplemental Indenture, dated March 30, 2021, by and between AmerisourceBergen Corporation and U.S. Bank National Association (including Form of 2.700% Senior Note due 2031) (incorporated by reference to Exhibit 4.2 to the Registrant's Current Report on Form 8-K filed on April 1, 2021).

4.17
Form of 2.700% Senior Note due 2031 (incorporated by reference to Exhibit A to Eleventh Supplemental Indenture, dated March 30, 2021, by and between AmerisourceBergen Corporation and U.S. Bank National Association, as trustee, related to the Registrant's 2.700% Senior Notes Due 2031, which is filed as Exhibit 4.2 to the Registrant's Current Report on Form 8-K filed on April 1, 2021).

4.18	Description of the Registrant's Securities (incorporated by reference to Exhibit 4.14 to the Registrant's Annual Report on Form 10-K for the fiscal year ended September 30, 2019).
10.1
Framework Agreement, dated as of March 18, 2013, by and among the Registrant, Walgreen Co. and Alliance Boots GmbH (incorporated by reference to Exhibit 10.1 to the Registrant's Current Report on Form 8-K filed on March 20, 2013).

10.2
Amended and Restated AmerisourceBergen Shareholders Agreement, dated as of June 1, 2021, between AmerisourceBergen Corporation and Walgreens Boots Alliance, Inc. (incorporated by reference to Exhibit 10.1 to the Registrant's Current Report on Form 8-K filed on June 2, 2021).

10.3
Amendment No. 1 to the Amended and Restated Shareholders Agreement, dated as of August 2, 2022, by and between AmerisourceBergen Corporation and Walgreens Boots Alliance, Inc. (incorporated by reference to Exhibit 10.2 to the Registrant's Quarterly Report on Form 10-Q for the fiscal quarter ended June 30, 2022).

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

‡10.10	AmerisourceBergen Corporation Omnibus Incentive Plan (incorporated by reference to Exhibit 10.1 to the Registrant's Current Report on Form 8-K filed on March 10, 2014).
‡10.11	AmerisourceBergen Corporation 2022 Omnibus Incentive Plan (incorporated by reference to Exhibit 10.1 to the Registrant's Current Report on Form 8-K filed on April 1, 2022).
‡10.12
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
‡10.17
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

‡10.20
Form of 2021 Performance Share Award Agreement to Employee under the AmerisourceBergen Corporation Omnibus Incentive Plan (incorporated by reference to Exhibit 10.1 to the Registrant's Quarterly Report on Form 10-Q for the fiscal quarter ended December 31, 2021).

‡10.21
Form of Restricted Stock Unit Award Agreement to Non-Employee Director under the AmerisourceBergen Corporation 2022 Omnibus Incentive Plan (incorporated by reference to Exhibit 10.1 to the Registrant's Quarterly Report on Form 10-Q for the fiscal quarter ended June 30, 2022).

‡10.22	AmerisourceBergen Corporation Financial Recoupment Policy (incorporated by reference to Exhibit 10.10 to the Registrant’s Quarterly Report on Form 10-Q for the fiscal quarter ended December 31, 2018).
‡10.23	Form of Restricted Stock Unit Award Agreement to Employee under the AmerisourceBergen Corporation 2022 Omnibus Incentive Plan
‡10.24	Form of Performance Share Award Unit Award Agreement to Employee under the AmerisourceBergen Corporation 2022 Omnibus Incentive Plan
‡10.25
Amended and Restated Employment Agreement, dated as of January 11, 2019, between the Company and Steven H. Collis (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed on January 11, 2019).

‡10.26
Amended and Restated Employment Agreement, dated as of January 11, 2019, between the Company and John G. Chou (incorporated by reference to Exhibit 10.2 to the Registrant’s Current Report on Form 8-K filed on January 11, 2019).

‡10.27	Form of Employment Agreement applicable to executive officers (incorporated by reference to Exhibit 10.3 to the Registrant’s Current Report on Form 8-K filed on January 11, 2019.
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

Exhibit Number	Description
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

10.39
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

10.40
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

10.41
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

10.42
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

10.43
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

10.45
Omnibus Amendment, dated as of May 13, 2021, constituting (i) the First Amendment to Amended and Restated Receivables Sale Agreement, among AmerisourceBergen Drug Corporation and ASD Specialty Healthcare, LLC, as originators, and Amerisource Receivables Financial Corporation, as buyer and (ii) the Sixteenth Amendment to Amended and Restated Receivables Purchase Agreement, among Amerisource Receivables Financial Corporation, as seller, AmerisourceBergen Drug Corporation, as servicer, the Purchaser Agents and Purchasers party thereto, and MUFG Bank, Ltd., as administrator (incorporated by reference to Exhibit 10.4 to the Registrant's Current Report on Form 8-K filed on May 14, 2021).

10.46
Seventeenth Amendment to Amended and Restated Receivables Purchase Agreement, dated as of November 4, 2021, among Amerisource Receivables Financial Corporation, as seller, AmerisourceBergen Drug Corporation, as servicer, the Purchaser Agents and Purchasers party thereto, and MUFG Bank, Ltd., as administrator (incorporated by reference to Exhibit 10.3 to the Registrant's Current Report on Form 8-K filed on November 8, 2021).

Exhibit Number	Description
10.47
Eighteenth Amendment to Amended and Restated Receivables Purchase Agreement, dated as of October 21, 2022, among Amerisource Receivables Financial Corporation, as seller, AmerisourceBergen Drug Corporation, as servicer, the Purchaser Agents and Purchasers party thereto, and MUFG Bank, Ltd., as administrator (incorporated by reference to Exhibit 10.1 to the Registrant's Current Report on Form 8-K filed on October 24, 2022).

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

10.50
First Amendment, dated as of May 13, 2021, to the Credit Agreement, dated as of March 18, 2011, as amended and restated as of September 18, 2019, among AmerisourceBergen Corporation, the borrowing subsidiaries party thereto, the lenders party thereto, JPMorgan Chase Bank, N.A., as administrative agent, and the other financial institutions party thereto (incorporated by reference to Exhibit 10.3 to the Registrant's Current Report on Form 8-K filed on May 14, 2021).

10.51
Revolving Credit Note, dated as of March 8, 2013, between the Registrant and Citizens Bank of Pennsylvania (incorporated by reference to Exhibit 10.4 to the Registrant's Quarterly Report on Form 10-Q for the quarter ended March 31, 2013).

10.52
First Amendment to Line of Credit Note, dated as of April 4, 2014, between the Registrant and Citizens Bank of Pennsylvania (incorporated by reference to Exhibit 10.1 to the Registrant's Quarterly Report on Form 10-Q for the fiscal quarter ended June 30, 2014).

10.53
Amended and Restated Credit Agreement, dated as of November 4, 2021, among AmerisourceBergen Corporation, the borrowing subsidiaries party thereto, the lenders party thereto, and JPMorgan Chase Bank, N.A., as Administrative Agent (incorporated by reference to Exhibit 10.1 to the Registrant's Current Report on Form 8-K filed on November 8, 2021).

10.54
Amended and Restated Credit Agreement, dated as of October 27, 2022, among AmerisourceBergen Corporation, the borrowing subsidiaries party thereto, the lenders party thereto, and JPMorgan Chase Bank, N.A., as Administrative Agent (incorporated by reference to Exhibit 10.1 to the Registrant's Current Report on Form 8-K filed on October 27, 2022).

10.55
Distributor Settlement Agreement, dated as of March 25, 2022, between and among the Settling States, the Settling Distributors, and the Participating Subdivisions (as defined therein) (incorporated by reference to Exhibit 10.1 to the Registrant's Current Report on Form 8-K/A filed on May 3, 2022).

10.56
Share Repurchase Agreement, dated as of November 6, 2022, by and between AmerisourceBergen Corporation and Walgreens Boots Alliance Holdings LLC (incorporated by reference to Exhibit 10.1 to the Registrant's Current Report on Form 8-K filed on November 10, 2022).

21	Subsidiaries of the Registrant.
23	Consent of Ernst & Young LLP, Independent Registered Public Accounting Firm.
31.1	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer.
31.2	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer.
32	Section 1350 Certifications of the Chief Executive Officer and Chief Financial Officer.
101	Financial statements from the Annual Report on Form 10-K of AmerisourceBergen Corporation for the fiscal year ended September 30, 2022, formatted in Inline Extensible Business Reporting Language (iXBRL): (i) the Consolidated Balance Sheets, (ii) the Consolidated Statements of Operations, (iii) the Consolidated Statements of Comprehensive Income, (iv) the Consolidated Statements of Changes in Stockholders' Equity, (v) the Consolidated Statements of Cash Flows, and (vi) the Notes to Consolidated Financial Statements.
104	Cover Page Interactive Data File (formatted as inline XBRL and contained in Exhibit 101).
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

AMERISOURCEBERGEN CORPORATION
Date: November 22, 2022	By:	/s/ STEVEN H. COLLIS Steven H. Collis Chairman, President and Chief Executive Officer
 Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below as of November 22, 2022 by the following persons on behalf of the Registrant and in the capacities indicated.

Signature	Title

/s/ STEVEN H. COLLIS___________________________ Steven H. Collis	Chairman, President and Chief Executive Officer (Principal Executive Officer)

/s/ JAMES F. CLEARY____________________________ James F. Cleary	Executive Vice President and Chief Financial Officer (Principal Financial Officer)

/s/ LAZARUS KRIKORIAN________________________ Lazarus Krikorian	Senior Vice President and Chief Accounting Officer (Principal Accounting Officer)

/s/ ORNELLA BARRA____________________________ Ornella Barra	Director

/s/ D. MARK DURCAN____________________________ D. Mark Durcan	Director

/s/ RICHARD W. GOCHNAUER____________________ Richard W. Gochnauer	Director

/s/ LON R. GREENBERG__________________________ Lon R. Greenberg	Director

Signature	Title

/s/ JANE E. HENNEY, M.D.________________________ Jane E. Henney, M.D.	Lead Independent Director

/s/ KATHLEEN W. HYLE__________________________ Kathleen W. Hyle	Director

/s/ LORENCE H. KIM, M.D._______________________ Lorence H. Kim, M.D.	Director

/s/ MICHAEL J. LONG____________________________ Michael J. Long	Director

/s/ HENRY W. MCGEE____________________________ Henry W. McGee	Director

/s/ DENNIS M. NALLY____________________________ Dennis M. Nally	Director

AMERISOURCEBERGEN CORPORATION AND SUBSIDIARIES
SCHEDULE II — VALUATION AND QUALIFYING ACCOUNTS

(In thousands)	Balance at Beginning of Period	Charged to Costs and Expenses (1)	Deductions (2)	Balance at End of Period
Year Ended September 30, 2022
Allowances for returns and credit losses	$1,356,684	$5,124,081	$(4,854,036)	$1,626,729

Year Ended September 30, 2021
Allowances for returns and credit losses	$1,417,308	$3,906,776	$(3,967,400)	$1,356,684

Year Ended September 30, 2020
Allowances for returns and credit losses	$1,223,887	$4,019,830	$(3,826,409)	$1,417,308
__________________________________________________________

(1)Represents the provision for returns and credit losses.
(2)Represents reductions to the returns allowance and accounts receivable written off during year, net of recoveries.