Form 10-Q
period 2022-12-31
AMERISOURCEBERGEN CORP
filed 2023-02-01
CIK 1140859

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE QUARTERLY PERIOD ENDED December 31, 2022
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

The number of shares of common stock of AmerisourceBergen Corporation outstanding as of January 31, 2023 was 202,258,188.

AMERISOURCEBERGEN CORPORATION

PART I. FINANCIAL INFORMATION
ITEM I. Financial Statements (Unaudited)
AMERISOURCEBERGEN CORPORATION AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

(in thousands, except share and per share data)	December 31, 2022	September 30, 2022
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$1,692,205	$3,388,189
Accounts receivable, less allowances for returns and credit losses: $1,610,686 as of December 31, 2022 and $1,626,729 as of September 30, 2022	18,627,397	18,452,675
Inventories	16,779,873	15,556,394
Right to recover assets	1,529,346	1,532,061
Income tax receivable	85,174	172,568
Prepaid expenses and other	1,994,130	487,871
Total current assets	40,708,125	39,589,758

Property and equipment, net	2,139,782	2,135,003
Goodwill	8,597,145	8,503,886
Other intangible assets	4,429,882	4,332,737
Deferred income taxes	230,437	237,571
Other assets	1,801,522	1,761,661

TOTAL ASSETS	$57,906,893	$56,560,616

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$41,757,949	$40,192,890
Accrued expenses and other	2,014,399	2,214,592
Short-term debt	988,275	1,070,473
Total current liabilities	44,760,623	43,477,955

Long-term debt	4,656,029	4,632,360
Accrued income taxes	329,129	320,274
Deferred income taxes	1,633,249	1,620,413
Other liabilities	991,609	976,583
Accrued litigation liability	5,462,695	5,461,758
Commitments and contingencies (Note 9)

Stockholders’ equity:
Common stock, $0.01 par value - authorized, issued, and outstanding: 600,000,000 shares, 294,174,491 shares, and 202,225,546 shares as of December 31, 2022, respectively, and 600,000,000 shares, 292,700,490 shares, and 206,203,817 shares as of September 30, 2022, respectively	2,942	2,927
Additional paid-in capital	5,737,106	5,658,733
Retained earnings	3,357,678	2,977,646
Accumulated other comprehensive loss	(1,411,918)	(1,830,970)
Treasury stock, at cost: 91,948,945 shares as of December 31, 2022 and 86,496,673 shares as of September 30, 2022	(7,863,939)	(7,019,895)
Total AmerisourceBergen Corporation stockholders' deficit	(178,131)	(211,559)
Noncontrolling interests	251,690	282,832
Total stockholders' equity	73,559	71,273

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$57,906,893	$56,560,616

See notes to consolidated financial statements.

AMERISOURCEBERGEN CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Three months ended December 31,
(in thousands, except per share data)	2022	2021
Revenue	$62,846,832	$59,628,810
Cost of goods sold	60,700,879	57,568,451
Gross profit	2,145,953	2,060,359
Operating expenses:
Distribution, selling, and administrative	1,290,928	1,170,110
Depreciation	99,542	95,585
Amortization	72,398	80,344
Litigation and opioid-related expenses	12,706	32,635
Acquisition, integration, and restructuring expenses	37,236	32,334
Impairment of assets	—	4,946
Operating income	633,143	644,405
Other income, net	(6,328)	(5,172)
Interest expense, net	46,016	53,372
Income before income taxes	593,455	596,205
Income tax expense	117,285	146,789
Net income	476,170	449,416
Net loss (income) attributable to noncontrolling interests	3,575	(311)
Net income attributable to AmerisourceBergen Corporation	$479,745	$449,105

Earnings per share:
Basic	$2.35	$2.15
Diluted	$2.33	$2.13

Weighted average common shares outstanding:
Basic	204,032	208,555
Diluted	206,327	211,168

Cash dividends declared per share of common stock	$0.485	$0.460

See notes to consolidated financial statements.

AMERISOURCEBERGEN CORPORATION AND SUBSIDIARIES
 CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited)

	Three months ended December 31,
(in thousands)	2022	2021
Net income	$476,170	$449,416
Other comprehensive income (loss)
Foreign currency translation adjustments	396,074	(378,461)
Other, net	(2,709)	(673)
Total other comprehensive income (loss)	393,365	(379,134)
Total comprehensive income	869,535	70,282
Comprehensive loss attributable to noncontrolling interests	29,262	1,482
Comprehensive income attributable to AmerisourceBergen Corporation	$898,797	$71,764

See notes to consolidated financial statements.

AMERISOURCEBERGEN CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
(Unaudited)

(in thousands, except per share data)	Common Stock	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Treasury Stock	Noncontrolling Interests	Total
September 30, 2022	$2,927	$5,658,733	$2,977,646	$(1,830,970)	$(7,019,895)	$282,832	$71,273
Net income (loss)	—	—	479,745	—	—	(3,575)	476,170
Other comprehensive income (loss)	—	—	—	419,052	—	(25,687)	393,365
Cash dividends, $0.485 per share	—	—	(99,713)	—	—	—	(99,713)
Exercises of stock options	3	21,860	—	—	—	—	21,863
Share-based compensation expense	—	55,633	—	—	—	—	55,633
Purchases of common stock	—	—	—	—	(778,827)	—	(778,827)
Employee tax withholdings related to restricted share vesting	—	—	—	—	(65,217)	—	(65,217)
Other, net	12	880	—	—	—	(1,880)	(988)
December 31, 2022	$2,942	$5,737,106	$3,357,678	$(1,411,918)	$(7,863,939)	$251,690	$73,559

(in thousands, except per share data)	Common Stock	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Treasury Stock	Noncontrolling Interests	Total
September 30, 2021	$2,907	$5,465,104	$1,670,513	$(445,442)	$(6,469,728)	$361,057	$584,411
Net income	—	—	449,105	—	—	311	449,416
Other comprehensive loss	—	—	—	(377,341)	—	(1,793)	(379,134)
Cash dividends, $0.460 per share	—	—	(100,541)	—	—	—	(100,541)
Exercises of stock options	4	38,933	—	—	—	—	38,937
Share-based compensation expense	—	42,920	—	—	—	—	42,920
Employee tax withholdings related to restricted share vesting	—	—	—	—	(34,554)	—	(34,554)
Other, net	9	(343)	—	—	—	—	(334)
December 31, 2021	$2,920	$5,546,614	$2,019,077	$(822,783)	$(6,504,282)	$359,575	$601,121

See notes to consolidated financial statements.

AMERISOURCEBERGEN CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Three months ended December 31,
(in thousands)	2022	2021
OPERATING ACTIVITIES
Net income	$476,170	$449,416
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation, including amounts charged to cost of goods sold	100,332	96,926
Amortization, including amounts charged to interest expense	75,080	83,476
(Benefit) provision for credit losses	(1,486)	2,191
(Benefit) provision for deferred income taxes	(12,326)	30,512
Share-based compensation expense	55,633	42,920
LIFO expense (credit)	25,050	(44,679)
Impairment of assets	—	4,946
Other, net	664	5,360
Changes in operating assets and liabilities, excluding the effects of acquisitions:
Accounts receivable	(59,872)	716,380
Inventories	(1,178,035)	(989,993)
Income taxes receivable	87,394	38,637
Prepaid expenses and other assets	(7,421)	18,914
Accounts payable	1,381,079	824,056
Accrued expenses	(233,640)	(314,732)
Long-term accrued litigation liability	937	(50,479)
Income taxes payable and other liabilities	521	(50,440)
NET CASH PROVIDED BY OPERATING ACTIVITIES	710,080	863,411
INVESTING ACTIVITIES
Capital expenditures	(75,727)	(79,691)
Cost of acquired companies, net of cash acquired	—	(62,641)
Prefunded business acquisition (Note 13)	(1,438,124)	—
Other, net	2,693	(788)
NET CASH USED IN INVESTING ACTIVITIES	(1,511,158)	(143,120)
FINANCING ACTIVITIES
Loan borrowings	54,960	38,547
Loan repayments	(52,756)	(55,069)
Borrowings under revolving and securitization credit facilities	1,882,229	956,827
Repayments under revolving and securitization credit facilities	(1,894,951)	(946,791)
Purchases of common stock	(807,214)	—
Exercises of stock options	21,863	38,937
Cash dividends on common stock	(99,713)	(100,541)
Employee tax withholdings related to restricted share vesting	(65,217)	(34,554)
Other, net	(3,145)	(3,779)
NET CASH USED IN FINANCING ACTIVITIES	(963,944)	(106,423)
EFFECT OF EXCHANGE RATE CHANGES ON CASH, CASH EQUIVALENTS, AND RESTRICTED CASH	84,140	(2,654)
(DECREASE) INCREASE IN CASH, CASH EQUIVALENTS, AND RESTRICTED CASH, INCLUDING CASH CLASSIFIED WITHIN ASSETS HELD FOR SALE	(1,680,882)	611,214
PLUS: DECREASE IN CASH CLASSIFIED WITHIN ASSETS HELD FOR SALE	—	1,038
(DECREASE) INCREASE IN CASH, CASH EQUIVALENTS, AND RESTRICTED CASH	(1,680,882)	612,252
Cash, cash equivalents, and restricted cash at beginning of period	3,593,539	3,070,128
CASH, CASH EQUIVALENTS, AND RESTRICTED CASH AT END OF PERIOD	$1,912,657	$3,682,380

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
The accompanying unaudited consolidated financial statements have been prepared in conformity with U.S. generally accepted accounting principles ("GAAP") for interim financial information and in accordance with the instructions to Form 10-Q, and Rule 10-01 of Regulation S-X. In the opinion of management, all adjustments (consisting only of normal recurring accruals, except as otherwise disclosed herein) considered necessary to present fairly the financial position as of December 31, 2022 and the results of operations and cash flows for the interim periods ended December 31, 2022 and 2021 have been included. Certain information and footnote disclosures normally included in financial statements presented in accordance with U.S. GAAP, but which are not required for interim reporting purposes, have been omitted. The accompanying unaudited consolidated financial statements should be read in conjunction with the financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the fiscal year ended September 30, 2022.
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
The following represents a reconciliation of cash and cash equivalents in the Consolidated Balance Sheets to cash, cash equivalents, and restricted cash used in the Consolidated Statements of Cash Flows:

(amounts in thousands)	December 31, 2022	September 30, 2022	December 31, 2021	September 30, 2021
	(unaudited)		(unaudited)
Cash and cash equivalents	$1,692,205	$3,388,189	$3,168,881	$2,547,142
Restricted cash (included in Prepaid Expenses and Other)	159,599	144,980	453,485	462,986
Restricted cash (included in Other Assets)	60,853	60,370	60,014	60,000
Cash, cash equivalents, and restricted cash	$1,912,657	$3,593,539	$3,682,380	$3,070,128
Recently Adopted Accounting Pronouncements
As of December 31, 2022, there were no recently-issued accounting standards that may have a material impact on the Company’s financial position, results of operations, cash flows, or notes to the financial statements upon their adoption.

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
The following assets and liabilities of Profarma are included in the Company's Consolidated Balance Sheets:

(in thousands)	December 31, 2022	September 30, 2022
Cash and cash equivalents	$13,002	$23,144
Accounts receivables, net	216,759	192,930
Inventories	198,851	207,858
Prepaid expenses and other	63,316	63,982
Property and equipment, net	37,925	35,554
Other intangible assets	65,504	66,568
Other long-term assets	72,531	71,327
Total assets	$667,888	$661,363

Accounts payable	$220,568	$215,515
Accrued expenses and other	44,161	47,952
Short-term debt	44,151	60,851
Long-term debt	87,532	64,918
Deferred income taxes	25,591	25,801
Other long-term liabilities	52,414	52,417
Total liabilities	$474,417	$467,454
Profarma's assets can only be used to settle its obligations, and its creditors do not have recourse to the general credit of the Company.
Note 3.  Income Taxes
The Company files income tax returns in U.S. federal, state, and various foreign jurisdictions. As of December 31, 2022, the Company had unrecognized tax benefits, defined as the aggregate tax effect of differences between tax return positions and the benefits recognized in the Company’s financial statements, of $553.5 million ($481.5 million, net of federal benefit). If recognized, $463.3 million of these tax benefits would have reduced income tax expense and the effective tax rate. Included in this amount is $22.9 million of interest and penalties, which the Company records in Income Tax Expense in the Company's Consolidated Statements of Operations. In the three months ended December 31, 2022, unrecognized tax benefits increased by $0.3 million. Over the next 12 months, it is reasonably possible that tax authority audit resolutions and the expiration of statutes of limitations could result in a reduction of unrecognized tax benefits of approximately $19.3 million.
The Company's effective tax rates were 19.8% and 24.6% for the three months ended December 31, 2022 and 2021, respectively. The effective tax rate for the three months ended December 31, 2022 was lower than the U.S. statutory rate primarily due to the benefit of non-U.S. income taxed at rates lower than the U.S. statutory rate, as well as tax benefits associated with the vesting of restricted stock units and stock option exercises, offset in part by U.S. state income taxes. The effective tax rate in the three months ended December 31, 2021 was higher than the U.S. statutory rate primarily due to U.S. state income taxes as well as discrete tax expense associated with foreign valuation allowance adjustments.

Note 4.  Goodwill and Other Intangible Assets
The following is a summary of the changes in the carrying value of goodwill, by reportable segment, for the three months ended December 31, 2022:

(in thousands)	U. S. Healthcare Solutions	International Healthcare Solutions	Total
Goodwill as of September 30, 2022	$6,280,240	$2,223,646	$8,503,886
Foreign currency translation	2,367	90,892	93,259
Goodwill as of December 31, 2022	$6,282,607	$2,314,538	$8,597,145
The following is a summary of other intangible assets:

	December 31, 2022				September 30, 2022
(in thousands)	Weighted Average Remaining Useful Life	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Indefinite-lived trade names		$667,974	$—	$667,974	$667,932	$—	$667,932
Finite-lived:
Customer relationships	15 years	4,396,380	(1,007,837)	3,388,543	4,226,547	(931,961)	3,294,586
Trade names and other	11 years	559,542	(186,177)	373,365	542,346	(172,127)	370,219
Total other intangible assets		$5,623,896	$(1,194,014)	$4,429,882	$5,436,825	$(1,104,088)	$4,332,737
The increases in the gross carrying amounts of finite-lived intangible assets since September 30, 2022 were primarily due to foreign currency translation.
Amortization expense for finite-lived intangible assets was $72.4 million and $80.3 million in the three months ended December 31, 2022 and 2021, respectively. Amortization expense for finite-lived intangible assets is estimated to be $287.3 million in fiscal 2023, $285.5 million in fiscal 2024, $284.5 million in fiscal 2025, $280.0 million in fiscal 2026, $275.1 million in fiscal 2027, and $2,421.9 million thereafter.

Note 5.  Debt
Debt consisted of the following:

(in thousands)	December 31, 2022	September 30, 2022
Multi-currency revolving credit facility due 2027	$—	$—
Receivables securitization facility due 2025	350,000	350,000
Revolving credit note	—	—
Overdraft facility due 2024 (£10,000)	—	—
Money market facility	—	—
0.737% senior notes due 2023	673,866	672,736
$500,000, 3.400% senior notes due 2024	499,316	499,195
$500,000, 3.250% senior notes due 2025	498,517	498,347
$750,000, 3.450% senior notes due 2027	745,833	745,622
$500,000, 2.800% senior notes due 2030	495,501	495,348
$1,000,000, 2.700% senior notes due 2031	990,760	990,480
$500,000, 4.250% senior notes due 2045	495,216	495,162
$500,000, 4.300% senior notes due 2047	493,354	493,288
Alliance Healthcare debt	270,258	336,886
Nonrecourse debt	131,683	125,769
Total debt	5,644,304	5,702,833
Less AmerisourceBergen Corporation current portion	673,866	672,736
Less Alliance Healthcare current portion	270,258	336,886
Less nonrecourse current portion	44,151	60,851
Total, net of current portion	$4,656,029	$4,632,360
Multi-Currency Revolving Credit Facility
    The Company has a $2.4 billion multi-currency senior unsecured revolving credit facility ("Multi-Currency Revolving Credit Facility") with a syndicate of lenders, which is scheduled to expire in October 2027. Interest on borrowings under the Multi-Currency Revolving Credit Facility accrues at specified rates based on the Company’s debt rating and ranges from 80.5 basis points to 122.5 basis points over SOFR/EURIBOR/CDOR/RFR, as applicable (102.5 basis points over SOFR/EURIBOR/CDOR/RFR as of December 31, 2022) and from 0 basis points to 22.5 basis points over the alternate base rate and Canadian prime rate, as applicable. The Company pays facility fees to maintain the availability under the Multi-Currency Revolving Credit Facility at specified rates based on its debt rating, ranging from 7 basis points to 15 basis points, annually, of the total commitment (10 basis points as of December 31, 2022). The Company may choose to repay or reduce its commitments under the Multi-Currency Revolving Credit Facility at any time. The Multi-Currency Revolving Credit Facility contains covenants, including compliance with a financial leverage ratio test, as well as others that impose limitations on, among other things, indebtedness of subsidiaries and asset sales, with which the Company was compliant as of December 31, 2022.
Commercial Paper Program
    The Company has a commercial paper program whereby it may from time to time issue short-term promissory notes in an aggregate amount of up to $2.4 billion at any one time. Amounts available under the program may be borrowed, repaid, and re-borrowed from time to time. The maturities on the notes will vary, but may not exceed 365 days from the date of issuance. The notes will bear interest, if interest bearing, or will be sold at a discount from their face amounts. The commercial paper program does not increase the Company’s borrowing capacity as it is fully backed by the Company’s Multi-Currency Revolving Credit Facility. There were no borrowings outstanding under the commercial paper program as of December 31, 2022.
Receivables Securitization Facility
The Company has a $1,450 million receivables securitization facility ("Receivables Securitization Facility"), which is scheduled to expire in October 2025. The Company has available to it an accordion feature whereby the commitment on the Receivables Securitization Facility may be increased by up to $250 million, subject to lender approval, for seasonal needs during the December and March quarters. Interest rates are based on prevailing market rates for short-term commercial paper or

30-day Term SOFR, plus a program fee. The Company pays a customary unused fee at prevailing market rates, annually, to maintain the availability under the Receivables Securitization Facility. The Receivables Securitization Facility contains similar covenants to the Multi-Currency Revolving Credit Facility, with which the Company was compliant as of December 31, 2022.
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
Alliance Healthcare Debt
Alliance Healthcare debt is comprised of uncommitted revolving credit facilities in various currencies with various rates. A majority of the outstanding borrowings were held in Egypt (which is 50% owned) as of December 31, 2022. These facilities are used to fund its working capital needs.
Nonrecourse Debt
Nonrecourse debt is comprised of short-term and long-term debt belonging to the Brazil subsidiary and is repaid solely from the Brazil subsidiary's cash flows and such debt agreements provide that the repayment of the loans (and interest thereon) is secured solely by the capital stock, physical assets, contracts, and cash flows of the Brazil subsidiary.
Note 6.  Stockholders’ Equity and Earnings per Share
In May 2022, the Company's board of directors authorized a share repurchase program allowing the Company to purchase up to $1.0 billion of its outstanding shares of common stock, subject to market conditions. In the three months ended December 31, 2022, the Company purchased 5.0 million shares of its common stock for a total of $778.8 million, including 4.4 million shares from Walgreens Boots Alliance, Inc. ("WBA") for $700 million. These purchases excluded $28.4 million of purchases in September 2022 that cash settled in October 2022. As of December 31, 2022, the Company had $182.5 million of availability remaining under this program.
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
    The following illustrates the components of diluted weighted average shares outstanding for the periods indicated:

	Three months ended December 31,
(in thousands)	2022	2021
Weighted average common shares outstanding - basic	204,032	208,555
Dilutive effect of stock options and restricted stock units	2,295	2,613
Weighted average common shares outstanding - diluted	206,327	211,168
The potentially dilutive stock options and restricted stock units that were antidilutive for the three months ended December 31, 2022 and 2021 were 0.4 million.
Note 7. Related Party Transactions
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
Revenue from the various agreements and arrangements with WBA was $16.2 billion in the three months ended December 31, 2022 and 2021. The Company’s receivable from WBA, net of incentives, was $6.7 billion and $7.0 billion as of December 31, 2022 and September 30, 2022, respectively.
Note 8. Acquisition, Integration, and Restructuring Expenses
    The following illustrates the expenses incurred by the Company relating to Acquisition, Integration, and Restructuring Expenses for the periods indicated:

	Three months ended December 31,
(in thousands)	2022	2021
Acquisition-related deal and integration	$20,996	$21,350
Employee severance	716	343
Business transformation efforts	12,920	4,342
Other restructuring initiatives	2,604	6,299
Total acquisition, integration, and restructuring expenses	$37,236	$32,334
Acquisition-related deal and integration expenses in the three months ended December 31, 2022 and 2021 primarily related to costs associated with the integration of Alliance Healthcare.
Business transformation efforts in the three months ended December 31, 2022 primarily related to costs associated with the Company's name change (see Note 13). Business transformation efforts in the three months ended December 31, 2021 primarily related to costs associated with reorganizing the Company to further align the organization to its customers' needs. The majority of these costs related to services provided by third-party consultants, including certain technology initiatives.
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
An initial group of cases was consolidated for Multidistrict Litigation (“MDL”) proceedings before the United States District Court for the Northern District of Ohio (the “Court”) in December 2017. In April 2018, the Court issued an order creating a litigation track, which included dispositive motion practice, discovery, and trials in certain bellwether jurisdictions. In

November 2019 and January 2020, the Court filed Suggestions of Remand with the Judicial Panel on Multidistrict Litigation that identified four cases filed against the Company for potential transfer from the MDL back to federal courts in California, Oklahoma, and West Virginia for the completion of discovery, motion practice, and trial. All four cases were remanded to those federal district courts. Trial in the two consolidated cases in West Virginia commenced in May 2021 and concluded in July 2021. On July 4, 2022, the court entered judgment in favor of the defendants, including the Company. The plaintiffs filed an appeal of the court’s decision on August 2, 2022. The Oklahoma case, in which the plaintiff was the Cherokee Nation, was resolved through a settlement with the Cherokee Nation, as announced on September 28, 2021. The California case, in which the plaintiff was the City and County of San Francisco, was resolved pursuant to the comprehensive settlement described below (the “Distributor Settlement Agreement”), and all claims against the Company have been dismissed in both cases.
On July 21, 2021, the Company announced that it and the two other national pharmaceutical distributors had negotiated a Distributor Settlement Agreement that, if all conditions were satisfied, would result in the resolution of a substantial majority of opioid lawsuits filed by state and local governmental entities. The Distributor Settlement Agreement became effective on April 2, 2022, and as of December 31, 2022, it included 48 of 49 eligible states (the "Settling States"), as well as 99% by population of the eligible political subdivisions in the Settling States. Pursuant to the Distributor Settlement Agreement and related agreements with Settling States, the Company will pay up to approximately $6.4 billion over 18 years and comply with other requirements, including establishment of a clearinghouse that will consolidate data from all three national distributors. The exact payment amount will depend on several factors, including the extent to which states take action to foreclose opioid lawsuits by subdivisions (e.g., laws barring opioid lawsuits by subdivisions). West Virginia and its subdivisions and Native American tribes are not a part of the Distributor Settlement Agreement and the Company has reached separate agreements with these groups.
On July 22, 2022, the State of Alabama sought and was subsequently granted leave to amend its complaint in a pending state court action against another distributor in order to add the Company as a party. The amended Complaint was filed on July 25, 2022. The trial in the Alabama state court is currently anticipated to begin in February 2024.
The Company’s accrued litigation liability related to the Distributor Settlement Agreement, including an estimate for the State of Alabama (with whom the Company has not reached a settlement agreement), as well as other opioid-related litigation for which it has reached settlement agreements, as described above, was $5.9 billion as of December 31, 2022 and $6.0 billion as of September 30, 2022. The Company currently estimates that $471.8 million will be paid prior to December 31, 2023, which is recorded in Accrued Expenses and Other on the Company’s Consolidated Balance Sheet. The remaining long-term liability of $5.5 billion is recorded in Accrued Litigation Liability on the Company’s Consolidated Balance Sheet. While the Company has accrued its estimated liability for opioid litigation, it is unable to estimate the range of possible loss associated with the matters that are not included in the accrual. Because loss contingencies are inherently unpredictable and unfavorable developments or resolutions can occur, the assessment is highly subjective and requires judgments about future events. The Company regularly reviews opioid litigation matters to determine whether its accrual is adequate. The amount of ultimate loss may differ materially from the amount accrued to date. Until such time as otherwise resolved, the Company will continue to litigate and prepare for trial and to vigorously defend itself in all such matters. Since these matters are still developing, the Company is unable to predict the outcome, but the result of these lawsuits could include excessive monetary verdicts and/or injunctive relief that may affect the Company’s operations.
Other lawsuits regarding the distribution of prescription opioid pain medications have been filed by: third-party payors and similar entities; hospitals; hospital groups; and individuals, including cases styled as putative class actions. These lawsuits, which have been and continue to be filed in federal, state, and other courts, generally allege violations of controlled substance laws and various other statutes as well as common law claims, including negligence, public nuisance, and unjust enrichment, and seek equitable relief and monetary damages. Motion practice and active discovery are ongoing in many of these cases. In Alabama, discovery is proceeding for a jury trial scheduled to begin in July 2023 that will include up to eight plaintiff hospitals. The Company, as well as additional pharmaceutical distributors and manufacturers, will be defendants in the July trial. Ongoing and additional litigation is anticipated in cases filed by subdivisions that are not participating in the Distributor Settlement Agreement, as well as in cases filed by non-governmental or non-political entities, including hospitals, third-party payors, and individuals, among others. Certain cases related to opioids filed in various state courts have trial dates scheduled after July 2023, although all such dates are subject to change. The Company is vigorously defending itself in the pending lawsuits and intends to vigorously defend itself against any threatened lawsuits or enforcement proceedings.
Since July 2017, the Company has received subpoenas from several U.S. Attorney’s Offices, including grand jury subpoenas from the U.S. Attorney’s Office for the District of New Jersey (“USAO-NJ”) and the U.S. Attorney’s Office for the Eastern District of New York (“USAO-EDNY”). Those subpoenas requested the production of a broad range of documents pertaining to the Company’s distribution of controlled substances through its various subsidiaries, including ABDC, and its diversion control programs. The Company produced documents in response to the subpoenas and engaged in discussions with the various U.S. Attorney’s Offices, including the Health Care and Government Fraud Unit of the Criminal Division of the

USAO-NJ, the U.S. Department of Justice Consumer Protection Branch and the U.S. Drug Enforcement Administration, in an attempt to resolve these matters. On December 29, 2022, the Department of Justice filed a civil Complaint against the Company, ABDC, and Integrated Commercialization Services, LLC, a subsidiary of the Company, alleging violations of the Controlled Substances Act. Specifically, the Complaint alleges that the Company negligently failed to report suspicious orders to the Drug Enforcement Administration. In the Complaint, the Department of Justice seeks civil penalties and injunctive relief. This Complaint relates to the aforementioned and previously-disclosed investigations. The Company denies the allegations in the Complaint and intends to defend itself vigorously in the litigation.
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
On December 30, 2021, Lebanon County Employees’ Retirement Fund and Teamsters Local 443 Health Services & Insurance Plan filed a complaint for a purported derivative action in the Delaware Court of Chancery against the Company and certain of its current officers and directors. The complaint alleges claims for breach of fiduciary duty allegedly arising from the Board’s and certain officers’ oversight of the Company’s controlled substance diversion control programs. The defendants moved to dismiss the complaint on March 29, 2022. On December 22, 2022, the Court of Chancery granted the motion to dismiss. On January 9, 2023, the Plaintiffs filed a Motion for Relief from Judgment and Order Pursuant to Rule 60(b) from the Chancery Court’s judgment. On January 20, 2023, the Plaintiffs also appealed the ruling to the Delaware Supreme Court.
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
In January 2017, U.S. Bioservices Corporation (“U.S. Bio”), a former subsidiary of the Company, received a subpoena for information from the USAO-EDNY relating to its activities in connection with billing for products and making returns of potential overpayments to government payers. A filed qui tam complaint related to the investigation was unsealed in April 2019 and the relator filed an amended complaint under seal in the U.S. District Court for the Eastern District of New York. In December 2019, the government filed a notice that it was declining to intervene. The court ordered that the relator’s complaint against the Company and other defendants, including AmerisourceBergen Specialty Group, LLC, be unsealed. The relator’s complaint alleged violations of the federal False Claims Act and the false claims acts of various states. The relator filed a second amended complaint, removing one state false claims act count. The Company filed a motion to dismiss the second amended complaint and all briefs on the motion were filed with the court on October 9, 2020. The motion to dismiss was granted on December 22, 2022. The False Claims Act claims were dismissed with prejudice, and the state claims were dismissed without prejudice. On January 24, 2023, the relator filed Motions to Reconsider Dismissal and For Leave to Amend the Complaint.
In December 2019, Reliable Pharmacy, together with other retail pharmacies and North Sunflower Medical Center, filed a civil antitrust complaint against multiple generic drug manufacturers, and also included claims against ABDC and H.D. Smith, and other drug distributors and industry participants. The case is filed as a putative class action and plaintiffs purport to represent a class of drug purchasers including other retail pharmacies and healthcare providers. The case has been consolidated for multidistrict litigation proceedings before the United States District Court for the Eastern District of Pennsylvania. The complaint alleges that ABDC, H.D. Smith, and others in the industry participated in a conspiracy to fix prices, allocate markets and rig bids regarding generic drugs. In March 2020, the plaintiffs filed a further amended complaint. On July 15, 2020, the defendants filed a motion to dismiss the complaint. On May 25, 2022, the Court granted the motion to dismiss without prejudice. On July 1, 2022, the plaintiffs filed an amended complaint, again including claims against the Company and other drug distributors and industry participants. On August 21, 2022, the Company and other industry participants filed a motion to dismiss the amended complaint. All briefs on the motion were filed with the court on November 22, 2022.
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
Note 10. Litigation Settlements
Antitrust Settlements
Numerous lawsuits have been filed against certain brand pharmaceutical manufacturers alleging that the manufacturer, by itself or in concert with others, took improper actions to delay or prevent generic drugs from entering the market. These lawsuits are generally brought as class actions. The Company is not typically named as a plaintiff in these lawsuits, but has been a member of the direct purchasers' class (i.e., those purchasers who purchase directly from these pharmaceutical manufacturers). None of the lawsuits have gone to trial, but some have settled in the past with the Company receiving proceeds from the settlement funds. The Company recognized gains related to these lawsuits of $49.9 million the three months ended December 31, 2022. These gains, which are net of attorney fees and estimated payments due to other parties, were recorded as reductions to cost of goods sold in the Company’s Consolidated Statements of Operations.
Note 11.  Fair Value of Financial Instruments
The recorded amounts of the Company's cash and cash equivalents, accounts receivable, and accounts payable as of December 31, 2022 and September 30, 2022 approximate fair value based upon the relatively short-term nature of these financial instruments. Within Cash and Cash Equivalents, the Company had no investments in money market accounts as of December 31, 2022 due to the prefunding of the PharmaLex acquisition (see Note 13) and had $1,602.0 million of investments in money market accounts as of September 30, 2022. The fair value of the money market accounts was determined based upon unadjusted quoted prices in active markets for identical assets, otherwise known as Level 1 inputs.
The recorded amount of long-term debt (see Note 5) and the corresponding fair value as of December 31, 2022 were $4,656.0 million and $4,194.0 million, respectively. The recorded amount of long-term debt and the corresponding fair value as of September 30, 2022 were $4,632.4 million and $4,130.3 million, respectively. The fair value of long-term debt was determined based upon inputs other than quoted prices, otherwise known as Level 2 inputs.
Note 12.  Business Segment Information
    The Company is organized geographically based upon the products and services it provides to its customers and reports its results under two reportable segments: U.S. Healthcare Solutions and International Healthcare Solutions.
Effective October 1, 2022, the chief operating decision maker ("CODM") of the Company is the Executive Vice President and Chief Operating Officer.

The following illustrates reportable and operating segment disaggregated revenue as required by Accounting Standards Codification 606 for the periods indicated:

	Three months ended December 31,
(in thousands)	2022	2021
U.S. Healthcare Solutions:
Human Health	$55,076,613	$51,782,129
Animal Health	1,159,966	1,197,518
Total U.S. Healthcare Solutions	56,236,579	52,979,647
International Healthcare Solutions:
Alliance Healthcare	5,460,691	5,556,671
Other Healthcare Solutions	1,150,587	1,093,111
Total International Healthcare Solutions	6,611,278	6,649,782
Intersegment eliminations	(1,025)	(619)
Revenue	$62,846,832	$59,628,810
The following illustrates reportable segment operating income for the periods indicated:

	Three months ended December 31,
(in thousands)	2022	2021
U.S. Healthcare Solutions	$572,416	$569,087
International Healthcare Solutions	161,282	180,060
Total segment operating income	$733,698	$749,147
The following reconciles total segment operating income to income before income taxes for the periods indicated:

	Three months ended December 31,
(in thousands)	2022	2021
Total segment operating income	$733,698	$749,147
Gains from antitrust litigation settlements	49,899	—
LIFO (expense) credit	(25,050)	44,679
Turkey highly inflationary impact	(3,584)	—
Acquisition-related intangibles amortization	(71,878)	(79,506)
Litigation and opioid-related expenses	(12,706)	(32,635)
Acquisition, integration, and restructuring expenses	(37,236)	(32,334)
Impairment of assets	—	(4,946)
Operating income	633,143	644,405
Other income, net	(6,328)	(5,172)
Interest expense, net	46,016	53,372
Income before income taxes	$593,455	$596,205
Segment operating income is evaluated by the CODM of the Company before gains from antitrust litigation settlements; LIFO (expense) credit; Turkey highly inflationary impact; acquisition-related intangibles amortization; litigation and opioid-related expenses; acquisition, integration, and restructuring expenses; and impairment of assets. All corporate office expenses are allocated to the operating segment level.

Note 13.  Subsequent Events
PharmaLex Acquisition
The Company acquired and assumed control of PharmaLex Holding Gmbh ("PharmaLex") effective January 1, 2023 for €1.381 billion, subject to customary adjustments, including a €27.5 million cash holdback. Subsequent to the signing of the definitive agreement in September 2022 to acquire PharmaLex for €1.28 billion, PharmaLex completed other acquisitions that the Company had agreed to, and, as a result, the Company paid an incremental €101 million at transaction closing. Due to the timing of the acquisition and federal holidays, the Company prefunded $1.438 billion for the acquisition on December 29, 2022, which resulted in a prepaid asset on the Company's Consolidated Balance Sheet as of December 31, 2022. PharmaLex is a leading provider of specialized services for the life sciences industry. PharmaLex's services include regulatory affairs, development consulting and scientific affairs, pharmacovigilance, and quality management and compliance. PharmaLex is headquartered in Germany and operates in over 30 countries. The acquisition will advance the Company's role as a partner of choice for biopharmaceutical partners across the pharmaceutical development and commercialization journey. PharmaLex will be a component of the Company's International Healthcare Solutions reportable segment.
The purchase price has not yet been allocated to the underlying assets acquired and liabilities assumed. The allocation is pending third-party appraisals of intangible assets and the corresponding deferred taxes, as well as other asset and liability account balances.
Company Name Change
On January 24, 2023, the Company announced its intent to change its name to better reflect its bold vision and purpose-driven approach to creating healthier futures. The Company intends to begin operating as Cencora in the second half of calendar year 2023. The new name represents a unified presence that will continue to fuel the Company’s ongoing growth strategy and advance its impact across healthcare. In connection with the name change, the useful lives of certain trade names will be shortened, which will result in additional acquisition-related intangibles amortization expense over the next few years.

Cautionary Note Regarding Forward-Looking Statements
This Quarterly Report on Form 10-Q contains statements that are forward-looking and as such are not historical facts. This includes, without limitation, statements regarding the financial position, business strategy and the plans and objectives of management for our future operations; anticipated trends and prospects in the industries in which our business operates; and new products, services and related strategies. These statements constitute projections, forecasts and forward-looking statements, and are not guarantees of performance. Such statements can be identified by the fact that they do not relate strictly or historical or current facts. When used in this Quarterly Report on Form 10-Q, words such as “aim,” “anticipate,” “believe,” “can,” “continue,” “could,”, “estimate,” "expect," “intend,” “may,” “might,” “on track,” “opportunity,” “plan,” “possible,” “potential,” “predict,” “project,” “seek,” “should,” “strive,” “sustain,” “synergy,” “target,” “will,” “would” and similar expressions are intended to identify forward-looking statements, but the absence of these words does not mean that a statement is not forward-looking. These statements are based on management's current expectations and are subject to uncertainty and changes in circumstances and speak only as of the date hereof. These statements are not guarantees of future performance and are based on assumptions and estimates that could prove incorrect or could cause actual results to vary materially from those indicated.
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

ITEM 2.   Management’s Discussion and Analysis of Financial Condition and Results of Operations
Overview
The following discussion should be read in conjunction with the Consolidated Financial Statements and notes thereto contained herein and in conjunction with the financial statements and related notes included in our Annual Report on Form 10-K for the fiscal year ended September 30, 2022.
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
We are organized geographically based upon the products and services we provide to our customers, and we report our results under two reportable segments: U.S. Healthcare Solutions and International Healthcare Solutions.
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

Recent Developments
PharmaLex Acquisition
We acquired and assumed control of PharmaLex Holding Gmbh ("PharmaLex") effective January 1, 2023 for €1.381 billion, subject to customary adjustments, including a €27.5 million cash holdback. Subsequent to the signing of the definitive agreement in September 2022 to acquire PharmaLex for €1.28 billion, PharmaLex completed other acquisitions that we had agreed to, and, as a result, we paid an incremental €101 million at transaction closing. PharmaLex is a leading provider of specialized services for the life sciences industry. PharmaLex's services include regulatory affairs, development consulting and scientific affairs, pharmacovigilance, and quality management and compliance. PharmaLex is headquartered in Germany and operates in over 30 countries. The acquisition will advance our role as a partner of choice for biopharmaceutical partners across the pharmaceutical development and commercialization journey. PharmaLex will be a component of our International Healthcare Solutions reportable segment.
Company Name Change
On January 24, 2023, we announced our intent to change our name to better reflect our bold vision and purpose-driven approach to creating healthier futures. We intend to begin operating as Cencora in the second half of calendar year 2023. The new name represents a unified presence that will continue to fuel our ongoing growth strategy and advance our impact across healthcare. In connection with the name change, the useful lives of certain trade names will be shortened, which will result in additional acquisition-related intangibles amortization expense over the next few years.
Executive Summary
    This executive summary provides highlights from the results of operations that follow:
•Revenue increased by $3.2 billion, or 5.4%, from the prior year quarter due to growth in our U.S. Healthcare Solutions segment. The U.S. Healthcare Solutions segment grew its revenue by $3.3 billion, or 6.1%, from the prior quarter primarily due to overall market growth driven by unit volume growth and increased sales to specialty physician practices, offset in part by a decline in sales of COVID-19 treatments (primarily commercial treatments). Revenue in International Healthcare Solutions decreased $38.5 million from the prior year quarter due to a decline at Alliance Healthcare, our European distribution business, resulting from unfavorable foreign currency exchange rates in the current year quarter in comparison to the prior year quarter and the June 2022 divestiture of our Brazil specialty business, offset in part by increases in sales in our less-than-wholly-owned Brazil full-line distribution business, our Canada operations, and our global specialty logistics business;
•Gross profit increased by $85.6 million, or 4.2%, from the prior year quarter. Gross profit in the current year quarter was favorably impacted by an increase in gross profit in U.S. Healthcare Solutions and gains from antitrust litigation settlements. The increase was offset in part by last-in, first-out ("LIFO") expense in the current year quarter in comparison to a LIFO credit in the prior year quarter. U.S. Healthcare Solutions gross profit increased by $107.6 million, or 8.4%, from the prior year quarter primarily due to increased sales and a 5-basis point improvement in gross profit margin. Gross profit in International Healthcare Solutions increased by $1.4 million, or 0.2%, from prior year quarter primarily due to our less-than-wholly-owned Brazil full-line distribution business and our global specialty logistics business, and was largely offset by a decrease in our European distribution business resulting from unfavorable foreign currency exchange rates in the current year quarter in comparison to the prior year quarter and the June 2022 divestiture of our Brazil specialty business;
•Total operating expenses increased by $96.9 million, or 6.8%, compared to the prior year quarter primarily as a result of an increase in distribution, selling, and administrative expenses, offset in part by lower litigation and opioid-related expenses in the current year quarter;
•Total segment operating income decreased by $15.4 million, or 2.1%, from the prior year quarter primarily due to the decrease in operating income in the International Healthcare Solutions segment resulting from unfavorable foreign currency exchange rates in the current year quarter in comparison to the prior year quarter; and
•Our effective tax rates were 19.8% and 24.6% for the three months ended December 31, 2022 and 2021, respectively. The effective tax rate for the three months ended December 31, 2022 was lower than the U.S. statutory rate primarily due to the benefit of non-U.S. income taxed at rates lower than the U.S. statutory rate, as well as tax benefits associated with the vesting of restricted stock units and stock option exercises, offset in part by U.S. state income taxes.

Results of Operations
Revenue

	Three months ended December 31,
(dollars in thousands)	2022	2021	Change
U.S. Healthcare Solutions:
Human Health	$55,076,613	$51,782,129	6.4%
Animal Health	1,159,966	1,197,518	(3.1)%
Total U.S. Healthcare Solutions	56,236,579	52,979,647	6.1%
International Healthcare Solutions:
Alliance Healthcare	5,460,691	5,556,671	(1.7)%
Other Healthcare Solutions	1,150,587	1,093,111	5.3%
Total International Healthcare Solutions	6,611,278	6,649,782	(0.6)%
Intersegment eliminations	(1,025)	(619)
Revenue	$62,846,832	$59,628,810	5.4%
Our future revenue growth will continue to be affected by various factors, such as industry growth trends, including drug utilization, the introduction of new, innovative brand therapies, the likely increase in the number of generic drugs and biosimilars that will be available over the next few years as a result of the expiration of certain drug patents held by brand-name pharmaceutical manufacturers and the rate of conversion from brand products to those generic drugs and biosimilars, price inflation and price deflation, general economic conditions in the United States and Europe, currency exchange rates, competition within the industry, customer consolidation, changes in pharmaceutical manufacturer pricing and distribution policies and practices, increased downward pressure on government and other third-party reimbursement rates to our customers, changes in government rules and regulations, and the impact of the COVID-19 pandemic.
Revenue increased by 5.4% from the prior year quarter due to growth in the U.S. Healthcare Solutions segment.
The U.S. Healthcare Solutions segment grew its revenue by $3.3 billion, or 6.1%, from the prior year quarter primarily due to overall market growth driven by unit volume growth and increased sales to specialty physician practices, offset in part by a decline in sales of COVID-19 treatments (primarily commercial treatments).
More specifically, the increase in the U.S. Healthcare Solutions segment revenue was largely attributable to the following (in billions):

Increased sales to specialty physician practices	$0.8
Decreased sales of COVID-19 treatments	$(0.3)
Increased sales to other customers	$2.8
The International Healthcare Solutions' revenue decreased by $38.5 million, or 0.6%, from the prior year quarter primarily due to a decline at Alliance Healthcare, our European distribution business, resulting from unfavorable foreign currency exchange rates in the current year quarter in comparison to the prior year quarter and the June 2022 divestiture of our Brazil specialty business, offset in part by increases in sales in our less-than-wholly-owned Brazil full-line distribution business, our Canada operations, and our global specialty logistics business.
A number of our contracts with customers, including group purchasing organizations, are typically subject to expiration each year. We may lose a significant customer if an existing contract with such customer expires without being extended, renewed, or replaced. During the three months ended December 31, 2022, no significant contracts expired. Over the next twelve months, there are no significant contracts scheduled to expire. Additionally, from time to time, significant contracts may be terminated in accordance with their terms or extended, renewed, or replaced prior to their expiration dates. If those contracts are extended, renewed, or replaced at less favorable terms, they may also negatively impact our revenue, results of operations, and cash flows.

Gross Profit

	Three months ended December 31,
(dollars in thousands)	2022	2021	Change
U.S. Healthcare Solutions	$1,386,148	$1,278,553	8.4%
International Healthcare Solutions	738,540	737,127	0.2%
Gains from antitrust litigation settlements	49,899	—
LIFO (expense) credit	(25,050)	44,679
Turkey highly inflationary impact	(3,584)	—
Gross profit	$2,145,953	$2,060,359	4.2%
    Gross profit increased by $85.6 million, or 4.2%, from the prior year quarter. Gross profit in the current year quarter was favorably impacted by an increase in gross profit in U.S. Healthcare Solutions and gains from antitrust litigation settlements. The increase was offset in part by LIFO expense in the current year quarter in comparison to a LIFO credit in the prior year quarter.
U.S. Healthcare Solutions gross profit increased by $107.6 million, or 8.4%, from the prior year quarter primarily due to increased sales and a 5-basis point improvement in gross profit margin to 2.46% in the current year quarter from 2.41% in the prior year quarter.
Gross profit in International Healthcare Solutions increased by $1.4 million, or 0.2%, from the prior year quarter primarily due to our less-than-wholly-owned Brazil full-line distribution business and our global specialty logistics business, and was largely offset by a decrease in our European distribution business resulting from unfavorable foreign currency exchange rates in the current year quarter in comparison to the prior year quarter and the June 2022 divestiture of our Brazil specialty business.
We recognized gains from antitrust litigation settlements with pharmaceutical manufacturers of $49.9 million in the three months ended December 31, 2022. The gains were recorded as reductions to Cost of Goods Sold (see Note 10 of the Notes to Consolidated Financial Statements).
Our cost of goods sold for interim periods includes a LIFO provision that is recorded ratably on a quarterly basis and is based on our estimated annual LIFO provision. The annual LIFO provision, which we estimate on a quarterly basis, is affected by manufacturer pricing practices, which may be impacted by market and other external influences, expected changes in inventory quantities, and product mix, many of which are difficult to predict. Changes to any of the above factors may have a material impact on our annual LIFO provision. The $25.1 million LIFO expense in the current year quarter is primarily due to higher brand pharmaceutical inflation and inventory product mix, offset in part by greater generic pharmaceutical deflation.
Operating Expenses

	Three months ended December 31,
(dollars in thousands)	2022	2021	Change
Distribution, selling, and administrative	$1,290,928	$1,170,110	10.3%
Depreciation and amortization	171,940	175,929	(2.3)%
Litigation and opioid-related expenses	12,706	32,635
Acquisition, integration, and restructuring expenses	37,236	32,334
Impairment of assets	—	4,946
Total operating expenses	$1,512,810	$1,415,954	6.8%
Distribution, selling, and administrative expenses increased by $120.8 million, or 10.3%, compared to prior year quarter primarily to support revenue growth in U.S. Healthcare Solutions and included inflationary impacts on certain operating expenses. As a percentage of revenue, distribution, selling, and administrative expenses were 2.05% in the current year quarter and represented a 9-basis point increase compared to the prior year quarter.
Depreciation expense increased 4.1% from the prior year quarter. Amortization expense decreased 9.9% from the prior year quarter primarily due to favorable foreign currency exchange rates in the current year quarter in comparison to the prior year quarter.

Litigation and opioid-related expenses in the three months ended December 31, 2022 included legal fees in connection with opioid lawsuits and investigations. Litigation and opioid-related expenses in the three months ended December 31, 2021 included a $6.8 million accrual related to opioid litigation settlements and $25.8 million of legal fees in connection with opioid lawsuits and investigations.
Acquisition, integration, and restructuring expenses in the three months ended December 31, 2022 included $21.0 million of acquisition-related deal and integration costs primarily related to the integration of Alliance Healthcare, $12.9 million related to our business transformation efforts, and $3.3 million of other restructuring initiatives and severance.
Acquisition, integration, and restructuring expenses in the three months ended December 31, 2021 included $21.4 million of acquisition-related deal and integration costs primarily related to the integration of Alliance Healthcare, $6.6 million of other restructuring initiatives and severance, and $4.3 million related to our business transformation efforts.
Operating Income

	Three months ended December 31,
(dollars in thousands)	2022	2021	Change
U.S. Healthcare Solutions	$572,416	$569,087	0.6%
International Healthcare Solutions	161,282	180,060	(10.4)%
Total segment operating income	733,698	749,147	(2.1)%

Gains from antitrust litigation settlements	49,899	—
LIFO (expense) credit	(25,050)	44,679
Turkey highly inflationary impact	(3,584)	—
Acquisition-related intangibles amortization	(71,878)	(79,506)
Litigation and opioid-related expenses	(12,706)	(32,635)
Acquisition, integration, and restructuring expenses	(37,236)	(32,334)
Impairment of assets	—	(4,946)
Operating income	$633,143	$644,405	(1.7)%
Segment operating income is evaluated before gains from antitrust litigation settlements; LIFO (expense) credit; Turkey highly inflationary impact; acquisition-related intangibles amortization; litigation and opioid-related expenses; acquisition, integration, and restructuring expenses; and impairment of assets.
U.S. Healthcare Solutions' operating income increased by $3.3 million, or 0.6%, from prior year quarter primarily due to the increase in gross profit, as noted above, and was largely offset in part by the increase in operating expenses. As a percentage of revenue, U.S. Healthcare Solutions' operating income margin was 1.02% in the current year quarter ended and represented a decline of 5 basis points compared to the prior year quarter primarily due to the increase in operating expenses.
Operating income in International Healthcare Solutions decreased by $18.8 million, or 10.4%, from the prior year quarter primarily due to a decrease in operating income in our European distribution business resulting from unfavorable foreign currency exchange rates in the current year quarter in comparison to the prior year quarter and the June 2022 divestiture of our Brazil specialty business.
Interest Expense, Net
Interest expense, net and the respective weighted average interest rates in the three months ended December 31, 2022 and 2021 are as follows:

	2022		2021
(dollars in thousands)	Amount	Weighted Average Interest Rate	Amount	Weighted Average Interest Rate
Interest expense	$60,806	3.21%	$56,632	2.58%
Interest income	(14,790)	2.86%	(3,260)	0.88%
Interest expense, net	$46,016		$53,372
Interest expense, net decreased by $7.4 million, or 13.8%, from the prior year quarter primarily due to the increase in interest income. The increase in interest income was primarily due to higher investment interest rates and higher average investment cash balances in the current year quarter compared to the prior year quarter. The increase in interest income was offset in part by an increase in interest expense that was primarily driven by an increase in interest rates associated with our domestic variable-rate debt.
Income Tax Expense
Our effective tax rates were 19.8% and 24.6% for the three months ended December 31, 2022 and 2021, respectively. The effective tax rate for the three months ended December 31, 2022 was lower than the U.S. statutory rate primarily due to the benefit of non-U.S. income taxed at rates lower than the U.S. statutory rate, as well as tax benefits associated with the vesting of restricted stock units and stock option exercises, offset in part by U.S. state income taxes. The effective tax rate in the three months ended December 31, 2021 was higher than the U.S. statutory rate primarily due to U.S. state income taxes as well as discrete tax expense associated with foreign valuation allowance adjustments.
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
Cash Flows
As of December 31, 2022 and September 30, 2022, our cash and cash equivalents held by foreign subsidiaries were $830.6 million and $688.4 million, respectively. We have the ability to repatriate the majority of our cash and cash equivalents held by our foreign subsidiaries without incurring significant additional taxes upon repatriation.
We have increased seasonal needs related to our inventory build during the December and March quarters that, depending on our cash balance, may require the use of our credit facilities to fund short-term capital needs. Our cash balances in the three months ended December 31, 2022 and 2021 were supplemented by intra-period credit facility borrowings to cover short-term working capital needs. The largest amount of intra-period borrowings under our revolving and securitization credit facilities that was outstanding at any one time during the three months ended December 31, 2022 and 2021 was $1,315.0 million and $266.4 million, respectively. We had $1,558.1 million and $710.8 million of cumulative intra-period borrowings that were repaid under our credit facilities during the three months ended December 31, 2022 and 2021, respectively.
During the three months ended December 31, 2022, our operating activities provided cash of $710.1 million in comparison to $863.4 million in the prior year quarter. Cash provided by operations during the three months ended December 31, 2022 was principally the result of the following:
•An increase in accounts payable of $1,381.1 million primarily due to the increase in our inventory balances and the timing of scheduled payments to our suppliers;
•Net income of $476.2 million; and
•Positive non-cash items of $242.9 million, which is primarily comprised of depreciation expense of $100.3 million and amortization expense of $75.1 million.
The cash provided by the above items was offset in part by the following:
•An increase in inventories of $1,178.0 million to support the increase in business volume and due to seasonal needs; and
•A decrease in accrued expenses of $233.6 million primarily due to the payment of accrual liabilities that were on our Consolidated Balance Sheet as of September 30, 2022.
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

•Net income of $449.4 million; and
•Positive non-cash items of $221.7 million, which is primarily comprised of depreciation expense of $96.9 million and amortization expense of $83.5 million.
The cash provided by the above items was offset in part by the following:
•An increase in inventories of $990.0 million to support the increase in business volume and due to seasonal needs; and
•A decrease in accrued expenses of $314.7 million primarily due to the payment of accrual liabilities that were on our Consolidated Balance Sheet as of September 30, 2021.
We use days sales outstanding, days inventory on hand, and days payable outstanding to evaluate our working capital performance. The below financial metrics are calculated based upon a quarterly average and can be impacted by the timing of cash receipts and disbursements, which can vary significantly depending upon the day of the week on which the month ends.

	Three months ended December 31,
	2022	2021
Days sales outstanding	27.5	28.1
Days inventory on hand	27.4	28.2
Days payable outstanding	59.4	59.2
Our cash flows from operating activities can vary significantly from period to period based upon fluctuations in our period-end working capital account balances. Additionally, any changes to payment terms with a significant customer or manufacturer supplier could have a material impact to our cash flows from operations. Operating cash flows during the three months ended December 31, 2022 included $63.1 million of interest payments and $30.3 million of income tax payments, net of refunds. Operating cash flows during the three months ended December 31, 2021 included $51.9 million of interest payments and $43.7 million of income tax payments, net of refunds.
Capital expenditures in the three months ended December 31, 2022 and 2021 were $75.7 million and $79.7 million, respectively. Significant capital expenditures in the three months ended December 31, 2022 and 2021 included investments in various technology initiatives, including technology investments at Alliance Healthcare.
We currently expect to invest approximately $500 million for capital expenditures during fiscal 2023. Larger 2023 capital expenditures will include investments relating to various technology initiatives, including technology investments at Alliance Healthcare and those needed to comply with new regulatory requirements.
In addition to capital expenditures, net cash used in investing activity in the three months ended December 31, 2022 included $1,438.1 million for the prefunding of our acquisition of PharmaLex (see Note 13 of the Notes to Consolidated Financial Statements).
Net cash used in financing activities in the three months ended December 31, 2022 principally resulted from $807.2 million in purchases of our common stock and $99.7 million in cash dividends paid on our common stock.
Net cash used in financing activities in the three months ended December 31, 2021 principally resulted from $100.5 million in cash dividends paid on our common stock.

Debt and Credit Facility Availability
The following table illustrates our debt structure as of December 31, 2022, including availability under the multi-currency revolving credit facility, the receivables securitization facility, the revolving credit note, the money market facility, the Alliance Healthcare debt, and the overdraft facility:

(in thousands)	Outstanding Balance	Additional Availability
Fixed-Rate Debt:
0.737% senior notes due 2023	$673,866	$—
$500,000, 3.400% senior notes due 2024	499,316	—
$500,000, 3.250% senior notes due 2025	498,517	—
$750,000, 3.450% senior notes due 2027	745,833	—
$500,000, 2.800% senior notes due 2030	495,501	—
$1,000,000, 2.700% senior notes due 2031	990,760	—
$500,000, 4.250% senior notes due 2045	495,216	—
$500,000, 4.300% senior notes due 2047	493,354	—
Nonrecourse debt	55,392	—
Total fixed-rate debt	4,947,755	—

Variable-Rate Debt:
Multi-currency revolving credit facility due 2027	—	2,400,000
Receivables securitization facility due 2025	350,000	1,100,000
Revolving credit note	—	75,000
Overdraft facility due 2024 (£10,000)	—	12,083
Money market facility	—	100,000
Alliance Healthcare debt	270,258	113,671
Nonrecourse debt	76,291	—
Total variable-rate debt	696,549	3,800,754
Total debt	$5,644,304	$3,800,754
We have a $2.4 billion multi-currency senior unsecured revolving credit facility ("Multi-Currency Revolving Credit Facility") with a syndicate of lenders, which is scheduled to expire in October 2027. Interest on borrowings under the Multi-Currency Revolving Credit Facility accrues at specified rates based on our debt rating and ranges from 80.5 basis points to 122.5 basis points over SOFR/EURIBOR/CDOR/RFR, as applicable (102.5 basis points over SOFR/EURIBOR/CDOR/RFR as of December 31, 2022) and from 0 basis points to 22.5 basis points over the alternate base rate and Canadian prime rate, as applicable. We pay facility fees to maintain the availability under the Multi-Currency Revolving Credit Facility at specified rates based on our debt rating, ranging from 7 basis points to 15.0 basis points, annually, of the total commitment (10 basis points as of December 31, 2022). We may choose to repay or reduce our commitments under the Multi-Currency Revolving Credit Facility at any time. The Multi-Currency Revolving Credit Facility contains covenants, including compliance with a financial leverage ratio test, as well as others that impose limitations on, among other things, indebtedness of subsidiaries and asset sales, with which we were compliant as of December 31, 2022.
We have a commercial paper program whereby we may from time to time issue short-term promissory notes in an aggregate amount of up to $2.4 billion at any one time. Amounts available under the program may be borrowed, repaid, and re-borrowed from time to time. The maturities on the notes will vary, but may not exceed 365 days from the date of issuance. The notes will bear interest, if interest bearing, or will be sold at a discount from their face amounts. The commercial paper program does not increase our borrowing capacity as it is fully backed by our Multi-Currency Revolving Credit Facility. There were no borrowings outstanding under our commercial paper program as of December 31, 2022.
We have a $1,450 million receivables securitization facility ("Receivables Securitization Facility"), which is scheduled to expire in October 2025. We have available to us an accordion feature whereby the commitment on the Receivables Securitization Facility may be increased by up to $250 million, subject to lender approval, for seasonal needs during the December and March quarters. Interest rates are based on prevailing market rates for short-term commercial paper or 30-day Term SOFT plus a program fee. We pay a customary unused fee at prevailing market rates, annually, to maintain the availability under the Receivables Securitization Facility. The Receivables Securitization Facility contains similar covenants to the Multi-Currency Revolving Credit Facility, with which we were compliant as of December 31, 2022.
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
Alliance Healthcare debt is comprised of uncommitted revolving credit facilities in various currencies with various rates. A majority of the outstanding borrowings were held in Egypt (which is 50% owned) as of December 31, 2022. These facilities are used to fund its working capital needs.
Nonrecourse debt is comprised of short-term and long-term debt belonging to the Brazil subsidiary and is repaid solely from the Brazil subsidiary' cash flows and such debt agreements provide that the repayment of the loans (and interest thereon) is secured solely by the capital stock, physical assets, contracts, and cash flows of the Brazil subsidiary.
Share Purchase Programs and Dividends
In May 2022, our board of directors authorized a share repurchase program allowing us to purchase up to $1.0 billion of our outstanding shares of common stock, subject to market conditions. In the three months ended December 31, 2022, we purchased $778.8 million of our common stock, including $700 million from Walgreens Boots Alliance, Inc. These purchases excluded $28.4 million of purchases in September 2022 that cash settled in October 2022. As of December 31, 2022, we had $182.5 million of availability remaining under this program.
In November 2022, our board of directors increased the quarterly dividend paid on common stock by 5% from $0.460 per share to $0.485 per share. We anticipate that we will continue to pay quarterly cash dividends in the future. However, the payment and amount of future dividends remains within the discretion of our board of directors and will depend upon future earnings, financial condition, capital requirements, and other factors.
Commitments and Obligations
As discussed and defined in Note 9 of the Notes to Consolidated Financial Statements, on July 21, 2021, it was announced that we and the two other national pharmaceutical distributors had negotiated a Distributor Settlement Agreement. The Distributor Settlement Agreement became effective on April 2, 2022, and as of December 31 2022, it included 48 of 49 eligible states (the “Settling States”) as well as 99% by population of the eligible political subdivisions in the Settling States. Pursuant to the Distributor Settlement Agreement and related agreements with Settling States, we will pay up to approximately $6.4 billion over 18 years. Our estimated liability related to the State of Alabama (with whom we have not reached a settlement agreement), as well as other opioid-related litigation for which we have reached settlement agreements is approximately $0.4 billion. We have a $5.9 billion liability on our Consolidated Balance Sheet as of December 31, 2022 for litigation relating to our comprehensive opioid settlement as well as other opioid-related litigation. The payment of the aforementioned litigation liability has not and is not expected to have an impact on our ability to pay dividends.
The following is a summary of our contractual obligations for future principal and interest payments on our debt, minimum rental payments on our noncancellable operating leases, and minimum payments on our other commitments as of December 31, 2022:

Payments Due by Period (in thousands)	Debt, Including Interest Payments	Operating Leases	Other Commitments	Total
Within 1 year	$1,167,924	$198,659	$123,770	$1,490,353
1-3 years	1,716,006	342,652	135,481	2,194,139
4-5 years	994,938	259,516	57,782	1,312,236
After 5 years	3,434,922	448,967	—	3,883,889
Total	$7,313,790	$1,249,794	$317,033	$8,880,617
The 2017 Tax Act requires a one-time transition tax to be recognized on historical foreign earnings and profits. We expect to pay $157.1 million, net of overpayments and tax credits, related to the transition tax as of December 31, 2022, which is payable in installments over a six-year period, and commenced in January 2021. The transition tax commitment is included in "Other Commitments" in the above table.
Our liability for uncertain tax positions was $553.5 million (including interest and penalties) as of December 31, 2022. This liability represents an estimate of tax positions that we have taken in our tax returns which may ultimately not be sustained upon examination by taxing authorities. Since the amount and timing of any future cash settlements cannot be predicted with reasonable certainty, the estimated liability has been excluded from the above contractual obligations table. Our liability for uncertain tax positions as of December 31, 2022 primarily includes an uncertain tax benefit related to the legal accrual for litigation related to the distribution of prescription opioid pain medications, as disclosed in Note 9 of the Notes to Consolidated Financial Statements.
Market Risks
We have exposure to foreign currency and exchange rate risk from our non-U.S. operations. Our largest exposure to foreign exchange rates exists primarily with the U.K. Pound Sterling, the Euro, the Turkish Lira, the Egyptian Pound, the Brazilian Real, and the Canadian Dollar. We use forward contracts to hedge against the foreign currency exchange rate impact on certain intercompany receivable and payable balances. We may use derivative instruments to hedge our foreign currency exposure, but not for speculative or trading purposes. Revenue from our foreign operations during the three months ended December 31, 2022 was approximately 11% of our consolidated revenue.
We have market risk exposure to interest rate fluctuations relating to our debt. We manage interest rate risk by using a combination of fixed-rate and variable-rate debt. The amount of variable-rate debt fluctuates during the year based on our working capital requirements. We had $696.5 million of variable-rate debt outstanding as of December 31, 2022. We periodically evaluate financial instruments to manage our exposure to fixed and variable interest rates. However, there are no assurances that such instruments will be available in the combinations we want and/or on terms acceptable to us. There were no such financial instruments in effect as of December 31, 2022.
We also have market risk exposure to interest rate fluctuations relating to our cash and cash equivalents. We had $1,692.2 million in cash and cash equivalents as of December 31, 2022. The unfavorable impact of a hypothetical decrease in interest rates on cash and cash equivalents would be partially offset by the favorable impact of such a decrease on variable-rate debt. For every $100 million of cash invested that is in excess of variable-rate debt, a 10-basis point decrease in interest rates would increase our annual net interest expense by $0.1 million.
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
Recent elevated levels of inflation in the global and U.S. economies have impacted certain operating expenses. If elevated levels of inflation persist or increase, our operations and financial results could be adversely affected, particularly in certain global markets.
We have risks from other geopolitical trends and events, such as the Russia-Ukraine war. Although the long-term implications of Russia’s invasion of Ukraine are difficult to predict at this time, the financial impact of the conflict has not been material.

ITEM 3.  Quantitative and Qualitative Disclosures About Market Risk
The Company’s most significant market risks are the effects of foreign currency risk, changing interest rates, and changes in the price and volatility of the Company’s common stock. See the discussion under the heading "Market Risks," which is incorporated by reference herein.
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
Changes in Internal Control over Financial Reporting
During the first quarter of fiscal 2023, there was no change in AmerisourceBergen Corporation’s internal control over financial reporting identified in connection with the evaluation required by Rule 13a-15(d) and 15d-15(d) of the Exchange Act that occurred during the quarter ended December 31, 2022 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II.  OTHER INFORMATION

ITEM 1.  Legal Proceedings
See Note 9 (Legal Matters and Contingencies) of the Notes to Consolidated Financial Statements set forth under Item 1 of Part I of this report for the Company’s current description of legal proceedings.
ITEM 1A.  Risk Factors
Our significant business risks are described in Item 1A to Form 10-K for the fiscal year ended September 30, 2022 to which reference is made herein.
ITEM 2.  Unregistered Sales of Equity Securities and Use of Proceeds
(c) Issuer Purchases of Equity Securities
The following table sets forth the number of shares purchased, the average price paid per share, the total number of shares purchased as part of publicly announced programs, and the approximate dollar value of shares that may yet be purchased under the programs during each month in the first fiscal quarter ended December 31, 2022. See Note 6, "Stockholders' Equity and Earnings per Share," contained in "Notes to Condensed Consolidated Financial Statements" in Part I, Item 1 of this Quarterly Report on Form 10-Q for additional information.

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Programs	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Programs
October 1 to October 31	568,467	$138.65	568,467	$882,525,377
November 1 to November 30	3,666,812	$153.89	3,234,153	$382,525,323
December 1 to December 31	1,216,993	$165.09	1,211,534	$182,525,290
Total	5,452,272		5,014,154
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

10.1
Form of Restricted Stock Unit Award Agreement to Employee under the AmerisourceBergen Corporation 2022 Omnibus Incentive Plan (incorporated by reference to Exhibit 10.23 to the Registrant's Annual Report on Form 10-K for the fiscal year ended September 30, 2022).

10.2
Form of Performance Share Award Agreement to Employee under the AmerisourceBergen Corporation 2022 Omnibus Incentive Plan (incorporated by reference to Exhibit 10.24 to the Registrant's Annual Report on Form 10-K for the fiscal year ended September 30, 2022).

10.3
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

10.4
Amended and Restated Credit Agreement, dated as of October 27, 2022, among AmerisourceBergen Corporation, the borrowing subsidiaries party thereto, the lenders party thereto, and JPMorgan Chase Bank, N.A., as Administrative Agent (incorporated by reference to Exhibit 10.1 to the Registrant's Current Report on Form 8-K filed on October 27, 2022).

10.5
Share Repurchase Agreement, dated as of November 6, 2022, by and between AmerisourceBergen Corporation and Walgreens Boots Alliance Holdings LLC (incorporated by reference to Exhibit 10.1 to the Registrant's Current Report on Form 8-K filed on November 10, 2022).

10.6
Share Repurchase Agreement, dated as of December 8, 2022, by and between AmerisourceBergen Corporation and Walgreens Boots Alliance Holdings LLC (incorporated by reference to Exhibit 10.1 to the Registrant's Current Report on Form 10-K filed on December 12, 2022).

31.1	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer.

31.2	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer.

32	Section 1350 Certifications of Chief Executive Officer and Chief Financial Officer.

101	Financial statements from the Quarterly Report on Form 10-Q of AmerisourceBergen Corporation for the quarter ended December 31, 2022, formatted in Inline Extensible Business Reporting Language (iXBRL): (i) the Consolidated Balance Sheets, (ii) the Consolidated Statements of Operations, (iii) the Consolidated Statements of Comprehensive Income, (iv) the Consolidated Statements of Changes in Stockholders' Equity, (v) the Consolidated Statements of Cash Flows, and (vi) the Notes to Consolidated Financial Statements.

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).

SIGNATURES

    Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

AMERISOURCEBERGEN CORPORATION

February 1, 2023	/s/ Steven H. Collis
Steven H. Collis
Chairman, President & Chief Executive Officer

February 1, 2023	/s/ James F. Cleary
James F. Cleary
Executive Vice President & Chief Financial Officer