Form 10-Q
period 2023-03-31
AMERISOURCEBERGEN CORP
filed 2023-05-02
CIK 1140859

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE QUARTERLY PERIOD ENDED March 31, 2023
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

The number of shares of common stock of AmerisourceBergen Corporation outstanding as of April 30, 2023 was 202,466,004.

AMERISOURCEBERGEN CORPORATION

PART I. FINANCIAL INFORMATION
ITEM I. Financial Statements (Unaudited)
AMERISOURCEBERGEN CORPORATION AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

(in thousands, except share and per share data)	March 31, 2023	September 30, 2022
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$1,539,406	$3,388,189
Accounts receivable, less allowances for returns and credit losses: $1,571,210 as of March 31, 2023 and $1,626,729 as of September 30, 2022	19,491,097	18,452,675
Inventories	16,955,245	15,556,394
Right to recover assets	1,480,545	1,532,061
Income tax receivable	35,348	172,568
Prepaid expenses and other	488,000	487,871
Total current assets	39,989,641	39,589,758

Property and equipment, net	2,149,937	2,135,003
Goodwill	9,633,540	8,503,886
Other intangible assets	4,884,843	4,332,737
Deferred income taxes	228,524	237,571
Other assets	1,879,698	1,761,661

TOTAL ASSETS	$58,766,183	$56,560,616

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$42,734,822	$40,192,890
Accrued expenses and other	2,069,996	2,214,592
Short-term debt	266,279	1,070,473
Total current liabilities	45,071,097	43,477,955

Long-term debt	4,666,532	4,632,360
Accrued income taxes	272,292	320,274
Deferred income taxes	1,741,795	1,620,413
Other liabilities	1,055,255	976,583
Accrued litigation liability	5,448,075	5,461,758
Commitments and contingencies (Note 10)

Stockholders’ equity:
Common stock, $0.01 par value - authorized, issued, and outstanding: 600,000,000 shares, 294,377,098 shares, and 202,410,686 shares as of March 31, 2023, respectively, and 600,000,000 shares, 292,700,490 shares, and 206,203,817 shares as of September 30, 2022, respectively	2,944	2,927
Additional paid-in capital	5,770,242	5,658,733
Retained earnings	3,691,314	2,977,646
Accumulated other comprehensive loss	(1,316,138)	(1,830,970)
Treasury stock, at cost: 91,966,412 shares as of March 31, 2023 and 86,496,673 shares as of September 30, 2022	(7,866,676)	(7,019,895)
Total AmerisourceBergen Corporation stockholders' equity (deficit)	281,686	(211,559)
Noncontrolling interests	229,451	282,832
Total stockholders' equity	511,137	71,273

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$58,766,183	$56,560,616

See notes to consolidated financial statements.

AMERISOURCEBERGEN CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Three months ended March 31,		Six months ended March 31,
(in thousands, except per share data)	2023	2022	2023	2022
Revenue	$63,457,205	$57,719,446	$126,304,037	$117,348,256
Cost of goods sold	61,161,763	55,484,366	121,862,642	113,052,817
Gross profit	2,295,442	2,235,080	4,441,395	4,295,439
Operating expenses:
Distribution, selling, and administrative	1,321,087	1,203,238	2,612,015	2,373,348
Depreciation	100,681	96,498	200,223	192,083
Amortization	140,785	78,792	213,183	159,136
Litigation and opioid-related expenses	15,813	52,090	28,519	84,725
Acquisition-related deal and integration expenses	59,113	11,790	80,109	33,140
Restructuring and other expenses	97,444	12,515	113,684	23,499
Impairment of assets	—	—	—	4,946
Operating income	560,519	780,157	1,193,662	1,424,562
Other income, net	(15,720)	(948)	(22,048)	(6,120)
Interest expense, net	64,109	52,916	110,125	106,288
Income before income taxes	512,130	728,189	1,105,585	1,324,394
Income tax expense	83,917	172,944	201,202	319,733
Net income	428,213	555,245	904,383	1,004,661
Net loss (income) attributable to noncontrolling interests	7,189	(7,231)	10,764	(7,542)
Net income attributable to AmerisourceBergen Corporation	$435,402	$548,014	$915,147	$997,119

Earnings per share:
Basic	$2.15	$2.62	$4.50	$4.77
Diluted	$2.13	$2.59	$4.46	$4.71

Weighted average common shares outstanding:
Basic	202,316	209,244	203,188	208,900
Diluted	204,256	211,991	205,306	211,580

Cash dividends declared per share of common stock	$0.485	$0.460	$0.970	$0.920

See notes to consolidated financial statements.

AMERISOURCEBERGEN CORPORATION AND SUBSIDIARIES
 CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited)

	Three months ended March 31,		Six months ended March 31,
(in thousands)	2023	2022	2023	2022
Net income	$428,213	$555,245	$904,383	$1,004,661
Other comprehensive income (loss)
Foreign currency translation adjustments	79,144	(193,782)	475,218	(572,243)
Other, net	1,586	(304)	(1,123)	(977)
Total other comprehensive income (loss)	80,730	(194,086)	474,095	(573,220)
Total comprehensive income	508,943	361,159	1,378,478	431,441
Comprehensive loss attributable to noncontrolling interests	22,239	3,819	51,501	5,301
Comprehensive income attributable to AmerisourceBergen Corporation	$531,182	$364,978	$1,429,979	$436,742

See notes to consolidated financial statements.

AMERISOURCEBERGEN CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
(Unaudited)

(in thousands, except per share data)	Common Stock	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Treasury Stock	Noncontrolling Interests	Total
December 31, 2022	$2,942	$5,737,106	$3,357,678	$(1,411,918)	$(7,863,939)	$251,690	$73,559
Net income (loss)	—	—	435,402	—	—	(7,189)	428,213
Other comprehensive income (loss)	—	—	—	95,780	—	(15,050)	80,730
Cash dividends, $0.485 per share	—	—	(101,766)	—	—	—	(101,766)
Exercises of stock options	1	9,848	—	—	—	—	9,849
Share-based compensation expense	—	23,499	—	—	—	—	23,499
Employee tax withholdings related to restricted share vesting	—	—	—	—	(2,737)	—	(2,737)
Other, net	1	(211)	—	—	—	—	(210)
March 31, 2023	$2,944	$5,770,242	$3,691,314	$(1,316,138)	$(7,866,676)	$229,451	$511,137

(in thousands, except per share data)	Common Stock	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Treasury Stock	Noncontrolling Interests	Total
December 31, 2021	$2,920	$5,546,614	$2,019,077	$(822,783)	$(6,504,282)	$359,575	$601,121
Net income	—	—	548,014	—	—	7,231	555,245
Other comprehensive loss	—	—	—	(183,036)	—	(11,050)	(194,086)
Cash dividends, $0.460 per share	—	—	(97,382)	—	—	—	(97,382)
Exercises of stock options	4	34,032	—	—	—	—	34,036
Share-based compensation expense	—	19,645	—	—	—	—	19,645
Purchases of common stock	—	—	—	—	(11,396)	—	(11,396)
Employee tax withholdings related to restricted share vesting	—	—	—	—	(646)	—	(646)
Other, net	—	(472)	—	—	—	—	(472)
March 31, 2022	$2,924	$5,599,819	$2,469,709	$(1,005,819)	$(6,516,324)	$355,756	$906,065

See notes to consolidated financial statements.

AMERISOURCEBERGEN CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
(Unaudited)

(in thousands, except per share data)	Common Stock	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Treasury Stock	Noncontrolling Interests	Total
September 30, 2022	$2,927	$5,658,733	$2,977,646	$(1,830,970)	$(7,019,895)	$282,832	$71,273
Net income (loss)	—	—	915,147	—	—	(10,764)	904,383
Other comprehensive income (loss)	—	—	—	514,832	—	(40,737)	474,095
Cash dividends, $0.970 per share	—	—	(201,479)	—	—	—	(201,479)
Exercises of stock options	4	31,708	—	—	—	—	31,712
Share-based compensation expense	—	79,132	—	—	—	—	79,132
Purchases of common stock	—	—	—	—	(778,827)	—	(778,827)
Employee tax withholdings related to restricted share vesting	—	—	—	—	(67,954)	—	(67,954)
Other, net	13	669	—	—	—	(1,880)	(1,198)
March 31, 2023	$2,944	$5,770,242	$3,691,314	$(1,316,138)	$(7,866,676)	$229,451	$511,137

(in thousands, except per share data)	Common Stock	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Treasury Stock	Noncontrolling Interests	Total
September 30, 2021	$2,907	$5,465,104	$1,670,513	$(445,442)	$(6,469,728)	$361,057	$584,411
Net income	—	—	997,119	—	—	7,542	1,004,661
Other comprehensive loss	—	—	—	(560,377)	—	(12,843)	(573,220)
Cash dividends, $0.920 per share	—	—	(197,923)	—	—	—	(197,923)
Exercises of stock options	8	72,965	—	—	—	—	72,973
Share-based compensation expense	—	62,565	—	—	—	—	62,565
Purchases of common stock	—	—	—	—	(11,396)	—	(11,396)
Employee tax withholdings related to restricted share vesting	—	—	—	—	(35,200)	—	(35,200)
Other, net	9	(815)	—	—	—	—	(806)
March 31, 2022	$2,924	$5,599,819	$2,469,709	$(1,005,819)	$(6,516,324)	$355,756	$906,065

See notes to consolidated financial statements.

AMERISOURCEBERGEN CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Six months ended March 31,
(in thousands)	2023	2022
OPERATING ACTIVITIES
Net income	$904,383	$1,004,661
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation, including amounts charged to cost of goods sold	201,674	194,407
Amortization, including amounts charged to interest expense	218,508	165,629
Provision for credit losses	9,462	7,406
(Benefit) provision for deferred income taxes	(61,725)	51,750
Share-based compensation expense	79,132	62,565
LIFO expense (credit)	79,320	(60,738)
Impairment of assets	—	4,946
Other, net	1,469	(2,545)
Changes in operating assets and liabilities, excluding the effects of acquisitions:
Accounts receivable	(861,202)	(527,521)
Inventories	(1,413,515)	(215,479)
Income taxes receivable	142,441	86,590
Prepaid expenses and other assets	56,787	67,847
Accounts payable	2,391,172	598,411
Accrued expenses	(260,297)	(134,656)
Long-term accrued litigation liability	(13,683)	(26,494)
Income taxes payable and other liabilities	(134,338)	(146,783)
NET CASH PROVIDED BY OPERATING ACTIVITIES	1,339,588	1,129,996
INVESTING ACTIVITIES
Capital expenditures	(178,581)	(209,343)
Cost of acquired companies, net of cash acquired	(1,409,681)	(124,158)
Other, net	(11,633)	(3,663)
NET CASH USED IN INVESTING ACTIVITIES	(1,599,895)	(337,164)
FINANCING ACTIVITIES
Loan borrowings	68,133	68,159
Senior notes and loan repayments	(757,695)	(317,299)
Borrowings under revolving and securitization credit facilities	35,784,977	3,855,847
Repayments under revolving and securitization credit facilities	(35,780,516)	(3,815,497)
Purchases of common stock	(807,214)	(11,396)
Exercises of stock options	31,712	72,973
Cash dividends on common stock	(201,479)	(197,923)
Employee tax withholdings related to restricted share vesting	(67,954)	(35,200)
Other, net	(3,355)	(4,251)
NET CASH USED IN FINANCING ACTIVITIES	(1,733,391)	(384,587)
EFFECT OF EXCHANGE RATE CHANGES ON CASH, CASH EQUIVALENTS, AND RESTRICTED CASH	88,822	(5,055)
(DECREASE) INCREASE IN CASH, CASH EQUIVALENTS, AND RESTRICTED CASH, INCLUDING CASH CLASSIFIED WITHIN ASSETS HELD FOR SALE	(1,904,876)	403,190
LESS: INCREASE IN CASH CLASSIFIED WITHIN ASSETS HELD FOR SALE	—	(516)
(DECREASE) INCREASE IN CASH, CASH EQUIVALENTS, AND RESTRICTED CASH	(1,904,876)	402,674
Cash, cash equivalents, and restricted cash at beginning of period	3,593,539	3,070,128
CASH, CASH EQUIVALENTS, AND RESTRICTED CASH AT END OF PERIOD	$1,688,663	$3,472,802

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
The accompanying unaudited consolidated financial statements have been prepared in conformity with U.S. generally accepted accounting principles ("GAAP") for interim financial information and in accordance with the instructions to Form 10-Q, and Rule 10-01 of Regulation S-X. In the opinion of management, all adjustments (consisting only of normal recurring accruals, except as otherwise disclosed herein) considered necessary to present fairly the financial position as of March 31, 2023 and the results of operations and cash flows for the interim periods ended March 31, 2023 and 2022 have been included. Certain information and footnote disclosures normally included in financial statements presented in accordance with U.S. GAAP, but which are not required for interim reporting purposes, have been omitted. The accompanying unaudited consolidated financial statements should be read in conjunction with the financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the fiscal year ended September 30, 2022.
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
The following represents a reconciliation of cash and cash equivalents in the Consolidated Balance Sheets to cash, cash equivalents, and restricted cash used in the Consolidated Statements of Cash Flows:

(amounts in thousands)	March 31, 2023	September 30, 2022	March 31, 2022	September 30, 2021
	(unaudited)		(unaudited)
Cash and cash equivalents	$1,539,406	$3,388,189	$2,960,759	$2,547,142
Restricted cash (included in Prepaid Expenses and Other)	87,740	144,980	452,014	462,986
Restricted cash (included in Other Assets)	61,517	60,370	60,029	60,000
Cash, cash equivalents, and restricted cash	$1,688,663	$3,593,539	$3,472,802	$3,070,128
Recently Adopted Accounting Pronouncements
As of March 31, 2023, there were no recently-issued accounting standards that may have a material impact on the Company’s financial position, results of operations, cash flows, or notes to the financial statements upon their adoption.

Note 2. Acquisition
The Company acquired and assumed control of PharmaLex Holding Gmbh ("PharmaLex") effective January 1, 2023 for $1.473 billion, subject to customary adjustments, including a $29.3 million cash holdback. PharmaLex is a leading provider of specialized services for the life sciences industry. PharmaLex's services include regulatory affairs, development consulting and scientific affairs, pharmacovigilance, and quality management and compliance. PharmaLex is headquartered in Germany and operates in over 30 countries. The acquisition advances the Company's role as a partner of choice for biopharmaceutical partners across the pharmaceutical development and commercialization journey. PharmaLex is a component of the Company's International Healthcare Solutions reportable segment.
The purchase price has been preliminarily allocated to the underlying assets acquired, including $37.5 million of cash and cash equivalents, and liabilities assumed based upon their estimated fair values as of the date of the acquisition. The preliminary allocation is pending the final valuation of the intangible assets and the corresponding deferred taxes, as well as finalization of the working capital account balances and lease right-of-use assets and liabilities.
The purchase price exceeded the current estimated fair value of the net tangible and intangible assets acquired by $1,016.7 million, which was allocated to goodwill. Goodwill resulting from this acquisition is not expected to be deductible for income tax purposes.
The estimated fair value of the intangible assets acquired of $558.9 million, and the estimated useful lives are as follows:

(in thousands, except useful lives)	Fair Value	Useful Lives
Customer relationships	$522,634	12
Trade names	30,931	5
Software technology	5,333	6
Total	$558,898
The Company established an estimated deferred tax liability of $146.0 million primarily in connection with the intangible assets acquired.
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
The following assets and liabilities of Profarma are included in the Company's Consolidated Balance Sheets:

(in thousands)	March 31, 2023	September 30, 2022
Cash and cash equivalents	$19,366	$23,144
Accounts receivables, net	199,993	192,930
Inventories	214,652	207,858
Prepaid expenses and other	66,845	63,982
Property and equipment, net	41,406	35,554
Other intangible assets	64,536	66,568
Other long-term assets	76,849	71,327
Total assets	$683,647	$661,363

Accounts payable	$249,248	$215,515
Accrued expenses and other	45,164	47,952
Short-term debt	21,871	60,851
Long-term debt	96,981	64,918
Deferred income taxes	22,512	25,801
Other long-term liabilities	54,690	52,417
Total liabilities	$490,466	$467,454

Profarma's assets can only be used to settle its obligations, and its creditors do not have recourse to the general credit of the Company.
Note 4.  Income Taxes
The Company files income tax returns in U.S. federal, state, and various foreign jurisdictions. As of March 31, 2023, the Company had unrecognized tax benefits, defined as the aggregate tax effect of differences between tax return positions and the benefits recognized in the Company’s financial statements, of $528.3 million ($464.5 million, net of federal benefit). If recognized, $446.3 million of these tax benefits would have reduced income tax expense and the effective tax rate. Included in this amount is $20.5 million of interest and penalties, which the Company records in Income Tax Expense in the Company's Consolidated Statements of Operations. In the six months ended March 31, 2023, unrecognized tax benefits decreased by $24.9 million. Over the next 12 months, tax authority audit resolutions and the expiration of statutes of limitations are not expected to result in a reduction of unrecognized tax benefits.
The Company's effective tax rates were 16.4% and 18.2% for the three and six months ended March 31, 2023, respectively. The Company's effective tax rates were 23.7% and 24.1% for the three and six months ended March 31, 2022, respectively. The effective tax rate for the three and six months ended March 31, 2023 was lower than the U.S. statutory rate primarily due to the benefit of non-U.S. income taxed at rates lower than the U.S. statutory rate, benefits from tax authority audit resolutions, and tax benefits associated with the vesting of restricted stock units and stock option exercises, offset in part by U.S. state income taxes. The effective tax rate in the three and six months ended March 31, 2022 was higher than the U.S. statutory rate primarily due to U.S. state income taxes as well as discrete tax expense associated with foreign valuation allowance adjustments, offset in part by the benefit of non-U.S. income taxed at rates lower than the U.S. statutory rate.
Note 5.  Goodwill and Other Intangible Assets
The following is a summary of the changes in the carrying value of goodwill, by reportable segment, for the six months ended March 31, 2023:

(in thousands)	U. S. Healthcare Solutions	International Healthcare Solutions	Total
Goodwill as of September 30, 2022	$6,280,240	$2,223,646	$8,503,886
Goodwill recognized in connection with acquisitions	—	1,020,013	1,020,013
Foreign currency translation	2,895	106,746	109,641
Goodwill as of March 31, 2023	$6,283,135	$3,350,405	$9,633,540
The following is a summary of other intangible assets:

	March 31, 2023				September 30, 2022
(in thousands)	Weighted Average Remaining Useful Life	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Indefinite-lived trade names		$17,000	$—	$17,000	$667,932	$—	$667,932
Finite-lived:
Customer relationships	15 years	4,955,699	(1,082,350)	3,873,349	4,226,547	(931,961)	3,294,586
Trade names and other	4 years	1,249,458	(254,964)	994,494	542,346	(172,127)	370,219
Total other intangible assets		$6,222,157	$(1,337,314)	$4,884,843	$5,436,825	$(1,104,088)	$4,332,737
On January 24, 2023, the Company announced its intent to change its name to better reflect its bold vision and purpose-driven approach to creating healthier futures. The Company intends to begin operating as Cencora in the second half of calendar year 2023. The new name represents a unified presence that will continue to fuel the Company's ongoing growth strategy and advance its impact across healthcare. In connection with the Company's name change, it evaluated and shortened the useful lives of certain trade names. The Company also reclassified $651.0 million of trade names from indefinite-lived to finite-lived trade names. The revised useful lives of these trade names, all of which were acquired through prior acquisitions made by the Company, range from less than one year to three years. The below future amortization expense amounts reflect the impact of the intangible assets' revised useful lives.
Amortization expense for finite-lived intangible assets was $140.8 and $78.8 million in the three months ended March 31, 2023 and 2022, respectively. Amortization expense for finite-lived intangible assets was $213.2 million and $159.1 million in the six months ended March 31, 2023 and 2022, respectively. Amortization expense for finite-lived intangible assets is estimated to be $548.6 million in fiscal 2023, $656.5 million in fiscal 2024, $530.9 million in fiscal 2025, $359.0 million in fiscal 2026, $300.5 million in fiscal 2027, and $2,685.5 million thereafter.
Note 6.  Debt
Debt consisted of the following:

(in thousands)	March 31, 2023	September 30, 2022
Multi-currency revolving credit facility due 2027	$—	$—
Receivables securitization facility due 2025	350,000	350,000
Revolving credit note	—	—
Overdraft facility due 2024 (£10,000)	—	—
Money market facility	—	—
0.737% senior notes due 2023	—	672,736
$500,000, 3.400% senior notes due 2024	499,437	499,195
$500,000, 3.250% senior notes due 2025	498,687	498,347
$750,000, 3.450% senior notes due 2027	746,043	745,622
$500,000, 2.800% senior notes due 2030	495,653	495,348
$1,000,000, 2.700% senior notes due 2031	991,040	990,480
$500,000, 4.250% senior notes due 2045	495,270	495,162
$500,000, 4.300% senior notes due 2047	493,421	493,288
Alliance Healthcare debt	244,408	336,886
Nonrecourse debt	118,852	125,769
Total debt	4,932,811	5,702,833
Less AmerisourceBergen Corporation current portion	—	672,736
Less Alliance Healthcare current portion	244,408	336,886
Less nonrecourse current portion	21,871	60,851
Total, net of current portion	$4,666,532	$4,632,360
Multi-Currency Revolving Credit Facility
    The Company has a $2.4 billion multi-currency senior unsecured revolving credit facility ("Multi-Currency Revolving Credit Facility") with a syndicate of lenders, which is scheduled to expire in October 2027. Interest on borrowings under the Multi-Currency Revolving Credit Facility accrues at specified rates based on the Company’s debt rating and ranges from 80.5 basis points to 122.5 basis points over SOFR/EURIBOR/CDOR/RFR, as applicable (102.5 basis points over SOFR/EURIBOR/CDOR/RFR as of March 31, 2023) and from 0 basis points to 22.5 basis points over the alternate base rate and Canadian prime rate, as applicable. The Company pays facility fees to maintain the availability under the Multi-Currency Revolving Credit Facility at specified rates based on its debt rating, ranging from 7 basis points to 15 basis points, annually, of the total commitment (10 basis points as of March 31, 2023). The Company may choose to repay or reduce its commitments under the Multi-Currency Revolving Credit Facility at any time. The Multi-Currency Revolving Credit Facility contains covenants, including compliance with a financial leverage ratio test, as well as others that impose limitations on, among other things, indebtedness of subsidiaries and asset sales, with which the Company was compliant as of March 31, 2023.
Commercial Paper Program
    The Company has a commercial paper program whereby it may from time to time issue short-term promissory notes in an aggregate amount of up to $2.4 billion at any one time. Amounts available under the program may be borrowed, repaid, and re-borrowed from time to time. The maturities on the notes will vary, but may not exceed 365 days from the date of issuance. The notes will bear interest, if interest bearing, or will be sold at a discount from their face amounts. The commercial paper program does not increase the Company’s borrowing capacity as it is fully backed by the Company’s Multi-Currency Revolving Credit Facility. There were no borrowings outstanding under the commercial paper program as of March 31, 2023.
Receivables Securitization Facility
The Company has a $1,450 million receivables securitization facility ("Receivables Securitization Facility"), which is scheduled to expire in October 2025. The Company has available to it an accordion feature whereby the commitment on the Receivables Securitization Facility may be increased by up to $250 million, subject to lender approval, for seasonal needs during the December and March quarters. Interest rates are based on prevailing market rates for short-term commercial paper or 30-day Term SOFR, plus a program fee. The Company pays a customary unused fee at prevailing market rates, annually, to maintain the availability under the Receivables Securitization Facility. The Receivables Securitization Facility contains similar covenants to the Multi-Currency Revolving Credit Facility, with which the Company was compliant as of March 31, 2023.
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
Senior Notes
In March 2023, the remaining balance of $675 million on the original $1.5 billion of 0.737% senior notes matured and was repaid.
Alliance Healthcare Debt
Alliance Healthcare debt is comprised of uncommitted revolving credit facilities in various currencies with various rates. A majority of the outstanding borrowings were held in Egypt (which is 50% owned) as of March 31, 2023. These facilities are used to fund its working capital needs.
Nonrecourse Debt
Nonrecourse debt is comprised of short-term and long-term debt belonging to the Brazil subsidiary and is repaid solely from the Brazil subsidiary's cash flows and such debt agreements provide that the repayment of the loans (and interest thereon) is secured solely by the capital stock, physical assets, contracts, and cash flows of the Brazil subsidiary.
Note 7.  Stockholders’ Equity and Earnings per Share
In May 2022, the Company's board of directors authorized a share repurchase program allowing the Company to purchase up to $1.0 billion of its outstanding shares of common stock, subject to market conditions. In the six months ended March 31, 2023, the Company purchased 5.0 million shares of its common stock for a total of $778.8 million, including 4.4 million shares from Walgreens Boots Alliance, Inc. ("WBA") for $700 million. These purchases excluded $28.4 million of purchases in September 2022 that cash settled in October 2022. As of March 31, 2023, the Company had $182.5 million of availability remaining under this program.
In March 2023, the Company's board of directors authorized a new share repurchase program allowing the Company to purchase up to $1.0 billion of its outstanding shares of common stock, subject to market conditions. No shares were purchased under this program as of March 31, 2023.
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

    The following illustrates the components of diluted weighted average shares outstanding for the periods indicated:

	Three months ended March 31,		Six months ended March 31,
(in thousands)	2023	2022	2023	2022
Weighted average common shares outstanding - basic	202,316	209,244	203,188	208,900
Dilutive effect of stock options and restricted stock units	1,940	2,747	2,118	2,680
Weighted average common shares outstanding - diluted	204,256	211,991	205,306	211,580
The potentially dilutive stock options and restricted stock units that were antidilutive for the three months ended March 31, 2023 and 2022 were 3 thousand and 32 thousand, respectively. The potentially dilutive stock options and restricted stock units that were antidilutive for the six months ended March 31, 2023 and 2022 were 187 thousand and 202 thousand, respectively.
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
Revenue from the various agreements and arrangements with WBA was $16.8 billion and $33.0 billion in the three and six months ended March 31, 2023, respectively. Revenue from the various agreements and arrangements with WBA was $15.4 billion and $31.6 billion in the three and six months ended March 31, 2022, respectively. The Company’s receivable from WBA, net of incentives, was $7.2 billion and $7.0 billion as of March 31, 2023 and September 30, 2022, respectively.
Note 9. Restructuring and Other Expenses
    The following illustrates the expenses incurred by the Company for restructuring and other items for the periods indicated:

	Three months ended March 31,		Six months ended March 31,
(in thousands)	2023	2022	2023	2022
Restructuring and employee severance costs	$43,531	$8,579	$46,851	$15,221
Business transformation efforts	15,703	3,936	28,623	8,278
Other expenses	38,210	—	38,210	—
Total restructuring and other expenses	$97,444	$12,515	$113,684	$23,499
Restructuring and employee severance costs in the three and six months ended March 31, 2023 primarily included expenses incurred in connection with a workforce reduction in the Company's U.S. Healthcare Solutions reportable segment.
Business transformation efforts in the three and six months ended March 31, 2023 included rebranding costs associated with the Company's name change to Cencora and non-recurring expenses related to significant strategic initiatives to improve operational efficiency. The majority of these costs related to services provided by third-party consultants, including certain technology initiatives.
Business transformation efforts in the three and six months ended March 31, 2022 primarily related to costs associated with reorganizing the Company to further align the organization to its customers' needs. The majority of these costs related to services provided by third-party consultants, including certain technology initiatives.
In the three months ended March 31, 2023, one of the Company’s foreign business units experienced a cybersecurity event that impacted a standalone legacy information technology platform in one country and the foreign business unit's ability to operate in that country for approximately two weeks. In connection with this isolated event, the Company incurred costs to restore the foreign business unit's operations in that country, which was recorded in Other expenses in the above table. The majority of Other expenses in the three and six months ended March 31, 2023 related to the cybersecurity event.

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
An initial group of cases was consolidated for Multidistrict Litigation ("MDL") proceedings before the United States District Court for the Northern District of Ohio (the "Court") in December 2017. In April 2018, the Court issued an order creating a litigation track, which included dispositive motion practice, discovery, and trials in certain bellwether jurisdictions. In November 2019 and January 2020, the Court filed Suggestions of Remand with the Judicial Panel on Multidistrict Litigation that identified four cases filed against the Company for potential transfer from the MDL back to federal courts in California, Oklahoma, and West Virginia for the completion of discovery, motion practice, and trial. All four cases were remanded to those federal district courts. Trial in the two consolidated cases in West Virginia commenced in May 2021 and concluded in July 2021. On July 4, 2022, the court entered judgment in favor of the defendants, including the Company. The plaintiffs filed an appeal of the court’s decision on August 2, 2022. The Oklahoma case, in which the plaintiff was the Cherokee Nation, was resolved through a settlement with the Cherokee Nation, as announced on September 28, 2021. The California case, in which the plaintiff was the City and County of San Francisco, was resolved pursuant to the comprehensive settlement described below (the "Distributor Settlement Agreement"), and all claims against the Company have been dismissed in both cases.
On July 21, 2021, the Company announced that it and the two other national pharmaceutical distributors had negotiated a Distributor Settlement Agreement that, if all conditions were satisfied, would result in the resolution of a substantial majority of opioid lawsuits filed by state and local governmental entities. The Distributor Settlement Agreement became effective on April 2, 2022, and as of March 31, 2023, it included 48 of 49 eligible states (the "Settling States"), as well as 99% by population of the eligible political subdivisions in the Settling States. Pursuant to the Distributor Settlement Agreement and related agreements with Settling States, the Company will pay up to approximately $6.4 billion over 18 years and comply with other requirements, including establishment of a clearinghouse that will consolidate data from all three national distributors. The exact payment amount will depend on several factors, including the extent to which states take action to foreclose opioid lawsuits by subdivisions (e.g., laws barring opioid lawsuits by subdivisions). West Virginia and its subdivisions and Native American tribes are not a part of the Distributor Settlement Agreement and the Company has reached separate agreements with these groups.
On July 25, 2022, the State of Alabama amended its complaint in a pending state court action against another distributor in order to add the Company as a party. The trial in the Alabama state court is scheduled to begin in February 2024.
The Company’s accrued litigation liability related to the Distributor Settlement Agreement, including an estimate for the State of Alabama (with whom the Company has not reached a settlement agreement), as well as other opioid-related litigation for which it has reached settlement agreements, as described above, was $5.9 billion as of March 31, 2023 and $6.0 billion as of September 30, 2022. The Company currently estimates that $434.2 million will be paid prior to March 31, 2024, which is recorded in Accrued Expenses and Other on the Company’s Consolidated Balance Sheet. The remaining long-term liability of $5.4 billion is recorded in Accrued Litigation Liability on the Company's Consolidated Balance Sheet. While the Company has accrued its estimated liability for opioid litigation, it is unable to estimate the range of possible loss associated with the matters that are not included in the accrual. Because loss contingencies are inherently unpredictable and unfavorable developments or resolutions can occur, the assessment is highly subjective and requires judgments about future events. The Company regularly reviews opioid litigation matters to determine whether its accrual is adequate. The amount of ultimate loss may differ materially from the amount accrued to date. Until such time as otherwise resolved, the Company will continue to litigate and prepare for trial and to vigorously defend itself in all such matters. Since these matters are still developing, the Company is unable to predict the outcome, but the result of these lawsuits could include excessive monetary verdicts and/or injunctive relief that may affect the Company’s operations.
Other lawsuits regarding the distribution of prescription opioid pain medications have been filed by: third-party payors and similar entities; hospitals; hospital groups; and individuals, including cases styled as putative class actions. These lawsuits, which have been and continue to be filed in federal and state courts, generally allege violations of controlled substance laws and various other statutes as well as common law claims, including negligence, public nuisance, and unjust enrichment, and seek equitable relief and monetary damages. Motion practice and active discovery are ongoing in many of these cases. In Alabama, discovery is proceeding for a jury trial scheduled to begin on July 24, 2023 that will include up to eight plaintiff hospitals. The Company, as well as additional pharmaceutical distributors and manufacturers, will be defendants in the July trial. Ongoing and additional litigation is anticipated in cases filed by subdivisions that are not participating in the Distributor Settlement Agreement, as well as in cases filed by non-governmental or non-political entities, including hospitals, third-party payors, and individuals, among others. Certain cases related to opioids filed in various state courts have trial dates scheduled in 2024 and later, although all such dates are subject to change. The Company is vigorously defending itself in the pending lawsuits and intends to vigorously defend itself against any threatened lawsuits or enforcement proceedings.
Since July 2017, the Company has received subpoenas from several U.S. Attorney’s Offices, including grand jury subpoenas from the U.S. Attorney's Office for the District of New Jersey ("USAO-NJ") and the U.S. Attorney's Office for the Eastern District of New York ("USAO-EDNY"). Those subpoenas requested the production of a broad range of documents pertaining to the Company’s distribution of controlled substances through its various subsidiaries, including ABDC, and its diversion control programs. The Company produced documents in response to the subpoenas and engaged in discussions with the various U.S. Attorney’s Offices, including the Health Care and Government Fraud Unit of the Criminal Division of the USAO-NJ, the U.S. Department of Justice Consumer Protection Branch and the U.S. Drug Enforcement Administration, in an attempt to resolve these matters. On December 29, 2022, the Department of Justice filed a civil Complaint against the Company, ABDC, and Integrated Commercialization Services, LLC ("ICS"), a subsidiary of the Company, alleging violations of the Controlled Substances Act. Specifically, the Complaint alleges that the Company negligently failed to report suspicious orders to the Drug Enforcement Administration. In the Complaint, the Department of Justice seeks civil penalties and injunctive relief. This Complaint relates to the aforementioned and previously-disclosed investigations. On March 30, 2023, the Company filed a motion to dismiss the Complaint in its entirety on behalf of itself, ABDC, and ICS. The Company denies the allegations in the Complaint and intends to defend itself vigorously in the litigation.
Shareholder Securities Litigation
On October 11, 2019, Teamsters Local 443 Health Services & Insurance Plan, St. Paul Electrical Construction Pension Plan, St. Paul Electrical Construction Workers Supplemental Pension Plan (2014 Restatement), Retirement Medical Funding Plan for the St. Paul Electrical Workers, and San Antonio Fire & Police Pension Fund filed a complaint for a purported derivative action in the Delaware Court of Chancery against the Company and certain of its current and former officers and directors (collectively, “Defendants”). The complaint alleges that the Defendants breached their fiduciary duties by failing to oversee the compliance by certain of the Company’s subsidiaries (including the Company’s former subsidiary Medical Initiatives, Inc. ("MII")) with federal regulations, allegedly resulting in the payment of fines and penalties in connection with the settlements with the USAO-EDNY in fiscal 2017 and 2018 that resolved claims arising from MII's pre-filled syringe program. In December 2019, Defendants filed a motion to dismiss the complaint. After briefing and oral argument, on August 24, 2020 the Delaware Court of Chancery denied Defendants' motion to dismiss. On September 24, 2020, the Board of Directors of the Company established a Special Litigation Committee to conduct an investigation concerning the plaintiffs’ allegations, and on November 10, 2020, the Delaware Court of Chancery granted the Special Litigation Committee’s motion to stay the litigation pending its investigation. On September 22, 2021, the Special Litigation Committee filed its report under seal and moved to dismiss the case. The Special Litigation Committee’s motion to dismiss the case is fully briefed and awaiting oral argument.
On December 30, 2021, Lebanon County Employees' Retirement Fund and Teamsters Local 443 Health Services & Insurance Plan filed a complaint for a purported derivative action in the Delaware Court of Chancery against the Company and certain of its current officers and directors. The complaint alleges claims for breach of fiduciary duty allegedly arising from the

Board’s and certain officers' oversight of the Company’s controlled substance diversion control programs. The defendants moved to dismiss the complaint on March 29, 2022. On December 22, 2022, the Court of Chancery granted the motion to dismiss. On January 9, 2023, the Plaintiffs filed a Motion for Relief from Judgment and Order Pursuant to Rule 60(b) from the Chancery Court’s judgment. On January 20, 2023, the Plaintiffs also appealed the ruling to the Delaware Supreme Court. On March 21, 2023 the Court of Chancery denied the Plaintiffs' Motion for Relief from Judgement and Order Pursuant to Rule 60(b).
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
In January 2017, U.S. Bioservices Corporation ("U.S. Bio"), a former subsidiary of the Company, received a subpoena for information from the USAO-EDNY relating to its activities in connection with billing for products and making returns of potential overpayments to government payers. A filed qui tam complaint related to the investigation was unsealed in April 2019 and the relator filed an amended complaint under seal in the U.S. District Court for the Eastern District of New York. In December 2019, the government filed a notice that it was declining to intervene. The court ordered that the relator's complaint against the Company and other defendants, including AmerisourceBergen Specialty Group, LLC, be unsealed. The relator's complaint alleged violations of the federal False Claims Act and the false claims acts of various states. The relator filed a second amended complaint, removing one state false claims act count. The Company filed a motion to dismiss the second amended complaint and all briefs on the motion were filed with the court on October 9, 2020. The motion to dismiss was granted on December 22, 2022. The False Claims Act claims were dismissed with prejudice, and the state claims were dismissed without prejudice. On January 24, 2023, the relator filed Motions to Reconsider Dismissal and For Leave to Amend the Complaint. Response briefs on those motions were filed by the Company and all briefing was completed on February 15, 2023.
In December 2019, Reliable Pharmacy, together with other retail pharmacies and North Sunflower Medical Center, filed a civil antitrust complaint against multiple generic drug manufacturers, and also included claims against ABDC and H.D. Smith, and other drug distributors and industry participants. The case is filed as a putative class action and plaintiffs purport to represent a class of drug purchasers including other retail pharmacies and healthcare providers. The case has been consolidated for multidistrict litigation proceedings before the United States District Court for the Eastern District of Pennsylvania. The complaint alleges that ABDC, H.D. Smith, and others in the industry participated in a conspiracy to fix prices, allocate markets and rig bids regarding generic drugs. In March 2020, the plaintiffs filed a further amended complaint. On July 15, 2020, the defendants filed a motion to dismiss the complaint. On May 25, 2022, the Court granted the motion to dismiss without prejudice. On July 1, 2022, the plaintiffs filed an amended complaint, again including claims against ABDC, H.D. Smith, and other drug distributors and industry participants. On August 21, 2022, the Company and other industry participants filed a motion to dismiss the amended complaint. All briefs on the motion were filed with the court on November 22, 2022.
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
Note 11. Litigation Settlements
Antitrust Settlements
Numerous lawsuits have been filed against certain brand pharmaceutical manufacturers alleging that the manufacturer, by itself or in concert with others, took improper actions to delay or prevent generic drugs from entering the market. These lawsuits are generally brought as class actions. The Company is not typically named as a plaintiff in these lawsuits, but has been a member of the direct purchasers' class (i.e., those purchasers who purchase directly from these pharmaceutical manufacturers). None of the lawsuits have gone to trial, but some have settled in the past with the Company receiving proceeds from the settlement funds. The Company recognized gains related to these lawsuits of $49.9 million in the six months ended March 31, 2023 and $1.8 million in three and six months ended March 31, 2022. These gains, which are net of attorney fees and estimated payments due to other parties, were recorded as reductions to cost of goods sold in the Company’s Consolidated Statements of Operations.

Note 12.  Fair Value of Financial Instruments
The recorded amounts of the Company's cash and cash equivalents, accounts receivable, and accounts payable as of March 31, 2023 and September 30, 2022 approximate fair value based upon the relatively short-term nature of these financial instruments. Within Cash and Cash Equivalents, the Company had $476.0 million of investments in money market accounts as of March 31, 2023 and had $1,602.0 million of investments in money market accounts as of September 30, 2022. The fair value of the money market accounts was determined based upon unadjusted quoted prices in active markets for identical assets, otherwise known as Level 1 inputs.
The recorded amount of long-term debt (see Note 6) and the corresponding fair value as of March 31, 2023 were $4,666.5 million and $4,325.7 million, respectively. The recorded amount of long-term debt and the corresponding fair value as of September 30, 2022 were $4,632.4 million and $4,130.3 million, respectively. The fair value of long-term debt was determined based upon inputs other than quoted prices, otherwise known as Level 2 inputs.
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
Effective October 1, 2022, the chief operating decision maker ("CODM") of the Company is the Executive Vice President and Chief Operating Officer.
The following illustrates reportable and operating segment disaggregated revenue as required by Accounting Standards Codification 606 for the periods indicated:

	Three months ended March 31,		Six months ended March 31,
(in thousands)	2023	2022	2023	2022
U.S. Healthcare Solutions:
Human Health	$55,453,964	$49,770,781	$110,530,577	$101,552,910
Animal Health	1,239,492	1,171,982	2,399,458	2,369,500
Total U.S. Healthcare Solutions	56,693,456	50,942,763	112,930,035	103,922,410
International Healthcare Solutions:
Alliance Healthcare	5,560,936	5,609,472	11,021,627	11,166,143
Other Healthcare Solutions	1,203,999	1,168,219	2,354,586	2,261,330
Total International Healthcare Solutions	6,764,935	6,777,691	13,376,213	13,427,473
Intersegment eliminations	(1,186)	(1,008)	(2,211)	(1,627)
Revenue	$63,457,205	$57,719,446	$126,304,037	$117,348,256
The following illustrates reportable segment operating income for the periods indicated:

	Three months ended March 31,		Six months ended March 31,
(in thousands)	2023	2022	2023	2022
U.S. Healthcare Solutions	$756,137	$729,542	$1,328,553	$1,298,629
International Healthcare Solutions	175,991	187,068	337,273	367,128
Total segment operating income	$932,128	$916,610	$1,665,826	$1,665,757

The following reconciles total segment operating income to income before income taxes for the periods indicated:

	Three months ended March 31,		Six months ended March 31,
(in thousands)	2023	2022	2023	2022
Total segment operating income	$932,128	$916,610	$1,665,826	$1,665,757
Gains from antitrust litigation settlements	—	1,835	49,899	1,835
LIFO (expense) credit	(54,270)	16,059	(79,320)	60,738
Turkey highly inflationary impact	(4,855)	—	(8,439)	—
Acquisition-related intangibles amortization	(140,114)	(77,952)	(211,992)	(157,458)
Litigation and opioid-related expenses	(15,813)	(52,090)	(28,519)	(84,725)
Acquisition-related deal and integration expenses	(59,113)	(11,790)	(80,109)	(33,140)
Restructuring and other expenses	(97,444)	(12,515)	(113,684)	(23,499)
Impairment of assets	—	—	—	(4,946)
Operating income	560,519	780,157	1,193,662	1,424,562
Other income, net	(15,720)	(948)	(22,048)	(6,120)
Interest expense, net	64,109	52,916	110,125	106,288
Income before income taxes	$512,130	$728,189	$1,105,585	$1,324,394
Segment operating income is evaluated by the CODM of the Company before gains from antitrust litigation settlements; LIFO (expense) credit; Turkey highly inflationary impact; acquisition-related intangibles amortization; litigation and opioid-related expenses; acquisition-related deal and integration expenses; and restructuring and other expenses; and impairment of assets. All corporate office expenses are allocated to the operating segment level.
Note 14. Subsequent Event
On April 20, 2023, the Company and TPG, a global alternative asset management firm, announced an agreement to acquire OneOncology, a network of leading oncology practices. The Company will invest approximately $685 million (representing approximately 35%) in a joint venture formed to acquire OneOncology for approximately $2.1 billion, and TPG will acquire the majority interest in the joint venture.
The transaction is expected to close by the end of September 2023 and is subject to the satisfaction of customary closing conditions, including receipt of required regulatory approvals.

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS
This Quarterly Report on Form 10-Q contains statements that are forward-looking and as such are not historical facts. This includes, without limitation, statements regarding the financial position, business strategy and the plans and objectives of management for our future operations; anticipated trends and prospects in the industries in which our business operates; and new products, services and related strategies. These statements constitute projections, forecasts and forward-looking statements, and are not guarantees of performance. Such statements can be identified by the fact that they do not relate strictly to historical or current facts. When used in this Quarterly Report on Form 10-Q, words such as “aim,” “anticipate,” “believe,” “can,” “continue,” “could,”, “estimate,” "expect," “intend,” “may,” “might,” “on track,” “opportunity,” “plan,” “possible,” “potential,” “predict,” “project,” “seek,” “should,” “strive,” “sustain,” “synergy,” “target,” “will,” “would” and similar expressions are intended to identify forward-looking statements, but the absence of these words does not mean that a statement is not forward-looking. These statements are based on management's current expectations and are subject to uncertainty and changes in circumstances and speak only as of the date hereof. These statements are not guarantees of future performance and are based on assumptions and estimates that could prove incorrect or could cause actual results to vary materially from those indicated.
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
•the possibility that various conditions to the consummation of the acquisition of OneOncology may not be satisfied or that their satisfaction may be delayed; uncertainties as to the timing of the consummation of the acquisition of OneOncology;
•unexpected costs, charges or expenses resulting from the acquisitions of PharmaLex and OneOncology;
•the integration of the Alliance Healthcare and PharmaLex businesses into the Company being more difficult, time consuming or costly than expected;
•the Company's, Alliance Healthcare's, PharmaLex's or OneOncology's failure to achieve expected or targeted future financial and operating performance and results;
•the effects of disruption from acquisitions and related strategic transactions on the respective businesses of the Company, Alliance Healthcare, PharmaLex, and OneOncology and the fact that acquisitions and related strategic transactions may make it more difficult to establish or maintain relationships with employees, suppliers and other business partners;

•the acquisition of businesses, including the acquisitions of the Alliance Healthcare, PharmaLex, and OneOncology businesses and related strategic transactions, that do not perform as expected, or that are difficult to integrate or control, or the inability to capture all of the anticipated synergies related thereto or to capture the anticipated synergies within the expected time period;
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
•risks generally associated with data privacy regulation and the protection and international transfer of personal data;
•regulatory and legal implications relating to the March 2023 cybersecurity event sustained by one of the Company's foreign business units in one country;
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
International Healthcare Solutions Segment
The International Healthcare Solutions reportable segment consists of businesses that focus on international pharmaceutical wholesale and related service operations and global commercialization services. The International Healthcare Solutions reportable segment distributes pharmaceuticals, other healthcare products, and related services to healthcare providers, including pharmacies, doctors, health centers and hospitals primarily in Europe. It is a leading global specialty transportation and logistics provider for the biopharmaceutical industry. It is also a leading provider of specialized services, including regulatory affairs, development consulting and scientific affairs, pharmacovigilance, and quality management and compliance, for the life sciences industry. In Canada, the business drives innovative partnerships with manufacturers, providers, and pharmacies to improve product access and efficiency throughout the healthcare supply chain.

Recent Developments
PharmaLex Acquisition
We acquired and assumed control of PharmaLex Holding Gmbh ("PharmaLex") effective January 1, 2023 for $1.473 billion, subject to customary adjustments, including a $29.3 million cash holdback. PharmaLex is a leading provider of specialized services for the life sciences industry. PharmaLex's services include regulatory affairs, development consulting and scientific affairs, pharmacovigilance, and quality management and compliance. PharmaLex is headquartered in Germany and operates in over 30 countries. The acquisition advances our role as a partner of choice for biopharmaceutical partners across the pharmaceutical development and commercialization journey. PharmaLex is a component of our International Healthcare Solutions reportable segment.
Company Name Change
On January 24, 2023, we announced our intent to change our name to better reflect our bold vision and purpose-driven approach to creating healthier futures. We intend to begin operating as Cencora in the second half of calendar year 2023. The new name represents a unified presence that will continue to fuel our ongoing growth strategy and advance our impact across healthcare.
OneOncology Investment
On April 20, 2023, we and TPG, a global alternative asset management firm, announced an agreement to acquire OneOncology, a network of leading oncology practices. We will invest approximately $685 million (representing approximately 35%) in a joint venture formed to acquire OneOncology for approximately $2.1 billion, and TPG will acquire the majority interest in the joint venture.
The transaction is expected to close by the end of September 2023 and is subject to the satisfaction of customary closing conditions, including receipt of required regulatory approvals.

Executive Summary
    This executive summary provides highlights from the results of operations that follow:
•Revenue increased by $5.7 billion, or 9.9%, from the prior year quarter and $9.0 billion, or 7.6%, from the prior year six-month period due to growth in our U.S. Healthcare Solutions segment. The U.S. Healthcare Solutions segment grew its revenue by $5.8 billion, or 11.3%, from the prior quarter and $9.0 billion, or 8.7%, from the prior year six-month period due to overall market growth primarily driven by unit volume growth, including increased sales to our two largest customers and increased sales of specialty products to physician practices and health systems, offset in part by a decrease in sales of COVID-19 treatments (primarily commercial treatments). Revenue in International Healthcare Solutions decreased $12.8 million, from the prior year quarter and $51.3 million from the prior year six-month period. The decrease from the prior year quarter and six-month period was primarily due to the June 2022 divestiture of our Brazil specialty business and a decrease in sales at Alliance Healthcare, our European distribution business, resulting from unfavorable foreign currency exchange rates in the current year periods in comparison to the prior year periods, offset in part by incremental revenue resulting from our January 2023 acquisition of PharmaLex and increased revenue from our less-than-wholly-owned Brazil full-line distribution business;
•Gross profit increased by $60.4 million, or 2.7%, from the prior year quarter and $146.0 million, or 3.4% from the prior year six-month period. Gross profit in the current year quarter and six-month period was favorably impacted by an increase in gross profit in both reportable segments. The six-month period was also favorably impacted by an increase in gains from antitrust litigation settlements. The increases were offset in part by last-in, first-out ("LIFO") expense in the current year periods in comparison to a LIFO credit in the prior year periods. U.S. Healthcare Solutions gross profit increased by $89.3 million, or 6.1%, from the prior year quarter and $196.9 million, or 7.2%, from the prior year six-month period due to increased sales. Gross profit in International Healthcare Solutions increased by $48.1 million, or 6.4%, from the prior year quarter and $49.5 million, or 3.3%, from the prior year six-month period primarily due to the January 2023 acquisition of PharmaLex, increases in our global specialty logistics business, and our less-than-wholly-owned Brazil full-line distribution business, offset in part by the June 2022 divestiture of our Brazil specialty business and a decrease in our European distribution business resulting from unfavorable foreign currency exchange rates in the current year periods in comparison to the prior year periods;
•Total operating expenses increased by $280.0 million, or 19.2%, compared to the prior year quarter and $376.9 million, or 13.1%, from the prior year six-month period primarily as a result of an increase in distribution, selling, and administrative expenses, restructuring and other expenses, and amortization expense;
•Total segment operating income increased by $15.5 million, or 1.7%, from the prior year quarter was flat from the prior year six-month period as increases in operating income in the U.S. Healthcare Solutions segment were offset in part by decreases in operating income in the International Healthcare Solutions segment resulting from unfavorable foreign currency exchange rates in the current year periods in comparison to the prior year periods;
•Our effective tax rates were 16.4% and 18.2% for the three and six months ended March 31, 2023, respectively. Our effective tax rates were 23.7% and 24.1% for the three and six months ended March 31, 2022, respectively. The effective tax rate for the three and six months ended March 31, 2023 was lower than the U.S. statutory rate primarily due to the benefit of non-U.S. income taxed at rates lower than the U.S. statutory rate, benefits from tax authority audit resolutions, and tax benefits associated with the vesting of restricted stock units and stock option exercises, offset in part by U.S. state income taxes.

Results of Operations
Revenue

	Three months ended March 31,			Six months ended March 31,
(dollars in thousands)	2023	2022	Change	2023	2022	Change
U.S. Healthcare Solutions:
Human Health	$55,453,964	$49,770,781	11.4%	$110,530,577	$101,552,910	8.8%
Animal Health	1,239,492	1,171,982	5.8%	2,399,458	2,369,500	1.3%
Total U.S. Healthcare Solutions	56,693,456	50,942,763	11.3%	112,930,035	103,922,410	8.7%
International Healthcare Solutions:
Alliance Healthcare	5,560,936	5,609,472	(0.9)%	11,021,627	11,166,143	(1.3)%
Other Healthcare Solutions	1,203,999	1,168,219	3.1%	2,354,586	2,261,330	4.1%
Total International Healthcare Solutions	6,764,935	6,777,691	(0.2)%	13,376,213	13,427,473	(0.4)%
Intersegment eliminations	(1,186)	(1,008)		(2,211)	(1,627)
Revenue	$63,457,205	$57,719,446	9.9%	$126,304,037	$117,348,256	7.6%
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
Revenue increased by 9.9% and 7.6% from the prior year quarter and six-month period, respectively, due to growth in the U.S. Healthcare Solutions segment.
The U.S. Healthcare Solutions segment grew its revenue by $5.8 billion, or 11.3%, from the prior year quarter and $9.0 billion, or 8.7%, from the prior year six-month period due to overall market growth primarily driven by unit volume growth, including increased sales to our two largest customers and increased sales of specialty products to physician practices and health systems, offset in part by a decrease in sales of COVID-19 treatments (primarily commercial treatments). Sales to our two largest customers increased by $1.9 billion and $2.9 billion in the three and six months ended March 31, 2023 in comparison to the same prior year periods. COVID-19 treatment revenue declined by $0.4 billion and $0.7 billion in the three and six months ended March 31, 2023 in comparison to the same prior year periods.
International Healthcare Solutions' revenue decreased by $12.8 million, or 0.2%, from the prior year quarter and $51.3 million, or 0.4%, from the prior year six-month period. The decreases from the prior year quarter and six-month period were primarily due to the June 2022 divestiture of our Brazil specialty business and a decrease in sales at Alliance Healthcare, our European distribution business, resulting from unfavorable foreign currency exchange rates in the current year periods in comparison to the prior year periods, offset in part by incremental revenue from our January 2023 acquisition of PharmaLex and increased revenue from our less-than-wholly-owned Brazil full-line distribution business.
A number of our contracts with customers, including group purchasing organizations, are typically subject to expiration each year. We may lose a significant customer if an existing contract with such customer expires without being extended, renewed, or replaced. During the six months ended March 31, 2023, no significant contracts expired. Over the next twelve months, there are no significant contracts scheduled to expire. Additionally, from time to time, significant contracts may be terminated in accordance with their terms or extended, renewed, or replaced prior to their expiration dates. If those contracts are extended, renewed, or replaced at less favorable terms, they may also negatively impact our revenue, results of operations, and cash flows.

Gross Profit

	Three months ended March 31,			Six months ended March 31,
(dollars in thousands)	2023	2022	Change	2023	2022	Change
U.S. Healthcare Solutions	$1,550,871	$1,461,562	6.1%	$2,937,019	$2,740,115	7.2%
International Healthcare Solutions	803,696	755,624	6.4%	1,542,236	1,492,751	3.3%
Gains from antitrust litigation settlements	—	1,835		49,899	1,835
LIFO (expense) credit	(54,270)	16,059		(79,320)	60,738
Turkey highly inflationary impact	(4,855)	—		(8,439)	—
Gross profit	$2,295,442	$2,235,080	2.7%	$4,441,395	$4,295,439	3.4%
    Gross profit increased by $60.4 million, or 2.7%, from the prior year quarter and $146.0 million, or 3.4%, from the prior year six-month period. Gross profit in the current year quarter and six-month month period was favorably impacted by increases in gross profit in both reportable segments. The current year six-month period was also favorably impacted by an increase in gains from antitrust litigation settlements. The increases were offset in part by LIFO expense in the current year periods in comparison to a LIFO credit in the prior year periods.
U.S. Healthcare Solutions gross profit increased by $89.3 million, or 6.1%, from the prior year quarter and $196.9 million, or 7.2%, from the prior year six-month period primarily due to increased sales. As a percentage of revenue, U.S. Healthcare Solutions' gross profit margin was 2.74% and 2.60% in the current year quarter and six-month period, respectively, a 13-basis point decrease from prior year quarter and a 4-basis point decrease from the prior year six-month period primarily due to increased sales to our larger customers, which have lower gross profit margins, and lower sales of COVID-19 treatments.
Gross profit in International Healthcare Solutions increased by $48.1 million, or 6.4%, from the prior year quarter and $49.5 million, or 3.3%, from the prior year six-month period primarily due to the January 2023 acquisition of PharmaLex, increases in our global specialty logistics business and our less-than-wholly-owned Brazil full-line distribution business, offset in part by the June 2022 divestiture of our Brazil specialty business and a decrease in our European distribution business resulting from unfavorable foreign currency exchange rates in the current year periods in comparison to the prior year periods.
We recognized gains from antitrust litigation settlements with pharmaceutical manufacturers of $49.9 million in the six months ended March 31, 2023. We recognized gains from antitrust litigation settlements with pharmaceutical manufacturers of $1.8 million in three and six months ended March 31, 2022. The gains were recorded as reductions to Cost of Goods Sold (see Note 11 of the Notes to Consolidated Financial Statements).
Our cost of goods sold for interim periods includes a LIFO provision that is recorded ratably on a quarterly basis and is based on our estimated annual LIFO provision. The annual LIFO provision, which we estimate on a quarterly basis, is affected by manufacturer pricing practices, which may be impacted by market and other external influences, expected changes in inventory quantities, and product mix, many of which are difficult to predict. Changes to any of the above factors may have a material impact on our annual LIFO provision. LIFO expense in the current year periods in comparison to LIFO credits in the prior year periods were primarily driven by lower generic pharmaceutical deflation, higher brand pharmaceutical inflation, and higher brand inventory product mix estimated in the current fiscal year LIFO provision.

Operating Expenses

	Three months ended March 31,			Six months ended March 31,
(dollars in thousands)	2023	2022	Change	2023	2022	Change
Distribution, selling, and administrative	$1,321,087	$1,203,238	9.8%	$2,612,015	$2,373,348	10.1%
Depreciation and amortization	241,466	175,290	37.8%	413,406	351,219	17.7%
Litigation and opioid-related expenses	15,813	52,090		28,519	84,725
Acquisition-related deal and integration expenses	59,113	11,790		80,109	33,140
Restructuring and other expenses	97,444	12,515		113,684	23,499
Impairment of assets	—	—		—	4,946
Total operating expenses	$1,734,923	$1,454,923	19.2%	$3,247,733	$2,870,877	13.1%
Distribution, selling, and administrative expenses increased by $117.8 million, or 9.8%, compared to prior year quarter and $238.7 million, or 10.1%, compared to prior year six-month period primarily to support revenue growth in U.S. Healthcare Solutions and included inflationary impacts on certain operating expenses. As a percentage of revenue, distribution, selling, and administrative expenses were 2.08% and 2.07% in the current year quarter and six-month period, respectively, which was flat compared to the prior year quarter and represented a 5-basis point increase compared to the prior year six-month period.
Depreciation expense increased 4.3% and 4.2% from the prior year quarter and six-month period, respectively. Amortization expense increased 78.7% and 34.0% from the prior year quarter and six-month period, respectively, primarily due to accelerated amortization expense recorded in connection with the revised useful lives of certain trade names resulting from our intended company name change.
Litigation and opioid-related expenses in the three and six months ended March 31, 2023 included legal fees in connection with opioid lawsuits and investigations. Litigation and opioid-related expenses in the three months ended March 31, 2022 included a $29.8 million accrual related to opioid litigation settlements and $22.3 million of legal fees in connection with opioid lawsuits and investigations. Litigation and opioid-related expenses in the six months ended March 31, 2022 included $48.1 million of legal fees in connection with opioid lawsuits and investigations and a $36.6 million accrual related to opioid litigation settlements.
Acquisition-related deal and integration expenses in the three and six months ended March 31, 2023 primarily related to the acquisition of PharmaLex and the continued integration of Alliance Healthcare. Acquisition-related deal and integration expenses in the three and six months ended March 31, 2022 primarily related to the integration of Alliance Healthcare.
Restructuring and other expenses are comprised of the following for the periods indicated:

	Three months ended March 31,		Six months ended March 31,
(in thousands)	2023	2022	2023	2022
Restructuring and employee severance costs	$43,531	$8,579	$46,851	$15,221
Business transformation efforts	15,703	3,936	28,623	8,278
Other expenses	38,210	—	38,210	—
Total restructuring and other expenses	$97,444	$12,515	$113,684	$23,499
Restructuring and employee severance costs in the three and six months ended March 31, 2023 primarily included expenses incurred in connection with a workforce reduction in our U.S. Healthcare Solutions segment.
Business transformation efforts in the three and six months ended March 31, 2023 included rebranding costs associated with our name change to Cencora and non-recurring expenses related to significant strategic initiatives to improve operational efficiency. The majority of these costs related to services provided by third-party consultants, including certain technology initiatives.
Business transformation efforts in the three and six months ended March 31, 2022 primarily related to costs associated with reorganizing to further align our organization to our customers' needs. The majority of these costs related to services provided by third-party consultants, including certain technology initiatives.

In the three months ended March 31, 2023, one of our foreign business units experienced a cybersecurity event that impacted a standalone legacy information technology platform in one country and the foreign business unit's ability to operate in that country for approximately two weeks. In connection with this isolated event, we incurred costs to restore the foreign business unit's operations in that country, which was recorded in Other expenses in the above table. The majority of Other expenses in the three and six months ended March 31, 2023 related to the cybersecurity event.
Operating Income

	Three months ended March 31,			Six months ended March 31,
(dollars in thousands)	2023	2022	Change	2023	2022	Change
U.S. Healthcare Solutions	$756,137	$729,542	3.6%	$1,328,553	$1,298,629	2.3%
International Healthcare Solutions	175,991	187,068	(5.9)%	337,273	367,128	(8.1)%
Total segment operating income	932,128	916,610	1.7%	1,665,826	1,665,757	—%

Gains from antitrust litigation settlements	—	1,835		49,899	1,835
LIFO (expense) credit	(54,270)	16,059		(79,320)	60,738
Turkey highly inflationary impact	(4,855)	—		(8,439)	—
Acquisition-related intangibles amortization	(140,114)	(77,952)		(211,992)	(157,458)
Litigation and opioid-related expenses	(15,813)	(52,090)		(28,519)	(84,725)
Acquisition-related deal and integration expenses	(59,113)	(11,790)		(80,109)	(33,140)
Restructuring and other expenses	(97,444)	(12,515)		(113,684)	(23,499)
Impairment of assets	—	—		—	(4,946)
Operating income	$560,519	$780,157	(28.2)%	$1,193,662	$1,424,562	(16.2)%
Segment operating income is evaluated before gains from antitrust litigation settlements; LIFO (expense) credit; Turkey highly inflationary impact; acquisition-related intangibles amortization; litigation and opioid-related expenses; acquisition-related deal and integration expenses; restructuring and other expenses; and impairment of assets.
U.S. Healthcare Solutions' operating income increased by $26.6 million, or 3.6%, from prior year quarter and $29.9 million, or 2.3%, from prior year six-month period primarily due to the increases in gross profit, as noted above, and was offset in part by the increases in operating expenses. As a percentage of revenue, U.S. Healthcare Solutions' operating income margin was 1.33% and 1.18% in the current year quarter and six-month period ended March 31, 2023, respectively, and represented declines of 10 basis points and 7 basis points compared to the prior year quarter and prior year six-month period, respectively, primarily due to the declines in gross profit margins and an increase in the operating expense margin in the current year six-month period.
International Healthcare Solutions' operating income decreased by $11.1 million, or 5.9%, from the prior year quarter and $29.9 million, or 8.1%, from the prior year six-month period primarily due to a decrease in operating income in our European distribution business resulting from unfavorable foreign currency exchange rates in the current year periods in comparison to the prior year periods.

Interest Expense, Net
Interest expense, net and the respective weighted average interest rates for the three months ended March 31, 2023 and 2022 are as follows:

	2023		2022
(dollars in thousands)	Amount	Weighted Average Interest Rate	Amount	Weighted Average Interest Rate
Interest expense	$72,272	3.55%	$55,372	2.59%
Interest income	(8,163)	3.34%	(2,456)	0.69%
Interest expense, net	$64,109		$52,916
Interest expense, net and the respective weighted average interest rates for the six months ended March 31, 2023 and 2022 are as follows:

	2023		2022
(dollars in thousands)	Amount	Weighted Average Interest Rate	Amount	Weighted Average Interest Rate
Interest expense	$133,078	3.39%	$112,004	2.58%
Interest income	(22,953)	3.03%	(5,716)	0.79%
Interest expense, net	$110,125		$106,288
Interest expense, net increased by $11.2 million, or 21.2%, from prior year quarter and $3.8 million, or 3.6%, from the prior year six-month period primarily due to the increases in interest expense. The increases in interest expense were primarily driven by an increase in borrowings and interest rates associated with our variable-rate debt. The increases in interest expense were offset in part by increases in interest income, which were primarily driven by higher investment interest rates in the current year periods in comparison to the prior year periods. The higher investment interest rates were offset in part by lower average investment cash balances in the current year quarter in comparison to the prior year quarter.
Income Tax Expense
Our effective tax rates were 16.4% and 18.2% for the three and six months ended March 31, 2023, respectively. Our effective tax rates were 23.7% and 24.1% for the three and six months ended March 31, 2022, respectively. The effective tax rate for the three and six months ended March 31, 2023 was lower than the U.S. statutory rate primarily due to the benefit of non-U.S. income taxed at rates lower than the U.S. statutory rate, benefits from tax authority audit resolutions, and tax benefits associated with the vesting of restricted stock units and stock option exercises, offset in part by U.S. state income taxes. The effective tax rate in the three and six months ended March 31, 2022 were higher than the U.S. statutory rate primarily due to U.S. state income taxes as well as discrete tax expense associated with foreign valuation allowance adjustments, offset in part by the benefit of non-U.S. income taxed at rates lower than the U.S. statutory rate.
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
Our primary ongoing cash requirements will be to finance working capital, fund the repayment of debt, fund the payment of interest on debt, fund the payment of dividends, fund purchases of our common stock, finance acquisitions, and fund capital expenditures and routine growth and expansion through new business opportunities. Future cash flows from operations and borrowings are expected to be sufficient to fund our ongoing cash requirements, including the opioid litigation payments that will be made over the next 16 years (see below).
Cash Flows
As of March 31, 2023 and September 30, 2022, our cash and cash equivalents held by foreign subsidiaries were $664.6 million and $688.4 million, respectively. We have the ability to repatriate the majority of our cash and cash equivalents held by our foreign subsidiaries without incurring significant additional taxes upon repatriation.
We have increased seasonal needs related to our inventory build during the December and March quarters that, depending on our cash balance, may require the use of our credit facilities to fund short-term capital needs. Our cash balances in the six months ended March 31, 2023 and 2022 were supplemented by intra-period credit facility borrowings to cover short-

term working capital needs. The largest amount of intra-period borrowings under our revolving and securitization credit facilities that was outstanding at any one time during the six months ended March 31, 2023 and 2022 was $2,121.0 million and $590.0 million, respectively. We had $35,443.6 million and $3,579.5 million of cumulative intra-period borrowings that were repaid under our credit facilities during the six months ended March 31, 2023 and 2022, respectively.
During the six months ended March 31, 2023, our operating activities provided cash of $1,339.6 million in comparison to $1,130.0 million in the prior year period. Cash provided by operations during the six months ended March 31, 2023 was principally the result of the following:
•An increase in accounts payable of $2,391.2 million primarily due to the increase in our inventory balances and the timing of scheduled payments to our suppliers;
•Net income of $904.4 million; and
•Positive non-cash items of $527.8 million, which is primarily comprised of amortization expense of $218.5 million and depreciation expense of $201.7 million.
The cash provided by the above items was offset in part by the following:
•An increase in inventories of $1,413.5 million to support the increase in business volume and due to seasonal needs;
•A increase in accounts receivable of $861.2 million primarily due to an increase in sales and the timing of scheduled payments from our customers;
•A decrease in accrued expenses of $260.3 million primarily due to the payment of accrued liabilities that were on our Consolidated Balance Sheet as of September 30, 2022.
Cash provided by operations during the six months ended March 31, 2022 was principally the result of the following:
•Net income of $1,004.7 million;
•An increase in accounts payable of $598.4 million primarily due to the increase in our inventory balances and the timing of scheduled payments to our suppliers; and
•Positive non-cash items of $423.4 million, which is primarily comprised of depreciation expense of $194.4 million and amortization expense of $165.6 million.
The cash provided by the above items was offset in part by the following:
•An increase in accounts receivable of $527.5 million primarily due to an increase in sales and the timing of scheduled payments from our customers;
•An increase in inventories of $215.5 million to support the increase in business volume and due to seasonal needs; and
•A decrease in accrued expenses of $134.7 million primarily due to the payment of accrual liabilities that were on our Consolidated Balance Sheet as of September 30, 2021.
We use days sales outstanding, days inventory on hand, and days payable outstanding to evaluate our working capital performance. The below financial metrics are calculated based upon a quarterly average and can be impacted by the timing of cash receipts and disbursements, which can vary significantly depending upon the day of the week on which the month ends.

	Three months ended March 31,		Six months ended March 31,
	2023	2022	2023	2022
Days sales outstanding	27.4	27.4	27.5	27.7
Days inventory on hand	29.1	28.9	28.3	28.5
Days payable outstanding	60.5	60.1	60.0	59.7
Our cash flows from operating activities can vary significantly from period to period based upon fluctuations in our period-end working capital account balances. Additionally, any changes to payment terms with a significant customer or manufacturer supplier could have a material impact to our cash flows from operations. Operating cash flows during the six months ended March 31, 2023 included $127.1 million of interest payments and $190.4 million of income tax payments, net of refunds. Operating cash flows during the six months ended March 31, 2022 included $103.3 million of interest payments and $146.7 million of income tax payments, net of refunds.
Capital expenditures in the six months ended March 31, 2023 and 2022 were $178.6 million and $209.3 million, respectively. Significant capital expenditures in the six months ended March 31, 2023 and 2022 included investments in various technology initiatives, including technology investments at Alliance Healthcare.

We currently expect to invest approximately $500 million for capital expenditures during fiscal 2023. Larger 2023 capital expenditures will include investments relating to various technology initiatives, including technology investments at Alliance Healthcare and those needed to comply with new regulatory requirements.
In addition to capital expenditures, net cash used in investing activity in the six months ended March 31, 2023 included $1,406.3 million for the acquisition of PharmaLex (see Note 2 of the Notes to Consolidated Financial Statements). Net cash used in investing activity in the six months ended March 31, 2022 included $124.2 million of costs to acquire companies, including $60.0 million that was paid to settle accrued consideration related to the Alliance Healthcare acquisition.
Net cash used in financing activities in the six months ended March 31, 2023 principally resulted from a $675 million repayment of our 0.737% senior notes that matured in March 2023, $807.2 million purchases of our common stock and $201.5 million in cash dividends paid on our common stock. Net cash used in financing activities in the six months ended March 31, 2022 principally resulted from the repayment of our $250 million term loan and $197.9 million in cash dividends paid on our common stock.
Debt and Credit Facility Availability
The following table illustrates our debt structure as of March 31, 2023, including availability under the multi-currency revolving credit facility, the receivables securitization facility, the revolving credit note, the money market facility, the Alliance Healthcare debt, and the overdraft facility:

(in thousands)	Outstanding Balance	Additional Availability
Fixed-Rate Debt:
$500,000, 3.400% senior notes due 2024	$499,437	$—
$500,000, 3.250% senior notes due 2025	498,687	—
$750,000, 3.450% senior notes due 2027	746,043	—
$500,000, 2.800% senior notes due 2030	495,653	—
$1,000,000, 2.700% senior notes due 2031	991,040	—
$500,000, 4.250% senior notes due 2045	495,270	—
$500,000, 4.300% senior notes due 2047	493,421	—
Nonrecourse debt	35,161	—
Total fixed-rate debt	4,254,712	—

Variable-Rate Debt:
Multi-currency revolving credit facility due 2027	—	2,400,000
Receivables securitization facility due 2025	350,000	1,100,000
Revolving credit note	—	75,000
Overdraft facility due 2024 (£10,000)	—	12,337
Money market facility	—	100,000
Alliance Healthcare debt	244,408	203,882
Nonrecourse debt	83,691	—
Total variable-rate debt	678,099	3,891,219
Total debt	$4,932,811	$3,891,219
In March 2023, the remaining balance of $675 million on our original $1.5 billion, 0.737% senior notes matured and was repaid.
We have a $2.4 billion multi-currency senior unsecured revolving credit facility ("Multi-Currency Revolving Credit Facility") with a syndicate of lenders, which is scheduled to expire in October 2027. Interest on borrowings under the Multi-Currency Revolving Credit Facility accrues at specified rates based on our debt rating and ranges from 80.5 basis points to 122.5 basis points over SOFR/EURIBOR/CDOR/RFR, as applicable (102.5 basis points over SOFR/EURIBOR/CDOR/RFR as of March 31, 2023) and from 0 basis points to 22.5 basis points over the alternate base rate and Canadian prime rate, as applicable. We pay facility fees to maintain the availability under the Multi-Currency Revolving Credit Facility at specified rates based on our debt rating, ranging from 7 basis points to 15.0 basis points, annually, of the total commitment (10 basis points as of March 31, 2023). We may choose to repay or reduce our commitments under the Multi-Currency Revolving Credit Facility at any time. The Multi-Currency Revolving Credit Facility contains covenants, including compliance with a financial leverage ratio test, as well as others that impose limitations on, among other things, indebtedness of subsidiaries and asset sales, with which we were compliant as of March 31, 2023.

We have a commercial paper program whereby we may from time to time issue short-term promissory notes in an aggregate amount of up to $2.4 billion at any one time. Amounts available under the program may be borrowed, repaid, and re-borrowed from time to time. The maturities on the notes will vary, but may not exceed 365 days from the date of issuance. The notes will bear interest, if interest bearing, or will be sold at a discount from their face amounts. The commercial paper program does not increase our borrowing capacity as it is fully backed by our Multi-Currency Revolving Credit Facility. There were no borrowings outstanding under our commercial paper program as of March 31, 2023.
We have a $1,450 million receivables securitization facility ("Receivables Securitization Facility"), which is scheduled to expire in October 2025. We have available to us an accordion feature whereby the commitment on the Receivables Securitization Facility may be increased by up to $250 million, subject to lender approval, for seasonal needs during the December and March quarters. Interest rates are based on prevailing market rates for short-term commercial paper or 30-day Term SOFR plus a program fee. We pay a customary unused fee at prevailing market rates, annually, to maintain the availability under the Receivables Securitization Facility. The Receivables Securitization Facility contains similar covenants to the Multi-Currency Revolving Credit Facility, with which we were compliant as of March 31, 2023.
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
Alliance Healthcare debt is comprised of uncommitted revolving credit facilities in various currencies with various rates. A majority of the outstanding borrowings were held in Egypt (which is 50% owned) as of March 31, 2023. These facilities are used to fund its working capital needs.
Nonrecourse debt is comprised of short-term and long-term debt belonging to the Brazil subsidiary and is repaid solely from the Brazil subsidiary' cash flows and such debt agreements provide that the repayment of the loans (and interest thereon) is secured solely by the capital stock, physical assets, contracts, and cash flows of the Brazil subsidiary.
Share Purchase Programs and Dividends
In May 2022, our board of directors authorized a share repurchase program allowing us to purchase up to $1.0 billion of our outstanding shares of common stock, subject to market conditions. In the six months ended March 31, 2023, we purchased $778.8 million of our common stock, including $700 million from Walgreens Boots Alliance, Inc. These purchases excluded $28.4 million of purchases in September 2022 that cash settled in October 2022. As of March 31, 2023, we had $182.5 million of availability remaining under this program.
In March 2023, our board of directors authorized a new share repurchase program allowing us to purchase up to $1.0 billion of our outstanding shares of common stock, subject to market conditions. No shares were purchased under this program as of March 31, 2023.
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
Commitments and Obligations
As discussed and defined in Note 10 of the Notes to Consolidated Financial Statements, on July 21, 2021, it was announced that we and the two other national pharmaceutical distributors had negotiated a Distributor Settlement Agreement. The Distributor Settlement Agreement became effective on April 2, 2022, and as of March 31, 2023, it included 48 of 49 eligible states (the “Settling States”) as well as 99% by population of the eligible political subdivisions in the Settling States. Our remaining estimated liability related to the Distributor Settlement Agreement, the State of Alabama (with whom we have not reached a settlement agreement), and other opioid-related litigation for which we have reached settlement agreements is approximately $5.9 billion on our Consolidated Balance Sheet as of March 31, 2023 and is expected to be paid over the next 16 years. The payment of the aforementioned litigation liability has not and is not expected to have an impact on our ability to pay dividends.

The following is a summary of our contractual obligations for future principal and interest payments on our debt, minimum rental payments on our noncancellable operating leases, and minimum payments on our other commitments as of March 31, 2023:

Payments Due by Period (in thousands)	Debt, Including Interest Payments	Operating Leases	Other Commitments	Total
Within 1 year	$461,986	$211,815	$113,730	$787,531
1-3 years	1,714,674	369,620	138,155	2,222,449
4-5 years	999,036	278,049	21	1,277,106
After 5 years	3,411,242	471,987	—	3,883,229
Total	$6,586,938	$1,331,471	$251,906	$8,170,315
The 2017 Tax Act requires a one-time transition tax to be recognized on historical foreign earnings and profits. We expect to pay $139.0 million, net of overpayments and tax credits, related to the transition tax as of March 31, 2023, which is payable in installments over a six-year period, and commenced in January 2021. The transition tax commitment is included in "Other Commitments" in the above table.
Our liability for uncertain tax positions was $528.3 million (including interest and penalties) as of March 31, 2023. This liability represents an estimate of tax positions that we have taken in our tax returns which may ultimately not be sustained upon examination by taxing authorities. Since the amount and timing of any future cash settlements cannot be predicted with reasonable certainty, the estimated liability has been excluded from the above contractual obligations table. Our liability for uncertain tax positions as of March 31, 2023 primarily includes an uncertain tax benefit related to the legal accrual for litigation related to the distribution of prescription opioid pain medications, as disclosed in Note 10 of the Notes to Consolidated Financial Statements.
Market Risks
We have exposure to foreign currency and exchange rate risk from our non-U.S. operations. Our largest exposure to foreign exchange rates exists primarily with the U.K. Pound Sterling, the Euro, the Turkish Lira, the Egyptian Pound, the Brazilian Real, and the Canadian Dollar. We use forward contracts to hedge against the foreign currency exchange rate impact on certain intercompany receivable and payable balances. We may use derivative instruments to hedge our foreign currency exposure, but not for speculative or trading purposes. Revenue from our foreign operations during the six months ended March 31, 2023 was approximately 11% of our consolidated revenue.
We have market risk exposure to interest rate fluctuations relating to our debt. We manage interest rate risk by using a combination of fixed-rate and variable-rate debt. The amount of variable-rate debt fluctuates during the year based on our working capital requirements. We had $678.1 million of variable-rate debt outstanding as of March 31, 2023. We periodically evaluate financial instruments to manage our exposure to fixed and variable interest rates. However, there are no assurances that such instruments will be available in the combinations we want and/or on terms acceptable to us. There were no such financial instruments in effect as of March 31, 2023.
We also have market risk exposure to interest rate fluctuations relating to our cash and cash equivalents. We had $1,539.4 million in cash and cash equivalents as of March 31, 2023. The unfavorable impact of a hypothetical decrease in interest rates on cash and cash equivalents would be partially offset by the favorable impact of such a decrease on variable-rate debt. For every $100 million of cash invested that is in excess of variable-rate debt, a 10 basis point decrease in interest rates would increase our annual net interest expense by $0.1 million.
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
Changes in Internal Control over Financial Reporting
During the second quarter of fiscal 2023, there was no change in AmerisourceBergen Corporation’s internal control over financial reporting identified in connection with the evaluation required by Rule 13a-15(d) and 15d-15(d) of the Exchange Act that occurred during the quarter ended March 31, 2023 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II.  OTHER INFORMATION
ITEM 1.  Legal Proceedings
See Note 10 (Legal Matters and Contingencies) of the Notes to Consolidated Financial Statements set forth under Item 1 of Part I of this report for the Company’s current description of legal proceedings.
ITEM 1A.  Risk Factors
Our significant business risks are described in Item 1A to Form 10-K for the fiscal year ended September 30, 2022 to which reference is made herein. The information presented below describes updates and additions to such risk factors and should be read in conjunction with the risk factors and information disclosed in our Form 10-K.
Business and Operational Risks
Our results of operations and financial condition may be adversely affected if we undertake acquisitions of or investments in businesses that do not perform as we expect or that are difficult for us to integrate.
As part of our strategy we seek to pursue acquisitions of and investments in other companies. At any particular time, we may be in various stages of assessment, discussion, and negotiation with regard to one or more potential acquisitions or investments, not all of which will be consummated. We make public disclosure of pending and completed acquisitions when appropriate and required by applicable securities laws and regulations. On June 1, 2021, we completed our acquisition of Alliance Healthcare from WBA for $5,596.7 million in net cash, $229.1 million of our common stock, and $6.1 million of other equity consideration. On January 1, 2023, we completed our acquisition of PharmaLex Holding GmbH (“PharmaLex”) from AUCTUS Capital Partners AG for $1.473 billion in cash, which includes cash acquired and a cash holdback. Alliance Healthcare and PharmaLex operate in the United Kingdom, Germany, a number of other countries in the European Union, and in select other markets. On April 20, 2023, we announced our intent to acquire OneOncology (“OneOncology”) through a joint venture with TPG, a global alternative asset management firm, in which we committed to purchase an approximately 35% minority equity interest in OneOncology for approximately $685 million in cash. The OneOncology transaction is expected to close by the end of September 2023, and is subject to the satisfaction of customary closing conditions, including receipt of required regulatory approvals.
We may find that our ability to integrate and control Alliance Healthcare and PharmaLex is more difficult, time consuming or costly than expected, especially in certain countries where our investment is not wholly-owned, such as our 50%-owned Alliance Healthcare Egypt subsidiary. Each of Alliance Healthcare, PharmaLex and OneOncology may fail to achieve its expected future financial and operating performance and results and the transactions may have the effect of disrupting relationships with employees, suppliers, and other business partners.
Acquisitions involve numerous risks and uncertainties and may be of businesses or in regions in which we lack operational or market experience. Acquired companies may have business practices that we are not accustomed to or have unique terms and conditions with their business partners. As a result of the acquisition of Alliance Healthcare, PharmaLex and other future acquisitions or investments, including OneOncology, our results of operations and financial condition may be adversely affected by a number of factors, including: regulatory or compliance issues that could arise; changes in regulations and laws; the failure of the acquired businesses to achieve the results we have projected in either the near or long term; the assumption of unknown liabilities, including litigation risks; the fair value of assets acquired and liabilities assumed not being properly estimated; the difficulties of imposing adequate financial and operating controls on the acquired companies and their management and the potential liabilities that might arise pending the imposition of adequate controls; the difficulties in the integration of the operations, technologies, services and products of the acquired companies; and the failure to achieve the strategic objectives of these acquisitions.
Our businesses operate in a number of jurisdictions, including Egypt and other locations, that have a higher business, operating and regulatory risk profile than the United States and European Union jurisdictions. Such risks may include risks of violation of United States, United Kingdom and other anti-corruption, anti-bribery and international trade laws. Our results of operations and financial condition may be adversely affected if we are not able to effectively put in place effective financial controls and compliance policies to safeguard against such risks as part of our integration of businesses, including Alliance Healthcare and PharmaLex.
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
Additionally, we seek to maintain coverage for risks associated with cybersecurity, but such insurance has become increasingly difficult to secure, comes with increasingly high self-insured retentions and, in some cases, policies may not provide adequate coverage for possible losses. Further, both as a result of a cybersecurity event one of our foreign business units experienced in March 2023 and industry trends generally, we may incur higher costs for future cybersecurity insurance coverage. Uninsured losses or operational losses that result from large deductible payments under commercial insurance coverage might have an adverse impact on our business operations and our financial position or results of operations.
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
Despite the security measures we have in place to ensure compliance with applicable laws and rules, our facilities and systems, and those of our third-party service providers, may be vulnerable to security breaches, acts of cyber terrorism, vandalism or theft, computer viruses, misplaced or lost data, programming and/or human errors or other similar events. A party who is able to compromise the security measures of our networks, or those of our third-party service providers, could misappropriate either proprietary business information or the personal information of our customers or employees. In March 2023, one of the Company’s foreign business units experienced a cybersecurity event that impacted a standalone legacy information technology platform in one country and the foreign business unit’s ability to operate in that country for approximately two weeks. The Company made an initial notification to the relevant regulator and is continuing to comply with applicable requirements to notify relevant regulators and any impacted parties or individuals. Any actual or perceived breach of confidential information could expose us to increased risk of lawsuits, regulatory penalties, loss of existing or potential customers, damage relating to loss of proprietary information, harm to our reputation and increases in our security costs. The foregoing or other circumstances related to our collection, use, and transfer of personal data could cause a loss of reputation in the market and/or adversely affect our business and financial position.
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
Information security risks have generally increased in recent years because of the proliferation of cloud-based infrastructure and other services, new technologies, and the increased sophistication and activities of perpetrators of cyberattacks. Security incidents such as ransomware attacks are becoming increasingly prevalent and severe, as well as increasingly difficult to detect. These risks have increased with the growth of our business, including as we integrate the information systems of acquired businesses, such as Alliance Healthcare, into our enterprise.
In addition, security incidents may disrupt our businesses and require that we expend substantial additional resources related to the security of information systems. We, and our third-party service providers, may experience cyberattacks aimed at disrupting services. In March 2023, one of the Company’s foreign business units became aware of a cybersecurity event. Upon detection, we undertook steps to address the event, including engaging a cybersecurity forensic firm, outside counsel and other incident response professionals, and notifying law enforcement and relevant government authorities. The ensuing investigation revealed that the event resulted in the unavailability of certain data stored on a standalone legacy information technology platform and was isolated to one country, which disrupted operations of the Company’s foreign business unit in that country. The investigation determined that systems and operations in other countries were not impacted. Over a period of approximately two weeks, the foreign business unit’s systems were substantially restored and operations in the effected country resumed. While we believe that the March 2023 cybersecurity event did not have a material adverse effect on our business, financial position, or results of operations, no assurances can be given as we continue to assess the full impact from the event. We are continuing to build and execute plans to further improve our existing systems and invest in our cybersecurity defenses and technology resiliency. Security breaches can also occur as a result of non-technical issues, including intentional or inadvertent actions by our employees, third-party service providers or their personnel or other parties. A failure, interruption, or breach of our operational or information security systems, or those of our third-party service providers, as a result of cyberattacks or information security breaches could disrupt our business, result in the disclosure or misuse of confidential or proprietary information or personal data, damage our reputation, cause loss of customers or revenue, increase our costs, result in litigation and/or regulatory action, and/or cause other losses, any of which might have a materially adverse impact on our business operations and our financial position or results of operations. As a result, cybersecurity and the continued development and enhancement of the controls and processes designed to protect our systems, computers, software, data, and networks from attack, damage, or unauthorized access remain a priority for us. Although we believe that we have robust information security procedures, controls and other safeguards in place, both as a result of the March 2023 cybersecurity event and as cyber threats continue to evolve, we may be required to expend additional resources and incur greater costs to continue to enhance our information security measures and/or to investigate and remediate information security vulnerabilities.

ITEM 2.  Unregistered Sales of Equity Securities and Use of Proceeds
(c) Issuer Purchases of Equity Securities
The following table sets forth the number of shares purchased, the average price paid per share, the total number of shares purchased as part of publicly announced programs, and the approximate dollar value of shares that may yet be purchased under the programs during each month in the second fiscal quarter ended March 31, 2023. See Note 7, "Stockholders' Equity and Earnings per Share," contained in "Notes to Condensed Consolidated Financial Statements" in Part I, Item 1 of this Quarterly Report on Form 10-Q for additional information.

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Programs	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Programs
January 1 to January 31	85	$164.29	—	$182,525,290
February 1 to February 28	16,710	$156.79	—	$182,525,290
March 1 to March 31	672	$153.52	—	$1,182,525,290
Total	17,467		—
ITEM 3.  Defaults Upon Senior Securities
None.
ITEM 4.  Mine Safety Disclosures
Not applicable.
ITEM 5.  Other Information
None.

ITEM 6.  Exhibits

    (a)         Exhibits:

Exhibit Number	Description

10.1	Form of Restricted Stock Unit Award Agreement for Non-Employee Directors under the AmerisourceBergen 2022 Omnibus Incentive Plan.

31.1	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer.

31.2	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer.

32	Section 1350 Certifications of Chief Executive Officer and Chief Financial Officer.

101	Financial statements from the Quarterly Report on Form 10-Q of AmerisourceBergen Corporation for the quarter ended March 31, 2023, formatted in Inline Extensible Business Reporting Language (iXBRL): (i) the Consolidated Balance Sheets, (ii) the Consolidated Statements of Operations, (iii) the Consolidated Statements of Comprehensive Income, (iv) the Consolidated Statements of Changes in Stockholders' Equity, (v) the Consolidated Statements of Cash Flows, and (vi) the Notes to Consolidated Financial Statements.

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).

SIGNATURES

    Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

AMERISOURCEBERGEN CORPORATION

May 2, 2023	/s/ Steven H. Collis
Steven H. Collis
Chairman, President & Chief Executive Officer

May 2, 2023	/s/ James F. Cleary
James F. Cleary
Executive Vice President & Chief Financial Officer