Form 10-Q
period 2023-06-30
AMERISOURCEBERGEN CORP
filed 2023-08-02
CIK 1140859

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE QUARTERLY PERIOD ENDED June 30, 2023
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

The number of shares of common stock of AmerisourceBergen Corporation outstanding as of July 31, 2023 was 202,174,856.

AMERISOURCEBERGEN CORPORATION

PART I. FINANCIAL INFORMATION
ITEM I. Financial Statements (Unaudited)
AMERISOURCEBERGEN CORPORATION AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

(in thousands, except share and per share data)	June 30, 2023	September 30, 2022
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$1,389,345	$3,388,189
Accounts receivable, less allowances for returns and credit losses: $1,511,373 as of June 30, 2023 and $1,626,729 as of September 30, 2022	20,796,648	18,452,675
Inventories	16,852,340	15,556,394
Right to recover assets	1,417,551	1,532,061
Income tax receivable	37,479	172,568
Prepaid expenses and other	493,221	487,871
Total current assets	40,986,584	39,589,758

Property and equipment, net	2,147,881	2,135,003
Goodwill	9,658,445	8,503,886
Other intangible assets	4,766,820	4,332,737
Deferred income taxes	221,235	237,571
Other assets	3,396,231	1,761,661

TOTAL ASSETS	$61,177,196	$56,560,616

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$43,752,080	$40,192,890
Accrued expenses and other	2,170,270	2,214,592
Short-term debt	860,861	1,070,473
Total current liabilities	46,783,211	43,477,955

Long-term debt	4,159,853	4,632,360
Accrued income taxes	284,020	320,274
Deferred income taxes	1,716,360	1,620,413
Accrued litigation liability	5,455,000	5,461,758
Other liabilities	1,856,708	976,583
Commitments and contingencies (Note 10)

Stockholders’ equity:
Common stock, $0.01 par value - authorized, issued, and outstanding: 600,000,000 shares, 294,660,550 shares, and 202,109,227 shares as of June 30, 2023, respectively, and 600,000,000 shares, 292,700,490 shares, and 206,203,817 shares as of September 30, 2022, respectively	2,947	2,927
Additional paid-in capital	5,807,585	5,658,733
Retained earnings	4,071,961	2,977,646
Accumulated other comprehensive loss	(1,226,694)	(1,830,970)
Treasury stock, at cost: 92,551,323 shares as of June 30, 2023 and 86,496,673 shares as of September 30, 2022	(7,969,781)	(7,019,895)
Total AmerisourceBergen Corporation stockholders' equity (deficit)	686,018	(211,559)
Noncontrolling interests	236,026	282,832
Total stockholders' equity	922,044	71,273

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$61,177,196	$56,560,616

See notes to consolidated financial statements.

AMERISOURCEBERGEN CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Three months ended June 30,		Nine months ended June 30,
(in thousands, except per share data)	2023	2022	2023	2022
Revenue	$66,947,043	$60,064,601	$193,251,080	$177,412,857
Cost of goods sold	64,682,397	58,049,232	186,545,039	171,102,049
Gross profit	2,264,646	2,015,369	6,706,041	6,310,808
Operating expenses:
Distribution, selling, and administrative	1,304,141	1,212,152	3,916,156	3,585,500
Depreciation	104,504	97,189	304,727	289,272
Amortization	169,768	74,925	382,951	234,061
Litigation and opioid-related (credit) expenses	(67,102)	23,442	(38,583)	108,167
Acquisition-related deal and integration expenses	19,283	36,570	99,392	69,710
Restructuring and other expenses	63,924	7,858	177,608	31,357
Impairment of assets	—	—	—	4,946
Goodwill impairment	—	75,936	—	75,936
Operating income	670,128	487,297	1,863,790	1,911,859
Other loss (income), net	3,436	(41,888)	(18,612)	(48,008)
Interest expense, net	57,864	52,862	167,989	159,150
Income before income taxes	608,828	476,323	1,714,413	1,800,717
Income tax expense	129,615	113,120	330,817	432,853
Net income	479,213	363,203	1,383,596	1,367,864
Net loss attributable to noncontrolling interests	368	43,761	11,132	36,219
Net income attributable to AmerisourceBergen Corporation	$479,581	$406,964	$1,394,728	$1,404,083

Earnings per share:
Basic	$2.37	$1.95	$6.87	$6.72
Diluted	$2.35	$1.92	$6.80	$6.63

Weighted average common shares outstanding:
Basic	202,349	208,885	202,908	208,895
Diluted	204,375	211,738	204,995	211,633

Cash dividends declared per share of common stock	$0.485	$0.460	$1.455	$1.380

See notes to consolidated financial statements.

AMERISOURCEBERGEN CORPORATION AND SUBSIDIARIES
 CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited)

	Three months ended June 30,		Nine months ended June 30,
(in thousands)	2023	2022	2023	2022
Net income	$479,213	$363,203	$1,383,596	$1,367,864
Other comprehensive income (loss)
Foreign currency translation adjustments	96,999	(438,937)	572,217	(1,011,180)
Other, net	(455)	8,704	(1,578)	7,727
Total other comprehensive income (loss)	96,544	(430,233)	570,639	(1,003,453)
Total comprehensive income (loss)	575,757	(67,030)	1,954,235	364,411
Comprehensive (income) loss attributable to noncontrolling interests	(6,732)	58,512	44,769	63,813
Comprehensive income (loss) attributable to AmerisourceBergen Corporation	$569,025	$(8,518)	$1,999,004	$428,224

See notes to consolidated financial statements.

AMERISOURCEBERGEN CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
(Unaudited)

(in thousands, except per share data)	Common Stock	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Treasury Stock	Noncontrolling Interests	Total
March 31, 2023	$2,944	$5,770,242	$3,691,314	$(1,316,138)	$(7,866,676)	$229,451	$511,137
Net income (loss)	—	—	479,581	—	—	(368)	479,213
Other comprehensive income	—	—	—	89,444	—	7,100	96,544
Cash dividends, $0.485 per share	—	—	(98,934)	—	—	—	(98,934)
Exercises of stock options	2	18,364	—	—	—	—	18,366
Share-based compensation expense	—	20,567	—	—	—	—	20,567
Purchases of common stock	—	—	—	—	(100,000)	—	(100,000)
Employee tax withholdings related to restricted share vesting	—	—	—	—	(3,105)	—	(3,105)
Other, net	1	(1,588)	—	—	—	(157)	(1,744)
June 30, 2023	$2,947	$5,807,585	$4,071,961	$(1,226,694)	$(7,969,781)	$236,026	$922,044

(in thousands, except per share data)	Common Stock	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Treasury Stock	Noncontrolling Interests	Total
March 31, 2022	$2,924	$5,599,819	$2,469,709	$(1,005,819)	$(6,516,324)	$355,756	$906,065
Net income (loss)	—	—	406,964	—	—	(43,761)	363,203
Other comprehensive loss	—	—	—	(415,482)	—	(14,751)	(430,233)
Cash dividends, $0.460 per share	—	—	(97,316)	—	—	—	(97,316)
Exercises of stock options	1	10,980	—	—	—	—	10,981
Share-based compensation expense	—	14,395	—	—	—	—	14,395
Purchases of common stock	—	—	—	—	(248,729)	—	(248,729)
Employee tax withholdings related to restricted share vesting	—	—	—	—	(73)	—	(73)
Alliance Healthcare purchase accounting adjustment	—	—	—	—	—	6,900	6,900
Sale of a business	—	—	—	—	—	(3,544)	(3,544)
Other, net	—	3,250	—	—	—	(7,035)	(3,785)
June 30, 2022	$2,925	$5,628,444	$2,779,357	$(1,421,301)	$(6,765,126)	$293,565	$517,864

See notes to consolidated financial statements.

AMERISOURCEBERGEN CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
(Unaudited)

(in thousands, except per share data)	Common Stock	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Treasury Stock	Noncontrolling Interests	Total
September 30, 2022	$2,927	$5,658,733	$2,977,646	$(1,830,970)	$(7,019,895)	$282,832	$71,273
Net income (loss)	—	—	1,394,728	—	—	(11,132)	1,383,596
Other comprehensive income (loss)	—	—	—	604,276	—	(33,637)	570,639
Cash dividends, $1.455 per share	—	—	(300,413)	—	—	—	(300,413)
Exercises of stock options	6	50,072	—	—	—	—	50,078
Share-based compensation expense	—	99,699	—	—	—	—	99,699
Purchases of common stock	—	—	—	—	(878,827)	—	(878,827)
Employee tax withholdings related to restricted share vesting	—	—	—	—	(71,059)	—	(71,059)
Other, net	14	(919)	—	—	—	(2,037)	(2,942)
June 30, 2023	$2,947	$5,807,585	$4,071,961	$(1,226,694)	$(7,969,781)	$236,026	$922,044

(in thousands, except per share data)	Common Stock	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Treasury Stock	Noncontrolling Interests	Total
September 30, 2021	$2,907	$5,465,104	$1,670,513	$(445,442)	$(6,469,728)	$361,057	$584,411
Net income (loss)	—	—	1,404,083	—	—	(36,219)	1,367,864
Other comprehensive loss	—	—	—	(975,859)	—	(27,594)	(1,003,453)
Cash dividends, $1.380 per share	—	—	(295,239)	—	—	—	(295,239)
Exercises of stock options	9	83,945	—	—	—	—	83,954
Share-based compensation expense	—	76,960	—	—	—	—	76,960
Purchases of common stock	—	—	—	—	(260,125)	—	(260,125)
Employee tax withholdings related to restricted share vesting	—	—	—	—	(35,273)	—	(35,273)
Alliance Healthcare purchase accounting adjustment	—	—	—	—	—	6,900	6,900
Sale of a business	—	—	—	—	—	(3,544)	(3,544)
Other, net	9	2,435	—	—	—	(7,035)	(4,591)
June 30, 2022	$2,925	$5,628,444	$2,779,357	$(1,421,301)	$(6,765,126)	$293,565	$517,864

See notes to consolidated financial statements.

AMERISOURCEBERGEN CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Nine months ended June 30,
(in thousands)	2023	2022
OPERATING ACTIVITIES
Net income	$1,383,596	$1,367,864
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation, including amounts charged to cost of goods sold	307,345	292,325
Amortization, including amounts charged to interest expense	389,843	243,241
Provision for credit losses	21,264	20,123
(Benefit) provision for deferred income taxes	(89,968)	57,063
Share-based compensation expense	99,699	76,960
LIFO expense (credit)	114,272	(37,669)
Impairment of assets, including goodwill	—	80,882
Gain on sale of businesses	—	(59,973)
Turkey highly inflationary impact	66,022	33,424
Other, net	(8,674)	(1,748)
Changes in operating assets and liabilities, excluding the effects of acquisitions and divestitures:
Accounts receivable	(2,249,881)	(1,550,962)
Inventories	(1,369,977)	(712,849)
Income taxes receivable	140,310	93,899
Prepaid expenses and other assets	95,435	59,694
Accounts payable	3,513,686	2,074,612
Accrued expenses	(163,660)	(268,945)
Long-term accrued litigation liability	(6,758)	(52,327)
Income taxes payable and other liabilities	(158,031)	(176,996)
NET CASH PROVIDED BY OPERATING ACTIVITIES	2,084,523	1,538,618
INVESTING ACTIVITIES
Capital expenditures	(282,862)	(322,732)
Cost of acquired companies, net of cash acquired	(1,409,681)	(124,158)
Cost of equity investments	(737,025)	—
Proceeds from the sale of businesses	—	258,082
Other, net	10,544	(4,899)
NET CASH USED IN INVESTING ACTIVITIES	(2,419,024)	(193,707)
FINANCING ACTIVITIES
Loan borrowings	157,547	155,189
Senior notes and loan repayments	(759,593)	(827,894)
Borrowings under revolving and securitization credit facilities	49,810,302	4,323,963
Repayments under revolving and securitization credit facilities	(49,789,813)	(4,227,561)
Purchases of common stock	(907,214)	(248,422)
Exercises of stock options	50,078	83,954
Cash dividends on common stock	(300,413)	(295,239)
Employee tax withholdings related to restricted share vesting	(71,059)	(35,273)
Other, net	(5,099)	(8,036)
NET CASH USED IN FINANCING ACTIVITIES	(1,815,264)	(1,079,319)
EFFECT OF EXCHANGE RATE CHANGES ON CASH, CASH EQUIVALENTS, AND RESTRICTED CASH	104,479	(33,056)
(DECREASE) INCREASE IN CASH, CASH EQUIVALENTS, AND RESTRICTED CASH, INCLUDING CASH CLASSIFIED WITHIN ASSETS HELD FOR SALE	(2,045,286)	232,536
LESS: INCREASE IN CASH CLASSIFIED WITHIN ASSETS HELD FOR SALE	—	(610)
(DECREASE) INCREASE IN CASH, CASH EQUIVALENTS, AND RESTRICTED CASH	(2,045,286)	231,926
Cash, cash equivalents, and restricted cash at beginning of period	3,593,539	3,070,128
CASH, CASH EQUIVALENTS, AND RESTRICTED CASH AT END OF PERIOD	$1,548,253	$3,302,054

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
The accompanying unaudited consolidated financial statements have been prepared in conformity with U.S. generally accepted accounting principles ("GAAP") for interim financial information and in accordance with the instructions to Form 10-Q, and Rule 10-01 of Regulation S-X. In the opinion of management, all adjustments (consisting only of normal recurring accruals, except as otherwise disclosed herein) considered necessary to present fairly the financial position as of June 30, 2023 and the results of operations and cash flows for the interim periods ended June 30, 2023 and 2022 have been included. Certain information and footnote disclosures normally included in financial statements presented in accordance with U.S. GAAP, but which are not required for interim reporting purposes, have been omitted. The accompanying unaudited consolidated financial statements should be read in conjunction with the financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the fiscal year ended September 30, 2022.
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
The following represents a reconciliation of cash and cash equivalents in the Consolidated Balance Sheets to cash, cash equivalents, and restricted cash used in the Consolidated Statements of Cash Flows:

(amounts in thousands)	June 30, 2023	September 30, 2022	June 30, 2022	September 30, 2021
	(unaudited)		(unaudited)
Cash and cash equivalents	$1,389,345	$3,388,189	$3,034,233	$2,547,142
Restricted cash (included in Prepaid Expenses and Other)	96,623	144,980	207,722	462,986
Restricted cash (included in Other Assets)	62,285	60,370	60,099	60,000
Cash, cash equivalents, and restricted cash	$1,548,253	$3,593,539	$3,302,054	$3,070,128
Recently Adopted Accounting Pronouncements
As of June 30, 2023, there were no recently-issued accounting standards that may have a material impact on the Company’s financial position, results of operations, cash flows, or notes to the financial statements upon their adoption.

Note 2. Acquisition and Equity Method Investment
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
Investment in OneOncology
In June 2023, the Company and TPG, a global alternative asset management firm, acquired OneOncology, LLC ("OneOncology"), a network of leading oncology practices. Including all direct transaction costs, the Company invested $718.4 million (representing 34.9%) in a joint venture formed to acquire OneOncology for approximately $2.1 billion, and TPG acquired the majority interest in the joint venture. The Company accounts for its interest in the joint venture as an equity method investment, which is included in Other Assets on its Consolidated Balance Sheet.
Beginning on the third anniversary of the closing of the joint venture's acquisition of OneOncology and ending on the day before the fourth anniversary of that closing, TPG will have a put option under which TPG may require the Company to purchase all of the other interests in the joint venture, including TPG's interest, at a price equal to 19 times OneOncology's adjusted earnings before interest, taxes, depreciation and amortization for the most recently ended 12-month period prior to TPG’s exercise of the put option, all of which is subject to various other adjustments and qualifications. In addition, on the date that is the third anniversary of the closing and again beginning on the fourth anniversary of the closing and ending on the day before the fifth anniversary of the closing, the Company will have a call option to purchase all of the other interests in the joint venture, including TPG's, also at the price set forth above. The Company recorded the net $807 million fair value of the put and call options in Other Liabilities with a corresponding offset in Other Assets in the Company's Consolidated Balance Sheet as of June 30, 2023. The fair value of the put and call options, which is a Level 3 measurement, was determined using a Monte Carlo simulation, which relies on assumptions, including cash flow projections, risk-free rates, volatility, and details specific to the put and call options. The fair value of the put and call options will remain on the balance sheet until their final collective resolution.

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
The following assets and liabilities of Profarma are included in the Company's Consolidated Balance Sheets:

(in thousands)	June 30, 2023	September 30, 2022
Cash and cash equivalents	$35,859	$23,144
Accounts receivables, net	256,472	192,930
Inventories	272,153	207,858
Prepaid expenses and other	70,438	63,982
Property and equipment, net	44,055	35,554
Other intangible assets	63,472	66,568
Other long-term assets	80,021	71,327
Total assets	$822,470	$661,363

Accounts payable	$269,176	$215,515
Accrued expenses and other	51,739	47,952
Short-term debt	124,579	60,851
Long-term debt	88,806	64,918
Deferred income taxes	20,409	25,801
Other long-term liabilities	56,812	52,417
Total liabilities	$611,521	$467,454
Profarma's assets can only be used to settle its obligations, and its creditors do not have recourse to the general credit of the Company.
Note 4.  Income Taxes
The Company files income tax returns in U.S. federal, state, and various foreign jurisdictions. As of June 30, 2023, the Company had unrecognized tax benefits, defined as the aggregate tax effect of differences between tax return positions and the benefits recognized in the Company’s financial statements, of $535.1 million ($468.3 million, net of federal benefit). If recognized, $450.0 million of these tax benefits would have reduced income tax expense and the effective tax rate. Included in this amount is $21.4 million of interest and penalties, which the Company records in Income Tax Expense in the Company's Consolidated Statements of Operations. In the nine months ended June 30, 2023, unrecognized tax benefits decreased by $18.1 million. Over the next 12 months, tax authority audit resolutions and the expiration of statutes of limitations are not expected to result in a reduction of unrecognized tax benefits.
The Company's effective tax rates were 21.3% and 19.3% for the three and nine months ended June 30, 2023, respectively. The Company's effective tax rates were 23.7% and 24.0% for the three and nine months ended June 30, 2022, respectively. The effective tax rate for the three months ended June 30, 2023 was higher than the U.S. statutory rate primarily due to U.S. state income taxes, offset in part by the benefit of non-U.S. income taxed at rates lower than the U.S. statutory rate. The effective tax rate for the nine months ended June 30, 2023 was lower than the U.S. statutory rate primarily due to the benefit of non-U.S. income taxed at rates lower than the U.S. statutory rate, benefits from tax authority audit resolutions, and tax benefits associated with the vesting of restricted stock units and stock option exercises, offset in part by U.S. state income taxes. The effective tax rates for the three and nine months ended June 30, 2022 were higher than the U.S. statutory rate primarily due to U.S. state income taxes as well as discrete tax expenses associated with foreign valuation allowance adjustments, offset in part by the benefit of non-U.S. income taxed at rates lower than the U.S. statutory rate.

Note 5.  Goodwill and Other Intangible Assets
The following is a summary of the changes in the carrying value of goodwill, by reportable segment, for the nine months ended June 30, 2023:

(in thousands)	U. S. Healthcare Solutions	International Healthcare Solutions	Total
Goodwill as of September 30, 2022	$6,280,240	$2,223,646	$8,503,886
Goodwill recognized in connection with acquisitions	—	1,020,013	1,020,013
Foreign currency translation	3,251	131,295	134,546
Goodwill as of June 30, 2023	$6,283,491	$3,374,954	$9,658,445
The following is a summary of other intangible assets:

	June 30, 2023				September 30, 2022
(in thousands)	Weighted Average Remaining Useful Life	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Indefinite-lived trade names		$17,000	$—	$17,000	$667,932	$—	$667,932
Finite-lived:
Customer relationships	14 years	5,004,525	(1,160,384)	3,844,141	4,226,547	(931,961)	3,294,586
Trade names and other	4 years	1,259,381	(353,702)	905,679	542,346	(172,127)	370,219
Total other intangible assets		$6,280,906	$(1,514,086)	$4,766,820	$5,436,825	$(1,104,088)	$4,332,737
On January 24, 2023, the Company announced its intent to change its name to better reflect its bold vision and purpose-driven approach to creating healthier futures. The Company intends to begin operating as Cencora on August 30, 2023. The new name represents a unified presence that will continue to fuel the Company's ongoing growth strategy and advance its impact across healthcare. In connection with the Company's name change, it evaluated and shortened the useful lives of certain trade names. The Company also reclassified $651.0 million of trade names from indefinite-lived to finite-lived trade names. The revised useful lives of these trade names, all of which were acquired through prior acquisitions made by the Company, range from less than one year to three years. The below future amortization expense amounts reflect the impact of the intangible assets' revised useful lives.
Amortization expense for finite-lived intangible assets was $169.8 and $74.9 million in the three months ended June 30, 2023 and 2022, respectively. Amortization expense for finite-lived intangible assets was $383.0 million and $234.1 million in the nine months ended June 30, 2023 and 2022, respectively. Amortization expense for finite-lived intangible assets is estimated to be $550.9 million in fiscal 2023, $657.7 million in fiscal 2024, $539.6 million in fiscal 2025, $362.6 million in fiscal 2026, $302.9 million in fiscal 2027, and $2,719.0 million thereafter.

Note 6.  Debt
Debt consisted of the following:

(in thousands)	June 30, 2023	September 30, 2022
Multi-currency revolving credit facility due 2027	$—	$—
Receivables securitization facility due 2025	350,000	350,000
Revolving credit note	—	—
Overdraft facility due 2024 (£10,000)	—	—
Money market facility	—	—
0.737% senior notes due 2023	—	672,736
$500,000, 3.400% senior notes due 2024	499,557	499,195
$500,000, 3.250% senior notes due 2025	498,857	498,347
$750,000, 3.450% senior notes due 2027	746,254	745,622
$500,000, 2.800% senior notes due 2030	495,806	495,348
$1,000,000, 2.700% senior notes due 2031	991,320	990,480
$500,000, 4.250% senior notes due 2045	495,324	495,162
$500,000, 4.300% senior notes due 2047	493,487	493,288
Alliance Healthcare debt	236,725	336,886
Nonrecourse debt	213,384	125,769
Total debt	5,020,714	5,702,833
Less AmerisourceBergen Corporation current portion	499,557	672,736
Less Alliance Healthcare current portion	236,725	336,886
Less nonrecourse current portion	124,579	60,851
Total, net of current portion	$4,159,853	$4,632,360
Multi-Currency Revolving Credit Facility
    The Company has a $2.4 billion multi-currency senior unsecured revolving credit facility ("Multi-Currency Revolving Credit Facility") with a syndicate of lenders, which is scheduled to expire in October 2027. Interest on borrowings under the Multi-Currency Revolving Credit Facility accrues at specified rates based on the Company’s debt rating and ranges from 80.5 basis points to 122.5 basis points over SOFR/EURIBOR/CDOR/RFR, as applicable (102.5 basis points over SOFR/EURIBOR/CDOR/RFR as of June 30, 2023) and from 0 basis points to 22.5 basis points over the alternate base rate and Canadian prime rate, as applicable. The Company pays facility fees to maintain the availability under the Multi-Currency Revolving Credit Facility at specified rates based on its debt rating, ranging from 7 basis points to 15 basis points, annually, of the total commitment (10 basis points as of June 30, 2023). The Company may choose to repay or reduce its commitments under the Multi-Currency Revolving Credit Facility at any time. The Multi-Currency Revolving Credit Facility contains covenants, including compliance with a financial leverage ratio test, as well as others that impose limitations on, among other things, indebtedness of subsidiaries and asset sales, with which the Company was compliant as of June 30, 2023.
Commercial Paper Program
    The Company has a commercial paper program whereby it may from time to time issue short-term promissory notes in an aggregate amount of up to $2.4 billion at any one time. Amounts available under the program may be borrowed, repaid, and re-borrowed from time to time. The maturities on the notes will vary, but may not exceed 365 days from the date of issuance. The notes will bear interest, if interest bearing, or will be sold at a discount from their face amounts. The commercial paper program does not increase the Company’s borrowing capacity as it is fully backed by the Company’s Multi-Currency Revolving Credit Facility. There were no borrowings outstanding under the commercial paper program as of June 30, 2023.
Receivables Securitization Facility
The Company has a $1,450 million receivables securitization facility ("Receivables Securitization Facility"), which is scheduled to expire in October 2025. The Company has available to it an accordion feature whereby the commitment on the Receivables Securitization Facility may be increased by up to $250 million, subject to lender approval, for seasonal needs during the December and March quarters. Interest rates are based on prevailing market rates for short-term commercial paper or 30-day Term SOFR, plus a program fee. The Company pays a customary unused fee at prevailing market rates, annually, to maintain the availability under the Receivables Securitization Facility. The Receivables Securitization Facility contains similar covenants to the Multi-Currency Revolving Credit Facility, with which the Company was compliant as of June 30, 2023.
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
Alliance Healthcare Debt
Alliance Healthcare debt is comprised of uncommitted revolving credit facilities in various currencies with various rates. A majority of the outstanding borrowings were held in Egypt (which is 50% owned) as of June 30, 2023. These facilities are used to fund its working capital needs.
Nonrecourse Debt
Nonrecourse debt is comprised of short-term and long-term debt belonging to the Brazil subsidiary and is repaid solely from the Brazil subsidiary's cash flows and such debt agreements provide that the repayment of the loans (and interest thereon) is secured solely by the capital stock, physical assets, contracts, and cash flows of the Brazil subsidiary.
Note 7.  Stockholders’ Equity and Earnings per Share
In May 2022, the Company's board of directors authorized a share repurchase program allowing the Company to purchase up to $1.0 billion of its outstanding shares of common stock, subject to market conditions. In the nine months ended June 30, 2023, the Company purchased 5.6 million shares of its common stock for a total of $878.8 million, including 5.0 million shares from Walgreens Boots Alliance, Inc. ("WBA") for $800.0 million. These purchases excluded $28.4 million of purchases in September 2022 that cash settled in October 2022. As of June 30, 2023, the Company had $82.5 million of availability remaining under this program.
In March 2023, the Company's board of directors authorized a new share repurchase program allowing the Company to purchase up to $1.0 billion of its outstanding shares of common stock, subject to market conditions. No shares were purchased under this program as of June 30, 2023.
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
    The following illustrates the components of diluted weighted average shares outstanding for the periods indicated:

	Three months ended June 30,		Nine months ended June 30,
(in thousands)	2023	2022	2023	2022
Weighted average common shares outstanding - basic	202,349	208,885	202,908	208,895
Dilutive effect of stock options and restricted stock units	2,026	2,853	2,087	2,738
Weighted average common shares outstanding - diluted	204,375	211,738	204,995	211,633
There were no potentially dilutive stock options and restricted stock units that were antidilutive for three months ended June 30, 2023 and 2022. The potentially dilutive stock options and restricted stock units that were antidilutive for the nine months ended June 30, 2023 and 2022 were 125 thousand and 134 thousand, respectively.

Note 8. Related Party Transactions
WBA owns more than 10% of the Company’s outstanding common stock and is, therefore, considered a related party. The Company operates under various agreements and arrangements with WBA, including a pharmaceutical distribution agreement pursuant to which the Company distributes pharmaceutical products to WBA and an agreement that provides the Company the ability to access favorable economic pricing and generic products through a generic purchasing services arrangement with Walgreens Boots Alliance Development GmbH (both through 2029), as well as a distribution agreement pursuant to which it supplies branded and generic pharmaceutical products to WBA’s Boots UK Ltd. subsidiary (through 2031).
Revenue from the various agreements and arrangements with WBA was $17.4 billion and $50.4 billion in the three and nine months ended June 30, 2023, respectively. Revenue from the various agreements and arrangements with WBA was $16.2 billion and $47.8 billion in the three and nine months ended June 30, 2022, respectively. The Company’s receivable from WBA, net of incentives, was $7.4 billion and $7.0 billion as of June 30, 2023 and September 30, 2022, respectively.
Note 9. Restructuring and Other Expenses
    The following illustrates the expenses incurred by the Company for restructuring and other items for the periods indicated:

	Three months ended June 30,		Nine months ended June 30,
(in thousands)	2023	2022	2023	2022
Restructuring and employee severance costs	$38,209	$4,475	$85,060	$19,696
Business transformation efforts	23,384	3,190	52,007	11,468
Other expenses	2,331	193	40,541	193
Total restructuring and other expenses	$63,924	$7,858	$177,608	$31,357
Restructuring and employee severance costs in the three and nine months ended June 30, 2023 primarily included expenses incurred in connection with workforce reductions in both of the Company's reportable segments.
Business transformation efforts in the three and nine months ended June 30, 2023 included rebranding costs associated with the Company's name change to Cencora and non-recurring expenses related to significant strategic initiatives to improve operational efficiency, including certain technology initiatives. The majority of these costs related to services provided by third-party consultants.
Business transformation efforts in the three and nine months ended June 30, 2022 primarily related to costs associated with reorganizing the Company to further align the organization to its customers' needs, including certain technology initiatives. The majority of these costs related to services provided by third-party consultants.
In March 2023, one of the Company’s foreign business units experienced a cybersecurity event that impacted a standalone legacy information technology platform in one country and the foreign business unit's ability to operate in that country for approximately two weeks. In connection with this isolated event, the Company incurred costs to restore the foreign business unit's operations in that country, which was recorded in Other expenses in the above table. The majority of Other expenses in the three and nine months ended June 30, 2023 related to the cybersecurity event.
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
An initial group of cases was consolidated for Multidistrict Litigation ("MDL") proceedings before the United States District Court for the Northern District of Ohio (the "Court") in December 2017. In April 2018, the Court issued an order creating a litigation track, which included dispositive motion practice, discovery, and trials in certain bellwether jurisdictions. In November 2019 and January 2020, the Court filed Suggestions of Remand with the Judicial Panel on Multidistrict Litigation that identified four cases filed against the Company for potential transfer from the MDL back to federal courts in California, Oklahoma, and West Virginia for the completion of discovery, motion practice, and trial. All four cases were remanded to those federal district courts. Trial in the two consolidated cases in West Virginia commenced in May 2021 and concluded in July 2021. On July 4, 2022, the court entered judgment in favor of the defendants, including the Company. The plaintiffs filed an appeal of the court’s decision on August 2, 2022, which remains pending. The Oklahoma case, in which the plaintiff was the Cherokee Nation, was resolved through a settlement with the Cherokee Nation, as announced on September 28, 2021. The California case, in which the plaintiff was the City and County of San Francisco, was resolved pursuant to the comprehensive settlement described below (the "Distributor Settlement Agreement"), and all claims against the Company have been dismissed in both cases.
On July 21, 2021, the Company announced that it and the two other national pharmaceutical distributors had negotiated a Distributor Settlement Agreement that, if all conditions were satisfied, would result in the resolution of a substantial majority of opioid lawsuits filed by state and local governmental entities. The Distributor Settlement Agreement became effective on April 2, 2022, and as of June 30, 2023, it included 48 of 49 eligible states (the "Settling States"), as well as 99% by population of the eligible political subdivisions in the Settling States. Pursuant to the Distributor Settlement Agreement and related agreements with Settling States, the Company will pay up to approximately $6.4 billion over 18 years and comply with other requirements, including establishment of a clearinghouse that will consolidate data from all three national distributors. The exact payment amount will depend on several factors, including the extent to which states take action to foreclose opioid lawsuits by subdivisions (e.g., laws barring opioid lawsuits by subdivisions). West Virginia and its subdivisions and Native American tribes are not a part of the Distributor Settlement Agreement and the Company has reached separate agreements with these groups.
On July 25, 2022, the State of Alabama amended its complaint in a pending state court action against another distributor in order to add the Company as a party. The trial in the Alabama state court is scheduled to begin February 26, 2024.
The Company’s accrued litigation liability related to the Distributor Settlement Agreement, including an estimate for the State of Alabama and non-participating government subdivisions (with whom the Company has not reached a settlement agreement), as well as other opioid-related litigation for which it has reached settlement agreements, as described above, was $5.9 billion as of June 30, 2023 and $6.0 billion as of September 30, 2022. The Company currently estimates that $427.3 million will be paid prior to June 30, 2024, which is recorded in Accrued Expenses and Other on the Company’s Consolidated Balance Sheet. The remaining long-term liability of $5.5 billion is recorded in Accrued Litigation Liability on the Company's Consolidated Balance Sheet. While the Company has accrued its estimated liability for opioid litigation, it is unable to estimate the range of possible loss associated with the matters that are not included in the accrual. Because loss contingencies are inherently unpredictable and unfavorable developments or resolutions can occur, the assessment is highly subjective and requires judgments about future events. The Company regularly reviews opioid litigation matters to determine whether its accrual is adequate. The amount of ultimate loss may differ materially from the amount accrued to date. Until such time as otherwise resolved, the Company will continue to litigate and prepare for trial and to vigorously defend itself in all such matters. Since these matters are still developing, the Company is unable to predict the outcome, but the result of these lawsuits could include excessive monetary verdicts and/or injunctive relief that may affect the Company’s operations.
Other lawsuits regarding the distribution of prescription opioid pain medications are ongoing in cases filed by: a small number of non-participating government subdivisions, third-party payors and similar entities; hospitals; hospital groups; and individuals, including cases styled as putative class actions. These lawsuits, which have been and continue to be filed in federal and state courts, generally allege violations of controlled substance laws and various other statutes as well as common law claims, including negligence, public nuisance, and unjust enrichment, and seek equitable relief and monetary damages. Motion practice and active discovery are ongoing in many of these cases. In Alabama, a jury trial was scheduled to begin on July 24, 2023 in a case that involves up to eight plaintiff hospitals. That case was stayed by order of the Alabama Supreme Court on July 10, 2023, pending further order of that court, so there currently is no trial date. The Company, as well as additional pharmaceutical distributors and manufacturers, will be defendants in the trial. Additional litigation is anticipated in cases filed by subdivisions that are not participating in the Distributor Settlement Agreement, as well as in cases filed by non-governmental or non-political entities, including hospitals, third-party payors, and individuals, among others. Certain cases related to opioids filed in various state and federal courts have trial dates scheduled in 2024 and later, although all such dates are subject to change. The Company is vigorously defending itself in the pending lawsuits and intends to vigorously defend itself against any threatened lawsuits or enforcement proceedings.
Since July 2017, the Company has received subpoenas from several U.S. Attorney’s Offices, including grand jury subpoenas from the U.S. Attorney's Office for the District of New Jersey ("USAO-NJ") and the U.S. Attorney's Office for the Eastern District of New York ("USAO-EDNY"). Those subpoenas requested the production of a broad range of documents pertaining to the Company’s distribution of controlled substances through its various subsidiaries, including ABDC, and its diversion control programs. The Company produced documents in response to the subpoenas and engaged in discussions with the various U.S. Attorney’s Offices, including the Health Care and Government Fraud Unit of the Criminal Division of the USAO-NJ, the U.S. Department of Justice Consumer Protection Branch and the U.S. Drug Enforcement Administration, in an attempt to resolve these matters. On December 29, 2022, the Department of Justice filed a civil Complaint against the Company, ABDC, and Integrated Commercialization Services, LLC ("ICS"), a subsidiary of the Company, alleging violations of the Controlled Substances Act. Specifically, the Complaint alleges that the Company negligently failed to report suspicious orders to the Drug Enforcement Administration. In the Complaint, the Department of Justice seeks civil penalties and injunctive relief. This Complaint relates to the aforementioned and previously-disclosed investigations. On March 30, 2023, the Company filed a motion to dismiss the Complaint in its entirety on behalf of itself, ABDC, and ICS. On June 28, 2023, the Department of Justice filed a response in opposition to the Company's motion to dismiss. The Company filed its reply brief in support of the motion to dismiss on July 28, 2023. The Company denies the allegations in the Complaint and intends to defend itself vigorously in the litigation.
Shareholder Securities Litigation
On October 11, 2019, Teamsters Local 443 Health Services & Insurance Plan, St. Paul Electrical Construction Pension Plan, St. Paul Electrical Construction Workers Supplemental Pension Plan (2014 Restatement), Retirement Medical Funding Plan for the St. Paul Electrical Workers, and San Antonio Fire & Police Pension Fund filed a complaint for a purported derivative action in the Delaware Court of Chancery against the Company and certain of its current and former officers and directors (collectively, “Defendants”). The complaint alleges that the Defendants breached their fiduciary duties by failing to oversee the compliance by certain of the Company’s subsidiaries (including the Company’s former subsidiary Medical Initiatives, Inc. ("MII")) with federal regulations, allegedly resulting in the payment of fines and penalties in connection with the settlements with the USAO-EDNY in fiscal 2017 and 2018 that resolved claims arising from MII's pre-filled syringe program. In December 2019, Defendants filed a motion to dismiss the complaint. After briefing and oral argument, on August 24, 2020 the Delaware Court of Chancery denied Defendants' motion to dismiss. On September 24, 2020, the Board of Directors of the Company established a Special Litigation Committee to conduct an investigation concerning the plaintiffs’ allegations, and on November 10, 2020, the Delaware Court of Chancery granted the Special Litigation Committee’s motion to stay the litigation pending its investigation. On September 22, 2021, the Special Litigation Committee filed its report under seal and moved to dismiss the case. The Court of Chancery heard oral arguments on the Special Litigation Committee’s motion to dismiss on July 12, 2023 and took the motion under advisement.
On December 30, 2021, Lebanon County Employees' Retirement Fund and Teamsters Local 443 Health Services & Insurance Plan filed a complaint for a purported derivative action in the Delaware Court of Chancery against the Company and certain of its current officers and directors. The complaint alleges claims for breach of fiduciary duty allegedly arising from the Board’s and certain officers' oversight of the Company’s controlled substance diversion control programs. The defendants moved to dismiss the complaint on March 29, 2022. On December 22, 2022, the Court of Chancery granted the motion to dismiss. On January 9, 2023, the Plaintiffs filed a Motion for Relief from Judgment and Order Pursuant to Rule 60(b) from the Chancery Court’s judgment. On January 20, 2023, the Plaintiffs also appealed the ruling to the Delaware Supreme Court. The appeal to the Delaware Supreme Court is fully briefed and scheduled for oral argument on September 20, 2023. On March 21, 2023 the Court of Chancery denied the Plaintiffs' Motion for Relief from Judgement and Order Pursuant to Rule 60(b).
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
In January 2017, U.S. Bioservices Corporation, a former subsidiary of the Company, received a subpoena for information from the USAO-EDNY relating to its activities in connection with billing for products and making returns of potential overpayments to government payers. A filed qui tam complaint related to the investigation was unsealed in April 2019 and the relator filed an amended complaint under seal in the U.S. District Court for the Eastern District of New York. In December 2019, the government filed a notice that it was declining to intervene. The court ordered that the relator's complaint against the Company and other defendants, including AmerisourceBergen Specialty Group, LLC, be unsealed. The relator's complaint alleged violations of the federal False Claims Act and the false claims acts of various states. The relator filed a second amended complaint, removing one state false claims act count. The Company filed a motion to dismiss the second amended complaint and all briefs on the motion were filed with the court on October 9, 2020. The motion to dismiss was granted on December 22, 2022. The False Claims Act claims were dismissed with prejudice, and the state claims were dismissed without prejudice. On January 24, 2023, the relator filed Motions to Reconsider Dismissal and For Leave to Amend the Complaint. Response briefs on those motions were filed by the Company and all briefing was completed on February 15, 2023.
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
On March 3, 2022, the United States Attorney’s Office for the Western District of Virginia notified the Company of the existence of a criminal investigation into MWI Veterinary Supply Co., the Company’s animal health subsidiary, in connection with grand jury subpoenas relating to compliance with state and federal regulatory requirements governing wholesale shipments of animal health products to customers. The Company is cooperating with the investigation.
Note 11. Litigation Settlements
Antitrust Settlements
Numerous lawsuits have been filed against certain brand pharmaceutical manufacturers alleging that the manufacturer, by itself or in concert with others, took improper actions to delay or prevent generic drugs from entering the market. These lawsuits are generally brought as class actions. The Company is not typically named as a plaintiff in these lawsuits, but has been a member of the direct purchasers' class (i.e., those purchasers who purchase directly from these pharmaceutical manufacturers). None of the lawsuits have gone to trial, but some have settled in the past with the Company receiving proceeds from the settlement funds. The Company recognized gains related to these lawsuits of $118.6 million and $168.5 million in the three and nine months ended June 30, 2023 and $1.8 million in nine months ended June 30, 2022. These gains, which are net of attorney fees and estimated payments due to other parties, were recorded as reductions to cost of goods sold in the Company’s Consolidated Statements of Operations.
Note 12.  Fair Value of Financial Instruments
The recorded amounts of the Company's cash and cash equivalents, accounts receivable, and accounts payable as of June 30, 2023 and September 30, 2022 approximate fair value based upon the relatively short-term nature of these financial instruments. Within Cash and Cash Equivalents, the Company had no investments in money market accounts as of June 30, 2023 and had $1,602.0 million of investments in money market accounts as of September 30, 2022. The fair value of the money market accounts was determined based upon unadjusted quoted prices in active markets for identical assets, otherwise known as Level 1 inputs.
The recorded amount of long-term debt (see Note 6) and the corresponding fair value as of June 30, 2023 were $4,159.9 million and $3,729.1 million, respectively. The recorded amount of long-term debt and the corresponding fair value as of September 30, 2022 were $4,632.4 million and $4,130.3 million, respectively. The fair value of long-term debt was determined based upon inputs other than quoted prices, otherwise known as Level 2 inputs.

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
Effective October 1, 2022, the chief operating decision maker ("CODM") of the Company is the Executive Vice President and Chief Operating Officer.
The following illustrates reportable and operating segment disaggregated revenue as required by Accounting Standards Codification 606 for the periods indicated:

	Three months ended June 30,		Nine months ended June 30,
(in thousands)	2023	2022	2023	2022
U.S. Healthcare Solutions:
Human Health	$58,583,385	$52,168,130	$169,113,962	$153,721,040
Animal Health	1,316,814	1,221,215	3,716,272	3,590,715
Total U.S. Healthcare Solutions	59,900,199	53,389,345	172,830,234	157,311,755
International Healthcare Solutions:
Alliance Healthcare	5,698,635	5,492,656	16,720,262	16,658,799
Other Healthcare Solutions	1,349,142	1,184,070	3,703,728	3,445,400
Total International Healthcare Solutions	7,047,777	6,676,726	20,423,990	20,104,199
Intersegment eliminations	(933)	(1,470)	(3,144)	(3,097)
Revenue	$66,947,043	$60,064,601	$193,251,080	$177,412,857
The following illustrates reportable segment operating income for the periods indicated:

	Three months ended June 30,		Nine months ended June 30,
(in thousands)	2023	2022	2023	2022
U.S. Healthcare Solutions	$635,176	$579,927	$1,963,729	$1,878,556
International Healthcare Solutions	187,132	176,272	524,405	543,400
Total segment operating income	$822,308	$756,199	$2,488,134	$2,421,956
The following reconciles total segment operating income to income before income taxes for the periods indicated:

	Three months ended June 30,		Nine months ended June 30,
(in thousands)	2023	2022	2023	2022
Total segment operating income	$822,308	$756,199	$2,488,134	$2,421,956
Gains from antitrust litigation settlements	118,611	—	168,510	1,835
LIFO (expense) credit	(34,952)	(23,070)	(114,272)	37,668
Turkey highly inflationary impact	(50,580)	(27,618)	(59,019)	(27,618)
Acquisition-related intangibles amortization	(169,154)	(74,408)	(381,146)	(231,866)
Litigation and opioid-related credit (expenses)	67,102	(23,442)	38,583	(108,167)
Acquisition-related deal and integration expenses	(19,283)	(36,570)	(99,392)	(69,710)
Restructuring and other expenses	(63,924)	(7,858)	(177,608)	(31,357)
Impairment of assets	—	—	—	(4,946)
Goodwill impairment	—	(75,936)	—	(75,936)
Operating income	670,128	487,297	1,863,790	1,911,859
Other loss (income), net	3,436	(41,888)	(18,612)	(48,008)
Interest expense, net	57,864	52,862	167,989	159,150
Income before income taxes	$608,828	$476,323	$1,714,413	$1,800,717

Segment operating income is evaluated by the CODM of the Company before gains from antitrust litigation settlements; LIFO (expense) credit; Turkey highly inflationary impact; acquisition-related intangibles amortization; litigation and opioid-related credit (expenses); acquisition-related deal and integration expenses; restructuring and other expenses; impairment of assets; and goodwill impairment. All corporate office expenses are allocated to the operating segment level.
Litigation and opioid-related credit in the three and nine months ended June 30, 2023 includes the receipt of $83.4 million from the H.D. Smith opioid litigation indemnity escrow.
The Company recognized gains of $60.0 million from the sale of non-core businesses in the three and nine months ended June 30, 2022 in Other Loss (Income), Net.

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
•financial and other impacts of macroeconomic and geopolitical trends and events, including the situation in Russia and Ukraine and its regional and global ramifications;
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

Recent Developments
OneOncology Equity Method Investment
In June 2023, we and TPG, a global alternative asset management firm, acquired OneOncology, LLC ("OneOncology"), a network of leading oncology practices. Including all direct transaction costs, we invested $718.4 million (representing 34.9%) in a joint venture formed to acquire OneOncology for $2.1 billion, and TPG acquired the majority interest in the joint venture. We account for our minority interest in the joint venture as an equity method investment, which is included in Other Assets on our Consolidated Balance Sheet.
Beginning on the third anniversary of the closing of the joint venture's acquisition of OneOncology and ending on the day before the fourth anniversary of that closing, TPG will have a put option under which TPG may require us to purchase all of the other interests in the joint venture, including TPG's interest, at a price equal to 19 times OneOncology's adjusted earnings before interest, taxes, depreciation and amortization for the most recently ended 12-month period prior to TPG’s exercise of the put option, all of which is subject to various other adjustments and qualifications. In addition, on the date that is the third anniversary of the closing and again beginning on the fourth anniversary of the closing and ending on the day before the fifth anniversary of the closing, we will have a call option to purchase all of the other interests in the joint venture, including TPG's, also at the price set forth above.
Executive Summary
    This executive summary provides highlights from the results of operations that follow:
•Revenue increased by $6.9 billion, or 11.5%, from the prior year quarter and $15.8 billion, or 8.9%, from the prior year nine-month period primarily due to growth in our U.S. Healthcare Solutions segment. The U.S. Healthcare Solutions segment grew its revenue by $6.5 billion, or 12.2%, from the prior quarter and $15.5 billion, or 9.9%, from the prior year nine-month period due to overall market growth primarily driven by unit volume growth, including increased sales of products labeled for diabetes and/or weight loss in the glucagon-like peptide-1, or "GLP-1," class and increased sales of specialty products to physician practices and health systems, offset in part by a decrease in sales of COVID-19 treatments (primarily commercial treatments). Revenue in International Healthcare Solutions' increased by $371.1 million, or 5.6%, from the prior year quarter and $319.8 million, or 1.6%, from the prior year nine-month period. The increases from the prior year quarter and nine-month period were primarily due to increased revenue from our less-than-wholly-owned Brazil full-line distribution business, incremental revenue from our January 2023 acquisition of PharmaLex, increased sales at our Canadian business, and increased sales at Alliance Healthcare, our European distribution business, and was offset in part due to the June 2022 divestiture of our Brazil specialty business. Our European distribution business' revenue in the current year nine-month period was negatively impacted by unfavorable foreign currency exchange rates, primarily during the first six months of fiscal 2023, in comparison to the prior year period;
•Gross profit increased by $249.3 million, or 12.4%, from the prior year quarter and $395.2 million, or 6.3%, from the prior year nine-month period. Gross profit in the current year periods was favorably impacted by increases in gross profit in both reportable segments and gains from antitrust litigation settlements. The increase in the current year nine-month period was offset in part by last-in, first-out ("LIFO") expense in the current year period in comparison to a LIFO credit in the prior year period. U.S. Healthcare Solutions gross profit increased by $82.3 million, or 6.2%, from the prior year quarter and $279.2 million, or 6.9%, from the prior year nine-month period primarily due to increased sales. Gross profit in International Healthcare Solutions increased by $83.2 million, or 11.3%, from the prior year quarter and $132.7 million, or 5.9%, from the prior year nine-month period primarily due to the January 2023 acquisition of PharmaLex and increases in our global specialty logistics business, our less-than-wholly-owned Brazil full-line distribution business, and our European distribution business, offset in part by the June 2022 divestiture of our Brazil specialty business. Our European distribution business' gross profit in the current year nine-month period was negatively impacted by unfavorable foreign currency exchange rates, primarily during the first six months of fiscal 2023, in comparison to the prior year period;
•Total operating expenses increased by $66.4 million, or 4.3%, compared to the prior year quarter and $443.3 million, or 10.1%, from the prior year nine-month period primarily as a result of an increases in distribution, selling, and administrative expenses, restructuring and other expenses, and amortization expense, offset in part by a litigation and opioid-related credit in the current year periods in comparison to an expense in the prior year periods and a $75.9 million goodwill impairment recorded in the prior year periods;
•Total segment operating income increased by $66.1 million, or 8.7%, from the prior year quarter and increased $66.2 million, or 2.7%, from the prior year nine-month period. Operating income increased in both reportable segments in the current year quarter. The increase in U.S. Healthcare Solutions segment in the current year nine-month period was offset in part by a decrease in operating income in the International Healthcare Solutions segment resulting from unfavorable foreign currency exchange rates, primarily during the first six months of fiscal 2023, in comparison to the prior year period;
•Our effective tax rates were 21.3% and 19.3% for the three and nine months ended June 30, 2023, respectively. Our effective tax rates were 23.7% and 24.0% for the three and nine months ended June 30, 2022, respectively. The effective tax rate for the three months ended June 30, 2023 was higher than the U.S. statutory rate primarily due to U.S. state income taxes, offset in part by the benefit of non-U.S. income taxed at rates lower than the U.S. statutory rate. The effective tax rate for the nine months ended June 30, 2023 was lower than the U.S. statutory rate primarily due to the benefit of non-U.S. income taxed at rates lower than the U.S. statutory rate, benefits from tax authority audit resolutions, and tax benefits associated with the vesting of restricted stock units and stock option exercises, offset in part by U.S. state income taxes.

Results of Operations
Revenue

	Three months ended June 30,			Nine months ended June 30,
(dollars in thousands)	2023	2022	Change	2023	2022	Change
U.S. Healthcare Solutions:
Human Health	$58,583,385	$52,168,130	12.3%	$169,113,962	$153,721,040	10.0%
Animal Health	1,316,814	1,221,215	7.8%	3,716,272	3,590,715	3.5%
Total U.S. Healthcare Solutions	59,900,199	53,389,345	12.2%	172,830,234	157,311,755	9.9%
International Healthcare Solutions:
Alliance Healthcare	5,698,635	5,492,656	3.8%	16,720,262	16,658,799	0.4%
Other Healthcare Solutions	1,349,142	1,184,070	13.9%	3,703,728	3,445,400	7.5%
Total International Healthcare Solutions	7,047,777	6,676,726	5.6%	20,423,990	20,104,199	1.6%
Intersegment eliminations	(933)	(1,470)		(3,144)	(3,097)
Revenue	$66,947,043	$60,064,601	11.5%	$193,251,080	$177,412,857	8.9%
Our future revenue growth will continue to be affected by various factors, such as industry growth trends, including drug utilization (e.g. products labeled for diabetes and/or weight loss in the GLP-1 class), the introduction of new, innovative brand therapies, the likely increase in the number of generic drugs and biosimilars that will be available over the next few years as a result of the expiration of certain drug patents held by brand-name pharmaceutical manufacturers and the rate of conversion from brand products to those generic drugs and biosimilars, price inflation and price deflation, general economic conditions in the United States and Europe, currency exchange rates, competition within the industry, customer consolidation, changes in pharmaceutical manufacturer pricing and distribution policies and practices, increased downward pressure on government and other third-party reimbursement rates to our customers, changes in government rules and regulations, and the impact of the COVID-19 pandemic.
Revenue increased by 11.5% and 8.9% from the prior year quarter and nine-month period, respectively, primarily due to growth in the U.S. Healthcare Solutions segment.
The U.S. Healthcare Solutions segment grew its revenue by $6.5 billion, or 12.2%, from the prior year quarter and $15.5 billion, or 9.9%, from the prior year nine-month period due to overall market growth primarily driven by unit volume growth, including increased sales of products labeled for diabetes and/or weight loss in the GLP-1 class and increased sales of specialty products to physician practices and health systems, offset in part by a decrease in sales of COVID-19 treatments (primarily commercial treatments). The total increases in U.S. Healthcare Solutions revenues included increases in sales of products labeled for diabetes and/or weight loss of $2.4 billion and $5.6 billion in the three and nine months ended June 30, 2023, respectively. COVID-19 treatment revenue declined by $0.1 billion and $0.8 billion in the three and nine months ended June 30, 2023 in comparison to the same prior year periods. Sales, including GLP-1 products and COVID-19 treatments, to our two largest customers increased by $2.1 billion and $5.0 billion in the three and nine months ended June 30, 2023 in comparison to the same prior year periods.
International Healthcare Solutions' revenue increased by $371.1 million, or 5.6%, from the prior year quarter and $319.8 million, or 1.6%, from the prior year nine-month period. The increases from the prior year quarter and nine-month period were primarily due to increased revenue from our less-than-wholly-owned Brazil full-line distribution business, incremental revenue from our January 2023 acquisition of PharmaLex, increased sales at our Canadian business, and increased sales at Alliance Healthcare, our European distribution business, and was offset in part due to the June 2022 divestiture of our Brazil specialty business. Our European distribution business' revenue in the current year nine-month period was negatively impacted by unfavorable foreign currency exchange rates, primarily during the first six months of fiscal 2023, in comparison to the prior year period.
A number of our contracts with customers, including group purchasing organizations, are typically subject to expiration each year. We may lose a significant customer if an existing contract with such customer expires without being extended, renewed, or replaced. During the nine months ended June 30, 2023, no significant contracts expired. Over the next twelve months, there are no significant contracts scheduled to expire. Additionally, from time to time, significant contracts may be terminated in accordance with their terms or extended, renewed, or replaced prior to their expiration dates. If those contracts are extended, renewed, or replaced at less favorable terms, they may also negatively impact our revenue, results of operations, and cash flows.
Gross Profit

	Three months ended June 30,			Nine months ended June 30,
(dollars in thousands)	2023	2022	Change	2023	2022	Change
U.S. Healthcare Solutions	$1,410,822	$1,328,511	6.2%	$4,347,841	$4,068,626	6.9%
International Healthcare Solutions	820,745	737,546	11.3%	2,362,981	2,230,297	5.9%
Gains from antitrust litigation settlements	118,611	—		168,510	1,835
LIFO (expense) credit	(34,952)	(23,070)		(114,272)	37,668
Turkey highly inflationary impact	(50,580)	(27,618)		(59,019)	(27,618)
Gross profit	$2,264,646	$2,015,369	12.4%	$6,706,041	$6,310,808	6.3%
    Gross profit increased by $249.3 million, or 12.4%, from the prior year quarter and $395.2 million, or 6.3%, from the prior year nine-month period. Gross profit in the current year periods was favorably impacted by increases in gross profit in both reportable segments and gains from antitrust litigation settlements. The increase in the current year nine-month period was offset in part by LIFO expense in the current year period in comparison to a LIFO credit in the prior year period.
U.S. Healthcare Solutions gross profit increased by $82.3 million, or 6.2%, from the prior year quarter and $279.2 million, or 6.9%, from the prior year nine-month period primarily due to increased sales. As a percentage of revenue, U.S. Healthcare Solutions' gross profit margin was 2.36% and 2.52% in the current year quarter and nine-month period, respectively, a 13-basis point decrease from prior year quarter and a 7-basis point decrease from the prior year nine-month period primarily due to higher sales of GLP-1 products, which have lower gross profit margins, and lower sales of COVID-19 treatments, which have higher gross profit margins.
Gross profit in International Healthcare Solutions increased by $83.2 million, or 11.3%, from the prior year quarter and $132.7 million, or 5.9%, from the prior year nine-month period primarily due to the January 2023 acquisition of PharmaLex and increases in our global specialty logistics business, our less-than-wholly-owned Brazil full-line distribution business, and our European distribution business, offset in part by the June 2022 divestiture of our Brazil specialty business. Our European distribution business' gross profit in the current year nine-month period was negatively impacted by unfavorable foreign currency exchange rates, primarily during the first six months of fiscal 2023, in comparison to the prior year period.
We recognized gains from antitrust litigation settlements with pharmaceutical manufacturers of $118.6 million and $168.5 million in the three and nine months ended June 30, 2023, respectively. We recognized gains from antitrust litigation settlements with pharmaceutical manufacturers of $1.8 million in nine months ended June 30, 2022. The gains were recorded as reductions to Cost of Goods Sold (see Note 11 of the Notes to Consolidated Financial Statements).
We recognized an expense in Cost of Goods Sold of $50.6 million and $59.0 million in the three and nine months ended June 30, 2023, respectively, related to the impact of Turkey highly inflationary accounting. We recognized an expense in Cost of Goods Sold of $27.6 million in the three and nine months ended June 30, 2022 related to the impact of Turkey highly inflationary accounting. These expenses were driven by the weakening of the Turkish Lira.
Our cost of goods sold for interim periods includes a LIFO provision that is recorded ratably on a quarterly basis and is based on our estimated annual LIFO provision. The annual LIFO provision, which we estimate on a quarterly basis, is affected by manufacturer pricing practices, which may be impacted by market and other external influences, expected changes in inventory quantities, and product mix, many of which are difficult to predict. Changes to any of the above factors may have a material impact on our annual LIFO provision. Based on estimates in our current fiscal year LIFO provision, LIFO expense in the current year nine-month period in comparison to the LIFO credit in the prior year nine-month period was primarily driven by lower generic pharmaceutical deflation, higher brand inventory product mix, and higher brand pharmaceutical inflation.

Operating Expenses

	Three months ended June 30,			Nine months ended June 30,
(dollars in thousands)	2023	2022	Change	2023	2022	Change
Distribution, selling, and administrative	$1,304,141	$1,212,152	7.6%	$3,916,156	$3,585,500	9.2%
Depreciation and amortization	274,272	172,114	59.4%	687,678	523,333	31.4%
Litigation and opioid-related (credit) expenses	(67,102)	23,442		(38,583)	108,167
Acquisition-related deal and integration expenses	19,283	36,570		99,392	69,710
Restructuring and other expenses	63,924	7,858		177,608	31,357
Impairment of assets	—	—		—	4,946
Goodwill impairment	—	75,936		—	75,936
Total operating expenses	$1,594,518	$1,528,072	4.3%	$4,842,251	$4,398,949	10.1%
Distribution, selling, and administrative expenses increased by $92.0 million, or 7.6%, compared to prior year quarter primarily due to higher operating costs in the International Healthcare Solutions segment, including incremental operating expenses at PharmaLex. Distribution, selling, and administrative expenses increased by $330.7 million, or 9.2%, compared to prior year nine-month period primarily to support revenue growth and included inflationary impacts on certain operating expenses. As a percentage of revenue, distribution, selling, and administrative expenses were 1.95% and 2.03% in the current year quarter and nine-month period, respectively, which represented a 7-basis point decrease and a 1-basis point increase compared to the prior year three and nine-month periods, respectively. The decrease in distribution, selling, and administrative expenses as a percentage of revenue in the current year quarter in comparison to the prior year quarter is primarily due to recent initiatives undertaken to improve operating efficiency across many of our businesses and administrative functions.
Depreciation expense increased 7.5% and 5.3% from the prior year quarter and nine-month period, respectively. Amortization expense increased 126.6% and 63.6% from the prior year quarter and nine-month period, respectively, primarily due to accelerated amortization expense recorded in connection with the revised useful lives of certain trade names resulting from our January 2023 announcement of our intended company name change.
Litigation and opioid-related credit in the three and nine months ended June 30, 2023 included the receipt of $83.4 million from the H.D. Smith opioid litigation indemnity escrow. Litigation and opioid-related credit was offset in part by $16.3 million and $44.8 million of legal fees in connection with opioid lawsuits and investigations in the three and nine months ended June 30, 2023, respectively. Litigation and opioid-related expenses in the three months ended June 30, 2022 included legal fees in connection with opioid lawsuits and investigations. Litigation and opioid-related expenses in the nine months ended June 30, 2022 included $71.6 million of legal fees in connection with opioid lawsuits and investigations and a $36.6 million accrual related to opioid litigation settlements.
Acquisition-related deal and integration expenses in the three and nine months ended June 30, 2023 primarily related to the continued integration of Alliance Healthcare and the acquisition of PharmaLex. Acquisition-related deal and integration expenses in the three and nine months ended June 30, 2022 primarily related to the integration of Alliance Healthcare.
Restructuring and other expenses are comprised of the following for the periods indicated:

	Three months ended June 30,		Nine months ended June 30,
(in thousands)	2023	2022	2023	2022
Restructuring and employee severance costs	$38,209	$4,475	$85,060	$19,696
Business transformation efforts	23,384	3,190	52,007	11,468
Other expenses	2,331	193	40,541	193
Total restructuring and other expenses	$63,924	$7,858	$177,608	$31,357
Restructuring and employee severance costs in the three and nine months ended June 30, 2023 primarily included expenses incurred in connection with workforce reductions in both of our reportable segments.
Business transformation efforts in the three and nine months ended June 30, 2023 included rebranding costs associated with our name change to Cencora and non-recurring expenses related to significant strategic initiatives to improve operational efficiency, including certain technology initiatives. The majority of these costs related to services provided by third-party consultants.
Business transformation efforts in the three and nine months ended June 30, 2022 primarily related to costs associated with reorganizing to further align our organization to our customers' needs, including certain technology initiatives. The majority of these costs related to services provided by third-party consultants.
In March 2023, one of our foreign business units experienced a cybersecurity event that impacted a standalone legacy information technology platform in one country and the foreign business unit's ability to operate in that country for approximately two weeks. In connection with this isolated event, we incurred costs to restore the foreign business unit's operations in that country, which was recorded in Other expenses in the above table. The majority of Other expenses in the three and nine months ended June 30, 2023 related to the cybersecurity event.
We recorded a $75.9 million goodwill impairment of our Profarma reporting unit in the quarter and nine-month period ended June 30, 2022.
Operating Income

	Three months ended June 30,			Nine months ended June 30,
(dollars in thousands)	2023	2022	Change	2023	2022	Change
U.S. Healthcare Solutions	$635,176	$579,927	9.5%	$1,963,729	$1,878,556	4.5%
International Healthcare Solutions	187,132	176,272	6.2%	524,405	543,400	(3.5)%
Total segment operating income	822,308	756,199	8.7%	2,488,134	2,421,956	2.7%

Gains from antitrust litigation settlements	118,611	—		168,510	1,835
LIFO (expense) credit	(34,952)	(23,070)		(114,272)	37,668
Turkey highly inflationary impact	(50,580)	(27,618)		(59,019)	(27,618)
Acquisition-related intangibles amortization	(169,154)	(74,408)		(381,146)	(231,866)
Litigation and opioid-related credit (expenses)	67,102	(23,442)		38,583	(108,167)
Acquisition-related deal and integration expenses	(19,283)	(36,570)		(99,392)	(69,710)
Restructuring and other expenses	(63,924)	(7,858)		(177,608)	(31,357)
Impairment of assets	—	—		—	(4,946)
Goodwill impairment	—	(75,936)		—	(75,936)
Operating income	$670,128	$487,297	37.5%	$1,863,790	$1,911,859	(2.5)%
Segment operating income is evaluated before gains from antitrust litigation settlements; LIFO (expense) credit; Turkey highly inflationary impact; acquisition-related intangibles amortization; litigation and opioid-related credit (expenses); acquisition-related deal and integration expenses; restructuring and other expenses; impairment of assets; and goodwill impairment.
U.S. Healthcare Solutions' operating income increased by $55.2 million, or 9.5%, from prior year quarter and $85.2 million, or 4.5%, from prior year nine-month period primarily due to the increases in gross profit, as noted above, and was offset in part by the increases in operating expenses. As a percentage of revenue, U.S. Healthcare Solutions' operating income margin was 1.06% and 1.14% in the current year quarter and nine-month period ended June 30, 2023, respectively, and represented declines of 3 basis points and 5 basis points compared to the prior year quarter and prior year nine-month period, respectively, primarily due to the declines in gross profit margins, as described above in the Gross Profit section.
International Healthcare Solutions' operating income increased by $10.9 million, or 6.2%, from the prior year quarter and decreased $19.0 million, or 3.5%, from the prior year nine-month period. The increase in the current year quarter was primarily due to our global specialty logistics business and the January 2023 acquisition of PharmaLex, offset in part by a decrease in operating income in our European distribution business. The decrease in the current year nine-month period was primarily due to a decrease in operating income in our European distribution business, in part due to unfavorable foreign currency exchange rates, primarily during the first six months of fiscal 2023, in comparison to the prior year period, and the June 2022 divestiture of our Brazil specialty business.
Other Loss (Income), Net
We recognized a gain of $60.0 million from the sale of non-core businesses in the three and nine months ended June 30, 2022.
Interest Expense, Net
Interest expense, net and the respective weighted average interest rates for the three months ended June 30, 2023 and 2022 are as follows:

	2023		2022
(dollars in thousands)	Amount	Weighted Average Interest Rate	Amount	Weighted Average Interest Rate
Interest expense	$68,466	3.72%	$57,657	2.71%
Interest income	(10,602)	4.31%	(4,795)	0.70%
Interest expense, net	$57,864		$52,862
Interest expense, net and the respective weighted average interest rates for the nine months ended June 30, 2023 and 2022 are as follows:

	2023		2022
(dollars in thousands)	Amount	Weighted Average Interest Rate	Amount	Weighted Average Interest Rate
Interest expense	$201,544	3.51%	$169,661	2.63%
Interest income	(33,555)	3.34%	(10,511)	0.75%
Interest expense, net	$167,989		$159,150
Interest expense, net increased by $5.0 million, or 9.5%, from prior year quarter and $8.8 million, or 5.6%, from the prior year nine-month period primarily due to the increases in interest expense. The increases in interest expense were primarily driven by an increase in our variable-rate borrowings and associated interest rates. The increases in interest expense were offset in part by increases in interest income, which were primarily driven by higher investment interest rates in the current year periods in comparison to the prior year periods. The higher investment interest rates were offset in part by lower average investment cash balances in the current year periods in comparison to the prior year periods.
Income Tax Expense
Our effective tax rates were 21.3% and 19.3% for the three and nine months ended June 30, 2023, respectively. Our effective tax rates were 23.7% and 24.0% for the three and nine months ended June 30, 2022, respectively. The effective tax rate for the three months ended June 30, 2023 was higher than the U.S. statutory rate primarily due to U.S. state income taxes, offset in part by the benefit of non-U.S. income taxed at rates lower than the U.S. statutory rate. The effective tax rate for the nine months ended June 30, 2023 was lower than the U.S. statutory rate primarily due to the benefit of non-U.S. income taxed at rates lower than the U.S. statutory rate, benefits from tax authority audit resolutions, and tax benefits associated with the vesting of restricted stock units and stock option exercises, offset in part by U.S. state income taxes. The effective tax rates for the three and nine months ended June 30, 2022 were higher than the U.S. statutory rate primarily due to U.S. state income taxes as well as discrete tax expenses associated with foreign valuation allowance adjustments, offset in part by the benefit of non-U.S. income taxed at rates lower than the U.S. statutory rate.
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
Cash Flows
As of June 30, 2023 and September 30, 2022, our cash and cash equivalents held by foreign subsidiaries were $643.2 million and $688.4 million, respectively. We have the ability to repatriate the majority of our cash and cash equivalents held by our foreign subsidiaries without incurring significant additional taxes upon repatriation.
We have increased seasonal needs related to our inventory build during the December and March quarters that, depending on our cash balance, may require the use of our credit facilities to fund short-term capital needs. Our cash balances in the nine months ended June 30, 2023 and 2022 were supplemented by intra-period credit facility borrowings to cover short-term working capital needs. The largest amount of intra-period borrowings under our revolving and securitization credit facilities that was outstanding at any one time during the nine months ended June 30, 2023 and 2022 was $2,121.0 million and $590.0 million, respectively. We had $49,452.9 million and $3,991.6 million of cumulative intra-period borrowings that were repaid under our credit facilities during the nine months ended June 30, 2023 and 2022, respectively.
During the nine months ended June 30, 2023, our operating activities provided cash of $2,084.5 million in comparison to $1,538.6 million in the prior year period. Cash provided by operations during the nine months ended June 30, 2023 was principally the result of the following:
•An increase in accounts payable of $3,513.7 million primarily due to the increase in our inventory balances and the timing of scheduled payments to our suppliers;
•Net income of $1,383.6 million; and
•Positive non-cash items of $899.8 million, which is primarily comprised of amortization expense of $389.8 million, depreciation expense of $307.3 million, and LIFO expense of $114.3 million.
The cash provided by the above items was offset in part by the following:
•An increase in accounts receivable of $2,249.9 million primarily due to an increase in sales and the timing of scheduled payments from our customers and
•An increase in inventories of $1,370.0 million to support the increase in business volume.
Cash provided by operations during the nine months ended June 30, 2022 was principally the result of the following:
•An increase in accounts payable of $2,074.6 million primarily due to the increase in our inventory balances and the timing of scheduled payments to our suppliers;
•Net income of $1,367.9 million; and
•Positive non-cash items of $704.6 million, which is primarily comprised of depreciation expense of $292.3 million and amortization expense of $243.2 million.
The cash provided by the above items was offset in part by the following:
•An increase in accounts receivable of $1,551.0 million primarily due to an increase in sales and the timing of scheduled payments from our customers;
•An increase in inventories of $712.8 million to support the increase in business volume; and
•A decrease in accrued expenses of $268.9 million.
We use days sales outstanding, days inventory on hand, and days payable outstanding to evaluate our working capital performance. The below financial metrics are calculated based upon a quarterly average and can be impacted by the timing of cash receipts and disbursements, which can vary significantly depending upon the day of the week on which the month ends.

	Three months ended June 30,		Nine months ended June 30,
	2023	2022	2023	2022
Days sales outstanding	27.6	27.8	27.5	27.7
Days inventory on hand	27.4	27.9	28.0	28.3
Days payable outstanding	60.1	59.6	60.0	59.7

Our cash flows from operating activities can vary significantly from period to period based upon fluctuations in our period-end working capital account balances. Additionally, any changes to payment terms with a significant customer or manufacturer supplier could have a material impact to our cash flows from operations. Operating cash flows during the nine months ended June 30, 2023 included $200.9 million of interest payments and $342.7 million of income tax payments, net of refunds. Operating cash flows during the nine months ended June 30, 2022 included $160.8 million of interest payments and $184.1 million of income tax payments, net of refunds.
Capital expenditures in the nine months ended June 30, 2023 and 2022 were $282.9 million and $322.7 million, respectively. Significant capital expenditures in the nine months ended June 30, 2023 and 2022 included investments in various technology initiatives, including technology investments at Alliance Healthcare.
We currently expect to invest approximately $500 million for capital expenditures during fiscal 2023. Larger 2023 capital expenditures will include investments relating to various technology initiatives, including technology investments at Alliance Healthcare and those needed to comply with new regulatory requirements.
In addition to capital expenditures, net cash used in investing activity in the nine months ended June 30, 2023 included $1,406.3 million for the acquisition of PharmaLex and $718.4 million for our investment in OneOncology (see Note 2 of the Notes to Consolidated Financial Statements). Net cash used in investing activity in the nine months ended June 30, 2022 included $124.2 million of costs to acquire companies, including $60.0 million that was paid to settle accrued consideration related to the Alliance Healthcare acquisition, and was offset in part by $258.1 million in proceeds from the sale of non-core businesses.
Net cash used in financing activities in the nine months ended June 30, 2023 principally resulted from $907.2 million purchases of our common stock, a $675 million repayment of our 0.737% senior notes that matured in March 2023, and $300.4 million in cash dividends paid on our common stock. Net cash used in financing activities in the nine months ended June 30, 2022 principally resulted from a $500 million repayment of our 0.737% senior notes prior to their maturity in March 2023, the repayment of our $250 million term loan, $295.2 million in cash dividends paid on our common stock, and $248.4 million in purchases of common stock.
Debt and Credit Facility Availability
The following table illustrates our debt structure as of June 30, 2023, including availability under the multi-currency revolving credit facility, the receivables securitization facility, the revolving credit note, the money market facility, the Alliance Healthcare debt, and the overdraft facility:

(in thousands)	Outstanding Balance	Additional Availability
Fixed-Rate Debt:
$500,000, 3.400% senior notes due 2024	$499,557	$—
$500,000, 3.250% senior notes due 2025	498,857	—
$750,000, 3.450% senior notes due 2027	746,254	—
$500,000, 2.800% senior notes due 2030	495,806	—
$1,000,000, 2.700% senior notes due 2031	991,320	—
$500,000, 4.250% senior notes due 2045	495,324	—
$500,000, 4.300% senior notes due 2047	493,487	—
Nonrecourse debt	108,951	—
Total fixed-rate debt	4,329,556	—

Variable-Rate Debt:
Multi-currency revolving credit facility due 2027	—	2,400,000
Receivables securitization facility due 2025	350,000	1,100,000
Revolving credit note	—	75,000
Overdraft facility due 2024 (£10,000)	—	12,703
Money market facility	—	100,000
Alliance Healthcare debt	236,725	178,789
Nonrecourse debt	104,433	—
Total variable-rate debt	691,158	3,866,492
Total debt	$5,020,714	$3,866,492
In March 2023, the remaining balance of $675 million on our original $1.5 billion, 0.737% senior notes matured and was repaid.

We have a $2.4 billion multi-currency senior unsecured revolving credit facility ("Multi-Currency Revolving Credit Facility") with a syndicate of lenders, which is scheduled to expire in October 2027. Interest on borrowings under the Multi-Currency Revolving Credit Facility accrues at specified rates based on our debt rating and ranges from 80.5 basis points to 122.5 basis points over SOFR/EURIBOR/CDOR/RFR, as applicable (102.5 basis points over SOFR/EURIBOR/CDOR/RFR as of June 30, 2023) and from 0 basis points to 22.5 basis points over the alternate base rate and Canadian prime rate, as applicable. We pay facility fees to maintain the availability under the Multi-Currency Revolving Credit Facility at specified rates based on our debt rating, ranging from 7 basis points to 15.0 basis points, annually, of the total commitment (10 basis points as of June 30, 2023). We may choose to repay or reduce our commitments under the Multi-Currency Revolving Credit Facility at any time. The Multi-Currency Revolving Credit Facility contains covenants, including compliance with a financial leverage ratio test, as well as others that impose limitations on, among other things, indebtedness of subsidiaries and asset sales, with which we were compliant as of June 30, 2023.
We have a commercial paper program whereby we may from time to time issue short-term promissory notes in an aggregate amount of up to $2.4 billion at any one time. Amounts available under the program may be borrowed, repaid, and re-borrowed from time to time. The maturities on the notes will vary, but may not exceed 365 days from the date of issuance. The notes will bear interest, if interest bearing, or will be sold at a discount from their face amounts. The commercial paper program does not increase our borrowing capacity as it is fully backed by our Multi-Currency Revolving Credit Facility. There were no borrowings outstanding under our commercial paper program as of June 30, 2023.
We have a $1,450 million receivables securitization facility ("Receivables Securitization Facility"), which is scheduled to expire in October 2025. We have available to us an accordion feature whereby the commitment on the Receivables Securitization Facility may be increased by up to $250 million, subject to lender approval, for seasonal needs during the December and March quarters. Interest rates are based on prevailing market rates for short-term commercial paper or 30-day Term SOFR plus a program fee. We pay a customary unused fee at prevailing market rates, annually, to maintain the availability under the Receivables Securitization Facility. The Receivables Securitization Facility contains similar covenants to the Multi-Currency Revolving Credit Facility, with which we were compliant as of June 30, 2023.
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
Alliance Healthcare debt is comprised of uncommitted revolving credit facilities in various currencies with various rates. A majority of the outstanding borrowings were held in Egypt (which is 50% owned) as of June 30, 2023. These facilities are used to fund its working capital needs.
Nonrecourse debt is comprised of short-term and long-term debt belonging to the Brazil subsidiary and is repaid solely from the Brazil subsidiary' cash flows and such debt agreements provide that the repayment of the loans (and interest thereon) is secured solely by the capital stock, physical assets, contracts, and cash flows of the Brazil subsidiary.
Share Purchase Programs and Dividends
In May 2022, our board of directors authorized a share repurchase program allowing us to purchase up to $1.0 billion of our outstanding shares of common stock, subject to market conditions. In the nine months ended June 30, 2023, we purchased $878.8 million of our common stock, including $800.0 million from Walgreens Boots Alliance, Inc. These purchases excluded $28.4 million of purchases in September 2022 that cash settled in October 2022. As of June 30, 2023, we had $82.5 million of availability remaining under this program.
In March 2023, our board of directors authorized a new share repurchase program allowing us to purchase up to $1.0 billion of our outstanding shares of common stock, subject to market conditions. No shares were purchased under this program as of June 30, 2023.
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

Commitments and Obligations
As discussed and defined in Note 10 of the Notes to Consolidated Financial Statements, on July 21, 2021, it was announced that we and the two other national pharmaceutical distributors had negotiated a Distributor Settlement Agreement. The Distributor Settlement Agreement became effective on April 2, 2022, and as of June 30, 2023, it included 48 of 49 eligible states (the “Settling States”) as well as 99% by population of the eligible political subdivisions in the Settling States. Our remaining estimated liability related to the Distributor Settlement Agreement, the State of Alabama (with whom we have not reached a settlement agreement), and other opioid-related litigation for which we have reached settlement agreements is approximately $5.9 billion on our Consolidated Balance Sheet as of June 30, 2023 and is expected to be paid over the next 16 years. The payment of the aforementioned litigation liability has not and is not expected to have an impact on our ability to pay dividends.
The following is a summary of our contractual obligations for future principal and interest payments on our debt, minimum rental payments on our noncancellable operating leases, and minimum payments on our other commitments as of June 30, 2023:

Payments Due by Period (in thousands)	Debt, Including Interest Payments	Operating Leases	Other Commitments	Total
Within 1 year	$1,072,554	$216,322	$138,379	$1,427,255
1-3 years	1,198,997	374,448	131,752	1,705,197
4-5 years	980,863	281,957	64	1,262,884
After 5 years	3,389,500	458,291	—	3,847,791
Total	$6,641,914	$1,331,018	$270,195	$8,243,127
The 2017 Tax Act requires a one-time transition tax to be recognized on historical foreign earnings and profits. We expect to pay $139.0 million, net of overpayments and tax credits, related to the transition tax as of June 30, 2023, which is payable in installments over a six-year period, and commenced in January 2021. The transition tax commitment is included in "Other Commitments" in the above table.
Our liability for uncertain tax positions was $535.1 million (including interest and penalties) as of June 30, 2023. This liability represents an estimate of tax positions that we have taken in our tax returns which may ultimately not be sustained upon examination by taxing authorities. Since the amount and timing of any future cash settlements cannot be predicted with reasonable certainty, the estimated liability has been excluded from the above contractual obligations table. Our liability for uncertain tax positions as of June 30, 2023 primarily includes an uncertain tax benefit related to the legal accrual for litigation related to the distribution of prescription opioid pain medications, as disclosed in Note 10 of the Notes to Consolidated Financial Statements.
Market Risks
We have exposure to foreign currency and exchange rate risk from our non-U.S. operations. Our largest exposure to foreign exchange rates exists primarily with the U.K. Pound Sterling, the Euro, the Turkish Lira, the Egyptian Pound, the Brazilian Real, and the Canadian Dollar. We use forward contracts to hedge against the foreign currency exchange rate impact on certain intercompany receivable and payable balances. We may use derivative instruments to hedge our foreign currency exposure, but not for speculative or trading purposes. Revenue from our foreign operations during the nine months ended June 30, 2023 was approximately 11% of our consolidated revenue.
We have market risk exposure to interest rate fluctuations relating to our debt. We manage interest rate risk by using a combination of fixed-rate and variable-rate debt. The amount of variable-rate debt fluctuates during the year based on our working capital requirements. We had $691.2 million of variable-rate debt outstanding as of June 30, 2023. We periodically evaluate financial instruments to manage our exposure to fixed and variable interest rates. However, there are no assurances that such instruments will be available in the combinations we want and/or on terms acceptable to us. There were no such financial instruments in effect as of June 30, 2023.
We also have market risk exposure to interest rate fluctuations relating to our cash and cash equivalents. We had $1,389.3 million in cash and cash equivalents as of June 30, 2023. The unfavorable impact of a hypothetical decrease in interest rates on cash and cash equivalents would be partially offset by the favorable impact of such a decrease on variable-rate debt. For every $100 million of cash invested that is in excess of variable-rate debt, a 10-basis point decrease in interest rates would increase our annual net interest expense by $0.1 million.
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
Changes in Internal Control over Financial Reporting
During the third quarter of fiscal 2023, there was no change in AmerisourceBergen Corporation’s internal control over financial reporting identified in connection with the evaluation required by Rule 13a-15(d) and 15d-15(d) of the Exchange Act that occurred during the quarter ended June 30, 2023 that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.

PART II.  OTHER INFORMATION
ITEM 1.  Legal Proceedings
See Note 10 (Legal Matters and Contingencies) of the Notes to Consolidated Financial Statements set forth under Item 1 of Part I of this report for the Company’s current description of legal proceedings.
ITEM 1A.  Risk Factors
Our significant business risks are described in Item 1A to our Form 10-K for the fiscal year ended September 30, 2022, as supplemented by the description of business risks described in Item 1A to our Form 10-Q for the fiscal quarter ended March 31, 2023, to which reference is made herein.
ITEM 2.  Unregistered Sales of Equity Securities and Use of Proceeds
(c) Issuer Purchases of Equity Securities
The following table sets forth the number of shares purchased, the average price paid per share, the total number of shares purchased as part of publicly announced programs, and the approximate dollar value of shares that may yet be purchased under the programs during each month in the third fiscal quarter ended June 30, 2023. See Note 7, "Stockholders' Equity and Earnings per Share," contained in "Notes to Condensed Consolidated Financial Statements" in Part I, Item 1 of this Quarterly Report on Form 10-Q for additional information.

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Programs	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Programs
April 1 to April 30	—		—	$1,182,525,290
May 1 to May 31	292,792	$170.77	292,792	$1,132,525,201
June 1 to June 30	292,119	$181.79	275,984	$1,082,525,179
Total	584,911		568,776
ITEM 3.  Defaults Upon Senior Securities
None.
ITEM 4.  Mine Safety Disclosures
Not applicable.
ITEM 5.  Other Information
Leslie E. Donato, our Executive Vice President and Chief Strategy Officer, adopted a stock trading plan on May 26, 2023, pursuant to which she may sell up to 15,867 shares of the Company’s common stock, including through the exercise and sale of stock options, prior to May 31, 2024.
Gina K. Clark, our Executive Vice President and Chief Communications & Administrations Officer, adopted a stock trading plan on June 22, 2023, pursuant to which she may sell up to 31,666 shares of the Company’s common stock, including through the exercise and sale of stock options, prior to June 21, 2024.
Robert P. Mauch, our Executive Vice President and Chief Operating Officer, adopted a stock trading plan on June 23, 2023, pursuant to which he may sell up to 20,197 shares of the Company’s common stock prior to April 30, 2024.
These stock trading plans were entered into during an open insider trading window and are intended to satisfy the affirmative defense of Rule 10b5-1(c) under the Securities Exchange Act of 1934, as amended, and the Company’s policies regarding transactions in our securities.

ITEM 6.  Exhibits

    (a)         Exhibits:

Exhibit Number	Description

10.1
Nineteenth Amendment to Amended and Restated Receivables Purchase Agreement, dated as of May 3, 2023, among Amerisource Receivables Financial Corporation, as seller, AmerisourceBergen Drug Corporation, as servicer, the Purchaser Agents and Purchasers party thereto, and MUFG Bank, Ltd., as administrator (incorporated by reference to Exhibit 10.1 to the Registrant's Current Report on Form 8-K filed on May 5, 2023).

10.2
Share Repurchase Agreement, dated as of May 11, 2023, by and between AmerisourceBergen Corporation and Walgreens Boots Alliance Holdings LLC (incorporated by reference to Exhibit 10.1 to the Registrant's Current Report on Form 8-K filed on May 15, 2023).

10.3
Share Repurchase Agreement, dated as of June 15, 2023, by and between AmerisourceBergen Corporation and Walgreens Boots Alliance Holdings LLC (incorporated by reference to Exhibit 10.1 to the Registrant's Current Report on Form 8-K filed on June 20, 2023).

31.1	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer.

31.2	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer.

32	Section 1350 Certifications of Chief Executive Officer and Chief Financial Officer.

101	Financial statements from the Quarterly Report on Form 10-Q of AmerisourceBergen Corporation for the quarter ended June 30, 2023, formatted in Inline Extensible Business Reporting Language (iXBRL): (i) the Consolidated Balance Sheets, (ii) the Consolidated Statements of Operations, (iii) the Consolidated Statements of Comprehensive Income, (iv) the Consolidated Statements of Changes in Stockholders' Equity, (v) the Consolidated Statements of Cash Flows, and (vi) the Notes to Consolidated Financial Statements.

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).

SIGNATURES

    Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

AMERISOURCEBERGEN CORPORATION

August 2, 2023	/s/ Steven H. Collis
Steven H. Collis
Chairman, President & Chief Executive Officer

August 2, 2023	/s/ James F. Cleary
James F. Cleary
Executive Vice President & Chief Financial Officer