Form 10-K
period 2023-09-30
Cencora, Inc.
filed 2023-11-21
CIK 1140859

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-K
☑       ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE FISCAL YEAR ENDED September 30, 2023
☐    TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE TRANSITION PERIOD FROM ___________ TO___________
Commission file number 1-16671
CENCORA, INC.
(Exact name of registrant as specified in its charter)

Delaware			23-3079390
(State or other jurisdiction of			(I.R.S. Employer
incorporation or organization)			Identification No.)

1 West First Avenue	Conshohocken,	PA	19428-1800
(Address of principal executive offices)			(Zip Code)
(610) 727-7000
(Registrant’s telephone number, including area code)
Securities Registered Pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of exchange on which registered
Common stock	COR	New York Stock Exchange	(NYSE)
_________________________________________________

Indicate by check mark if the registrant is a well-known seasoned issuer (as defined in Rule 405 of the Securities Act). Yes ☑ No ☐
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934. Yes ☐ No ☑
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐
Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (Section 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☑ No ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of "large accelerated filer," "accelerated filer," "smaller reporting company," and "emerging growth company" in Rule 12b-2 of the Exchange Act. Large accelerated filer ☑  Accelerated filer ☐  Non-accelerated filer ☐  Smaller reporting company ☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C.7262(b)) by the registered public accounting firm that prepared or issued its audit report.☑
If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐
Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant's executive officers during the relevant recovery period pursuant to §240.10D-1(b) ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Securities Exchange Act of 1934). Yes ☐ No ☑
The aggregate market value of voting stock held by non-affiliates of the registrant on March 31, 2023 based upon the closing price of such stock on the New York Stock Exchange on March 31, 2023 was $20,845,049,311.
The number of shares of common stock of Cencora, Inc. outstanding as of October 31, 2023 was 200,712,338.

Documents Incorporated by Reference
Portions of the registrant's Proxy Statement for the 2024 Annual Meeting of Stockholders are incorporated by reference in Part III of this Annual Report on Form 10-K.

Cautionary Note Regarding Forward-Looking Statements

This Annual Report on Form 10-K contains “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended (the "Securities Exchange Act"). These forward-looking statements include, without limitation, statements regarding our financial position, business strategy and the plans and objectives of management for our future operations; anticipated trends and prospects in the industries in which our business operates; and new products, services and related strategies. These statements constitute projections, forecasts and forward-looking statements, and are not guarantees of performance. Such statements can be identified by the fact that they do not relate strictly to historical or current facts. When used in this Annual Report on Form 10-K, words such as “aim,” “anticipate,” “believe,” “can,” “continue,” “could,” “estimate,” “expect,” “intend,” “may,” “might,” “on track,” “opportunity,” “plan,” “possible,” “potential,” “predict,” “project,” “seek,” “should,” “strive,” “sustain,” “synergy,” “target,” “will,” “would” and similar expressions are intended to identify forward-looking statements, but the absence of these words does not mean that a statement is not forward-looking. These statements are based on management's current expectations and beliefs and are subject to uncertainty and changes in circumstances and speak only as of the date hereof. Although we believe that the assumptions underlying the forward-looking statements are reasonable, we can give no assurance that our expectations will be attained. Factors that could have a material adverse effect on our financial condition, liquidity, results of operations or future prospects or which could cause actual results to differ materially from our expectations include, but are not limited to:

•our ability to achieve and maintain profitability in the future;
•the disruption of our cash flow and ability to return value to our stockholders in accordance with our past practices;
•our ability to respond to general economic conditions, including financial market volatility and disruption, elevated levels of inflation, and declining economic conditions in the United States and abroad;
•our ability to manage our growth and related expectations effectively;
•the retention of key customer or supplier relationships under less favorable economics or the adverse resolution of any contract or other dispute with customers or suppliers;
•changes to customer or supplier mix and payment terms;
•risks associated with our strategic, long-term relationship with WBA, including with respect to the pharmaceutical distribution agreement and/or the global generic purchasing services arrangement, and WBA sales or pledges of, or related activity for, our common stock;
•the acquisitions of or investments in businesses, including the acquisitions of the Alliance Healthcare and PharmaLex, and the investment in OneOncology, that do not perform as expected, fail to achieve expected or targeted future financial and operating performance and results, or that are difficult to integrate, or the inability to capture all of the anticipated synergies related thereto or to capture the anticipated synergies within the expected time period;
•our ability to manage and complete divestitures;
•managing foreign expansion, including non-compliance with the U.S. Foreign Corrupt Practices Act, anti-bribery laws, economic sanctions and import laws and regulations;
•risks associated with our international operations, including financial and other impacts of macroeconomic and geopolitical trends and events, including the conflicts in Ukraine and between Israel and Hamas and related regional and global ramifications;
•interest rate and foreign currency exchange rate fluctuations;
•risks and costs associated with maintaining adequate insurance coverages;
•our ability to attract, recruit and maintain qualified and experienced employees;
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

•our stock price and our ability to access capital markets;
•increasing governmental regulations regarding the pharmaceutical supply chain;
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
•malfunction, failure, or breach of sophisticated information systems to operate as designed, and risks generally associated with cybersecurity;
•risks generally associated with data privacy regulation and the protection and international transfer of personal data;
•our ability to protect our reputation and intellectual property rights;
•natural disasters or other unexpected events, such as pandemics, that affect the Company’s operations;
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

PART I
ITEM 1.    BUSINESS
On August 30, 2023, AmerisourceBergen Corporation changed its corporate name to Cencora, Inc. As used herein, the terms "Company," "Cencora," "we," "us," or "our" refer to Cencora, Inc., a Delaware corporation.
Cencora is one of the largest global pharmaceutical sourcing and distribution services companies, helping both healthcare providers and pharmaceutical and biotech manufacturers improve patient access to products and enhance patient care. We deliver innovative programs and services designed to increase the effectiveness and efficiency of the pharmaceutical supply chain in both human and animal health. More specifically, we distribute a comprehensive offering of brand-name, specialty brand-name, and generic pharmaceuticals, over-the-counter healthcare products, home healthcare supplies and equipment, and related services to a wide variety of healthcare providers located in the United States and select global markets, including acute care hospitals and health systems, independent and chain retail pharmacies, mail order pharmacies, medical clinics, long-term care and alternate site pharmacies, physician practices, medical and dialysis clinics, veterinarians, and other customers. Additionally, we furnish healthcare providers and pharmaceutical manufacturers with an assortment of related services, including data analytics, outcomes research, reimbursement and pharmaceutical consulting services (including regulatory affairs, development consulting and scientific affairs, pharmacovigilance, and quality management and compliance) niche premium logistics services, inventory management, pharmacy automation, pharmacy management, and packaging solutions.
Industry Overview
Pharmaceutical sales in the United States, as recently estimated by IQVIA, an independent third-party provider of information to the pharmaceutical and healthcare industry, are expected to grow at a compound annual growth rate of approximately 7.9% from 2022 through 2027, and the growth rate is dependent, in part, on pharmaceutical manufacturer price increases. In addition to general economic conditions, factors that impact the growth of the pharmaceutical industry in the United States and other industry trends include:
Aging Population. The number of individuals aged 65 and over in the United States is expected to exceed 68 million by 2027 and is the most rapidly growing segment of the population. This age group suffers from more chronic illnesses and disabilities than the rest of the population and accounts for a substantial portion of total healthcare expenditures in the United States.
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
Increased Use of Drug Therapies. In response to rising healthcare costs, governmental and private payors have adopted cost containment measures that encourage the use of efficient drug therapies to prevent or treat diseases. While national attention has been focused on the overall increase in aggregate healthcare costs, we believe drug therapy has had a beneficial impact on healthcare costs by reducing expensive surgeries and prolonged hospital stays. Pharmaceuticals currently account for approximately 15% of overall healthcare costs. Pharmaceutical manufacturers' continued emphasis on research and development is expected to result in the continuing introduction of cost-effective drug therapies and new uses for existing drug therapies.
Other economic conditions and certain risk factors could adversely affect our business and prospects (see Item 1A. Risk Factors).

The Company
We serve our customers (healthcare providers and pharmaceutical and biotech manufacturers) through a geographically diverse network of distribution service centers and other operations in the United States and select global markets. In our pharmaceutical distribution businesses, we are typically the primary supplier of pharmaceutical and related products to our healthcare provider customers. We offer a broad range of services to our customers designed to enhance the efficiency and effectiveness of their operations, which allow them to improve the delivery of healthcare to patients and to lower overall costs in the pharmaceutical supply chain.
Strategy
Our business strategy is focused on the global pharmaceutical supply chain where we provide distribution and value-added services to healthcare providers (primarily pharmacies, health systems, medical and dialysis clinics, physicians, and veterinarians) and pharmaceutical manufacturers to improve channel efficiencies and support positive patient outcomes. Our strategy is one of driving executional excellence in our core distribution solutions business in the U.S. and Internationally, while also investing in higher margin, high growth adjacencies where we provide solutions to pharmaceutical manufacturers to support the clinical development and commercialization of their therapies and support providers in driving efficiency and effectiveness of their operations. Implementing this disciplined and focused strategy in a seamless and unified way has allowed us to significantly expand our business. We are well positioned to grow revenue and increase operating income through the execution of the following key elements of our business strategy:
•Optimize and Grow U.S. Healthcare Solutions Businesses. We are well positioned in size and market breadth to continue to grow our U.S. Healthcare Solutions businesses as we invest to improve our operating and capital efficiencies. Our U.S. human health distribution businesses, including specialty pharmaceuticals, anchors our growth and position in the pharmaceutical supply chain as we provide superior distribution services and deliver value-added solutions, which improve the efficiency and competitiveness of both healthcare providers and pharmaceutical manufacturers, thus allowing the pharmaceutical supply chain to better deliver healthcare to patients.
We are a leader in distribution and services to community oncologists and have leading positions in other physician-administered products. We distribute plasma and other blood products, injectable pharmaceuticals, vaccines, and other specialty products. We are well positioned to service and support biotechnology therapies, including biosimilars, and advanced technologies such as cell and gene therapies.
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
We offer value-added services and solutions to assist healthcare providers and pharmaceutical manufacturers to improve their efficiency and their patient outcomes. Services for manufacturers include: assistance with new product launches, promotional and marketing services to accelerate product sales, product data reporting, market access and health economics consulting, patient support programs, and logistical support.
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
We believe we have one of the lowest operating cost structures among pharmaceutical distributors. Our robust distribution facility network includes a national distribution center in Columbus, OH, which offers pharmaceutical manufacturers a single shipping destination. We continue to seek opportunities to achieve increased productivity and drive operating income gains as we invest in and continue to implement warehouse automation technology, adopt "best practices" in warehousing activities, and increase operating leverage by increasing volume per full-service distribution facility. We continue to seek opportunities to expand our offerings in our human health distribution businesses.
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
•Optimize and Grow Our International Healthcare Solutions Businesses. We are well positioned in size and market breadth to continue to grow our International Healthcare Solutions businesses as we invest to improve our operating and capital efficiencies. The International Healthcare Solutions reportable segment consists of businesses that focus on international pharmaceutical wholesale and related service operations and global commercialization services. The International Healthcare Solutions reportable segment distributes pharmaceuticals, other healthcare products, and related services to healthcare providers, including pharmacies, doctors, health centers and hospitals primarily in Europe. It is a leading global specialty transportation and logistics provider for the biopharmaceutical industry. It also is a leading provider of specialized services, including regulatory affairs, development consulting and scientific affairs, pharmacovigilance, and quality management and compliance, for the life sciences industry. The Canada business drives innovative partnerships with manufacturers, providers, and pharmacies to improve product access and efficiency throughout the healthcare supply chain.
•Acquisitions and Investments. In order to grow our core strategic offerings and to enter related markets, we have acquired and invested in businesses and will continue to consider additional acquisitions and investments.
We acquired and assumed control of PharmaLex Holding GmbH ("PharmaLex") effective January 1, 2023 for $1.473 billion. PharmaLex is a leading provider of specialized services for the life sciences industry. PharmaLex's services include regulatory affairs, development consulting and scientific affairs, pharmacovigilance, and quality management and compliance. PharmaLex is headquartered in Germany and operates in over 30 countries. The acquisition advances our role as a partner of choice for biopharmaceutical partners across the pharmaceutical development and commercialization journey. PharmaLex is a component of our International Healthcare Solutions reportable segment.
In June 2023, we and TPG, a global alternative asset management firm, acquired OneOncology, LLC ("OneOncology"), a network of leading oncology practices. Including all direct transaction costs, we invested $718.4 million (representing 34.9%) in a joint venture formed to acquire OneOncology for approximately $2.1 billion, and TPG acquired the majority interest in the joint venture. We account for our interest in the joint venture as an equity method investment.
•Divestitures. In order to allow us to concentrate on our strategic focus areas, we have divested certain non-core businesses and may, from time to time, consider additional divestitures. We divested certain non-core subsidiaries in the fiscal years ended September 30, 2023 and 2022.
Operations
Operating Structure
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
International Healthcare Solutions Segment
The International Healthcare Solutions reportable segment consists of businesses that focus on international pharmaceutical wholesale and related service operations and global commercialization services. The International Healthcare Solutions reportable segment distributes pharmaceuticals, other healthcare products, and related services to healthcare providers, including pharmacies, doctors, health centers and hospitals primarily in Europe. It is a leading global specialty transportation and logistics provider for the biopharmaceutical industry. It also is a leading provider of specialized services, including regulatory affairs, development consulting and scientific affairs, pharmacovigilance, and quality management and compliance, for the life sciences industry. In Canada, the business drives innovative partnerships with manufacturers, providers, and pharmacies to improve product access and efficiency throughout the healthcare supply chain.
Sales and Marketing
The majority of U.S. Healthcare Solutions' sales force is led nationally, with geographic focus and specialized by either healthcare provider type or size. Customer service representatives are centralized to respond to customer needs in a timely and effective manner. U.S. Healthcare Solutions also has support professionals focused on its various technologies and service offerings. U.S. Healthcare Solutions' sales teams also serve national account customers through close coordination with local distribution centers and ensure that our customers are receiving service offerings that meet their needs. Our International Healthcare Solutions' businesses each have independent sales forces that specialize in their respective product and service offerings. In addition, we have an enterprise-wide marketing team that coordinates branding and all other marketing activities across the Company.
Customers
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
Our two largest customers, Walgreens Boots Alliance, Inc. ("WBA") and Express Scripts, Inc. ("Express Scripts"), accounted for approximately 26% and approximately 14%, respectively, of revenue in the fiscal year ended September 30, 2023. Our top 10 customers, including governmental agencies and group purchasing organizations ("GPO"), represented approximately 66% of revenue in the fiscal year ended September 30, 2023. The loss of any major customer or GPO relationship could adversely affect future revenue and results of operations. Additionally, from time to time, significant contracts may be terminated in accordance with their terms or extended, renewed, or replaced prior to their expiration dates. If those contracts are not renewed, or are extended, renewed, or replaced at less favorable terms, they may negatively impact our revenue, results of operations, and cash flows.
Suppliers
We obtain pharmaceutical and other products from manufacturers, none of which accounted for 10% or more of our purchases in the fiscal year ended September 30, 2023. The loss of a supplier could adversely affect our business if alternate sources of supply are unavailable since we are committed to be the primary source of pharmaceutical products for a majority of our customers. We believe that our relationships with our suppliers are generally good. The 10 largest suppliers in fiscal year ended September 30, 2023 accounted for approximately 48% of our purchases.
Information Systems
The U.S. Healthcare Solutions operating segment’s distribution facilities in the United States primarily operate under a single enterprise resource planning ("ERP") system. U.S. Healthcare Solutions’ ERP system provides for, among other things, electronic order entry by customers, invoice preparation and purchasing, and inventory tracking. Our International Healthcare Solutions operating segment operates under various operating systems. We continue to make investments to enhance and upgrade the operating systems utilized by our International Healthcare Solutions operating segments, including, but not limited to, Alliance Healthcare. We also continue to invest in cybersecurity capabilities as a key priority to improve and enhance our cyber resiliency.
Additionally, we continue to improve our entity-wide infrastructure environment to drive efficiency, capabilities, and speed to market.
To comply with pedigree and other supply chain custody requirements, we have made significant investments in our secure supply chain information systems (see Risk Factor - Increasing governmental efforts to regulate the pharmaceutical supply chain may increase our costs and reduce our profitability). We will continue to invest in advanced information systems and automated warehouse technology.
U.S. Healthcare Solutions has made significant investments in its electronic ordering systems. U.S. Healthcare Solutions’ systems are intended to strengthen customer relationships by helping customers to reduce operating costs, and by providing them a platform for various basic and value-added services, including product demand data, inventory replenishment, single-source billing, third-party claims processing, real-time price and incentive updates, and price labels.
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
Competition
We face a highly competitive global environment in the distribution of pharmaceuticals and related healthcare services. Our largest competitors are McKesson Corporation ("McKesson"), Cardinal Health, Inc. ("Cardinal"), and UPS Logistics, among others. Our U.S. human health distribution businesses compete with both McKesson and Cardinal, as well as national generic distributors and regional distributors within pharmaceutical distribution. In addition, we compete with manufacturers who sell directly to customers, chain drugstores who manage their own warehousing, specialty distributors, and packaging and healthcare technology companies. World Courier, MWI Animal Health, Alliance Healthcare, and our consulting businesses also face competition from a variety of entities. In all areas, competitive factors include price, product offerings, value-added service programs, service and delivery, credit terms, and customer support.
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
Human Capital Resources
Our ability to succeed in the global marketplace depends on attracting and retaining a talented and skilled workforce. We aspire to accelerate business results by fostering a diverse and an inclusive workplace, where all members of our global talent are supported and inspired to perform at their full potential and contribute to our success as their authentic selves.
Workforce
As of September 30, 2023, we had approximately 46,000 employees, of which approximately 42,000 were full-time employees and approximately 37% were U.S.-based employees.

Approximately 28% of our employees are covered by collective bargaining agreements, nearly all of whom are employees located outside of the United States.
We encourage and embrace different cultures and backgrounds, as we recognize the value of employing a workforce of unique and varying viewpoints and experiences. As of September 30, 2023, individuals who self-identify as female made up the majority of Cencora’s global workforce and Executive Management Committee, at 52% and 57%, respectively. Additionally, as of September 30, 2023, 52% of our U.S. workforce were individuals who self-identify as ethnically and/or racially diverse. We currently have three members of our Board of Directors who self-identify as ethnically and/or racially diverse, and we currently have four members of our Board of Directors who self-identify as female.
Talent Development
We consider employee development to be a strategic priority. We support employee growth and advancement by offering a variety of benefits to eligible full-time employees including, among others:
•Leadership and professional development programs and resources;
•Leadership and executive coaching;
•Tuition reimbursement;
•Opportunities to volunteer and participate in mentorship and support programs such as our employee resource groups ("ERGs");
•Recognition for excellence, such as our annual Pursuit of Purpose awards and True Blue team member recognition program; and
•Personalized learning and skill-building programs offered through our global learning experience platform.
Importantly, we continue to make meaningful investments in supporting and building our talent and enhancing our culture. In fiscal 2023, we conducted an Employee Experience survey across the Company to gauge employee satisfaction and identify areas in which we can enhance and improve employee experience. This survey also included a Global Inclusion Index that was comprised of questions designed to measure inclusion across the organization. The Employee Experience Survey is the foundation for our new employee listening strategy to ensure employee voices are heard and valued in shaping our Company’s culture.
Our overarching goal is to provide our team members with clear pathways for career development, access to programs and benefits that allow them to live fuller, healthier lives, and opportunities to participate in their communities in ways that are meaningful to them and celebrate their individuality. Our talent development programs are designed to help provide a supportive and engaging work environment where team members can excel, while remaining authentic and empowered to share their unique perspectives and experiences.
Diversity, Equity, and Inclusion ("DEI")
Our long-term DEI strategy is focused on four critical dimensions — people, culture, progress, and community — and is grounded in deep organizational insights, our people data, and industry research and benchmarks. In pursuit of this strategy, throughout fiscal 2023, our DEI Center of Excellence:
•Hosted three global celebrations to unite our team members around the world and foster our inclusive culture.
◦For Pride Month, we co-hosted a global event with the LGBTAllies ERG. Global leaders from Cencora celebrated LGBTQ+ contributions to our communities with more than 2,100 attendees from 16 countries participating.
◦For International Women’s Day, we co-hosted a global event with the Women’s Impact Network (WIN) ERG. Global leaders from Cencora and a keynote speaker from the United Nations Foundation shared the important work we are doing to advance gender equality with more than 1,700 attendees from 37 countries joining the celebration.
◦We gathered over 2,300 team members representing 26 countries to celebrate our global inclusion journey during a live, virtual event. Together, we learned about what drives a culture of inclusion and how we can all be more inclusive.

•Released our second annual DEI Report, which represented our DEI achievements from fiscal 2022 with a specific focus on increasing transparency around our highly inclusive, global culture, as well as the diversity among our people that enables innovation and growth.
•Launched a new required training to support all team members in having the tools and knowledge to activate inclusion in alignment with our fiscal 2023 enterprise goals.
•Connected with more than 400 people in the International Business Group (IBG) to host listening sessions about team members’ experiences, perspectives on DEI, and ideas on how we can continuously improve our highly inclusive, global culture and host DEI and business-integration workshops for senior leaders and HR professionals.
In addition to the foregoing, our DEI Global Council:
•Assessed our company’s baseline accessibility across our digital ecosystem to identify areas of opportunity and shared year-to-date contributions in strengthening our commitment to disability inclusion, which culminated in the recognition of our organization as a Best Place to Work for Disability Inclusion by Disability:IN.
•Supported the integration of DEI strategies across our HR Shared Services and Legal teams through the creation of a manager guide for disability accommodations under the American with Disabilities Act.
•Enhanced the voluntary self-ID options in our human capital management software by adding gender identity and pronouns to be more inclusive of our transgender and nonbinary team members.
•Supported the launch of a pilot program that focuses on developing talent through management accelerators for Black/African American, Hispanic/Latino, and Asian American Pacific Islander leaders.
Our eight ERGs also hosted numerous events and activities to celebrate the shared backgrounds and experiences that our team members have in common, with the goal of giving everyone at Cencora a greater sense of belonging.
We are proud that our DEI efforts continue to be recognized. In 2023, we scored 100 on the Disability Equality Index, which is a joint initiative of Disability:IN and the American Association of People with Disabilities that measures disability inclusion in the workplace.
Competitive Compensation and Benefits
We are committed to ensuring equal opportunity and pay equity. We have implemented processes that are designed to drive equitable pay decisions and eliminate unexplained pay inequities. To further support this, Cencora has a cross-functional team of leaders from the Global Compensation, Legal, and Human Resource departments that is responsible for researching best practices, reviewing pay practices, working with external resources to analyze current pay equity, and working with senior leaders to implement changes. As a result of these efforts, we have:
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
•A minimum of twelve weeks of paid parental leave following birth, adoption, or surrogacy for both parents;
•Two weeks of paid caregiver leave to care for a family member who has a serious health condition; and
•Back-up child and elder care, plus discounts on services, such as childcare, saving for college, and tutoring.
We also believe it is important to invest in the health and wellness of our team members. Our myWellbeing program focuses on the physical, emotional, financial, and social aspects of wellness. Team members can earn points towards a reduction in health insurance premium costs by completing activities, such as monthly challenges and getting preventive exams and screenings. We also offer diabetes, weight management, and musculoskeletal programs for team members and their dependents. To help team members navigate the healthcare system, we provide a navigation and advocacy service to assist in finding the right care, obtaining a medical second opinion, and understanding medical bills.
WorkSmart, our principled workplace flexibility framework, informs how we work within our global organization. It has helped us win in the talent marketplace by broadening the diversity of our talent pools, driving higher levels of inclusion, and fostering a strong culture of trust and collaboration. We are committed to flexibility to best serve our customers and as a global driver of our employee experience, which differs in its application based upon unique country, culture, and regulatory requirements.
Team Member Health and Wellbeing
Our aim is to create a positive work environment where everyone can thrive and find opportunities to grow, learn, and pursue their passions while contributing to our purpose to create healthier futures. We are committed to the safety and wellbeing of our team members. In addition to utilizing a peer-to-peer safety program, we regularly convene our company leaders to review and evaluate safety data and issue operational excellence scorecards. Distribution center team members receive training on proper safety procedures and incentive opportunities, with safety performance tracked and shared across the organization.
Additionally, the Cencora Team Assistance Fund exists to help employees who are experiencing extreme financial hardship due to a catastrophic event outside of their control.
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
In recent years, some states have passed or proposed laws and regulations that are intended to protect the safety of the pharmaceutical supply chain. These laws and regulations are designed to prevent the introduction of counterfeit, diverted, adulterated, or mislabeled pharmaceuticals into the distribution system. At the federal level, the supply chain security legislation known as the Drug Quality and Security Act ("DQSA") became law in 2013. Title II of the DQSA, known as the Drug Supply Chain Security Act ("DSCSA"), establishes federal traceability standards requiring drugs to be labeled and tracked at the lot level, preempts state drug pedigree requirements, and requires all supply-chain stakeholders to participate in an electronic, interoperable prescription drug traceability system. The DSCSA also establishes requirements for drug wholesale distributors and third-party logistics providers, including licensing requirements applicable in states that had not previously licensed third-party logistics providers. The FDA issued a proposed rule on February 4, 2022, which, when finalized, will establish national standards for the licensure of wholesale drug distributors and third-party logistics providers. Eventually, many comparable state agencies will promulgate implementing regulations governing wholesale distributor and third-party logistics providers. There can be no assurance that we are fully compliant with DQSA requirements, or with additional related state regulatory and licensing requirements, and any failure to comply may result in suspension or delay of certain operations and additional costs to bring our operations into compliance. These and other requirements will continue to increase the cost of our operations.
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
See "Risk Factors" for a discussion of additional legal and regulatory developments, as well as enforcement actions or other litigation that may arise out of our failure to adequately comply with applicable laws and regulations that may negatively affect our results of operations and financial condition.
Data Privacy and Security Regulation
Our businesses, depending upon their operations and locations, may be subject to foreign, federal, and local privacy and security laws concerning the collection, use, analysis, retention, storage, protection, transfer, disclosure, and/or disposal of individually identifiable information including, without limitation, the Health Insurance Portability and Accountability Act of 1996, as amended by the final regulations promulgated pursuant to the Health Information Technology for Economic and Clinical Health Act ("HITECH Act") found in the American Recovery and Reinvestment Act of 2009 (collectively, “HIPAA”), the General Data Protection Regulation (“GDPR”), the Personal Information Protection and Electronic Documents Act of 2000 (“PIPEDA”), and U.S. state and Canadian provincial privacy, consumer protection, and breach notification laws. These laws impose complex, stringent, and evolving privacy and security standards and potentially significant liability and criminal and civil penalties for noncompliance. We have a global privacy compliance program to facilitate our ongoing efforts to comply with data privacy and security regulations.
Available Information
The Company’s Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K, and amendments to reports filed pursuant to Sections 13(a) and 15(d) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), are filed with the U.S. Securities and Exchange Commission (the “SEC”). Such reports and other information filed or furnished by the Company with the SEC are available free of charge through our website at investor.cencora.com after we electronically file with or furnish them to the SEC, and may also be viewed using the SEC’s website at www.sec.gov.

The Company periodically provides certain information for investors on its corporate website, www.cencora.com, and its investor relations website, investor.cencora.com. This includes press releases and other information about financial performance, information on environmental, social and governance matters, and details related to the Company’s annual meeting of stockholders. The information contained on the websites referenced in this Form 10-K is not incorporated by reference into this filing. Further, the Company’s references to website URLs are intended to be inactive textual references only.

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
WBA accounted for approximately 26% of our revenue in the fiscal year ended September 30, 2023. Express Scripts accounted for approximately 14% of our revenue in the fiscal year ended September 30, 2023. Our top ten customers, including governmental agencies, represented approximately 66% of revenue in the fiscal year ended September 30, 2023. We have distributor relationships with GPOs in multiple distribution segments. We may lose a significant customer or GPO relationship if any existing contract with such customer or GPO expires without being extended, renewed, renegotiated or replaced or is terminated by the customer or GPO prior to expiration, to the extent such early termination is permitted by the contract. A number of our contracts with significant customers or GPOs are typically subject to expiration each year and we may lose any of these customers or GPO relationships if we are unable to extend, renew, renegotiate or replace the contracts. The loss of any significant customer or GPO relationship could adversely affect our revenue, results of operations, and cash flows. Additionally, from time to time, significant contracts may be renewed or modified prior to their expiration date in furtherance of our strategic objectives. If those contracts are renewed or modified at less favorable terms, they may also negatively impact our revenue, results of operations, and cash flows.
The anticipated ongoing strategic and financial benefits of our relationship with WBA may not be realized.
In June 2021, we extended to 2029 our distribution agreement under which we distribute drugs to Walgreens pharmacies and our generics purchasing services arrangement under which Walgreens Boots Alliance Development GmbH (“WBAD”) provides a variety of services, including negotiating acquisition pricing with generic manufacturers on our behalf. We also entered into a distribution agreement pursuant to which we will supply branded and generic pharmaceutical products to WBA’s Boots UK Ltd. subsidiary through 2031. The processes needed to achieve and maintain the expected cost savings, growth initiatives and efficiencies in sourcing, logistics and distribution associated with our relationship with WBA are complex, costly, and time-consuming. Achieving the anticipated benefits from the arrangements on an ongoing basis is subject to a number of significant challenges and uncertainties, including: the potential inability to realize and/or delays in realizing potential benefits resulting from participation in our generics purchasing services arrangement with WBAD, including improved generic drug pricing and terms, improved service fees from generic manufacturers, cost savings, innovations, or other benefits due to its inability to negotiate successfully with generic manufacturers or otherwise to perform as expected; potential changes in supplier relationships and terms; unexpected or unforeseen costs, fees, expenses and charges incurred by us related to the transaction or the overall strategic relationship; changes in the economic terms under which we distribute pharmaceuticals to Walgreens pharmacies in the United States or to pharmacies operated by Boots UK Ltd. in the United Kingdom, including changes necessitated by changing market conditions or other unforeseen developments that may arise during the term of either distribution agreement, to the extent that any such changes are not offset by other financial benefits that we are able to obtain through collaboration in other aspects of our strategic relationship with WBA; and any potential issues that could impede our ability to continue to work collaboratively with WBA in an efficient and effective manner in furtherance of the anticipated strategic and financial benefits of the relationship.
Sales or pledges of, or related activity for, our common stock by WBA could adversely affect prevailing market prices of our common stock
WBA has the right, but not the obligation, under the transactions contemplated by the Framework Agreement dated March 18, 2013 and the Amended and Restated AmerisourceBergen Shareholders Agreement dated June 1, 2021, as further amended on August 2, 2022 (the “Shareholders Agreement”), to make certain additional investments in our common stock. WBA also has the right to sell any of the shares of our common stock that it has acquired so long as WBA has held the shares beyond the requisite dates specified in the Shareholders Agreement, subject to certain restrictions on the number of shares that may be sold at any given time. Since May 2022, WBA has sold 22.4 million shares of our common stock. In addition, since May 2023, WBA has pledged 20.0 million shares of our common stock as collateral upon entering into separate variable pre-paid forward transactions. Any sales or pledges of, or related activity for, our common stock by WBA could adversely affect prevailing market prices of our common stock. We could also encounter unforeseen costs, circumstances, or issues with respect to the transactions and collaboration we anticipate pursuing with WBA. Many of these potential circumstances are outside of our control and any of them could result in increased costs, decreased revenue, decreased benefits and the diversion of management time and attention. If we are unable to achieve any of our objectives, the expected future benefits may not be realized fully or may take longer to realize than expected, which could have a material adverse impact on our business, financial condition, and results of operations.
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
Our generic pharmaceutical program has also benefited from the generics purchasing services arrangement with WBAD. If the operations of WBA are seriously disrupted for any reason, whether by a pandemic, natural disaster, labor disruption, regulatory or governmental action, or otherwise, it could adversely affect our business and our sales and profitability. Moreover, if the economic benefits we are able to obtain through the generics purchasing services arrangement with WBA decline due to changes in market conditions or other changes impacting the fees and rebates that generic manufacturers make available through the arrangement, our margins and results of operations could also be adversely affected.
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
As part of our strategy, we seek to pursue acquisitions of and investments in other companies. At any particular time, we may be in various stages of assessment, discussion, and negotiation with regard to one or more potential acquisitions or investments, not all of which will be consummated. We make public disclosure of pending and completed acquisitions when appropriate and required by applicable securities laws and regulations. On January 1, 2023, we acquired PharmaLex for $1.473 billion in cash. In June 2023, we and TPG, a global alternative asset management firm, acquired OneOncology, a network of leading oncology practices. We invested $718.4 million (representing 34.9%) in a joint venture formed to acquire OneOncology for approximately $2.1 billion, and TPG acquired the majority interest in the joint venture.
We may find that our ability to integrate Alliance Healthcare, acquired in 2021, and PharmaLex is more difficult, time consuming or costly than expected. In addition, each of Alliance Healthcare, PharmaLex, and OneOncology may fail to achieve its expected future financial and operating performance and results and the transactions may have the effect of disrupting relationships with employees, suppliers, and other business partners.
Acquisitions and investments involve numerous risks and uncertainties and may be of businesses or in regions in which we lack operational or market experience. Acquired companies may have business practices that we are not accustomed to or have unique terms and conditions with their business partners. As a result of the acquisitions of Alliance Healthcare and PharmaLex and the investment in OneOncology, our results of operations and financial condition may be adversely affected by a number of factors, including: regulatory or compliance issues that could arise; changes in regulations and laws; the failure of the acquired businesses to achieve the results we have projected in either the near or long term; the assumption of unknown liabilities, including litigation risks; the fair value of assets acquired and liabilities assumed not being properly estimated; the difficulties of imposing adequate financial and operating controls on the acquired companies and their management and the potential liabilities that might arise pending the imposition of adequate controls; the difficulties in the integration of the operations, technologies, services and products of the acquired companies; and the failure to achieve the strategic objectives of these acquisitions.
Our businesses operate in a number of jurisdictions that have a higher business, operating and regulatory risk profile than the United States and European Union jurisdictions. Such risks may include risks of violation of United States, United Kingdom and other anti-corruption, anti-bribery and international trade laws. Our results of operations and financial condition may be adversely affected if we are not able to put in place effective financial controls and compliance policies to safeguard against such risks as part of our integration of businesses, including Alliance Healthcare and PharmaLex.

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
We face geopolitical and other risks associated with our international operations, which could materially adversely impact our results of operations and our financial condition.
We conduct operations in over 50 countries and, in the fiscal year ended September 30, 2023, approximately 10% of our revenue was derived from our international operations, which subjects us to various risks inherent in global operations. We may conduct business in additional foreign jurisdictions in the future, which may carry operational risks in addition to the risks of acquisition described above. At any particular time, our global operations may be affected by local changes in laws, regulations, and political and economic environments, including inflation, recession, currency volatility, and competition, as well as business and operational decisions made by joint venture partners. For example, during fiscal 2023, Turkey remained a “highly inflationary economy,” as defined under U.S. GAAP, which impacted our consolidated financial statements.
Furthermore, geopolitical dynamics caused by political, economic, social or other conditions in foreign countries and regions may impact our business and results of operations. During fiscal 2023, we continued to experience increased costs, including for fuel, and it is possible that we could experience supply disruptions or shortages if tariffs or other protective measures are enacted. Significantly higher and sustained rates of inflation, with subsequent increases in operational costs, could have a material adverse effect on our business, financial position and results of operations. The continued threat of terrorism and heightened security and military action in response thereto, or any other current or future acts of terrorism, war (such as the ongoing conflicts in Ukraine and between Israel and Hamas), and other events (such as economic sanctions and trade restrictions, including those related to the ongoing Russia and Ukraine conflict and in the Middle East) may cause further disruptions to the economies of the United States and other countries and create further uncertainties or could otherwise negatively impact our business, operating results, and financial condition.
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
We conduct our business in various currencies, including the U.S. Dollar, the Euro, the U.K. Pound Sterling, the Turkish Lira, the Brazilian Real, and the Canadian Dollar. Changes in foreign currency exchange rates could reduce our revenues, increase our costs or otherwise adversely affect our financial results reported in U.S. dollars. We may from time to time enter into foreign currency contracts, foreign currency borrowings or other techniques intended to hedge a portion of our foreign currency exchange rate risks. These hedging activities may not completely offset the adverse financial effects of unfavorable movements in foreign currency exchange rates during the time the hedges are in place. Any of these risks might have an adverse impact on our business operations and our financial position, results of operations, or cash flows.
We are subject to operational and logistical risks that might not be covered by insurance.
We have distribution centers and facilities located in the United States, the United Kingdom, the European Union and throughout the world. Our business exposes us to risks that are inherent in the distribution of pharmaceuticals and the provision of related services, including cold chain storage and shipping. The volume of cold chain storage and shipping has increased, and we expect this trend to continue. Although we seek to maintain adequate insurance coverage, coverage on acceptable terms might be unavailable, coverage might not cover our losses, coverage might be significantly more costly or may require large, self-insured retentions.
Additionally, we seek to maintain coverage for risks associated with cybersecurity, but such insurance has become increasingly difficult to secure, comes with increasingly high self-insured retentions and, in some cases, policies may not provide adequate coverage for possible losses. Uninsured losses or operational losses that result from large, self-insured retentions under commercial insurance coverage might have an adverse impact on our business operations and our financial position or results of operations.

We are subject to industry risks that might not be covered by insurance nor indemnification obligations of our contracted parties.
We are exposed to risks inherent to the healthcare industry including the distribution, administration, ancillary services, and related consultation services provided to our customers, providers, or manufacturers of pharmaceutical products. We seek indemnification from vendors of products we distribute and seek to limit liability of our contractual exposure with others, but those contractual provisions may not be enforceable, or the contracted party may not be financially capable of meeting those obligations or adequately protecting us from liability. We seek to insure these exposures through various insurance policies including product liability, professional liability, or cyber liability policies but adverse losses might be uninsured, not have sufficient insurance limits, or have high self-insured retentions that could have a materially adverse impact on our business operations and our financial position or results of operations.
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
Most of our customers buy pharmaceuticals and other products and services from us on credit. Credit is made available to customers based upon our assessment and analysis of creditworthiness. Although we often try to obtain a security interest in assets and other arrangements intended to protect our credit exposure, we generally are either subordinated to the position of the primary lenders to our customers or substantially unsecured. Volatility of the capital and credit markets, general economic conditions including elevated interest rates, changes in customer payment terms, and regulatory changes, including changes in reimbursement, may adversely affect the solvency or creditworthiness of our customers and their ability to maintain liquidity sufficient to repay their obligations to us as they become due. The bankruptcy, insolvency, or other credit failure of any customer that has a substantial amount owed to us could have a material adverse effect on our operating revenue and results of operations. As of September 30, 2023, our two largest trade receivable balances due from customers represented approximately 38% and 7% of accounts receivable, net.
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

Litigation and Regulatory Risks
Increasing governmental efforts to regulate the pharmaceutical supply chain may increase our costs and reduce our profitability.
The healthcare industry in the United States, as well as in the other countries and regions in which we do business, is highly regulated at many levels of government. There have been increasing efforts in the United States by Congress and state and federal agencies, including state boards of pharmacy, departments of health, the FDA, DEA, and TSA, and by similar regulators in the United Kingdom, the European Union, and other countries, to regulate the pharmaceutical supply chain. Regulation of pharmaceutical distribution is intended to prevent diversion and the introduction of counterfeit, adulterated, and/or mislabeled drugs into the pharmaceutical distribution system, as well as provide assurance over the integrity of products traversing the supply chain. Consequently, we are subject to the risk of changes in various laws, which include operating, record keeping, and security standards of the DEA, the FDA, various state boards of pharmacy and comparable agencies. In recent years, some governments have passed or proposed laws and regulations that are intended to protect the safety and security of the supply chain but that also may substantially increase the costs and burden of pharmaceutical distribution.
At the federal level, in the United States, the DSCSA establishes national traceability standards requiring drugs to be labeled and tracked at the bottle level, preempts state drug pedigree requirements, and requires all supply-chain stakeholders to participate in an electronic, interoperable prescription drug traceability system by November 2023. In August 2023, however, the FDA established a one-year stabilization period to allow trading partners to implement, troubleshoot and mature their electronic interoperable systems. The FDA expects trading partners to use this stabilization period, which expires on November 27, 2024, to build and validate interoperable systems and processes, manage products and data, and ensure continuity of the supply chain and product availability to patients. The DSCSA also establishes requirements for drug wholesale distributors and third-party logistics providers, including licensing requirements applicable in states that had not previously licensed third-party logistics providers. The FDA, and eventually all comparable state agencies, will promulgate implementing regulations governing wholesale distributor and third-party logistics providers. The FDA issued a proposed rule on February 4, 2022, which, when finalized, will establish national standards for the licensure of wholesale drug distributors and third-party logistics providers.
Failure to comply with the DQSA requirements or with additional similar governmental regulatory and licensing requirements may result in suspension or delay of certain operations and additional costs to bring our facilities into compliance. Our international operations may also be subject to local regulations containing record-keeping and other obligations related to our distribution operations in those locations. For example, the safety features of the Falsified Medicines Directive became operational in EU member states in February 2019 and consist of placing a unique identifier (a two-dimensional barcode) and an anti-tampering device on the outer packaging of medicines. Pedigree tracking laws increase our compliance burden and our pharmaceutical distribution costs and could have an adverse impact on our financial position or results of operations.
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
Subsequent legislation has made additional changes to federal drug payment and pricing policies, including the Bipartisan Budget Act of 2018, which increased the Medicaid rebate due with respect to line extensions of single source or innovator multiple source oral solid dosage form drugs. The federal government and state governments could take other actions in the future that impact Medicaid reimbursement and rebate amounts or the cost of drugs. Any reduction in the Medicaid reimbursement rates to our customers or changes affecting manufacturer rebate liabilities may indirectly impact the prices that we can charge our customers for multiple source pharmaceuticals or our distribution relationships and cause corresponding declines in our profitability. There can be no assurance that recent or future changes in Medicaid prescription drug reimbursement policies will not have an adverse impact on our business. Among other things, the removal of the ceiling on manufacturer Medicaid rebate amounts, effective January 1, 2024, may lead to WAC price reductions for certain products. In addition, the Centers for Medicare & Medicaid Services (“CMS”) has proposed a rule to amend the Medicaid rebate program that could increase manufacturer rebate liabilities based on our pricing relationships with them. In addition, the proposed rule would establish a ‘price verification survey’ mechanism which CMS may use to seek additional Medicaid rebates from manufacturers, which in turn could increase pricing pressures. Unless we are able to successfully advocate to prevent or mitigate the impact of these legislative and regulatory changes, these changes in reimbursement and related reporting requirements could adversely affect our results of operations.
Also, on August 16, 2022, President Biden signed into law the Inflation Reduction Act (“IRA”), an omnibus budget law which contains significant reforms affecting prescription drug pricing and reimbursement. These reforms include: (i) manufacturer inflation rebates on drugs covered under Medicare Part B and Medicare Part D, to the extent such products’ prices increase faster than the rate of consumer price inflation, which took effect in the fourth quarter of 2022 for Part D drugs and the first quarter of 2023 for Part B drugs; (ii) limits on Medicare Part B and Part D patients’ cost sharing for insulin, beginning in 2023; (iii) Medicare Part D benefit redesign beginning in 2024, including replacement of the “coverage gap discounts” that pharmaceutical manufacturers currently pay with new mandatory manufacturer discounts applicable during all phases of the Part D benefit after satisfaction of the deductible, beginning in 2025; and (iv) federal price negotiation of “maximum fair prices” for certain “selected” high-expenditure drugs under Medicare Parts D and B, applicable beginning in 2026 for Part D drugs and 2028 for Part B drugs, under which maximum fair prices must be made available to pharmacies, physicians, and other entities dispensing or providing drugs covered under Medicare Parts D and B. Although the primary effects of the IRA reforms will be felt by manufacturers, these changes may impact our customer pricing structures, our manufacturer distribution relationships and revenue, our customers' billing processes and reimbursement amounts, the market shares of competing products, and drug prices more generally (including outside of the Medicare context). Among other issues, the mechanisms by which maximum fair prices will be made available to pharmacies, physicians and other purchasers of selected drugs, and our associated role and responsibilities, remain to be determined. More broadly, the law contains reimbursement and pricing incentives designed to promote biosimilar introduction and competition which may affect our customers’ selection of products. Each of these considerations, as well as other issues that may arise in connection with the implementation of the IRA, may adversely affect our operations and profitability. In addition, at least eight federal lawsuits have been filed by manufacturers seeking to invalidate the negotiated drug pricing features of the IRA. The uncertainties associated with the litigation may likewise create disruption with respect to both implementation of the law and pricing practices.
Our businesses also sell specialty and other drugs to physicians, hospitals, community oncology practices and other providers that are reimbursed under Part B of the Medicare program. The Centers for Medicare & Medicaid Services (“CMS”) published a final rule in November 2017 that reduces Medicare outpatient hospital reimbursement for separately payable drugs (other than vaccines) purchased through the 340B drug discount program from average sales price (“ASP”) plus 6% to ASP minus 22.5% (with certain exceptions), effective January 2018. Subsequently, CMS issued proposed rules for later years containing similar reductions in hospital outpatient payments for 340B drugs. In June 2022, the United States Supreme Court ruled in American Hospital Association v. Becerra that CMS’s final rule was inconsistent with the Medicare statute and was therefore invalid. Following the Supreme Court’s decision, CMS published a final rule for the calendar year 2023 hospital outpatient payment system, which discontinued the payment reductions prospectively, and indicated that a separate rulemaking would be undertaken to address retrospective remedies. In July 2023, CMS published a proposed retrospective refund rule under which it has proposed to make lump-sum refund payments totaling approximately $9 billion to affected 340B hospitals in late 2023 and early 2024, and to maintain required budget neutrality for the hospital outpatient payment system as a whole, to reduce Medicare payments to all hospitals for other hospital outpatient services by 0.5% for calendar years 2025-2040. While these actions (if implemented by CMS) remove the reimbursement restrictions for 340B products affecting our customers and indirectly the company, there can be no assurance that the corresponding offsets, or other recent or future rules established by CMS will not have an adverse impact on our business.
Further, even where a government does not affirmatively change drug price regulation standards, other parties in the drug manufacturing and distribution system may change their interpretation or approach to implementing or complying with those standards, in a manner that may adversely affect our business. For example, the 340B drug discount program requires manufacturers to provide discounts on outpatient drugs to “covered entity” safety net providers, and previous Health Resources and Services Administration (“HRSA”) guidance has allowed covered entities to dispense 340B discounted drugs through arrangements with multiple “contract pharmacies.” Recently, several manufacturers have announced initiatives that may inhibit or limit covered entities’ ability to use any, or multiple, contract pharmacies, may place conditions on the use of contract pharmacies, or direct us not to honor 340B discounted pricing requests on orders to be shipped to contract pharmacies (or may not honor chargebacks where such discounts are extended to contract pharmacies). Since these manufacturer policies were first announced, both manufacturers and covered entities have filed lawsuits against HRSA regarding the contract pharmacy policy, which are currently pending, in several federal district and appellate courts, and HRSA has also advised certain manufacturers that it was referring their policies to the Office of Inspector General of the Department of Health and Human Services for potential civil money penalty enforcement proceedings. In one such lawsuit, a federal appeals court upheld the manufacturer’s restrictions, but we cannot predict the outcome of the remainder of these proceedings. However, several states have enacted legislative proposals that would restrict such manufacturer policies, and these new laws are likewise the subject of ongoing litigation. Our customers include covered entities and organizations with significant participation as contract pharmacies, and the unavailability of 340B discounts through contract pharmacy arrangements may adversely affect such customers and, therefore, could adversely affect our business.
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
Finally, federal and state governments may adopt policies affecting drug pricing and contracting practices outside of the context of federal programs such as Medicare and Medicaid, which may adversely affect our business. For example, several states have adopted laws that require drug manufacturers to provide advance notice of certain price increases and to report information relating to those price increases, while others have taken legislative or administrative action to establish prescription drug affordability boards or multi-payer purchasing pools to reduce the cost of prescription drugs. In addition, various proposals have been advanced to permit the importation of drugs from other countries to provide lower cost alternatives to the products available in the United States. A prime example is the Safe Importation Action Plan (“SIP”) that was released by HHS and the FDA on July 31, 2019, and that outlines two potential pathways to allow importation of certain drugs from foreign markets. Following the SIP framework, the FDA has since issued a final rule that would allow importation of certain lower-cost prescription drugs from Canada. Under the rule, states or certain other non-federal governmental entities would be able to submit importation program proposals to the FDA for review and authorization of two-year programs (with the opportunity to extend for two more years). The rule became effective on November 30, 2020, although its implementation has been delayed and its impact is uncertain, in part because lawsuits have been filed challenging the government’s authority to promulgate it. Further, authorities in Canada have passed rules designed to safeguard the Canadian drug supply from shortages. Despite the ongoing litigation, on July 9, 2021, President Biden signed an Executive Order pertaining to drug pricing that directs the Commissioner of the FDA to work with states and Indian Tribes to facilitate the commercial importation of certain prescription drugs from Canada. If implemented, importation of drugs from Canada may materially and adversely affect our business. The regulatory and market implications of the final rule and guidance are unknown at this time. Proponents of drug reimportation may attempt to pass legislation that would directly allow reimportation under certain circumstances. Legislation or regulations allowing the reimportation of drugs, if enacted, could decrease the price we receive for products and adversely affect our future revenues and prospects for profitability.

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
Due to the nature of our operations, which we conduct through a variety of businesses, including the distribution of pharmaceuticals, the dispensing of healthcare products, and the provision of services to the pharmaceutical industry, each of our businesses may cause us to become involved in government investigations, legal disputes or proceedings. These investigations, disputes or proceedings have involved or may involve healthcare fraud and abuse, the False Claims Act, antitrust, class action, commercial, employment, environmental, intellectual property, licensing, public disclosures and various other claims, including claims related to opioid medications as discussed in the risk factor below. The Company’s Board of Directors and/or management team may also be the subject of derivative litigation, which can require significant time, attention and resources to resolve.
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
In fiscal 2018, we resolved potential civil claims and administrative action by entering into, among other things, a Corporate Integrity Agreement with the Office of Inspector General of the U.S. Department of Health and Human Services. The Corporate Integrity Agreement has a scheduled five-year term and requires formal approval by the Office of Inspector General prior to terminating. Failure to comply with obligations under the Corporate Integrity Agreement could lead to monetary or other penalties.

Opioid-related legal proceedings and the Distributor Settlement Agreement that we have entered into could adversely impact our cash flows or results of operations.
On July 21, 2021, we announced that we and the two other national pharmaceutical distributors had negotiated a Distributor Settlement Agreement that, if all conditions were satisfied, would result in the resolution of a substantial majority of opioid lawsuits filed by state and local governmental entities. On April 2, 2022, the Distributor Settlement Agreement became effective, and as of September 30, 2023, it included 48 of 49 eligible states (the “Settling States”), as well as 99% by population of the eligible political subdivisions in the Settling States. Pursuant to the Distributor Settlement Agreement and related agreements with Settling States, we will pay up to approximately $6.4 billion over 18 years and comply with other requirements, including establishment of a clearinghouse that will consolidate data from all three national distributors. The Distributor Settlement Agreement does not contemplate participation by any non-governmental or non-political entities or individuals.
Our accrued litigation liability related to the Distributor Settlement Agreement, including an estimate for the State of Alabama and non-participating government subdivisions (with whom we have not reached a settlement agreement), as well as other opioid-related litigation for which we have reached settlement agreements was $5.5 billion as of September 30, 2023. We currently estimate that $407.5 million will be paid prior to September 30, 2024, which is recorded in Accrued Expenses and Other on our Consolidated Balance Sheet. The remaining long-term liability of $5.1 billion is recorded in Accrued Litigation Liability on our Consolidated Balance Sheet. While we have accrued an estimated liability for opioid litigation, we are unable to estimate the range of possible loss associated with the matters that are not included in the settlement accrual. Because loss contingencies are inherently unpredictable and unfavorable developments or resolutions can occur, the assessment is highly subjective and requires judgments about future events, and the amount of ultimate loss may differ materially from the amount accrued to date. Until such time as otherwise resolved, we will continue to litigate and prepare for trial and to vigorously defend all such matters. Since these matters are still developing, we are unable to predict the outcome, but the result of these lawsuits could include excessive monetary verdicts and/or injunctive relief that may affect our operations, which could have a material adverse effect on our business, results of operations, and cash flows and could result in a lower than historical level of capital available for deployment, including a lower level of capital returned to stockholders. Further details on the Settlement Agreement and opioid litigation are provided in Note 13 of the Notes to Consolidated Financial Statements.
Public concern over the abuse of opioid medications, including increased legal and regulatory action, could negatively affect our business.
Certain governmental and regulatory agencies, as well as state and local jurisdictions, are focused on the abuse of opioid medications in the United States. Federal, state and local governmental and regulatory agencies are conducting investigations of us and others in the pharmaceutical supply chain, including pharmaceutical manufacturers, national retail pharmacy chains, independent pharmacies, prescribers, and other pharmaceutical wholesale distributors, regarding the manufacture, dispensing, and distribution of opioid medications. In addition, a significant number of lawsuits have been filed against us, other pharmaceutical wholesale distributors, and others in the pharmaceutical supply chain by state and local governmental entities and other plaintiffs for claims related to the Company’s distribution of opioid medications. These lawsuits allege, among other claims, that we failed to provide effective controls and procedures to guard against the diversion of controlled substances, acted negligently by distributing controlled substances to pharmacies that serve individuals who abuse controlled substances, and failed to report suspicious orders of controlled substances in accordance with regulations. Additional governmental and regulatory entities have indicated an intent to sue and may conduct investigations of us in the future, and lawsuits could be brought against the Company by other plaintiffs under other theories related to opioid abuse. We are deeply committed to diversion control efforts, have sophisticated systems to identify orders placed warranting further review to determine if they are suspicious (including through the use of data analytics), and engage in due diligence and ongoing monitoring of customers. We are also being sued by private plaintiffs, such as unions, other health and welfare funds, hospital systems, third party payors, other healthcare providers and individuals alleging personal injury for the same activities, and continue to be named as a defendant in additional opioid-related lawsuits.
In April 2022, the Distributor Settlement Agreement described above, which settles the vast majority of opioid-related lawsuits filed against us by state and local governmental entities, became effective. The Distributor Settlement Agreement includes a cash component, pursuant to which we will pay up to approximately $6.4 billion over 18 years. The Distributor Settlement Agreement also includes injunctive relief terms relating to distributors’ controlled substance anti-diversion programs. A monitor will oversee compliance with these provisions for a period of five years. In addition, the distributors will engage a third-party vendor to act as a clearinghouse for data aggregation and reporting, which the distributors will fund for ten years. It is possible that the implementation and maintenance of the required changes to distributors’ controlled substance anti-diversion programs may result in unforeseen costs or operational challenges which could have an adverse impact on our results of operations or performance.

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
Ongoing unfavorable publicity regarding the abuse or misuse of prescription opioid pain medications and the role of wholesale distributors in the supply chain of such prescription medications, as well as the continued proliferation of opioid lawsuits, investigations, regulations and legislative actions, and unfavorable publicity in relation to those lawsuits could continue to have a material adverse effect on our reputation or results of operations.
Tax legislation or challenges to our tax positions could adversely affect our results of operations and financial condition.
We are subject to tax laws and regulations of the U.S. federal, state and local governments, and various foreign jurisdictions. From time to time, various legislative initiatives may be proposed that could adversely affect our tax positions and/or our tax liabilities. In August 2022, the U.S. Inflation Reduction Act of 2022 was signed into law. This law, among other things, provides for a corporate alternative minimum tax on adjusted financial statement income and an excise tax on corporate stock repurchases. We are continuing to evaluate the impact this law may have on our financial position and results of operations. In addition, there are several proposed changes to U.S. and non-U.S. tax legislation, which if enacted, could have a negative impact on our effective tax rate. Foreign governments may enact tax laws that could result in further changes to global taxation that could materially affect our financial position and results of operations. In addition, we are subject to the continuous examination of our income tax returns by the U.S. Internal Revenue Service and other tax authorities. We regularly assess the likelihood of adverse outcomes resulting from these examinations to determine the adequacy of our provision for income taxes. These examinations may result in unforeseen tax-related liabilities, which may harm our future financial results.
An increasing number of states and foreign jurisdictions have adopted laws or administrative practices that impose new taxes on all or a portion of gross revenue or other similar amounts or impose additional obligations to collect transaction taxes such as sales, consumption, value added, or similar taxes. We may not have sufficient lead time to build systems and processes to collect these taxes properly, or at all. Failure to comply with such laws or administrative practices, or a successful assertion by such states or foreign jurisdictions requiring us to collect taxes where we do not, could result in material tax liabilities, including for past sales, as well as penalties and interest.
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
We are subject to laws concerning our business operations and marketing activities in foreign countries where we conduct business. For example, we are subject to the U.S. Foreign Corrupt Practices Act (the “FCPA”), U.S. export control and trade sanction laws, and similar anti-corruption and international trade laws in certain foreign countries, such as the U.K. Bribery Act, any violation of which could create substantial liability for us and also cause a loss of reputation in the market. We may also have substantial liability if a third party acting on our behalf or on the behalf of our subsidiaries (including our joint venture partners) is in violation of these laws. The FCPA generally prohibits U.S. companies and their officers, directors, employees, and intermediaries from making improper payments to foreign officials for the purpose of obtaining or retaining business abroad or otherwise obtaining favorable treatment. The FCPA also requires that U.S. public companies maintain books and records that fairly and accurately reflect transactions and maintain an adequate system of internal accounting controls. If we are found to have violated the FCPA, we may face sanctions including civil and criminal fines, disgorgement of profits, and suspension or debarment of our ability to contract with government agencies or receive export licenses. We have business operations in many countries worldwide, including in Brazil and Turkey, and other countries that are considered to have business environments with higher risk of conduct that could give rise to potential violations and liabilities. From time to time, we may face audits or investigations by one or more domestic or foreign government agencies relating to our international business activities, compliance with which could be costly and time-consuming, and could divert our management and key personnel from our business operations. An adverse outcome under any such investigation or audit could subject us to fines or other penalties, which could adversely affect our business, financial position, and results of operations.
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
Global privacy, cybersecurity and data protection-related laws and regulations are evolving, extensive, and complex. Compliance with these laws and regulations is difficult and costly. The interpretation and application of these laws in some instances is uncertain, and our legal and regulatory obligations are subject to frequent changes. We are required to comply with increasingly complex and changing data privacy regulations both in the United States and beyond that regulate the collection, use, security, processing, and transfer of personal data, including particularly the transfer of personal data between or among countries. Many of these regulations also grant rights to individuals. Many foreign data privacy regulations (including, without limitation, GDPR in the European Union, UK GDPR, Brazil’s General Data Protection Law, "LGPD," and the Personal Information Protection and Electronic Documents Act in Canada) and certain state laws and regulations (including California’s CCPA and recently enacted consumer privacy laws in Colorado, Connecticut, Utah, and Virginia) impose requirements beyond those enacted under United States federal law including, in some instances, private rights of action. For example, the EU GDPR imposes more stringent data protection requirements, including a broader scope of protected data, restrictions on cross-border transfers of personal data and more onerous breach reporting requirements, and the EU GDPR imposes greater penalties for non-compliance than the federal data protection laws in the United States. Other states and countries continue to enact similar legislation. We are also required to comply with expanding and increasingly complex cybersecurity regulations in the United States and abroad with respect to reporting adverse events and additional requirements for avoiding or responding to an adverse event. We may also face audits or investigations by domestic or foreign government agencies relating to our compliance with these regulations. An adverse outcome under any such investigation or audit could subject us to fines or other penalties. We also have contractual obligations to our customers related to the protection of personal data and compliance with privacy laws.
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
Our businesses rely on sophisticated information systems to obtain, rapidly process, analyze, and manage data to facilitate the purchase and distribution of thousands of inventory items from numerous distribution centers; to receive, process, and ship orders on a timely basis; to account for other product and service transactions with customers; to manage the accurate billing and collections for thousands of customers; and to process payments to suppliers. We continue to make substantial investments in data centers and information systems, including, but not limited to, those relating to our acquisition of Alliance Healthcare and PharmaLex. To the extent our information systems are not successfully implemented or fail, or to the extent there are data center interruptions or outages, our business and results of operations may be materially adversely affected. Our business and results of operations may also be adversely affected if a third-party service provider does not perform satisfactorily, or if the information systems are interrupted or damaged by unforeseen events, including due to the actions of third parties.

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
In addition, security incidents may disrupt our businesses and require that we expend substantial additional resources related to the security of information systems. We, and our third-party service providers, have experienced cyberattacks. For example, in March 2023, one of our foreign business units experienced a cybersecurity event that resulted in the unavailability of certain data stored on a standalone legacy information technology platform and disrupted operations of the Company’s foreign business unit in that country. Although the prior incidents did not have a material impact on us, either individually or in the aggregate, similar incidents or events in the future may materially impact our business, reputation or financial results.
Security breaches can also occur as a result of non-technical issues, including intentional or inadvertent actions by our employees, third-party service providers or their personnel or other parties. A failure, interruption, or breach of our operational or information security systems, or those of our third-party service providers, as a result of cyber-attacks or information security breaches could disrupt our business, result in the disclosure or misuse of confidential or proprietary information or personal data, damage our reputation, cause loss of customers or revenue, increase our costs, result in litigation and/or regulatory action, and/or cause other losses, any of which might have a materially adverse impact on our business operations and our financial position or results of operations. We also cannot anticipate, detect, or implement fully effective preventative measures against all cybersecurity threats, particularly because the techniques used are increasingly sophisticated and constantly evolving. For example, as Artificial Intelligence ("AI") continues to evolve, cyber-attackers could also use AI to develop malicious code and sophisticated phishing attempts. As a result, cyber security and the continued development and enhancement of the controls and processes designed to protect our systems, computers, software, data, and networks from attack, damage, or unauthorized access remain a priority for us. Although we believe that we have robust information security procedures, controls and other safeguards in place, as cyber threats continue to evolve, we may be required to expend additional resources to continue to enhance our information security measures and/or to investigate and remediate information security vulnerabilities.
Our failure to protect our reputation could have a material adverse effect on our business and operations.
We believe that maintaining and enhancing our reputation is critical to our ability to expand and retain our customer base, strategic partnerships and other key relationships. Any negative publicity about us or the industry in which we operate may adversely impact our business and operations. Furthermore, failure to comply with ethical, social, product, labor, health and safety, accounting, or environmental standards could also jeopardize our reputation and potentially lead to various adverse actions, including litigation. Negative claims or publicity, including those made on social media, also could adversely affect our reputation and business, regardless of whether such claims are accurate.
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
Our intellectual property rights may not provide meaningful commercial protection for our services, solutions, or brands.
We rely on trade secret, trademark, patent, and copyright laws, nondisclosure obligations, and other contractual provisions and technical measures to protect our proprietary rights in our services, solutions, and brands. We may be unable to prevent third parties from using our intellectual property without our authorization, and we might initiate costly and time-consuming litigation or other proceedings to protect our trade secrets, to enforce our intellectual property rights, and/or to determine the scope and validity of the proprietary rights of others. Our competitors might develop non-infringing services and solutions equivalent or superior to ours. Our intellectual property protection efforts might be inadequate to protect our rights or prevent third-party claims of infringement. In addition, the laws of some non-U.S. jurisdictions, particularly those of certain emerging markets, may provide less protection for our proprietary rights than the laws of the U.S. and present greater risks of infringement. As we expand our services in various markets, we may not be able to secure intellectual property protection, including trademark protection, in some markets or categories of products or services. To the extent we cannot protect our intellectual property, unauthorized use and misuse of our intellectual property could harm our competitive position and have a material adverse impact on our results of operations.
We face risks related to health epidemics and pandemics.
We face risks related to health epidemics and pandemics, including risks related to any responses thereto by the federal, state or foreign governments as well as customers and suppliers. A pandemic could adversely affect our operations, supply chains and distribution network, and we could experience and expect prolonged unpredictable reductions in supply and demand for certain of our products and services similar to those experienced during the COVID-19 pandemic. Further, it is possible that the manufacturers that produce the products that we distribute may experience delays or shutdowns similar to those experienced during the COVID-19 pandemic, including disruptions in their supply chains or in a suspension of production at their own facilities. The implementation of any government-mandated vaccination or testing mandates may impact our ability to retain current employees and attract new employees. Any extended disruption in our ability to service our customers could have a material adverse effect on our revenue, results of operations, and cash flows.
Our goodwill or long-lived assets may become impaired, which may require us to record a significant charge to earnings in accordance with generally accepted accounting principles.
U.S. generally accepted accounting principles (“GAAP”) require us to test our goodwill for impairment on an annual basis, or more frequently if indicators for potential impairment exist. Indicators that are considered include significant changes in performance relative to expected operating results, significant negative industry or economic trends, including rising interest rates, or a significant decline in our stock price and/or market capitalization for a sustained period of time. In addition, we periodically review our long-lived assets for impairment when events or changes in circumstances indicate the carrying value may not be recoverable. Factors that may be considered a change in circumstances indicating that the carrying value of our long-lived assets may not be recoverable include slower growth rates, the loss of a significant customer, or divestiture of a business or asset for below its carrying value. The testing required by GAAP involves estimates and judgments by management.
We may be required to record a significant charge to earnings in our consolidated financial statements during the period in which any impairment of our goodwill or long-lived assets is determined. Any such charge could have a material adverse impact on our results of operations.
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
Exclusive forum provisions in our amended and restated bylaws (“Bylaws”) could limit our stockholders’ ability to choose their preferred judicial forum for disputes with us or our directors, officers, or employees.
Our Bylaws provide, to the fullest extent permitted by law, that unless the Company consents in writing to the selection of an alternative forum, the sole and exclusive forum for any (i) derivative action or proceeding brought on behalf of the Company; (ii) action asserting a claim for or based on a breach of a fiduciary duty owed by any director or officer or other employee or agent of the Company to the Company or the Company’s stockholders; (iii) action asserting a claim against the Company or any director or officer or other employee or agent of the Company arising pursuant to any provision of the Delaware General Corporation Law (“DGCL”), or the Company’s Certificate of Incorporation or Bylaws; or (iv) action asserting a claim related to or involving the Company or any current or former director or officer or other employee or agent of the Company that is governed by the internal affairs doctrine of the State of Delaware shall, in each case, be the Delaware Court of Chancery located within the State of Delaware (or, if the Delaware Court of Chancery located within the State of Delaware lacks jurisdiction over any such action or proceeding, the sole and exclusive forum for such action or proceeding shall be another state or federal court located within the State of Delaware). Additionally, our Bylaws provide that unless the Company consents in writing to the selection of an alternative forum, the federal district courts of the United States of America shall be the sole and exclusive forum for the resolution of any complaint asserting a cause of action arising under the Securities Act of 1933, as amended (“Securities Act”).
The choice of forum provisions may increase costs to bring a claim, discourage claims or limit a stockholder’s ability to bring a claim in a judicial forum that it finds favorable for disputes with the Company or the Company’s directors, officers or other employees, which may discourage such lawsuits against the Company or the Company’s directors, officers and other employees. Alternatively, if a court were to find the choice-of-forum provisions contained in the Company’s Bylaws to be inapplicable or unenforceable in an action, the Company may incur additional costs associated with resolving such action in other jurisdictions. The exclusive forum provisions in the Company’s Bylaws will not preclude or contract the scope of exclusive federal or concurrent jurisdiction for actions brought under the federal securities laws, including the Securities Exchange Act of 1934, as amended, or the Securities Act, or the respective rules and regulations promulgated thereunder.
ITEM 1B.    UNRESOLVED STAFF COMMENTS
None.
ITEM 2.    PROPERTIES
As of September 30, 2023, we conducted our business from office and operating facilities at owned and leased locations throughout the United States (including Puerto Rico) and select global markets. We lease a facility in Conshohocken, Pennsylvania for our corporate headquarters.
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
As of September 30, 2023, our animal health business operations were conducted in the United States and in the United Kingdom. Leased facilities are located in California, Colorado, Florida, Idaho, Indiana, Kansas, Massachusetts, Minnesota, North Carolina, Pennsylvania, Texas, Washington, and internationally in the United Kingdom. Significant owned facilities are located in Alabama, Idaho, Texas, and Virginia and internationally in the United Kingdom. Its headquarters is located in Idaho.
As of September 30, 2023, the International Healthcare Solutions distribution operations were conducted in Canada, the Czech Republic, France, Lithuania, Netherlands, Norway, Romania, Spain, Turkey, and the United Kingdom. Its global specialty transportation and logistics operating facilities are located in over 50 countries. The International Healthcare Solutions businesses have leased and owned properties.
We consider our operating and office properties to be in satisfactory condition.
ITEM 3.    LEGAL PROCEEDINGS
Legal proceedings in which we are involved are discussed in Note 13 (Legal Matters and Contingencies) of the Notes to Consolidated Financial Statements appearing in this Annual Report on Form 10-K.
ITEM 4.    MINE SAFETY DISCLOSURES
Not applicable.

INFORMATION ABOUT OUR EXECUTIVE OFFICERS
The following is a list of our executive officers and their ages and positions as of November 15, 2023.

Name	Age	Current Position with the Company
Steven H. Collis	62	Chairman, President, and Chief Executive Officer
Silvana Battaglia	56	Executive Vice President and Chief Human Resources Officer
Elizabeth S. Campbell	49	Executive Vice President and Chief Legal Officer
Gina K. Clark	66	Executive Vice President and Chief Communications & Administration Officer
James F. Cleary	60	Executive Vice President and Chief Financial Officer
Leslie E. Donato	54	Executive Vice President and Chief Strategy Officer
Robert P. Mauch	56	Executive Vice President and Chief Operating Officer
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
Ms. Campbell has been Executive Vice President and Chief Legal Officer since September 2021. She served as Senior Vice President and Deputy General Counsel from June 2020 to August 2021. Prior to that, Ms. Campbell served in a variety of roles within the Company’s legal department with increased responsibility, including serving as Chief Litigator and Chief Compliance Counsel. Ms. Campbell has been employed by the Company for 13 years.
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
Mr. Cleary has been Executive Vice President since March 2015 and became Chief Financial Officer in November 2018. He served as Group President, Global Commercialization Services & Animal Health from June 2017 to November 2018. He previously served as President, MWI Animal Health from March 2015 to June 2017. Prior to joining the Company, he was President and Chief Executive Officer of MWI Veterinary Supply, Inc. from June 2002. Mr. Cleary has been employed by the Company or one of its predecessors for over 25 years.
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
Mr. Mauch has been Executive Vice President since February 2015 and became Chief Operating Officer in October 2022. He served as Group President from February 2019 to September 2022. He served as Group President, Pharmaceutical Distribution & Strategic Global Sourcing from June 2017 to February 2019. He served as President, AmerisourceBergen Drug Corporation from February 2015 to June 2017. Mr. Mauch served as Senior Vice President Chief Operating Officer, AmerisourceBergen Drug Corporation from March 2014 to February 2015. He was Senior Vice President, Operations, AmerisourceBergen Drug Corporation from April 2012 to March 2014. He was Senior Vice President of Sales and Marketing, AmerisourceBergen Drug Corporation from April 2011 to April 2012. He was Senior Vice President, Alternate Care Sales and

Marketing, AmerisourceBergen Drug Corporation from May 2010 to April 2011. Mr. Mauch has been employed by the Company or one of its predecessors for over 25 years.

PART II
ITEM 5.    MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES
Effective August 30, 2023, the Company's common stock is traded on the New York Stock Exchange under the trading symbol "COR." Prior to August 30, 2023, the Company's common stock was traded on the New York Stock Exchange under the trading symbol "ABC." As of October 31, 2023, there were 2,170 record holders of the Company's common stock.
Our Board of Directors approved the following quarterly dividend increases:

Dividend Increases
	Per Share
Date	New Rate	Old Rate	% Increase
November 2020	$0.440	$0.420	5%
November 2021	$0.460	$0.440	5%
November 2022	$0.485	$0.460	5%
November 2023	$0.510	$0.485	5%
Computershare is the Company's transfer agent. Computershare can be reached at (mail) Cencora, Inc. c/o Computershare, P.O. Box 50500, Louisville, KY 40233-500; (telephone): Domestic 1-800-522-6645, International 1-201-680-6578, and (internet) www.computershare.com/investor.
ISSUER PURCHASES OF EQUITY SECURITIES
The following sets forth the total number of shares purchased, the average price paid per share, the total number of shares purchased as part of publicly announced programs, and the approximate dollar value of shares that may yet be purchased under the programs during each month during the quarter ended September 30, 2023.

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Programs	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Programs
July 1 to July 31	—	$—	—	$1,082,525,179
August 1 to August 31	1,321,752	$189.27	1,320,858	$832,525,065
September 1 to September 30	135,083	$174.41	134,819	$809,013,277
Total	1,456,835		1,455,677
________________________________________________
(a)In May 2022, the Company's Board of Directors authorized a share repurchase program allowing the Company to purchase up to $1.0 billion of its outstanding shares of common stock, subject to market conditions. During the fiscal year ended September 30, 2023, the Company purchased 6.0 million shares of its common stock for a total of $961.3 million, including 5.5 million shares from WBA for $882.5 million, to complete its authorization under this program.
(b)In March 2023, the Company's Board of Directors authorized a new share repurchase program allowing the Company to purchase up to $1.0 billion of its outstanding shares of common stock, subject to market conditions. During the fiscal year ended September 30, 2023, the Company purchased 1.0 million shares of its common stock for a total of $191.0 million, including 0.9 million shares from WBA for $167.5 million. As of September 30, 2023, the Company had $809.0 million of availability under this program. From October 1, 2023 through November 20, 2023, the Company purchased 1.7 million shares of its common stock for a total of $325.3 million, including 1.3 million shares from WBA for $250.0 million.
(c)Employees surrendered 472,878 shares during the fiscal year ended September 30, 2023 to meet minimum tax-withholding obligations upon vesting of restricted stock.

STOCK PERFORMANCE GRAPH
This graph depicts the Company's five-year cumulative total stockholder returns relative to the performance of the Standard and Poor's 500 Composite Stock Index and the S&P Health Care Index from the market close on September 30, 2018 to September 30, 2023. The graph assumes $100 invested at the closing price of the common stock of the Company and of each of the other indices on the New York Stock Exchange on September 30, 2018. The points on the graph represent fiscal year-end index levels based upon the last trading day in each fiscal year.
COMPARISON OF FIVE-YEAR CUMULATIVE TOTAL RETURN*

	September 30,
	2018	2019	2020	2021	2022	2023
Cencora, Inc.	$100.00	$90.97	$109.03	$136.50	$156.67	$210.79
S&P 500	$100.00	$104.25	$120.05	$156.07	$131.92	$160.44
S&P Health Care	$100.00	$96.43	$115.82	$141.96	$137.17	$148.40
* $100 invested on September 30, 2018 in stock or index, including reinvestment of dividends.

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
On August 30, 2023, we changed our name to Cencora, Inc. Our new name better reflects our bold vision and purpose-driven approach to creating healthier futures. The new name represents a unified presence that will continue to fuel our ongoing growth strategy and advance our impact across healthcare.
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

Executive Summary
This executive summary provides highlights from the results of operations that follow:
•Revenue increased by $23.6 billion, or 9.9%, from the prior fiscal year primarily due to revenue growth in our U.S. Healthcare Solutions segment. The U.S. Healthcare Solutions segment grew its revenue by $22.7 billion, or 10.7%, from the prior fiscal year due to overall market growth primarily driven by unit volume growth, including increased sales of products labeled for diabetes and/or weight loss in the glucagon-like peptide-1, or "GLP-1," class and increased sales of specialty products to physician practices and health systems, offset in part by a decrease in sales of COVID-19 treatments (primarily commercial treatments). Revenue in International Healthcare Solutions increased by $0.9 billion, or 3.5%, from the prior fiscal year due to increased sales at Alliance Healthcare, our European distribution business, increased revenue from our less-than-wholly-owned Brazil full-line distribution business, incremental revenue from our January 2023 acquisition of PharmaLex, increased sales at our Canadian business, and was offset in part due to the June 2022 divestiture of our Brazil specialty business. Our European distribution business' revenue in the current fiscal year was negatively impacted by unfavorable foreign currency exchange rates in comparison to the prior fiscal year;
•Gross profit increased by $663.1 million, or 8.0%, from the prior fiscal year. Gross profit in the current fiscal year was favorably impacted by increases in gross profit in both reportable segments and an increase in gains from antitrust litigation settlements, offset in part by an increase in last-in, first-out ("LIFO") expense in the current fiscal year. U.S. Healthcare Solutions' gross profit increased by $366.4 million, or 6.7%, from the prior fiscal year primarily due to increased sales. Gross profit in International Healthcare Solutions increased $243.7 million, or 8.3%, from the prior fiscal year due to the January 2023 acquisition of PharmaLex and increases in our global specialty logistics business, our European distribution business, and our less-than-wholly-owned Brazil full-line distribution business, offset in part by the June 2022 divestiture of our Brazil specialty business. Our European distribution business' gross profit in the current fiscal year was negatively impacted by unfavorable foreign currency exchange rates in comparison to the prior fiscal year;
•Total operating expenses increased by $688.8 million, or 11.6%, from the prior fiscal year primarily as a result of increases in distribution, selling, and administrative expenses, amortization expense, and restructuring and other expenses, offset in part by a litigation and opioid-related credit in the current fiscal year in comparison to an expense in the prior fiscal year and a $75.9 million goodwill impairment recorded in the prior fiscal year;
•Total segment operating income increased by $125.7 million, or 4.0%, from the prior fiscal year due to operating income growth in the U.S. Healthcare Solutions segment, offset in part by a decrease in operating income in the International Healthcare Solutions segment resulting from unfavorable foreign currency exchange rates in comparison to the prior fiscal year; and
•Our effective tax rates were 19.8% and 23.7% for the fiscal years ended September 30, 2023 and 2022, respectively. Our effective tax rate in the fiscal year ended September 30, 2023 was lower than the U.S. statutory rate primarily due to the benefit of non-U.S. income taxed at rates lower than the U.S. statutory rate, benefits from tax authority audit resolutions, and tax benefits associated with the vesting of restricted stock units and stock option exercises, offset in part by U.S. state income taxes. Our effective tax rate in the fiscal year ended September 30, 2022 was higher than the U.S. statutory rate primarily due to U.S. state income taxes, offset in part by the benefit of non-U.S. income taxed at rates lower than the U.S. statutory rate.

Results of Operations
Fiscal Year Ended September 30, 2023 compared to the Fiscal Year Ended September 30, 2022
Revenue

	Fiscal Year Ended September 30,
(dollars in thousands)	2023	2022	Change
U.S. Healthcare Solutions
Human Health	$229,716,669	$207,284,444	10.8%
Animal Health	5,042,549	4,815,758	4.7%
Total U.S. Healthcare Solutions	234,759,218	212,100,202	10.7%
International Healthcare Solutions
Alliance Healthcare	22,349,278	21,890,402	2.1%
Other Healthcare Solutions	5,069,401	4,601,271	10.2%
Total International Solutions	27,418,679	26,491,673	3.5%
Intersegment eliminations	(4,486)	(4,869)
Revenue	$262,173,411	$238,587,006	9.9%
Our future revenue growth will continue to be affected by various factors, such as industry growth trends, including drug utilization (e.g. products labeled for diabetes and/or weight loss in the GLP-1 class), the introduction of new, innovative brand therapies, the likely increase in the number of generic drugs and biosimilars that will be available over the next few years as a result of the expiration of certain drug patents held by brand-name pharmaceutical manufacturers and the rate of conversion from brand products to those generic drugs and biosimilars, price inflation and price deflation, general economic conditions in the United States and Europe, currency exchange rates, competition within the industry, customer consolidation, changes in pharmaceutical manufacturer pricing and distribution policies and practices, increased downward pressure on government and other third-party reimbursement rates to our customers, changes in government rules and regulations, and the impact of COVID-19.
Revenue increased by 9.9% from the prior fiscal year primarily due to growth in the U.S. Healthcare Solutions segment.
The U.S. Healthcare Solutions segment grew its revenue by $22.7 billion, or 10.7%, from the prior fiscal year due to overall market growth primarily driven by unit volume growth, including increased sales of products labeled for diabetes and/or weight loss in the GLP-1 class and increased sales of specialty products to physician practices and health systems, offset in part by a decrease in sales of COVID-19 treatments (primarily commercial treatments). The total increase in U.S. Healthcare Solutions revenues included increases in sales of products labeled for diabetes and/or weight loss of $7.7 billion from the prior fiscal year. COVID-19 treatment revenue declined by $1.0 billion in the fiscal year ended September 30, 2023 in comparison to the prior fiscal year. Sales, including GLP-1 products and COVID-19 treatments, to our two largest customers increased by $7.7 billion from the prior fiscal year.
Revenue in International Healthcare Solutions increased by $0.9 billion, or 3.5%, from the prior fiscal year due to increased sales at Alliance Healthcare, our European distribution business, increased revenue from our less-than-wholly-owned Brazil full-line distribution business, incremental revenue from our January 2023 acquisition of PharmaLex, and increased sales at our Canadian business. These increases were offset in part due to the June 2022 divestiture of our Brazil specialty business. Our European distribution business' revenue in the current fiscal year was negatively impacted by unfavorable foreign currency exchange rates in comparison to the prior fiscal year.
A number of our contracts with customers, including group purchasing organizations, are typically subject to expiration each year. We may lose a significant customer if an existing contract with such customer expires without being extended, renewed, or replaced. During the fiscal year ended September 30, 2023, no significant contracts expired. Over the next twelve months, there are no significant contracts scheduled to expire. Additionally, from time to time, significant contracts may be terminated in accordance with their terms or extended, renewed, or replaced prior to their expiration dates. If those contracts are extended, renewed, or replaced at less favorable terms, they may also negatively impact our revenue, results of operations, and cash flows.

Gross Profit

	Fiscal Year Ended September 30,
(dollars in thousands)	2023	2022	Change
U.S. Healthcare Solutions	$5,821,116	$5,454,735	6.7%
International Healthcare Solutions	3,190,847	2,947,190	8.3%
Intersegment eliminations	—	(189)
Gains from antitrust litigation settlements	239,092	1,835
LIFO expense	(204,595)	(67,171)
Turkey highly inflationary impact	(86,967)	(40,033)
Gross profit	$8,959,493	$8,296,367	8.0%
Gross profit increased by $663.1 million, or 8.0%, from the prior fiscal year. Gross profit in the current fiscal year was favorably impacted by increases in gross profit in both reportable segments and an increase in gains from antitrust litigation settlements, offset in part by an increase in LIFO expense.
U.S. Healthcare Solutions gross profit increased by $366.4 million, or 6.7%, from the prior fiscal year due to increased sales. As a percentage of revenue, U.S. Healthcare Solutions' gross profit margin of 2.48% in the current fiscal year decreased 9 basis points compared to the prior fiscal year primarily due to higher sales of GLP-1 products, which have lower gross profit margins, and lower sales of COVID-19 treatments, which have higher gross profit margins.
Gross profit in International Healthcare Solutions increased $243.7 million, or 8.3%, from the prior fiscal year due to the January 2023 acquisition of PharmaLex and increases in our global specialty logistics business, our European distribution business, and our less-than-wholly-owned Brazil full-line distribution business, offset in part by the June 2022 divestiture of our Brazil specialty business. Our European distribution business' gross profit in the current fiscal year was negatively impacted by unfavorable foreign currency exchange rates in comparison to the prior fiscal year.
We recognized gains from antitrust litigation settlements with pharmaceutical manufacturers of $239.1 million and $1.8 million in the fiscal years ended September 30, 2023 and 2022, respectively. The gains were recorded as reductions to Cost of Goods Sold (see Note 14 of the Notes to Consolidated Financial Statements).
Our cost of goods sold includes a LIFO provision that is affected by manufacturer pricing practices, which may be impacted by market and other external influences, changes in inventory quantities, and product mix, many of which are difficult to predict. Changes to any of the above factors may have a material impact on our annual LIFO provision. The increase in LIFO expense in the current fiscal year was primarily driven by lower generic pharmaceutical deflation and higher brand inventory product mix, offset in part by lower brand pharmaceutical inflation.
We recognized an expense in Cost of Goods Sold of $87.0 million and $40.0 million in the fiscal years ended September 30, 2023 and 2022, respectively, related to the impact of Turkey highly inflationary accounting. The expense recognized in each period was driven by the continued weakening of the Turkish Lira.
Operating Expenses

	Fiscal Year Ended September 30,
(dollars in thousands)	2023	2022	Change
Distribution, selling, and administrative	$5,309,984	$4,848,962	9.5%
Depreciation and amortization	963,904	693,895	38.9%
Litigation and opioid-related (credit) expenses	(24,693)	123,191
Acquisition-related deal and integration expenses	139,683	119,561
Restructuring and other expenses	229,884	63,498
Goodwill impairment	—	75,936
Impairment of assets	—	4,946
Total operating expenses	$6,618,762	$5,929,989	11.6%
Distribution, selling, and administrative expenses increased by $461.0 million, or 9.5%, from the prior fiscal year. The increase from the prior fiscal year was primarily to support revenue growth and included inflationary impacts on certain operating expenses. As a percentage of revenue, distribution, selling, and administrative expenses were 2.03% in the current fiscal year and was flat compared to the prior fiscal year as inflationary impacts on certain operating expenses were offset in part by recent initiatives undertaken to improve operating efficiency across many of our businesses and administrative functions.
Depreciation expense increased 6.1% from the prior fiscal year. Amortization expense increased 80.1% from the prior fiscal year primarily due to accelerated amortization expense recorded in connection with the shortened useful lives of certain trade names resulting from our company name change and the gradual transition away from other tradenames used, which were acquired through prior acquisitions.
Litigation and opioid-related credit in the fiscal year ended September 30, 2023 included the receipt of $83.4 million from the H.D. Smith opioid litigation indemnity escrow. Litigation and opioid-related credit was offset in part by $58.7 million of legal fees in connection with opioid lawsuits and investigations in the fiscal year ended September 30, 2023. Litigation and opioid-related expenses in the fiscal year ended September 30, 2022 included a $36.6 million accrual related to opioid litigation settlements and $86.6 million of legal fees in connection with opioid lawsuits and investigations.
Acquisition-related deal and integration expenses in the fiscal year ended September 30, 2023 primarily related to the continued integration of Alliance Healthcare and the acquisition of PharmaLex. Acquisition-related deal and integration expenses in the fiscal year ended September 30, 2022 primarily related to the integration of Alliance Healthcare.
Restructuring and other expenses are comprised of the following:

	Fiscal year ended September 30,
(in thousands)	2023	2022
Restructuring and employee severance costs	$105,220	$35,316
Business transformation efforts	82,117	27,990
Other expenses	42,547	192
Total restructuring and other expenses	$229,884	$63,498
Restructuring and employee severance costs in the fiscal year ended September 30, 2023 primarily included expenses incurred in connection with workforce reductions in both of our reportable segments. Restructuring and employee severance costs in the fiscal year ended September 30, 2022 included costs primarily related to the write down of assets related to our office optimization plan and restructuring activities within certain businesses in the U.S. Healthcare Solutions reportable segment.
Business transformation efforts in the fiscal year ended September 30, 2023 included rebranding costs associated with our name change to Cencora and non-recurring expenses related to significant strategic initiatives to improve operational efficiency, including certain technology initiatives. The majority of these costs related to services provided by third-party consultants.
Business transformation efforts in the fiscal year ended September 30, 2022 primarily related to costs associated with reorganizing to further align the organization to its customers' needs, including certain technology initiatives. The majority of these costs related to services provided by third-party consultants.
In March 2023, one of our foreign business units experienced a cybersecurity event that impacted a standalone legacy information technology platform in one country and the foreign business unit's ability to operate in that country for approximately two weeks. In connection with this isolated event, we incurred costs to restore the foreign business unit's operations in that country, which was recorded in Other expenses in the above table. The majority of Other expenses in the fiscal year ended September 30, 2023 related to this cybersecurity event.
We recorded a goodwill impairment of $75.9 million in our Profarma reporting unit in the fiscal year ended September 30, 2022.

Operating Income

	Fiscal Year Ended September 30,
(dollars in thousands)	2023	2022	Change
U.S. Healthcare Solutions	$2,596,559	$2,456,972	5.7%
International Healthcare Solutions	692,562	706,458	(2.0)%
Total segment operating income	3,289,121	3,163,430	4.0%

Gains from antitrust litigation settlements	239,092	1,835
LIFO expense	(204,595)	(67,171)
Turkey highly inflationary impact	(86,967)	(40,033)
Acquisition-related intangibles amortization	(551,046)	(304,551)
Litigation and opioid-related credit (expenses)	24,693	(123,191)
Acquisition-related deal and integration expenses	(139,683)	(119,561)
Restructuring and other expenses	(229,884)	(63,498)
Goodwill impairment	—	(75,936)
Impairment of assets	—	(4,946)
Operating income	$2,340,731	$2,366,378	(1.1)%
U.S. Healthcare Solutions operating income increased $139.6 million, or 5.7%, from the prior fiscal year primarily due to the increase in gross profit, as noted above, and was offset in part by an increase in operating expenses. As a percentage of revenue, U.S. Healthcare Solutions operating income margin was 1.11% and represented a decrease of 5 basis points compared to the prior fiscal year. The decrease from the prior year fiscal year was primarily due to the declines in gross profit margins, as described above in the Gross Profit section.
Operating income in International Healthcare Solutions decreased by $13.9 million, or 2.0%, from the prior fiscal year due to a decrease in operating income in our European distribution business primarily due to unfavorable foreign currency exchange rates in comparison to the prior fiscal year and a significant decline in operating income at its less-than-wholly-owned subsidiary in Egypt (that was divested on September 30, 2023), and the June 2022 divestiture of our Brazil specialty business. The above-mentioned declines were offset in part by the strong performance of our global specialty logistics business.
Other Income, Net
Included in Other Income, Net, we recognized $40.7 million and $56.2 million from the divestiture of non-core businesses in the fiscal years ended September 30, 2023 and 2022, respectively.
Interest Expense, Net
Interest expense, net and the respective weighted average interest rates were as follows:

	Fiscal Year Ended September 30,
	2023		2022
(dollars in thousands)	Amount	Weighted Average Interest Rate	Amount	Weighted Average Interest Rate
Interest expense	$275,650	3.59%	$231,982	2.69%
Interest income	(46,719)	4.60%	(21,309)	1.08%
Interest expense, net	$228,931		$210,673
Interest expense, net increased $18.3 million, or 8.7%, from the prior fiscal year primarily due to the increase in interest expense. The increase in interest expense was primarily driven by an increase in our variable-rate borrowings and associated interest rates. The increase in interest expense was offset in part by an increase in interest income, which was primarily driven by higher investment interest rates in the current fiscal year in comparison to the prior fiscal year. The higher investment interest rates were offset in part by a lower average investment cash balance in the current fiscal year in comparison to the prior fiscal year.

Income Tax Expense
    Our effective tax rates were 19.8% and 23.7% in the fiscal years ended September 30, 2023 and 2022, respectively. Our effective tax rate in the fiscal year ended September 30, 2023 was lower than the U.S. statutory rate primarily due to the benefit of non-U.S. income taxed at rates lower than the U.S. statutory rate, benefits from tax authority audit resolutions, and tax benefits associated with the vesting of restricted stock units and stock option exercises, offset in part by U.S. state income taxes. Our effective tax rate in the fiscal year ended September 30, 2022 was higher than the U.S. statutory rate primarily due to U.S. state income taxes, offset in part by the benefit of non-U.S. income taxed at rates lower than the U.S. statutory rate.
Fiscal Year Ended September 30, 2022 compared to the Fiscal Year Ended September 30, 2021
For a discussion of the comparison of our results of operations for the fiscal years ended September 30, 2022 and 2021, refer to the Management's Discussion and Analysis of Financial Condition and Results of Operations section in our previously filed Annual Report on Form 10-K for the fiscal year ended September 30, 2022.
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
Allowances for Returns and Credit Losses
Trade receivables are primarily comprised of amounts owed to us for our pharmaceutical distribution and services activities and are presented net of an allowance for customer sales returns and an allowance for credit losses. Our customer sales return policy generally allows customers to return products only if the products can be resold at full value or returned to suppliers for full credit. We record an accrual for estimated customer sales returns at the time of sale to the customer based upon historical customer return trends. The allowance for returns as of September 30, 2023 and 2022 was $1,314.9 million and $1,532.1 million, respectively.
We evaluate our receivables for risk of loss by grouping our receivables with similar risk characteristics. Expected losses are determined based on a combination of historical loss trends, current economic conditions, and forward-looking risk factors. Changes in these factors, among others, may lead to adjustments in our allowance for credit losses. The calculation of the required allowance requires judgment by management as to the impact of those and other factors on the ultimate realization of our trade receivables. We perform ongoing credit evaluations of our customers' financial condition and maintain reserves for expected credit losses and specific credit problems when they arise. We write off balances against the reserves when collectability is deemed remote. We perform formal, documented reviews of the allowance at least quarterly and perform monthly credit loss reviews in connection with our largest businesses and our higher risk customer accounts. There were no significant changes to this process during the fiscal years ended September 30, 2023, 2022, and 2021, and bad debt expense was computed in a consistent manner during these periods. The bad debt expense for any period presented is equal to the changes in the period end allowance for credit losses, net of write-offs, recoveries, and other adjustments.
Bad debt expense for the fiscal years ended September 30, 2023, 2022 and 2021 was $54.4 million, $26.1 million, and $12.1 million respectively. An increase or decrease of 0.1% in the 2023 allowance as a percentage of trade receivables would result in an increase or decrease in the provision on accounts receivable of approximately $21.0 million. The allowance for credit losses was $118.5 million and $94.7 million as of September 30, 2023 and 2022, respectively.
Schedule II of this Form 10-K sets forth a rollforward of allowances for returns and credit losses.
Business Combinations
The assets acquired and liabilities assumed upon the acquisition or consolidation of a business are recorded at estimated fair value, with the residual of the purchase price allocated to goodwill. We engage third-party appraisal firms to assist management in determining the fair values of certain assets acquired and liabilities assumed. Such valuations require management to make significant judgments, estimates, and assumptions, especially with respect to intangible assets. Management makes estimates of fair value based upon assumptions it believes to be reasonable. These estimates are based upon historical experience and information obtained from the management of the acquired companies and are inherently uncertain. Critical estimates in valuing certain of the intangible assets include, but are not limited to: discount rates and expected future cash flows from and economic lives of customer relationships, trade names, existing technology, and other intangible assets. Unanticipated events and circumstances may occur, which may affect the accuracy or validity of such assumptions or estimates.

Goodwill and Other Intangible Assets
Goodwill arises from acquisitions or consolidations of specific operating companies and is assigned to the reporting unit in which a particular operating company resides. We identify our reporting units based upon our management reporting structure, beginning with our operating segments. We aggregate two or more components within an operating segment that have similar economic characteristics. We evaluate whether the components within our operating segments have similar economic characteristics, which include the similarity of long-term gross margins, the nature of the components' products, services, and production processes, the types of customers and the methods by which products or services are delivered to customers, and the components' regulatory environment. As of September 30, 2023, our reporting units include U.S. Pharmaceutical Distribution Services, U.S. Consulting Services, MWI Animal Health, Alliance Healthcare, Innomar, World Courier, PharmaLex, and Profarma.
Goodwill and other intangible assets with indefinite lives, such as certain trademarks and trade names, are not amortized; rather, they are tested for impairment at least annually. For the purpose of these impairment tests, we can elect to perform a qualitative assessment to determine if it is more likely than not that the fair values of our reporting units and indefinite-lived intangible assets are less than the respective carrying values of those reporting units and indefinite-lived intangible assets, respectively. Such qualitative factors can include, among others, industry and market conditions, overall financial performance, and relevant entity-specific events. If we conclude based on our qualitative assessment that it is more likely than not that the fair value of a reporting unit is less than its carrying value, we perform a quantitative analysis. We elected to perform a quantitative impairment assessment of goodwill for our reporting units in fiscal 2023 and 2022 with the exception of our PharmaLex reporting unit, which was recently acquired. We elected to perform a qualitative impairment assessment of indefinite-lived intangible assets in fiscal 2023 and a quantitative impairment assessment of indefinite-lived intangible assets in fiscal 2022. We elected to perform a qualitative impairment assessment of goodwill and indefinite-lived intangible assets in fiscal 2021, with the exception of our testing of goodwill in the AmerisourceBergen Consulting Services (the sum of U.S. Consulting Service and Innomar reporting units, under our prior reporting structure) and Profarma reporting units.
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
When performing a quantitative impairment assessment, we utilize an income approach or a weighted-average of an income and market approach to value our reporting units. The income approach relies on a discounted cash flow analysis, which considers forecasted cash flows discounted at an appropriate discount rate, to determine the fair value of each reporting unit. We generally believe that market participants would use a discounted cash flow analysis to determine the fair value of our reporting units in a sale transaction. The annual goodwill impairment test requires us to make a number of assumptions and estimates concerning future levels of revenue growth, operating margins, depreciation, amortization, capital expenditures, and working capital requirements, which are based upon our long-range plan. The discount rate is an estimate of the overall after-tax rate of return required by a market participant whose weighted average cost of capital includes both debt and equity, including a risk premium. While we use the best available information to prepare our forecasted cash flows and discount rate assumptions, actual future cash flows and/or market conditions could differ significantly resulting in future impairment charges related to recorded goodwill balances. While there are always changes in assumptions to reflect changing business and market conditions, our overall methodology and the population of assumptions used have remained unchanged.
The quantitative impairment test for indefinite-lived intangibles other than goodwill (certain trademarks and trade names) consists of a comparison of the fair value of the indefinite-lived intangible asset to the carrying value of the asset as of the impairment testing date. We estimate the fair value of its indefinite-lived intangibles using the relief from royalty method, which is a widely used valuation technique for such assets. The fair value derived from the relief from royalty method is measured as the discounted cash flow savings realized from owning such indefinite-lived trademarks and trade names and not having to pay a royalty for their use.
We completed our required annual impairment tests relating to goodwill and indefinite-lived intangible assets in the fiscal years ended September 30, 2023, 2022, and 2021. We recorded goodwill impairments of $75.9 million and $6.4 million in our Profarma reporting unit in connection with our fiscal 2022 and 2021 impairment tests (see Note 5), respectively. No goodwill impairments were recorded in the fiscal year ended September 30, 2023, and no indefinite-lived intangible asset impairments were recorded in the fiscal years ended September 30, 2023, 2022, or 2021.
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
The significant assumptions and estimates described in the preceding paragraphs are important contributors to the ultimate effective tax rate in each year. If any of our assumptions or estimates were to change, an increase or decrease in our effective tax rate by 1% on income before income taxes would have caused income tax expense to change by $21.6 million in the fiscal year ended September 30, 2023.
For a complete discussion of the tax impact of UK Tax Reform and Swiss Tax Reform, refer to Note 4 of the Notes to Consolidated Financial Statements.
Inventories
Inventories are stated at the lower of cost or market. Cost for approximately 66% of our inventories as of September 30, 2023 and 2022 has been determined using the last-in, first-out ("LIFO") method. If we had used the first-in, first-out method of inventory valuation, which approximates current replacement cost, inventories would have been approximately $1,588.0 million and $1,383.4 million higher than the amounts reported as of September 30, 2023 and 2022, respectively. We recorded LIFO expense of $204.6 million and $67.2 million in the fiscal years ended September 30, 2023 and 2022, respectively. We recorded a LIFO credit of $203.0 million in the fiscal year ended September 30, 2021. The annual LIFO provision is affected by manufacturer pricing practices, which may be impacted by market and other external influences, changes in inventory quantities, and product mix, many of which are difficult to predict. Changes to any of the above factors can have a material impact to our annual LIFO provision.
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
Our primary ongoing cash requirements will be to finance working capital, fund the repayment of debt, fund the payment of interest on debt, fund the payment of dividends, fund purchases of our common stock, finance acquisitions, and fund capital expenditures and routine growth and expansion through new business opportunities. Future cash flows from operations and borrowings are expected to be sufficient to fund our ongoing cash requirements, including the opioid litigation payments that will be made over the next 15 years (see below).
Cash Flows
As of September 30, 2023 and 2022, our cash and cash equivalents held by foreign subsidiaries were $640.5 million and $688.4 million, respectively. We have the ability to repatriate the majority of our cash and cash equivalents held by our foreign subsidiaries without incurring significant additional taxes upon repatriation.
We have increased seasonal needs related to our inventory build during the December and March quarters that, depending on our cash balance, may require the use of our credit facilities to fund short-term capital needs. Our cash balances in the fiscal years ended September 30, 2023 and 2022 were supplemented by intra-period credit facility borrowings to cover short-term working capital needs. The largest amount of intra-period borrowings under our revolving and securitization credit facilities that was outstanding at any one time during the fiscal years ended September 30, 2023 and 2022 was $2,121.0 million and $590.0 million, respectively. We had $77,851.0 million, $4,435.9 million, and $4,730.5 million of cumulative intra-period borrowings that were repaid under our credit facilities during the fiscal years ended September 30, 2023, 2022, and 2021, respectively.
During the fiscal year ended September 30, 2023, our operating activities provided cash of $3,911.3 million and was principally the result of the following:
•An increase in accounts payable of $6,103.5 million primarily due to the increase in our inventory balances and the timing of scheduled payments to our suppliers;
•Net income of $1,732.6 million;
•Positive non-cash items of $1,304.2 million, which is primarily comprised of amortization expense of $562.0 million, depreciation expense of $418.8 million, and LIFO expense of $204.6 million, offset in part by:
◦An increase in accounts receivable of $2,711.8 million primarily due to an increase in sales and the timing of scheduled payments from our customers;
◦An increase in inventories of $2,183.4 million to support the increase in business volume; and
◦A decrease in long-term accrued litigation liability of $400.0 million due to opioid litigation settlement payments.
During the fiscal years ended September 30, 2022, our operating activities provided cash of $2,703.1 million and was principally the result of the following:
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

	Fiscal Year Ended September 30,
	2023	2022	2021
Days sales outstanding	27.7	27.7	26.2
Days inventory on hand	27.7	28.3	28.6
Days payable outstanding	60.0	60.0	58.3
Our cash flows from operating activities can vary significantly from period to period based upon fluctuations in our period-end working capital account balances. Additionally, any changes to payment terms with a significant customer or manufacturer supplier could have a material impact to our cash flows from operations. Operating cash flows during the fiscal year ended September 30, 2023 included $271.3 million of interest payments and $463.1 million of income tax payments, net of refunds. Operating cash flows during the fiscal year ended September 30, 2022 included $219.8 million of interest payments and $244.4 million of income tax payments, net of refunds. Operating cash flows during the fiscal year ended September 30, 2021 included $170.9 million of interest payments and $93.5 million of income tax payments, net of refunds.
Capital expenditures in the fiscal years ended September 30, 2023, 2022, and 2021 were $458.4 million, $496.3 million, and $438.2 million, respectively. Significant capital expenditures in fiscal 2023 and 2022 included investments in various technology initiatives, including technology initiatives at Alliance Healthcare. Significant capital expenditures in fiscal 2021 included costs associated with facility expansions and various technology initiatives, including costs related to enhancing and upgrading our primary information technology operating systems.
We currently expect to spend approximately $500 million for capital expenditures during fiscal 2024. Larger 2024 capital expenditures will include investments relating to various technology initiatives, including technology investments at Alliance Healthcare.
In addition to capital expenditures, net cash used in investing activities in the fiscal year ended September 30, 2023 included $1,406.5 million for the acquisition of PharmaLex and $718.4 million for our investment in OneOncology (see Note 2 of the Notes to Consolidated Financial Statements).
In addition to capital expenditures, net cash used in investing activities in the fiscal year ended September 30, 2022 included $133.8 million of cash to acquire companies, including $60.0 million that was paid to settle accrued consideration related to the Alliance Healthcare acquisition (see Note 2 of the Notes to Consolidated Financial Statements), and was offset in part by $272.6 million in proceeds from the divestiture of non-core businesses.
In addition to capital expenditures, net cash used in investing activities in the fiscal year ended 2021 included $5,563.0 million of cash to acquire companies, which principally related to the June 2021 acquisition of Alliance Healthcare, net of cash acquired, and $162.6 million for equity investments.
Net cash used in financing activities in the fiscal year ended September 30, 2023 principally resulted from $1,180.7 million purchases of our common stock, a $675 million repayment of our 0.737% senior notes that matured in March 2023, and $398.8 million in cash dividends paid on our common stock.
Net cash used in financing activities in the fiscal year ended September 30, 2022 principally resulted from an $850 million repayment of our 0.737% senior notes that matured in 2023, the repayment of our $250 million term loan, $391.7 million in cash dividends paid on our common stock, and $483.7 million in purchases of our common stock.

Debt and Credit Facility Availability
The following illustrates our debt structure as of September 30, 2023, including availability under the multi-currency revolving credit facility, the receivables securitization facility, the revolving credit note, the money market facility, Alliance Healthcare debt, and the overdraft facility:

(in thousands)	Outstanding Balance	Additional Availability
Fixed-Rate Debt:
$500,000, 3.400% senior notes due 2024	$499,677	$—
$500,000, 3.250% senior notes due 2025	499,026	—
$750,000, 3.450% senior notes due 2027	746,464	—
$500,000, 2.800% senior notes due 2030	495,959	—
$1,000,000, 2.700% senior notes due 2031	991,600	—
$500,000, 4.250% senior notes due 2045	495,378	—
$500,000, 4.300% senior notes due 2047	493,554	—
Nonrecourse debt	74,684	—
Total fixed-rate debt	4,296,342	—

Variable-Rate Debt:
Multi-currency revolving credit facility due 2028	—	2,400,000
Receivables securitization facility due 2025	350,000	1,100,000
Revolving credit note	—	75,000
Overdraft facility due 2024 (£10,000)	—	12,200
Money market facility	—	100,000
Alliance Healthcare debt	68,017	465,185
Nonrecourse debt	73,098	—
Total variable-rate debt	491,115	4,152,385
Total debt	$4,787,457	$4,152,385
In March 2021, we issued $1,525 million of 0.737% senior notes due March 15, 2023 (the "2023 Notes"). The 2023 Notes were sold at 100.00% of the principal amount. Interest on the 2023 Notes was payable semi-annually in arrears and commenced on September 15, 2021. In the fiscal year ended September 30, 2022, we elected to repay $850 million of 2023 Notes due in March 2023. In March 2023, the remaining balance of $675 million on the original $1.5 billion of 0.737% senior notes matured and was repaid.
In March 2021, we issued $1,000 million of 2.70% senior notes due March 15, 2031 (the "2031 Notes"). The 2031 Notes were sold at 99.79% of the principal amount and have an effective yield of 2.706%. Interest on the 2031 Notes is payable semi-annually in arrears and commenced on September 15, 2021. The 2031 Notes rank pari passu to our other senior notes, the Multi-Currency Revolving Credit Facility, the Revolving Credit Note, the Overdraft Facility, and the Money Market Facility. We used the proceeds from the 2023 Notes and 2031 Notes to finance a portion of the June 2021 Alliance Healthcare acquisition.
We have a $2.4 billion multi-currency senior unsecured revolving credit facility ("Multi-Currency Revolving Credit Facility"), which was scheduled to expire in October 2027, with a syndicate of lenders. In October 2023, we amended and restated the Multi-Currency Revolving Credit Facility to extend the expiration to October 2028. Interest on borrowings under the Multi-Currency Revolving Credit Facility accrues at specified rates based upon our debt rating and ranges from 80.5 basis points to 122.5 basis points over SOFR/EURIBOR/CDOR/RFR, as applicable (102.5 basis points over CDOR/LIBOR/EURIBOR/Bankers Acceptance Stamping Fee as of September 30, 2023) and from 0 basis points to 22.5 basis points over the alternate base rate and Canadian prime rate, as applicable. We pay facility fees to maintain the availability under the Multi-Currency Revolving Credit Facility at specified rates based upon our debt rating, ranging from 7 basis points to 15 basis points, annually, of the total commitment (10 basis points as of September 30, 2023). We may choose to repay or reduce our commitments under the Multi-Currency Revolving Credit Facility at any time. The Multi-Currency Revolving Credit Facility contains covenants, including compliance with a financial leverage ratio test, as well as others that impose limitations on, among other things, indebtedness of subsidiaries and asset sales, with which we were compliant as of September 30, 2023.
We have a commercial paper program whereby we may from time to time issue short-term promissory notes in an aggregate amount of up to $2.4 billion at any one time. Amounts available under the program may be borrowed, repaid, and re-borrowed from time to time. The maturities on the notes will vary, but may not exceed 365 days from the date of issuance. The notes will bear interest, if interest bearing, or will be sold at a discount from their face amounts. The commercial paper program does not increase our borrowing capacity as it is fully backed by our Multi-Currency Revolving Credit Facility. There were no borrowings outstanding under our commercial paper program as of September 30, 2023 and 2022.
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
In connection with the Receivables Securitization Facility, AmerisourceBergen Drug Corporation and a specialty distribution subsidiary sell on a revolving basis certain accounts receivable to Amerisource Receivables Financial Corporation, a wholly-owned special purpose entity, which in turn sells a percentage ownership interest in the receivables to financial institutions and commercial paper conduits sponsored by financial institutions. AmerisourceBergen Drug Corporation is the servicer of the accounts receivable under the Receivables Securitization Facility. As sold receivables are collected, additional receivables may be sold up to the maximum amount available under the facility. We use the facility as a financing vehicle because it generally offers an attractive interest rate relative to other financing sources. We securitize our trade accounts, which are generally non-interest bearing, in transactions that are accounted for as borrowings. The Receivables Securitization Facility contains similar covenants to the Multi-Currency Revolving Credit Facility, with which we were compliant as of September 30, 2023.
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
Alliance Healthcare debt is comprised of uncommitted revolving credit facilities in various currencies with various rates. A vast majority of the outstanding borrowings were held in Turkey as of September 30, 2023. These facilities are used to fund its working capital needs.
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
In May 2022, our Board of Directors authorized a share repurchase program allowing us to purchase up to $1.0 billion of our outstanding shares of common stock, subject to market conditions. During the fiscal year ended September 30, 2022, we purchased $38.7 million of common stock, which included $28.4 million of September 2022 purchases that cash settled in October 2022. During the fiscal year ended September 30, 2023, we purchased $961.3 million of our common stock, including $882.5 million from WBA, to complete our authorization under this program.

In March 2023, our Board of Directors authorized a new share repurchase program allowing us to purchase up to $1.0 billion of its outstanding shares of common stock, subject to market conditions. During the fiscal year ended September 30, 2023, we purchased $191.0 million of our common stock, including $167.5 million from WBA. As of September 30, 2023, we had $809.0 million of availability under this program. From October 1, 2023 through November 20, 2023, we purchased $325.3 million of our common stock, including $250.0 million from WBA.
Our Board of Directors approved the following quarterly dividend increases:

Dividend Increases
	Per Share
Date	New Rate	Old Rate	% Increase
November 2020	$0.440	$0.420	5%
November 2021	$0.460	$0.440	5%
November 2022	$0.485	$0.460	5%
November 2023	$0.510	$0.485	5%
We anticipate that we will continue to pay quarterly cash dividends in the future. However, the payment and amount of future dividends remain within the discretion of our Board of Directors and will depend upon our future earnings, financial condition, capital requirements, and other factors.
Commitments and Obligations
As discussed and defined in Note 13 of the Notes to Consolidated Financial Statements, on July 21, 2021, it was announced that we and the two other national pharmaceutical distributors had negotiated a Distributor Settlement Agreement. The Distributor Settlement Agreement became effective on April 2, 2022, and as of September 30, 2023, it included 48 of 49 eligible states (the “Settling States”) as well as 99% by population of the eligible political subdivisions in the Settling States. Our remaining estimated liability related to the Distributor Settlement Agreement, the State of Alabama (with whom we have not reached a settlement agreement), and other opioid-related litigation for which we have reached settlement agreements is approximately $5.5 billion on our Consolidated Balance Sheet as of September 30, 2023 and is expected to be paid over the next 15 years. The payment of the aforementioned litigation liability has not and is not expected to have an impact on our ability to pay dividends.
The following is a summary of our contractual obligations for future principal and interest payments on our debt, minimum rental payments on our noncancellable operating leases, and minimum payments on our other commitments as of September 30, 2023:

Payments Due by Period (in thousands)	Debt, Including Interest Payments	Operating Leases	Other Commitments	Total
Within 1 year	$824,443	$218,139	$123,829	$1,166,411
1-3 years	1,174,777	373,502	143,820	1,692,099
4-5 years	973,160	280,546	6	1,253,712
After 5 years	3,386,625	441,242	—	3,827,867
Total	$6,359,005	$1,313,429	$267,655	$7,940,089
    The 2017 Tax Act required a one-time transition tax to be recognized on historical foreign earnings and profits. We expect to pay $139.0 million, net of overpayments and tax credits, related to this transition tax, as of September 30, 2023, which is payable in installments over a six-year period that commenced in January 2021. The transition tax commitment is included in "Other Commitments" in the above table.
Our liability for uncertain tax positions was $551.9 million (including interest and penalties) as of September 30, 2023. This liability represents an estimate of tax positions that we have taken in our tax returns which may ultimately not be sustained upon examination by taxing authorities. Since the amount and timing of any future cash settlements cannot be predicted with reasonable certainty, the estimated liability has been excluded from the above contractual obligations table. Our liability for uncertain tax positions as of September 30, 2023 primarily includes an uncertain tax benefit related to the legal accrual for litigation related to the distribution of prescription opioid pain medications, as disclosed in Note 13 of the Notes to Consolidated Financial Statements.

Market Risk
We have exposure to foreign currency and exchange rate risk from our non-U.S. operations. Our largest exposure to foreign exchange rates exists primarily with the U.K. Pound Sterling, the Euro, the Turkish Lira, the Brazilian Real, and the Canadian Dollar. We use forward contracts to hedge against the foreign currency exchange rate impact on certain intercompany receivable and payable balances. We may use derivative instruments to hedge our foreign currency exposure, but not for speculative or trading purposes. Revenue from our foreign operations during the fiscal year ended September 30, 2023 was approximately 10% of our consolidated revenue.
We have market risk exposure to interest rate fluctuations relating to our debt. We manage interest rate risk by using a combination of fixed-rate and variable-rate debt. The amount of variable-rate debt fluctuates during the year based on our working capital requirements. We had $491.1 million of variable-rate debt outstanding as of September 30, 2023. We periodically evaluate financial instruments to manage our exposure to fixed and variable interest rates. However, there are no assurances that such instruments will be available in the combinations we want and/or on terms acceptable to us. There were no such financial instruments in effect as of September 30, 2023.
We also have market risk exposure to interest rate fluctuations relating to our cash and cash equivalents. We had $2,592.1 million in cash and cash equivalents as of September 30, 2023. The unfavorable impact of a hypothetical decrease in interest rates on cash and cash equivalents would be partially offset by the favorable impact of such a decrease on variable-rate debt. For every $100 million of cash invested that is in excess of variable-rate debt, a 10-basis point decrease in interest rates would increase our annual net interest expense by $0.1 million.
Deterioration of general economic conditions, among other factors, could adversely affect the number of prescriptions that are filled and the amount of pharmaceutical products purchased by consumers and, therefore, could reduce purchases by our customers. In addition, volatility in financial markets and higher borrowing costs may also negatively impact our customers' ability to obtain credit to finance their businesses on acceptable terms. Reduced purchases by our customers or changes in the ability of our customers to remit payments to us could adversely affect our revenue growth, our profitability, and our cash flow from operations.
Recent elevated levels of inflation in the global and U.S. economies have impacted certain operating expenses. If elevated levels of inflation persist or increase, our operations and financial results could be adversely affected, particularly in certain global markets.
We have risks from other geopolitical trends and events, such as the ongoing conflicts in Ukraine and between Israel and Hamas. Although the long-term implications of these conflicts are difficult to predict at this time, the financial impact of these conflicts has not been material.
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

ITEM 8.    FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Stockholders and the Board of Directors of Cencora, Inc.
Opinion on the Financial Statements
We have audited the accompanying consolidated balance sheets of Cencora, Inc. and subsidiaries (the Company) as of September 30, 2023 and 2022, the related consolidated statements of operations, comprehensive income, stockholders’ equity and cash flows for each of the three years in the period ended September 30, 2023, and the related notes and financial statement schedule listed in the Index at Item 15(a) (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at September 30, 2023 and 2022, and the results of its operations and its cash flows for each of the three years in the period ended September 30, 2023, in conformity with U.S. generally accepted accounting principles.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company's internal control over financial reporting as of September 30, 2023, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework), and our report dated November 21, 2023 expressed an unqualified opinion thereon.
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
Critical Audit Matter
The critical audit matter communicated below is a matter arising from the current period audit of the financial statements that was communicated or required to be communicated to the audit committee and that: (1) relates to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective or complex judgments. The communication of the critical audit matter does not alter in any way our opinion on the consolidated financial statements, taken as a whole, and we are not, by communicating the critical audit matter below, providing a separate opinion on the critical audit matter or on the accounts or disclosure to which it relates.

Legal Matters and Contingencies - Opioid Lawsuits and Investigations
Description of the Matter	As discussed in Note 13 of the consolidated financial statements, the Company is involved in a significant number of lawsuits and government investigations relating to the distribution of prescription opioid pain medications and other controlled substances (“opioid litigation and investigations”). The Company recognizes a liability for those legal contingencies for which it is probable that a liability has been incurred at the date of the consolidated financial statements and the amount is reasonably estimable. In connection with these liabilities, the Company recognizes a related income tax benefit, which reflects an unrecognized tax benefit resulting from uncertainty in the amount that is more likely than not to be deductible for U.S. federal and state income tax purposes. The Company used significant judgment in measuring the amount of income tax benefit that may ultimately be deductible for U.S. federal and state purposes.

Auditing management’s determination of whether the risk of loss related to opioid litigation and investigations is probable and reasonably estimable, and the related disclosures is highly subjective and requires significant judgment. Auditing management’s judgments related to unsettled cases was challenging due to the significant judgment applied in determining the likelihood of resolution of matters through settlement or litigation and the magnitude of the liability. In addition, auditing management's estimate of the amount of income tax benefit related to the Company's uncertain tax positions is challenging because the evaluation of the technical merits of income tax benefits that qualify for a deduction related to the opioid litigation and investigations requires significant judgment.

How We Addressed the Matter in Our Audit	We tested the Company’s internal controls that address the risks of material misstatement related to the completeness and presentation and disclosure of the opioid litigation and investigations liability and related uncertain tax position. This included testing controls related to the Company’s process for identification, recognition, completeness, and disclosure of the opioid litigation and testing controls related to the Company’s process to assess the technical merits of its tax position, including the Company’s assessment as to the amount of benefit that is more likely than not to be realized upon ultimate settlement with taxing authorities. For example, we tested controls over management’s review of the assessment of the completeness of the opioid litigation and investigations liability and whether a range of possible loss in excess of the amount accrued is reasonably estimable to determine the accuracy of the opioid litigation and investigations liability and the related financial statement footnote disclosures.

To test the Company’s opioid litigation and investigations liability, our substantive audit procedures included, among others, testing the completeness of the contingencies subject to evaluation by the Company and evaluating the Company’s analysis of its assessment of the probability of outcome for each material legal contingency, through inspection of responses to inquiry letters sent to both internal and external legal counsel, discussions with internal general counsel and external legal counsel to confirm our understanding of the allegations and any settlement discussions, inspection of proposed settlement agreements, and obtaining written representations from executives of the Company. We also compared the Company’s assessment with its relevant history of similar legal contingencies that have been settled or otherwise resolved to evaluate the consistency of the Company’s assessment for unsettled opioid litigation and investigations.

For those legal contingencies for which the Company has determined that a loss is probable and reasonably estimable and is therefore required to be recognized, and for those legal contingencies for which the Company has determined that a loss is either probable or reasonably possible, but the Company is unable to estimate the range of loss, and is therefore required to be disclosed, we evaluated the method of measuring the amounts of the recorded and disclosed contingencies. We assessed the Company’s estimate of the amount of the loss, for both contingencies that are probable and reasonably possible, through inspection of responses to inquiry letters sent to both internal and external legal counsel, direct discussions with internal legal counsel, inspection of any proposed settlement agreements and obtaining written representations from executives of the Company. In addition, we evaluated the adequacy of the Company’s financial statement disclosures.

We involved our tax subject matter professionals in assessing the technical merits and measurement of the Company’s tax positions related to the opioid litigation and investigation liability. We examined the Company’s analyses and evaluated the underlying facts upon which the tax positions were based. We used our knowledge of historical settlement activity in similar matters involving legal settlements to evaluate the Company’s measurement of the uncertain tax position associated with the opioid litigation and investigations. We also evaluated the adequacy of the Company’s financial statement disclosures and obtained written representations from executives of the Company related to this income tax matter.

/s/ Ernst & Young LLP

We have served as the Company's auditor since 1985.
Philadelphia, Pennsylvania
November 21, 2023

CENCORA, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

	September 30,
(in thousands, except share and per share data)	2023	2022
ASSETS
Current assets:
Cash and cash equivalents	$2,592,051	$3,388,189
Accounts receivable, less allowances for returns and credit losses: 2023 — $1,433,396; 2022 — $1,626,729	20,911,081	18,452,675
Inventories	17,454,768	15,556,394
Right to recover assets	1,314,857	1,532,061
Income tax receivable	77,120	172,568
Prepaid expenses and other	448,949	487,871
Total current assets	42,798,826	39,589,758

Property and equipment, net	2,135,171	2,135,003
Goodwill	9,574,117	8,503,886
Other intangible assets	4,431,783	4,332,737
Deferred income taxes	200,667	237,571
Other assets	3,418,182	1,761,661

TOTAL ASSETS	$62,558,746	$56,560,616

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
Accounts payable	$45,836,037	$40,192,890
Accrued expenses and other	2,353,817	2,214,592
Short-term debt	641,344	1,070,473
Total current liabilities	48,831,198	43,477,955

Long-term debt	4,146,113	4,632,360
Accrued income taxes	310,676	320,274
Deferred income taxes	1,657,944	1,620,413
Accrued litigation liability	5,061,795	5,461,758
Other liabilities	1,884,733	976,583
Commitments and contingencies (Note 13)

Stockholders' equity:
Common stock, $0.01 par value — authorized, issued, and outstanding: 2023 — 600,000,000 shares, 294,822,962 shares and 200,814,804 shares; 2022 — 600,000,000 shares, 292,700,490 shares and 206,203,817 shares	2,948	2,927
Additional paid-in capital	5,844,578	5,658,733
Retained earnings	4,324,187	2,977,646
Accumulated other comprehensive loss	(1,402,607)	(1,830,970)
Treasury stock, at cost: 2023 — 94,008,158 shares; 2022 — 86,496,673 shares	(8,247,103)	(7,019,895)
Total Cencora, Inc. stockholders' equity (deficit)	522,003	(211,559)
Noncontrolling interests	144,284	282,832
Total stockholders' equity	666,287	71,273

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$62,558,746	$56,560,616
See notes to consolidated financial statements.

CENCORA, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS

	Fiscal Year Ended September 30,
(in thousands, except per share data)	2023	2022	2021
Revenue	$262,173,411	$238,587,006	$213,988,843
Cost of goods sold	253,213,918	230,290,639	207,045,615
Gross profit	8,959,493	8,296,367	6,943,228
Operating expenses:
Distribution, selling, and administrative	5,309,984	4,848,962	3,594,251
Depreciation	410,341	386,595	326,824
Amortization	553,563	307,300	178,348
Litigation and opioid-related (credit) expenses	(24,693)	123,191	272,623
Acquisition-related deal and integration expenses	139,683	119,561	116,969
Restructuring and other expenses	229,884	63,498	82,319
Goodwill impairment	—	75,936	6,373
Impairment of assets	—	4,946	11,324
Operating income	2,340,731	2,366,378	2,354,197
Other income, net	(49,036)	(27,352)	(41,736)
Interest expense, net	228,931	210,673	174,074
Income before income taxes	2,160,836	2,183,057	2,221,859
Income tax expense	428,260	516,517	677,251
Net income	1,732,576	1,666,540	1,544,608
Net loss (income) attributable to noncontrolling interests	12,717	32,280	(4,676)
Net income attributable to Cencora, Inc.	$1,745,293	$1,698,820	$1,539,932

Earnings per share:
Basic	$8.62	$8.15	$7.48
Diluted	$8.53	$8.04	$7.39

Weighted average common shares outstanding:
Basic	202,511	208,472	205,919
Diluted	204,591	211,210	208,465
See notes to consolidated financial statements.

CENCORA, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

	Fiscal Year Ended September 30,
(in thousands)	2023	2022	2021
Net income	$1,732,576	$1,666,540	$1,544,608
Other comprehensive income (loss):
Foreign currency translation adjustments	353,439	(1,426,741)	(334,522)
Other, net	33,395	4,910	10
Total other comprehensive income (loss)	386,834	(1,421,831)	(334,512)
Total comprehensive income	2,119,410	244,709	1,210,096
Comprehensive loss (income) attributable to noncontrolling interests	54,246	68,583	(6,776)
Comprehensive income attributable to Cencora, Inc.	$2,173,656	$313,292	$1,203,320
See notes to consolidated financial statements.

CENCORA, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY

(in thousands, except per share data)	Common Stock	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Treasury Stock	Non-controlling Interest	Total
September 30, 2020	$2,878	$5,081,776	$518,335	$(108,830)	$(6,513,083)	$179,288	$(839,636)
Adoption of ASC 326, net of tax (Note 1)	—	—	(21,106)	—	—	(2,988)	(24,094)
Net income	—	—	1,539,932	—	—	4,676	1,544,608
Other comprehensive (loss) income	—	—	—	(336,612)	—	2,100	(334,512)
Cash dividends, $1.76 per share	—	—	(366,648)	—	—	—	(366,648)
Exercises of stock options	23	198,727	—	—	—	—	198,750
Share-based compensation expense	—	99,594	—	—	—	—	99,594
Purchases of common stock	—	—	—	—	(82,150)	—	(82,150)
Employee tax withholdings related to restricted share vesting	—	—	—	—	(23,547)	—	(23,547)
Equity consideration issued for acquisition of Alliance Healthcare (Note 2)	—	86,089	—	—	149,052	—	235,141
Acquisition of Alliance Healthcare (Note 2)	—	—	—	—	—	178,264	178,264
Other, net	6	(1,082)	—	—	—	(283)	(1,359)
September 30, 2021	2,907	5,465,104	1,670,513	(445,442)	(6,469,728)	361,057	584,411
Net income (loss)	—	—	1,698,820	—	—	(32,280)	1,666,540
Other comprehensive loss	—	—	—	(1,385,528)	—	(36,303)	(1,421,831)
Cash dividends, $1.84 per share	—	—	(391,687)	—	—	—	(391,687)
Exercises of stock options	10	93,902	—	—	—	—	93,912
Share-based compensation expense	—	93,400	—	—	—	—	93,400
Purchases of common stock	—	—	—	—	(512,091)	—	(512,091)
Employee tax withholdings related to restricted share vesting	—	—	—	—	(38,076)	—	(38,076)
Divestiture of business	—	—	—	—	—	(3,544)	(3,544)
Other, net	10	6,327	—	—	—	(6,098)	239
September 30, 2022	2,927	5,658,733	2,977,646	(1,830,970)	(7,019,895)	282,832	71,273
Net income (loss)	—	—	1,745,293	—	—	(12,717)	1,732,576
Other comprehensive income (loss)	—	—	—	428,363	—	(41,529)	386,834
Cash dividends, $1.94 per share	—	—	(398,752)	—	—	—	(398,752)
Exercises of stock options	8	61,144	—	—	—	—	61,152
Share-based compensation expense	—	124,624	—	—	—	—	124,624
Purchases of common stock	—	—	—	—	(1,155,929)	—	(1,155,929)
Employee tax withholdings related to restricted share vesting	—	—	—	—	(71,279)	—	(71,279)
Divestiture of business	—	—	—	—	—	(76,957)	(76,957)
Other, net	13	77	—	—	—	(7,345)	(7,255)
September 30, 2023	$2,948	$5,844,578	$4,324,187	$(1,402,607)	$(8,247,103)	$144,284	$666,287
See notes to consolidated financial statements.

CENCORA, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOW

	Fiscal Year Ended September 30,
(in thousands)	2023	2022	2021
OPERATING ACTIVITIES
Net income	$1,732,576	$1,666,540	$1,544,608
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation, including amounts charged to cost of goods sold	418,830	390,643	326,713
Amortization, including amounts charged to interest expense	562,018	319,192	188,073
Provision for credit losses	54,389	26,053	12,101
(Benefit) provision for deferred income taxes	(118,864)	196,184	334,866
Share-based compensation expense	124,624	93,400	99,594
LIFO expense (credit)	204,595	67,171	(203,028)
Impairment of assets, including goodwill	—	80,882	31,697
Gain on divestiture of businesses	(40,665)	(56,228)	—
Turkey highly inflationary impact	95,938	51,966	—
Gain on remeasurement of equity investment	(242)	(4,834)	(64,721)
Other, net	3,593	11,781	29,361
Changes in operating assets and liabilities, excluding the effects of acquisitions and divestitures:
Accounts receivable	(2,711,786)	(1,659,525)	(930,078)
Inventories	(2,183,368)	(665,370)	(1,116,344)
Income tax receivable	102,201	49,307	266,552
Prepaid expenses and other assets	109,041	102,708	141,057
Accounts payable	6,103,451	3,320,725	2,049,167
Accrued expenses	51,112	(457,233)	372,078
Income taxes payable and other liabilities	(196,146)	(330,079)	(178,120)
Long-term accrued litigation liability	(399,963)	(500,195)	(236,990)
NET CASH PROVIDED BY OPERATING ACTIVITIES	3,911,334	2,703,088	2,666,586
INVESTING ACTIVITIES
Capital expenditures	(458,359)	(496,318)	(438,217)
Cost of acquired companies, net of cash acquired	(1,409,835)	(133,814)	(5,563,040)
Cost of equity investments	(743,275)	(18,491)	(162,620)
Proceeds from divestiture of businesses	—	272,586	—
Other, net	9,004	7,600	22,300
NET CASH USED IN INVESTING ACTIVITIES	(2,602,465)	(368,437)	(6,141,577)
FINANCING ACTIVITIES
Senior notes and other loan borrowings	157,547	155,189	3,166,980
Senior notes and other loan repayments	(811,353)	(1,238,954)	(835,313)
Borrowings under revolving and securitization credit facilities	78,218,439	4,832,605	4,968,815
Repayments under revolving and securitization credit facilities	(78,187,891)	(4,671,943)	(5,083,930)
Purchases of common stock	(1,180,728)	(483,704)	(82,150)
Exercises of stock options	61,152	93,912	198,750
Cash dividends on common stock	(398,752)	(391,687)	(366,648)
Employee tax withholdings related to restricted share vesting	(71,279)	(38,076)	(23,547)
Other, net	(9,413)	(10,122)	9,892
NET CASH (USED IN) PROVIDED BY FINANCING ACTIVITIES	(2,222,278)	(1,752,780)	1,952,849
EFFECT OF EXCHANGE RATE CHANGES ON CASH, CASH EQUIVALENTS, AND RESTRICTED CASH	72,759	(57,850)	(3,725)
(DECREASE) INCREASE IN CASH, CASH EQUIVALENTS, AND RESTRICTED CASH, INCLUDING CASH CLASSIFIED WITHIN ASSETS HELD FOR SALE	(840,650)	524,021	(1,525,867)
LESS: INCREASE IN CASH CLASSIFIED WITHIN ASSETS HELD FOR SALE	—	(610)	(1,751)
(DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS	(840,650)	523,411	(1,527,618)
Cash, cash equivalents, and restricted cash at beginning of year	3,593,539	3,070,128	4,597,746
CASH, CASH EQUIVALENTS, AND RESTRICTED CASH AT END OF YEAR	$2,752,889	$3,593,539	$3,070,128
See notes to consolidated financial statements.

CENCORA, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2023

Note 1. Summary of Significant Accounting Policies
On August 30, 2023, AmerisourceBergen Corporation changed its name to Cencora, Inc.
Cencora, Inc. and its subsidiaries, including less-than-wholly-owned subsidiaries in which Cencora, Inc. has a controlling financial interest (the "Company"), is one of the largest global pharmaceutical sourcing and distribution services companies, helping both healthcare providers and pharmaceutical and biotech manufacturers improve patient access to products and enhance patient care. The Company delivers innovative programs and services designed to improve the effectiveness and efficiency of the pharmaceutical supply chain in both human and animal health.
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
Recently Issued Accounting Pronouncements Not Yet Adopted
As of September 30, 2023, there were no recently issued accounting standards that may have a material impact on the Company's financial position, results of operations, or cash flows upon their adoption.
Business Combinations
The assets acquired and liabilities assumed from an acquired business are recorded at estimated fair value, with the residual of the purchase price recorded as goodwill. The results of operations of an acquired businesses are included in the Company's operating results from the date of acquisition.
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

The following represents a reconciliation of cash and cash equivalents in the Consolidated Balance Sheets to cash, cash equivalents, and restricted cash in the Consolidated Statements of Cash Flows:

	September 30,
(amounts in thousands)	2023	2022	2021
Cash and cash equivalents	$2,592,051	$3,388,189	$2,547,142
Restricted cash (included in Prepaid Expenses and Other)	97,722	144,980	462,986
Restricted cash (included in Other Assets)	63,116	60,370	60,000
Cash, cash equivalents, and restricted cash	$2,752,889	$3,593,539	$3,070,128
Concentrations of Credit Risk and Allowance for Credit Losses
    The Company has sales to a large number of customers in the healthcare industry that include institutional and retail healthcare providers. Institutional healthcare providers include acute care hospitals, health systems, mail order pharmacies, long-term care and other alternate care pharmacies and providers of pharmacy services to such facilities, and physician offices. Retail healthcare providers include national and regional retail drugstore chains, independent community pharmacies, pharmacy departments of supermarkets and mass merchandisers, and veterinarians. The financial condition of the Company's customers can be affected by changes in government reimbursement policies as well as by other economic pressures in the healthcare industry.
The Company's trade accounts receivables are exposed to credit risk. Revenue from the various agreements and arrangements with the Company's largest customer in the fiscal year ended September 30, 2023, Walgreens Boots Alliance, Inc. ("WBA"), accounted for approximately 26% of revenue and represented approximately 38% of accounts receivable, net of incentives, as of September 30, 2023. Express Scripts, Inc., the Company's second largest customer in the fiscal year ended September 30, 2023, accounted for approximately 14% of revenue and represented approximately 7% of accounts receivable as of September 30, 2023. The Company generally does not require collateral for trade receivables. The Company evaluates its receivables for risk of loss by grouping its receivables with similar risk characteristics. Expected losses are determined based on a combination of historical loss trends, current economic conditions, and forward-looking risk factors. Changes in these factors, among others, may lead to adjustments in the Company's allowance for credit losses. The calculation of the required allowance requires judgment by Company management as to the impact of those and other factors on the ultimate realization of its trade receivables. The Company performs ongoing credit evaluations of its customers' financial condition and maintains reserves for expected credit losses for specific credit problems when they arise. There were no significant changes to this process during the fiscal years ended September 30, 2023, 2022, and 2021, and bad debt expense was computed in a consistent manner during these periods.
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
During the quarter ended March 31, 2022, Turkey became a highly inflationary economy, as defined under U.S. GAAP. As a result, effective April 1, 2022, and until such time as the applicable economy is no longer considered highly inflationary, Turkish Lira-denominated assets and liabilities are remeasured using the Company's reporting currency in accordance with ASC 830, "Foreign Currency Matters." Turkish Lira denominated monetary assets and liabilities (primarily cash, accounts receivables, and accounts payables) are remeasured at each balance sheet date using the currency exchange rate then in effect, with currency remeasurement gains and losses recognized in Other Income in the Statement of Operations. Turkish Lira-denominated nonmonetary assets and liabilities (primarily inventories, goodwill, and other intangible assets) are translated at the currency exchange rate in effect prior to highly inflation accounting commencement or at the exchange rate in effect at their date of acquisition if subsequent to April 1, 2022. As such, nonmonetary assets and liabilities retain a higher historical basis when currencies are devalued. This higher historical basis results in incremental expense being recognized when nonmonetary assets are consumed (i.e., sale of inventory). During the fiscal years ended September 30, 2023 and 2022, the Company recorded incremental expenses of $87.0 million and $40.0 million, respectively, in Cost of Goods Sold related to the consumption of inventory and expenses of $9.0 million and $11.9 million, respectively, within Other Income, Net related to the currency remeasurement of monetary assets and liabilities.
Goodwill and Other Intangible Assets
Goodwill arises from acquisitions or consolidations of specific operating companies and is assigned to the reporting unit in which a particular operating company resides. The Company identifies its reporting units based upon the Company's management reporting structure, beginning with its operating segments. The Company aggregates two or more components within an operating segment that have similar economic characteristics. The Company evaluates whether the components within its operating segments have similar economic characteristics, which include the similarity of long-term gross margins, the nature of the components' products, services, and production processes, the types of customers and the methods by which products or services are delivered to customers, and the components' regulatory environment. As of September 30, 2023, the Company’s reporting units include U.S. Pharmaceutical Distribution Services, U.S. Consulting Services, MWI Animal Health, Alliance Healthcare, Innomar, World Courier, PharmaLex, and Profarma.
Goodwill and other intangible assets with indefinite lives, such as certain trademarks and trade names, are not amortized; rather, they are tested for impairment at least annually. For the purpose of these impairment tests, the Company can elect to perform a qualitative assessment to determine if it is more likely than not that the fair values of its reporting units and indefinite-lived intangible assets are less than the respective carrying values of those reporting units and indefinite-lived intangible assets, respectively. Such qualitative factors can include, among others, industry and market conditions, overall financial performance, and relevant entity-specific events. If the Company concludes based on its qualitative assessment that it is more likely than not that the fair value of a reporting unit is less than its carrying value, it performs a quantitative analysis. The Company elected to perform a quantitative impairment assessment of goodwill for its reporting units in fiscal 2023 and 2022 with the exception of its PharmaLex reporting unit, which was recently acquired. The Company elected to perform a qualitative impairment assessment of indefinite-lived intangible assets in fiscal 2023 and a quantitative impairment assessment of indefinite-lived intangible assets in fiscal 2022. The Company elected to perform a qualitative impairment assessment of goodwill and indefinite-lived intangible assets in fiscal 2021, with the exception of its testing of goodwill in the AmerisourceBergen Consulting Services (the sum of U.S. Consulting Service and Innomar reporting units, under the Company’s prior reporting structure) and Profarma reporting units.
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
When performing a quantitative impairment assessment, the Company utilizes an income approach or a weighted-average of an income and market approach to value its reporting units. The income approach relies on a discounted cash flow analysis, which considers forecasted cash flows discounted at an appropriate discount rate, to determine the fair value of each reporting unit. The Company generally believes that market participants would use a discounted cash flow analysis to determine the fair value of the Company's reporting units in a sale transaction. The annual goodwill impairment test requires the Company to make a number of assumptions and estimates concerning future levels of revenue growth, operating margins, depreciation, amortization, capital expenditures, and working capital requirements, which are based upon the Company's long-range plan. The discount rate is an estimate of the overall after-tax rate of return required by a market participant whose weighted average cost of capital includes both debt and equity, including a risk premium. While the Company uses the best available information to prepare its forecasted cash flows and discount rate assumptions, actual future cash flows and/or market conditions could differ significantly resulting in future impairment charges related to recorded goodwill balances. While there are always changes in assumptions to reflect changing business and market conditions, the Company's overall methodology and the population of assumptions used have remained unchanged.
The quantitative impairment test for indefinite-lived intangibles other than goodwill (certain trademarks and trade names) consists of a comparison of the fair value of the indefinite-lived intangible asset to the carrying value of the asset as of the impairment testing date. The Company estimates the fair value of its indefinite-lived intangibles using the relief from royalty method, which is a widely used valuation technique for such assets. The fair value derived from the relief from royalty method is measured as the discounted cash flow savings realized from owning such indefinite-lived trademarks and trade names and not having to pay a royalty for their use.
The Company completed its required annual impairment tests relating to goodwill and indefinite-lived intangible assets in the fiscal years ended September 30, 2023, 2022, and 2021. The Company recorded goodwill impairments of $75.9 million and $6.4 million in its Profarma reporting unit in connection with its fiscal 2022 and 2021 impairment tests (see Note 5), respectively. No goodwill impairments were recorded in the fiscal year ended September 30, 2023, and no indefinite-lived intangible asset impairments were recorded in the fiscal years ended September 30, 2023, 2022, or 2021.
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
Inventories
Inventories are stated at the lower of cost or market. Cost for approximately 66% of the Company's inventories as of September 30, 2023 and 2022 has been determined using the last-in, first-out ("LIFO") method. If the Company had used the first-in, first-out method of inventory valuation, which approximates current replacement cost, inventories would have been approximately $1,588.0 million and $1,383.4 million higher than the amounts reported as of September 30, 2023 and 2022, respectively. The Company recorded LIFO expense of $204.6 million and $67.2 million in the fiscal years ended September 30, 2023 and 2022, respectively, and a LIFO credit of $203.0 million in the fiscal year ended September 30, 2021. The annual LIFO provision is affected by manufacturer pricing practices, which may be impacted by market and other external influences, changes in inventory quantities, and product mix, many of which are difficult to predict. Changes to any of the above factors can have a material impact to the Company's annual LIFO provision.

Investments
The Company first evaluates its investments in accordance with the variable interest model to determine whether it has a controlling financial interest in an investment. This evaluation is made as of the date on which the Company makes its initial investment, and subsequent evaluations are made if the structure of the investment changes. If it has determined that an investment is a variable interest entity ("VIE"), the Company evaluates whether the VIE is required to be consolidated. When the Company holds rights that give it the power to direct the activities of an entity that most significantly impact the entity's economic performance, combined with the obligation to absorb an entity's losses and the right to receive benefits, the Company consolidates a VIE. If it is determined that an investment is not a VIE, the Company then evaluates its investments under the voting interest model and generally consolidates investments in which it holds an ownership interest of greater than 50%. When the Company consolidates less-than-wholly-owned subsidiaries, it records its noncontrolling interest in its consolidated financial statements.
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
Leases
At the inception of an arrangement, the Company determines whether the arrangement is or contains a lease based on the facts and circumstances present. Leases are classified as either finance or operating, with classification affecting the pattern of expense recognition in the income statement. At the lease commencement date, operating and finance lease liabilities and their corresponding right-of-use ("ROU") assets are recorded based on the present value of lease payments over the expected lease term. The interest rate implicit in lease contracts is typically not readily determinable and, as such, the Company uses its incremental borrowing rate to discount the lease liabilities, which is the rate incurred to borrow on a collateralized basis over a similar term in a similar economic environment. Certain adjustments to the ROU asset may be required for items such as incentives received. The Company does not recognize on the balance sheet leases with terms of one year or less.
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

The following table summarizes the Company's property and equipment balances for the periods indicated:

	September 30,
(in thousands)	2023	2022
Property and equipment, at cost:
Land	$116,465	$122,426
Buildings and improvements	836,175	840,852
Machinery, equipment, and other	3,786,449	3,424,070
Total property and equipment	4,739,089	4,387,348
Less accumulated depreciation	(2,603,918)	(2,252,345)
Property and equipment, net	$2,135,171	$2,135,003
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
The Company's customer sales return policy generally allows customers to return products only if the products can be resold at full value or returned to suppliers for full credit. The Company records an accrual for estimated customer sales returns at the time of sale to the customer based upon historical return trends. As of September 30, 2023 and 2022, the Company's accrual for estimated customer sales returns was $1,314.9 million and $1,532.1 million, respectively.
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
Shipping and Handling Costs
Shipping and handling costs include all costs to warehouse, pick, pack, and deliver inventory to customers. These costs, which were $1,200.0 million, $1,040.8 million, and $809.3 million for the fiscal years ended September 30, 2023, 2022, and 2021, respectively, are included in Distribution, Selling, and Administrative in the Company's Consolidated Statements of Operations.

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
Note 2. Acquisitions and Equity Method Investment
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
The purchase price has been preliminarily allocated to the underlying assets acquired, including $37.4 million of cash and cash equivalents, and liabilities assumed based upon their estimated fair values as of the date of the acquisition. The preliminary allocation is pending the finalization of the working capital account balances and goodwill.
The purchase price exceeded the current estimated fair value of the net tangible and intangible assets acquired by $1,023.1 million, which was allocated to goodwill. Goodwill resulting from this acquisition is not deductible for income tax purposes.
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
Beginning on the third anniversary of the closing of the joint venture's acquisition of OneOncology and ending on the day before the fourth anniversary of that closing, TPG will have a put option under which TPG may require the Company to purchase all of the other interests in the joint venture, including TPG's interest, at a price equal to 19 times OneOncology's adjusted earnings before interest, taxes, depreciation and amortization for the most recently ended 12-month period prior to TPG’s exercise of the put option, all of which is subject to various other adjustments and qualifications. In addition, on the date that is the third anniversary of the closing and again beginning on the fourth anniversary of the closing and ending on the day before the fifth anniversary of the closing, the Company will have a call option to purchase all of the other interests in the joint venture, including TPG's, also at the price set forth above. The fair value of the net put option, which is a Level 3 measurement, was determined using a Monte Carlo simulation, which relies on assumptions, including cash flow projections, risk-free rates, volatility, and details specific to the put and call options. In September 2023, the Company adjusted the preliminary estimated net fair value of the net put option from $807.2 million to $872.9 million, which is recorded within Other Liabilities with a corresponding offset in Other Assets in the Company's Consolidated Balance Sheet as of September 30, 2023. Given the Company has elected to not mark the net put option to market, the fair value of the net put option will remain on the balance sheet until its final resolution.
Upon the joint venture's acquisition of OneOncology, it was determined that there was a $625.2 million difference between the carrying value of the Company's investment in OneOncology and its underlying equity in net assets, which has been allocated to intangible assets of $305.6 million, a related deferred tax liability of $20.5 million, and goodwill of $340.0 million. The intangible assets and related deferred tax liability are being amortized over a weighted-average life of 23 years.
Alliance Healthcare Acquisition
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

(in thousands)
Consideration
Cash	$6,662,020
Equity (2 million shares of Cencora, Inc. common stock)	229,080
Other equity consideration	6,061
Fair value of total consideration	$6,897,161

Recognized amounts of identifiable assets acquired and liabilities assumed
Cash and cash equivalents	$921,995
Accounts receivable	3,628,056
Inventories	1,647,330
Prepaid expenses and other	355,030
Property and equipment	634,220
Goodwill	2,496,338
Other intangible assets	3,735,000
Deferred income taxes	33,922
Other assets	534,393
Total assets acquired	13,986,284

Accounts payable	(4,618,807)
Accrued expenses and other	(765,463)
Short-term debt	(353,420)
Deferred income taxes	(760,937)
Other liabilities	(405,332)
Total liabilities assumed	(6,903,959)

Net assets acquired	7,082,325

Noncontrolling interest	(185,164)
Equity consideration	(235,141)
Cash acquired, including restricted cash of $143,308 included in Prepaid Expenses and Other	(1,065,303)
Net cash paid	$5,596,717
The estimated fair value of the intangible assets acquired of $3.7 billion and the estimated useful lives are as follows:

(in thousands, except useful lives)	Fair Value	Weighted-Average Useful Life
Customer relationships	$3,327,000	18
Trade names	408,000	11
Total	$3,735,000
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
The Company incurred $90.9 million of acquisition-related costs in connection with this acquisition. These costs are included in Acquisition-Related Deal and Integration Expenses in the Company's Statements of Operations for the fiscal year ended September 30, 2021.

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
The following assets and liabilities of Profarma are included in the Company's Consolidated Balance Sheet for the periods indicated:

	September 30,
(in thousands)	2023	2022
Cash and cash equivalents	$33,256	$23,144
Accounts receivables, net	253,419	192,930
Inventories	255,801	207,858
Prepaid expenses and other	63,327	63,982
Property and equipment, net	42,759	35,554
Other intangible assets	62,384	66,568
Other long-term assets	77,889	71,327
Total assets	$788,835	$661,363

Accounts payable	$300,875	$215,515
Accrued expenses and other	56,280	47,952
Short-term debt	73,650	60,851
Long-term debt	74,132	64,918
Deferred income taxes	22,701	25,801
Other long-term liabilities	54,691	52,417
Total liabilities	$582,329	$467,454
Profarma's assets can only be used to settle its obligations, and its creditors do not have recourse to the general credit of the Company.

Note 4. Income Taxes
Income Before Income Taxes
The following table summarizes the Company's income before income taxes for the periods indicated:

	Fiscal Year Ended September 30,
(in thousands)	2023	2022	2021
Domestic	$1,418,457	$1,351,696	$1,495,899
Foreign	742,379	831,361	725,960
Total	$2,160,836	$2,183,057	$2,221,859
Income Tax Expense
The components of the Company's consolidated income tax expense are summarized in the following table for the periods indicated:

	Fiscal Year Ended September 30,
(in thousands)	2023	2022	2021
Current provision:
Federal	$259,126	$126,969	$184,375
State and local	42,933	39,282	30,659
Foreign	245,065	154,082	127,351
Total current provision	547,124	320,333	342,385
Deferred (benefit) provision:
Federal	(15,600)	150,328	111,428
State and local	19,445	31,129	47,516
Foreign	(122,709)	14,727	175,922
Total deferred (benefit) provision	(118,864)	196,184	334,866
Provision for income taxes	$428,260	$516,517	$677,251
Tax Rate Reconciliation
A reconciliation of the statutory U.S. federal income tax rate to the Company's consolidated effective income tax rate is as follows for the periods indicated:

	Fiscal Year Ended September 30,
	2023	2022	2021
Statutory U.S. federal income tax rate	21.0%	21.0%	21.0%
State and local income tax rate, net of federal tax benefit	2.3	2.5	2.8
Tax effect of foreign operations	(2.4)	(1.9)	(0.5)
Tax law changes [1]	(0.5)	—	7.3
Other, net	(0.6)	2.1	(0.1)
Effective income tax rate	19.8%	23.7%	30.5%

[1] Tax law changes include 5.7% related to UK Tax Reform and 1.6% related to Swiss Tax Reform in fiscal 2021.
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
As a result of the aforementioned Swiss tax law change and ruling, the Company recorded a deferred tax asset in the fiscal year ended September 30, 2020 that is expected to be realized over the following 10 years. As of September 30, 2023, the deferred tax asset of $425.9 million was reduced by a $235.9 million valuation allowance for the amount that more likely than not will not be realized.
In November 2020, the Canton of Bern approved its Budget 2021, which called for lowering its corporate income tax rate applicable to the Company’s Swiss operations effective October 1, 2020. As a result, the Company recognized a deferred tax expense to reduce its Swiss deferred tax asset for the change in tax rate.
Deferred Tax Liabilities and Assets
Deferred income taxes reflect the future tax consequences of differences between the tax bases of assets and liabilities and their financial reporting amounts. Significant components of the Company's deferred tax liabilities (assets) are as follows:

	September 30,
(in thousands)	2023	2022
Inventories	$1,475,467	$1,471,064
Property and equipment	145,308	149,896
Goodwill and other intangible assets	1,242,466	1,184,477
Right-of-use assets	255,221	219,616
Other	51,490	61,148
Gross deferred tax liabilities	3,169,952	3,086,201

Net operating loss and tax credit carryforwards	(532,851)	(426,651)
Allowance for credit losses	(18,221)	(67,788)
Accrued expenses	(18,108)	(24,435)
Accrued litigation liability	(909,256)	(981,627)
Employee and retiree benefits	(22,927)	(22,682)
Goodwill and other intangible assets	(425,898)	(446,605)
Lease liabilities	(280,550)	(241,469)
Share-based compensation	(23,087)	(33,933)
Other	(119,180)	(75,428)
Gross deferred tax assets	(2,350,078)	(2,320,618)
Valuation allowance for deferred tax assets	637,403	617,259
Deferred tax assets, net of valuation allowance	(1,712,675)	(1,703,359)
Net deferred tax liabilities	$1,457,277	$1,382,842
As of September 30, 2023, the Company had $114.1 million of potential tax benefits from state net operating loss carryforwards and $322.0 million of potential tax benefits from foreign net operating loss carryforwards, which have varying expiration dates. The Company had $6.4 million of state tax credit carryforwards and $3.1 million in foreign alternative minimum tax credit carryforwards.
The Company assesses the available positive and negative evidence to determine whether deferred tax assets are more likely than not to be realized. As a result of this assessment, valuation allowances have been recorded on certain deferred tax assets. For the fiscal year ended September 30, 2023 and 2022, the Company increased the valuation allowance on deferred tax assets by $20.1 million and $78.7 million, respectively. The increases in the valuation allowance in the fiscal years ended September 30, 2023 and 2022 were primarily due to the increase in the valuation allowance against foreign net operating loss carryforwards.

In the fiscal years ended September 30, 2023, 2022, and 2021 tax benefits of $24.6 million, $13.4 million and $8.2 million, respectively, related to the exercise of employee stock options and lapses of restricted stock units were recorded in Income Tax Expense in the Company's Consolidated Statements of Operations. The tax benefits recognized in the fiscal years ended September 30, 2023, 2022, and 2021 are not necessarily indicative of amounts that may arise in future periods.
Income tax payments, net of refunds, were $463.1 million, $244.4 million, and $93.5 million in the fiscal years ended September 30, 2023, 2022, and 2021, respectively.
Cumulative undistributed earnings of international subsidiaries were $3.9 billion as of September 30, 2023, $2.1 billion of which is considered permanently reinvested. It is not practicable to estimate the taxes that would be due if such earnings were to be repatriated in the future.
The Company and its subsidiaries file income tax returns in the U.S. federal jurisdiction and various states and foreign jurisdictions. The Company is currently undergoing certain state and local income tax audits for various years. With few exceptions, the Company is no longer subject to U.S. federal, state and local, or foreign income tax examinations by tax authorities for years before 2020. The Company believes it has adequate tax reserves to cover potential federal, state or foreign tax exposures.
Unrecognized Tax Benefits
As of September 30, 2023 and 2022, the Company had unrecognized tax benefits, defined as the aggregate tax effect of differences between tax return positions and the benefits recognized in the Company's financial statements, of $551.9 million and $553.2 million, respectively ($482.7 million and $479.6 million, net of federal tax benefit, respectively). If recognized in the fiscal years ended September 30, 2023 and 2022, $464.4 million and $461.4 million, respectively, of these benefits would have reduced income tax expense and the effective tax rate. As of September 30, 2023 and 2022, included in the unrecognized tax benefits are $25.9 million and $26.7 million of interest and penalties, respectively, which the Company records in Income Tax Expense in the Company's Consolidated Statements of Operations.
A reconciliation of the beginning and ending amount of unrecognized tax benefits, excluding interest and penalties, for the periods indicated is as follows:

	Fiscal Year Ended September 30,
(in thousands)	2023	2022	2021
Unrecognized tax benefits at beginning of period	$526,522	$500,399	$478,351
Additions of tax positions of the current year	22,646	21,074	20,515
Additions to tax positions of the prior years	11,875	5,073	17,022
Reductions of tax positions of the prior years	(31,110)	—	—
Settlements and expiration of statutes of limitations	(3,457)	(24)	(15,489)
Effects of foreign currency translation	(543)	—	—
Unrecognized tax benefits at end of period	$525,933	$526,522	$500,399
During the next 12 months, it is reasonably possible that tax audit resolutions and the expiration of statutes of limitations could result in a reduction of unrecognized tax benefits by approximately $9.0 million.
A significant portion of the Company's unrecognized tax benefits as of September 30, 2023 relates to the legal accrual for litigation related to the global opioid settlement, as well as other opioid-related litigation, as disclosed in Note 13. The Company has applied significant judgment in estimating the amount of the opioid settlements that will be deductible for U.S. federal and state purposes. In estimating the amount that would be deductible, the Company considered prior U.S. tax case law, the amount and character of the damages sought in litigation, and other relevant factors.

Note 5. Goodwill and Other Intangible Assets
The following is a summary of the changes in the carrying value of goodwill, by reportable segment, for the fiscal years ended September 30, 2023 and 2022:

(in thousands)	U.S. Healthcare Solutions	International Healthcare Solutions	Total
Goodwill as of September 30, 2021	$6,260,374	$2,770,157	$9,030,531
Purchase accounting adjustments	—	27,186	27,186
Goodwill recognized in connection with acquisition	26,143	—	26,143
Goodwill derecognized in connection with divestiture	(1,224)	—	(1,224)
Goodwill impairment	—	(75,936)	(75,936)
Foreign currency translation	(5,053)	(497,761)	(502,814)
Goodwill as of September 30, 2022	6,280,240	2,223,646	8,503,886
Goodwill recognized in connection with acquisitions	—	1,026,440	1,026,440
Goodwill derecognized in connection with divestiture	—	(14,424)	(14,424)
Foreign currency translation	2,177	56,038	58,215
Goodwill as of September 30, 2023	$6,282,417	$3,291,700	$9,574,117
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
The following is a summary of other intangible assets:

	September 30, 2023				September 30, 2022
(dollars in thousands)	Weighted Average Remaining Useful Life	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Indefinite-lived trade names		$17,000	$—	$17,000	$667,932	$—	$667,932
Finite-lived:
Customer relationships	14 years	4,845,091	(1,213,200)	3,631,891	4,226,547	(931,961)	3,294,586
Trade names and other	4 years	1,224,795	(441,903)	782,892	542,346	(172,127)	370,219
Total other intangible assets		$6,086,886	$(1,655,103)	$4,431,783	$5,436,825	$(1,104,088)	$4,332,737
As described in Note 1, the Company changed its name to Cencora, Inc. on August 30, 2023. In connection with the name change and gradual and planned transition away from other tradenames used, the Company reclassified $651.0 million of trade names from indefinite-lived to finite-lived. The shortened useful lives of these trade names, all of which were acquired through prior acquisitions made by the Company, range from less than one year to three years. The future amortization expense amounts below reflect the impact of the intangible assets' revised useful lives.
Amortization expense for finite-lived intangible assets was $553.6 million, $307.3 million, and $178.3 million in the fiscal years ended September 30, 2023, 2022, and 2021, respectively. Amortization expense for finite-lived intangible assets is estimated to be $669.1 million in fiscal 2024, $502.6 million in fiscal 2025, $348.7 million in fiscal 2026, $291.5 million in fiscal 2027, $281.4 million in 2028, and $2,321.3 million thereafter.

Note 6. Debt
Debt consisted of the following:

	September 30,
(in thousands)	2023	2022
Multi-currency revolving credit facility due 2028	$—	$—
Receivables securitization facility due 2025	350,000	350,000
Revolving credit note	—	—
Overdraft facility due 2024 (£10,000)	—	—
Money market facility	—	—
0.737% senior notes due 2023	—	672,736
$500,000, 3.400% senior notes due 2024	499,677	499,195
$500,000, 3.250% senior notes due 2025	499,026	498,347
$750,000, 3.450% senior notes due 2027	746,464	745,622
$500,000, 2.800% senior notes due 2030	495,959	495,348
$1,000,000, 2.700% senior notes due 2031	991,600	990,480
$500,000, 4.250% senior notes due 2045	495,378	495,162
$500,000, 4.300% senior notes due 2047	493,554	493,288
Alliance Healthcare debt	68,017	336,886
Nonrecourse debt	147,782	125,769
Total debt	4,787,457	5,702,833
Less Cencora, Inc. current portion	499,677	672,736
Less Alliance Healthcare current portion	68,017	336,886
Less nonrecourse current portion	73,650	60,851
Total, net of current portion	$4,146,113	$4,632,360
Multi-Currency Revolving Credit Facility
The Company has a $2.4 billion multi-currency senior unsecured revolving credit facility ("Multi-Currency Revolving Credit Facility") with a syndicate of lenders, which was scheduled to expire in October 2027. In October 2023, the Company amended the Multi-Currency Revolving Credit Facility to extend the expiration to October 2028. Interest on borrowings under the Multi-Currency Revolving Credit Facility accrues at specified rates based upon the Company's debt rating and ranges from 80.5 basis points to 122.5 basis points over SOFR/EURIBOR/CDOR/RFR, as applicable (102.5 basis points over CDOR/LIBOR/EURIBOR/Bankers Acceptance Stamping Fee as of September 30, 2023) and from 0 basis points to 22.5 basis points over the alternate base rate and Canadian prime rate, as applicable. The Company pays facility fees to maintain the availability under the Multi-Currency Revolving Credit Facility at specified rates based on its debt rating, ranging from 7 basis points to 15 basis points, annually, of the total commitment (10 basis points as of September 30, 2023). The Company may choose to repay or reduce its commitments under the Multi-Currency Revolving Credit Facility at any time. The Multi-Currency Revolving Credit Facility contains covenants, including compliance with a financial leverage ratio test, as well as others that impose limitations on, among other things, indebtedness of subsidiaries and asset sales, with which the Company was compliant as of September 30, 2023.
Commercial Paper Program
The Company has a commercial paper program whereby it may from time to time issue short-term promissory notes in an aggregate amount of up to $2.4 billion at any one time. Amounts available under the program may be borrowed, repaid, and re-borrowed from time to time. The maturities on the notes will vary, but may not exceed 365 days from the date of issuance. The notes will bear interest, if interest bearing, or will be sold at a discount from their face amounts. The commercial paper program does not increase the Company's borrowing capacity as it is fully backed by the Company's Multi-Currency Revolving Credit Facility. There were no borrowings outstanding under the commercial paper program as of September 30, 2023 and 2022.

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
In connection with the Receivables Securitization Facility, AmerisourceBergen Drug Corporation and a specialty distribution subsidiary sell on a revolving basis certain accounts receivable to Amerisource Receivables Financial Corporation, a wholly-owned special purpose entity, which in turn sells a percentage ownership interest in the receivables to financial institutions and commercial paper conduits sponsored by financial institutions. AmerisourceBergen Drug Corporation is the servicer of the accounts receivable under the Receivables Securitization Facility. As sold receivables are collected, additional receivables may be sold up to the maximum amount available under the facility. The facility is a financing vehicle utilized by the Company because it generally offers an attractive interest rate relative to other financing sources. The Company securitizes its trade accounts, which are generally non-interest bearing, in transactions that are accounted for as borrowings. The Receivables Securitization Facility contains similar covenants to the Multi-Currency Revolving Credit Facility, with which the Company was compliant as of September 30, 2023.
Revolving Credit Note, Overdraft Facility, and Money Market Facility
The Company has an uncommitted, unsecured line of credit available to it pursuant to a revolving credit note ("Revolving Credit Note"). The Revolving Credit Note provides the Company with the ability to request short-term unsecured revolving credit loans from time to time in a principal amount not to exceed $75 million. The Revolving Credit Note may be decreased or terminated by the bank or the Company at any time without prior notice. The Company also has a £10 million uncommitted U.K. overdraft facility ("Overdraft Facility") to fund short-term normal trading cycle fluctuations related to its MWI Animal Health business, which expires in February 2024. The Company has an uncommitted, unsecured line of credit available to it pursuant to a money market credit agreement ("Money Market Facility"). The Money Market Facility provides the Company with the ability to request short-term unsecured revolving credit loans from time to time in a principal amount not to exceed $100 million. The Money Market Facility may be decreased or terminated by the bank or the Company at any time without prior notice.
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
Senior Notes
In March 2021, the Company issued $1,525 million of 0.737% senior notes due March 15, 2023 (the "2023 Notes"). The 2023 Notes were sold at 100.00% of the principal amount. Interest on the 2023 Notes was payable semi-annually in arrears and commenced on September 15, 2021. In March 2021, the Company issued $1,000 million of 2.700% senior notes due March 15, 2031 (the "2031 Notes"). The 2031 Notes were sold at 99.79% of the principal amount and have an effective yield of 2.706%. Interest on the 2031 Notes is payable semi-annually in arrears and commenced on September 15, 2021. The 2023 Notes and 2031 Notes rank pari passu to the Company's other senior notes, the Multi-Currency Revolving Credit Facility, the Revolving Credit Note, the Overdraft Facility, and the Money Market Facility. The Company used the proceeds from the 2023 Notes and the 2031 Notes to finance a portion of the June 2021 Alliance Healthcare acquisition.
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

the repurchase of stock and the making of other restricted payments; issuance of preferred stock; creation of certain liens; transactions with subsidiaries and other affiliates; and certain corporate acts such as mergers, consolidations, and the sale of substantially all assets. An additional covenant requires compliance with a financial leverage ratio test. The Company was compliant with all covenants as of September 30, 2023.
Alliance Healthcare Debt
Alliance Healthcare debt is comprised of uncommitted revolving credit facilities in various currencies with various rates. A vast majority of the outstanding borrowings as of September 30, 2023 were held in Turkey. These facilities are used to fund its working capital needs.
Nonrecourse Debt
    Nonrecourse debt is comprised of short-term and long-term debt belonging to the Brazil subsidiaries and is repaid solely from the Brazil subsidiaries' cash flows and such debt agreements provide that the repayment of the loans (and interest thereon) is secured solely by the capital stock, physical assets, contracts, and cash flows of the Brazil subsidiaries.
Other Information
Scheduled future principal payments of debt are $642.3 million in fiscal 2024, $535.9 million in fiscal 2025, $374.6 million in fiscal 2026, $12.1 million in fiscal 2027, $753.3 million in fiscal 2028, and $2,500.0 million thereafter.
Interest paid on the above indebtedness during the fiscal years ended September 30, 2023, 2022, and 2021 was $271.3 million, $219.8 million, and $170.9 million, respectively.
Total amortization of financing fees and the accretion of original issue discounts, which are recorded as components of Interest Expense, Net on the Consolidated Statements of Operations, were $8.5 million, $11.9 million, and $9.7 million, for the fiscal years ended September 30, 2023, 2022, and 2021, respectively.
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
The following illustrates the components of Accumulated Other Comprehensive Loss, net of income taxes:

	September 30,
(in thousands)	2023	2022
Pension and postretirement adjustments	$406	$(9,038)
Foreign currency translation	(1,402,245)	(1,820,292)
Other	(768)	(1,640)
Total accumulated other comprehensive loss	$(1,402,607)	$(1,830,970)
The decrease in total accumulated other comprehensive loss from foreign currency translation primarily relates to the translation of the Company's Alliance Healthcare business' goodwill and intangible assets balances.
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

In May 2022, the Company's Board of Directors authorized a share repurchase program allowing the Company to purchase up to $1.0 billion of its outstanding shares of common stock, subject to market conditions. During the fiscal year ended September 30, 2022, the Company purchased 0.3 million shares of its common stock for a total of $38.7 million, which included $28.4 million of September 2022 purchases that cash settled in October 2022. During the fiscal year ended September 30, 2023, the Company purchased 6.0 million shares of its common stock for a total of $961.3 million, including 5.5 million shares from WBA for $882.5 million, to complete its authorization under this program.
In March 2023, the Company's Board of Directors authorized a new share repurchase program allowing the Company to purchase up to $1.0 billion of its outstanding shares of common stock, subject to market conditions. During the fiscal year ended September 30, 2023, the Company purchased 1.0 million shares of its common stock for a total of $191.0 million, including 0.9 million shares from WBA for $167.5 million. As of September 30, 2023, the Company had $809.0 million of availability under this program. From October 1, 2023 through November 20, 2023, the Company purchased 1.7 million shares of its common stock for a total of $325.3 million, including 1.3 million shares from WBA for $250.0 million.
Common Shares Outstanding
Basic earnings per share is computed by dividing net income attributable to Cencora, Inc. by the weighted average number of shares of common stock outstanding during the periods presented. Diluted earnings per share is computed by dividing net income attributable to Cencora, Inc. by the weighted average number of shares of common stock outstanding, plus the dilutive effect of stock options and restricted stock units during the periods presented.
The following illustrates the components of diluted weighted average shares outstanding:

	Fiscal Year Ended September 30,
(in thousands)	2023	2022	2021
Weighted average common shares outstanding - basic	202,511	208,472	205,919
Effect of dilutive securities - stock options and restricted stock units	2,080	2,738	2,546
Weighted average common shares outstanding - diluted	204,591	211,210	208,465
The potentially dilutive stock options and restricted stock units that were antidilutive were 94 thousand, 101 thousand, and 97 thousand for the fiscal years ended September 30, 2023, 2022 and 2021, respectively.
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
Revenue from the various agreements and arrangements with WBA was $68.7 billion, $64.1 billion, and $65.5 billion in the fiscal years ended September 30, 2023, 2022, and 2021, respectively. The Company's receivable from WBA, net of incentives, was $8.1 billion and $7.0 billion as of September 30, 2023 and 2022, respectively.
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

Retirement Benefit Plans
The Company sponsors the AmerisourceBergen Employee Investment Plan (the "Plan"), which is a defined contribution 401(k) plan covering salaried and certain hourly employees. Eligible participants may contribute to the plan from 1% to 50% of their regular compensation before taxes. The Company contributes $1.00 for each $1.00 invested by the participant up to the first 3% of the participant's salary and $0.50 for each additional $1.00 invested by the participant of up to an additional 2% of salary. An additional discretionary contribution, in an amount not to exceed the limits established by the Internal Revenue Code ("IRC"), may also be made depending upon the Company's performance. Based on the Company's performance in fiscal 2023, 2022, and 2021, the Company recognized expenses for discretionary contributions to the Plan in the fiscal years ended September 30, 2023, 2022, and 2021. All contributions are invested at the direction of the employee in one or more funds. All contributions vest immediately except for the discretionary contributions made by the Company, which vest in full after five years of credited service.
The Company's international businesses sponsor various country-specific retirement plans.
Costs of above retirement benefit plans charged to expense for the fiscal years ended September 30, 2023, 2022, and 2021 were $89.4 million, $90.1 million, and $62.3 million, respectively.
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
Deferred Compensation Plan
The Company sponsors the AmerisourceBergen Corporation 2001 Deferred Compensation Plan. This unfunded plan allows eligible officers, directors, and key management employees to defer a portion of their annual compensation. The amount deferred may be allocated by the employee among a selection of mutual funds. The Company's liability relating to its deferred compensation plan as of September 30, 2023 and 2022 was $39.3 million and $31.7 million, respectively.
Note 10. Share-Based Compensation
The Company's stockholders approved the AmerisourceBergen Corporation 2022 Omnibus Incentive Plan (the "2022 Plan"). As of September 30, 2023, there were 22.8 million shares available to be granted for employee and non-employee director stock restricted stock units, performance stock units, and stock options under the 2022 Plan.
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
The Company has not granted any stock options to employees since fiscal 2020, and it does not expect to grant any stock options in fiscal 2024.
During the fiscal years ended September 30, 2022 and 2021, the Company recognized stock option expense of $2.2 million and $4.6 million, respectively.

A summary of the Company's stock option activity and related information for its option plans for the fiscal year ended September 30, 2023 is presented below:

(in thousands, except exercise price and contractual term)	Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value
Outstanding as of September 30, 2022	1,932	$83	3 years	$100,496
Exercised	(895)	$81
Outstanding as of September 30, 2023	1,037	$85	2 years	$98,147
Exercisable as of September 30, 2023	941	$85	2 years	$89,160
Expected to vest after September 30, 2023	95	$86	3 years	$8,954
The intrinsic value of stock options exercised during the fiscal years ended September 30, 2023, 2022, and 2021 was $80.2 million, $60.3 million, and $58.7 million, respectively.
A summary of the status of the Company's nonvested options as of September 30, 2023 and changes during the fiscal year ended September 30, 2023 is presented below:

(in thousands, except grant date fair value)	Options	Weighted Average Grant Date Fair Value
Nonvested as of September 30, 2022	412	$18
Vested	(316)	$18
Nonvested as of September 30, 2023	96	$17
During the fiscal years ended September 30, 2023, 2022, and 2021, the total fair values of options vested were $5.7 million, $10.0 million, and $15.5 million, respectively.
Restricted Stock Units
Restricted stock units granted prior to fiscal 2021 vested in full after three years. The majority of the restricted stock units granted beginning in fiscal 2021 and thereafter vest ratably over a three-year period. The estimated fair value of restricted stock units under the Company's restricted stock unit plans is determined by the product of the number of shares granted and the closing grant date market price of the Company's common stock. The estimated fair value of restricted stock units is expensed on a straight-line basis over the requisite service period, net of estimated forfeitures. During the fiscal years ended September 30, 2023, 2022, and 2021, the Company recognized restricted stock unit expense of $84.3 million, $71.3 million, and $55.8 million, respectively.
A summary of the status of the Company's nonvested restricted stock units as of September 30, 2023 and changes during the fiscal year ended September 30, 2023 are presented below:

(in thousands, except grant date fair value)	Restricted Stock Units	Weighted Average Grant Date Fair Value
Nonvested as of September 30, 2022	1,806	$108
Granted	684	$158
Vested	(1,032)	$100
Forfeited	(163)	$132
Nonvested as of September 30, 2023	1,295	$139
During the fiscal years ended September 30, 2023, 2022, and 2021, the total fair values of restricted stock units vested were $103.0 million, $58.1 million, and $31.1 million, respectively. Expected future compensation expense relating to the 1.3 million restricted stock units outstanding as of September 30, 2023 is $71.8 million, which will be recognized over a weighted average period of 1.4 years.

Performance Stock Units
Performance stock units are granted to certain executive employees under the Plan and represent common stock potentially issuable in the future. Performance stock units vest at the end of a three-year performance period based upon achievement of specific performance goals. Based upon the extent to which the targets are achieved, vested shares may range from 0% to 200% of the target award amount. The fair value of performance stock units is determined by the grant date market price of the Company's common stock. Compensation expense associated with nonvested performance stock units is recognized over the requisite service period and is dependent on the Company's periodic assessment of the probability of the targets being achieved and its estimate of the number of shares that will ultimately be issued. During the fiscal years ended September 30, 2023, 2022, and 2021, the Company recognized performance stock expense of $40.4 million, $19.7 million, and $38.9 million, respectively.
A summary of the status of the Company's nonvested performance stock units as of September 30, 2023 and changes during the fiscal year ended September 30, 2023 is presented below (based upon target award amounts).

(in thousands, except grant date fair value)	Performance Stock Units	Weighted Average Grant Date Fair Value
Nonvested as of September 30, 2022	277	$117
Granted	126	$158
Vested	(144)	$110
Forfeited	(8)	$129
Nonvested as of September 30, 2023	251	$142
Shares that vested over the three-year performance period ended September 30, 2023 were distributed to employees in November 2023.
Note 11. Leases
The Company has long-term leases for facilities and equipment. In the normal course of business, leases are generally renewed or replaced by other leases. Certain leases include escalation clauses.
The following illustrates the components of lease cost for the periods presented:

	Fiscal Year Ended September 30,
(in thousands)	2023	2022	2021
Operating lease cost	$234,567	$220,935	$161,054
Short-term lease cost	9,799	11,257	5,901
Variable lease cost	25,598	25,108	14,208
Total lease cost	$269,964	$257,300	$181,163
The following summarizes balance sheet information related to operating leases:

	September 30,
(in thousands, except for lease term and discount rate)	2023	2022
Right of use assets
Other assets	$1,019,368	$944,974

Lease liabilities
Accrued expenses and other	$182,462	$158,184
Other long-term liabilities	924,247	864,288
Total lease liabilities	$1,106,709	$1,022,472

Weighted-average remaining lease term	7.85 years	8.37 years
Weighted-average discount rate	4.66%	3.22%

Other cash flow information related to operating leases is as follows:

	Fiscal Year Ended September 30,
(in thousands)	2023	2022	2021
Cash paid for amounts included in the measurement of lease liabilities
Operating lease cash payments	$229,203	$214,793	$148,385

Right-of-use assets obtained in exchange for lease liabilities
New operating leases	$271,096	$179,214	$770,858
Future minimum rental payments under noncancellable operating leases were as follows:

Payments Due by Fiscal Year (in thousands)	As of September 30, 2023
2024	$218,139
2025	197,174
2026	176,328
2027	150,738
2028	129,808
Thereafter	441,242
Total future undiscounted lease payments	1,313,429
Less: Future payments for leases that have not yet commenced [1]	(2,839)
Less: Imputed interest	(203,881)
Total lease liabilities	$1,106,709

[1] The Company has certain leases that it has executed of which it does not control the underlying assets; therefore, liabilities and ROU assets related to these leases were not recorded on the Company's Consolidated Balance Sheet as of September 30, 2023.

Note 12. Restructuring and Other Expenses
The following illustrates the expenses incurred by the Company relating to Restructuring and Other Expenses for the periods indicated:

	Fiscal Year Ended September 30,
(in thousands)	2023	2022	2021
Restructuring and employee severance costs	$105,220	$35,316	$46,064
Business transformation efforts	82,117	27,990	36,255
Other expenses	42,547	192	—
Total	$229,884	$63,498	$82,319
Restructuring and employee severance costs in the fiscal year ended September 30, 2023 primarily included expenses incurred in connection with workforce reductions in both of the Company's reportable segments. Restructuring and employee severance costs in the fiscal year ended September 30, 2022 included costs primarily related to the write down of assets related to the Company's office optimization plan and restructuring activities within certain businesses in the U.S. Healthcare Solutions reportable segment. Restructuring and employee severance costs in the fiscal year ended September 30, 2021 included costs primarily related to the disposal of assets related to the Company's office optimization plan and restructuring activities primarily within one business unit in the International Healthcare Solutions reportable segment.
Business transformation efforts in the fiscal year ended September 30, 2023 included rebranding costs associated with the Company's name change to Cencora and non-recurring expenses related to significant strategic initiatives to improve operational efficiency, including certain technology initiatives. The majority of these costs related to services provided by third-party consultants. Business transformation efforts in the fiscal year ended September 30, 2022 and 2021 primarily related to costs associated with reorganizing the Company to further align the organization to its customers' needs, including certain technology initiatives. The majority of these costs related to services provided by third-party consultants.

In March 2023, one of the Company’s foreign business units experienced a cybersecurity event that impacted a standalone legacy information technology platform in one country and the foreign business unit's ability to operate in that country for approximately two weeks. In connection with this isolated event, the Company incurred costs to restore the foreign business unit's operations in that country, which were recorded in Other expenses in the above table. The majority of Other expenses in the fiscal year ended September 30, 2023 related to the cybersecurity event.
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
Starting in December 2017, more than 2,000 cases were transferred to Multidistrict Litigation ("MDL") proceedings before the United States District Court for the Northern District of Ohio (the "Court"). Since then, several cases filed by government and tribal plaintiffs that were selected as bellwether cases in the MDL have been resolved through trial or settlement. Following trial in two consolidated cases in West Virginia federal court, the court entered judgment in favor of the defendants, including the Company. The plaintiffs filed an appeal of the court’s decision on August 2, 2022, which remains pending. The MDL Court is in the process of selecting four cases filed by third-party payors to serve as additional litigation bellwethers.
On July 21, 2021, the Company announced that it and the two other national pharmaceutical distributors had negotiated a Distributor Settlement Agreement that, if all conditions were satisfied, would result in the resolution of a substantial majority of opioid lawsuits filed by state and local governmental entities. The Distributor Settlement Agreement became effective on April 2, 2022, and as of September 30, 2023, it included 48 of 49 eligible states (the “Settling States”) as well as 99% by population of the eligible political subdivisions in the Settling States. Pursuant to the Distributor Settlement Agreement and related agreements with Settling States, the Company will pay up to approximately $6.4 billion over 18 years and comply with other requirements, including establishment of a clearinghouse that will consolidate data from all three national distributors. The exact payment amount will depend on several factors, including the extent to which states take action to foreclose opioid lawsuits by subdivisions (e.g., laws barring opioid lawsuits by subdivisions). West Virginia and its subdivisions and Native American tribes are not a part of the Distributor Settlement Agreement, and the Company has reached separate agreements with those groups. The State of Alabama is not participating in the Distributor Settlement Agreement and has an active case pending against the Company (and another distributor) in Alabama state court, which is scheduled to begin trial on February 26, 2024.
The Company’s accrued litigation liability related to the Distributor Settlement Agreement, including an estimate for the State of Alabama and non-participating government subdivisions (with whom the Company has not reached a settlement agreement), as well as other opioid-related litigation for which it has reached settlement agreements, as described above, was $5.5 billion as of September 30, 2023 and $6.0 billion as of September 30, 2022. The Company currently estimates that

$407.5 million will be paid prior to September 30, 2024, which is recorded in Accrued Expenses and Other on the Company’s Consolidated Balance Sheet. The remaining long-term liability of $5.1 billion is recorded in Accrued Litigation Liability on the Company’s Consolidated Balance Sheet. While the Company has accrued its estimated liability for opioid litigation, it is unable to estimate the range of possible loss associated with the matters that are not included in the accrual. Because loss contingencies are inherently unpredictable and unfavorable developments or resolutions can occur, the assessment is highly subjective and requires judgments about future events. The Company regularly reviews opioid litigation matters to determine whether its accrual is adequate. The amount of ultimate loss may differ materially from the amount accrued to date. Until such time as otherwise resolved, the Company will continue to litigate and prepare for trial and to vigorously defend itself in all such matters. Since these matters are still developing, the Company is unable to predict the outcome, but the result of these lawsuits could include excessive monetary verdicts and/or injunctive relief that may affect the Company’s operations.
Additional lawsuits regarding the distribution of prescription opioid pain medications are ongoing in cases filed by a variety of types of plaintiffs. In Alabama, a jury trial was scheduled to begin on July 24, 2023 in a case that involves up to eight plaintiff hospitals. That case was stayed by order of the Alabama Supreme Court on July 10, 2023, pending further order of that court, so there currently is no trial date. In Maryland, a trial is scheduled for September 16, 2024 in a case filed by the Mayor and City Council of Baltimore. Additional litigation is anticipated in cases filed by subdivisions that are not participating in the Distributor Settlement Agreement, as well as in cases filed by non-governmental or non-political entities, including hospitals, third-party payors, and individuals, among others. The Company is vigorously defending itself in the pending lawsuits and intends to vigorously defend itself against any threatened lawsuits or enforcement proceedings.
Since July 2017, the Company has received subpoenas from several U.S. Attorney’s Offices, including grand jury subpoenas from the U.S. Attorney's Office for the District of New Jersey ("USAO-NJ") and the U.S. Attorney's Office for the Eastern District of New York ("USAO-EDNY"). Those subpoenas requested the production of a broad range of documents pertaining to the Company’s distribution of controlled substances through its various subsidiaries, including ABDC, and its diversion control programs. The Company produced documents in response to the subpoenas and engaged in discussions with the various U.S. Attorney’s Offices, including the Health Care and Government Fraud Unit of the Criminal Division of the USAO-NJ, the U.S. Department of Justice Consumer Protection Branch and the U.S. Drug Enforcement Administration, in an attempt to resolve these matters. On December 29, 2022, the Department of Justice filed a civil Complaint against the Company, ABDC, and Integrated Commercialization Services, LLC ("ICS"), a subsidiary of the Company, alleging violations of the Controlled Substances Act. Specifically, the Complaint alleges that the Company negligently failed to report suspicious orders to the Drug Enforcement Administration. In the Complaint, the Department of Justice seeks civil penalties and injunctive relief. This Complaint relates to the aforementioned and previously-disclosed investigations. On March 30, 2023, the Company filed a motion to dismiss the Complaint in its entirety on behalf of itself, ABDC, and ICS. On November 6, 2023, the United States District Court for the Eastern District of Pennsylvania granted in part and denied in part the motion, dismissing with prejudice all claims for civil penalties for Defendants’ alleged violations of the suspicious order reporting requirement prior to October 24, 2018, but otherwise denying the motion. The Company denies the allegations in the Complaint and intends to defend itself vigorously in the litigation.
Shareholder Securities Litigation
On October 11, 2019, Teamsters Local 443 Health Services & Insurance Plan, St. Paul Electrical Construction Pension Plan, St. Paul Electrical Construction Workers Supplemental Pension Plan (2014 Restatement), Retirement Medical Funding Plan for the St. Paul Electrical Workers, and San Antonio Fire & Police Pension Fund filed a complaint for a purported derivative action in the Delaware Court of Chancery against the Company and certain of its current and former officers and directors (collectively, “Defendants”). The complaint alleges that the Defendants breached their fiduciary duties by failing to oversee the compliance by certain of the Company’s subsidiaries (including the Company’s former subsidiary Medical Initiatives, Inc. ("MII")) with federal regulations, allegedly resulting in the payment of fines and penalties in connection with the settlements with the USAO-EDNY in fiscal 2017 and 2018 that resolved claims arising from MII's pre-filled syringe program. In December 2019, Defendants filed a motion to dismiss the complaint. After briefing and oral argument, on August 24, 2020 the Delaware Court of Chancery denied Defendants' motion to dismiss. On September 24, 2020, the Board of Directors of the Company established a Special Litigation Committee to conduct an investigation concerning the plaintiffs’ allegations, and on November 10, 2020, the Delaware Court of Chancery granted the Special Litigation Committee’s motion to stay the litigation pending its investigation. On September 22, 2021, the Special Litigation Committee filed its report under seal and moved to dismiss the case. On November 17, 2023, the Delaware Court of Chancery granted the Special Litigation Committee's motion to dismiss.
On December 30, 2021, Lebanon County Employees' Retirement Fund and Teamsters Local 443 Health Services & Insurance Plan filed a complaint for a purported derivative action in the Delaware Court of Chancery against the Company and certain of its current officers and directors. The complaint alleges claims for breach of fiduciary duty allegedly arising from the Board’s and certain officers' oversight of the Company’s controlled substance diversion control programs. The defendants moved to dismiss the complaint on March 29, 2022. On December 22, 2022, the Court of Chancery granted the motion to dismiss. On January 9, 2023, the Plaintiffs filed a Motion for Relief from Judgment and Order Pursuant to Rule 60(b) from the Chancery Court’s judgment. On January 20, 2023, the Plaintiffs also appealed the ruling to the Delaware Supreme Court. On March 21, 2023 the Court of Chancery denied the Plaintiffs' Motion for Relief from Judgement and Order Pursuant to Rule 60(b). On September 20, 2023, the Delaware Supreme Court heard oral argument on the appeal and took the matter under advisement.
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
Note 14. Litigation Settlements
Antitrust Settlements
Numerous lawsuits have been filed against certain brand pharmaceutical manufacturers alleging that the manufacturer, by itself or in concert with others, took improper actions to delay or prevent generic drugs from entering the market. These lawsuits are generally brought as class actions. The Company has not been a named a plaintiff in any of these lawsuits, but has been a member of the direct purchasers’ class (i.e., those purchasers who purchase directly from these pharmaceutical manufacturers). None of the lawsuits has gone to trial, but some have settled in the past with the Company receiving proceeds from the settlement funds. During the fiscal years ended September 30, 2023, 2022, and 2021, the Company recognized gains relating to these lawsuits of $239.1 million, $1.8 million, and $168.8 million, respectively. These gains, which are net of attorney fees and estimated payments due to other parties, were recorded as reductions to cost of goods sold in the Company’s Consolidated Statements of Operations.

Note 15. Business Segment Information
The Company is organized geographically based upon the products and services it provides to its customer and reports its results under two reportable segments: U.S. Healthcare Solutions and International Healthcare Solutions reportable segments.
Effective October 1, 2022, the chief operating decision maker ("CODM") of the Company is the Executive Vice President and Chief Operating Officer of the Company, whose function is to allocate resources to, and assess the performance of, the Company's operating segments. Prior to October 1, 2022, the CODM of the Company was the Chairman, President & Chief Executive Officer of the Company.
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
The International Healthcare Solutions reportable segment consists of businesses that focus on international pharmaceutical wholesale and related service operations and global commercialization services. The International Healthcare Solutions reportable segment distributes pharmaceuticals, other healthcare products, and related services to healthcare providers, including pharmacies, doctors, health centers and hospitals primarily in Europe. It is a leading global specialty transportation and logistics provider for the biopharmaceutical industry. It also is a leading provider of specialized services, including regulatory affairs, development consulting and scientific affairs, pharmacovigilance, and quality management and compliance, for the life sciences industry. In Canada, the business drives innovative partnerships with manufacturers, providers, and pharmacies to improve product access and efficiency throughout the healthcare supply chain.

The following illustrates reportable and operating segment disaggregated revenue as required by ASC 606, "Revenue from Contracts with Customers," for the periods indicated:

	Fiscal Year Ended September 30,
(in thousands)	2023	2022	2021
U.S. Healthcare Solutions
Human Health	$229,716,669	$207,284,444	$197,777,128
Animal Health	5,042,549	4,815,758	4,684,417
Total U.S. Healthcare Solutions	234,759,218	212,100,202	202,461,545
International Healthcare Solutions
Alliance Healthcare	22,349,278	21,890,402	7,373,365
Other Healthcare Solutions	5,069,401	4,601,271	4,156,264
Total International Healthcare Solutions	27,418,679	26,491,673	11,529,629
Intersegment eliminations	(4,486)	(4,869)	(2,331)
Revenue	$262,173,411	$238,587,006	$213,988,843
The following illustrates reportable segment operating income information for the periods indicated:

	Fiscal Year Ended September 30,
(in thousands)	2023	2022	2021
U.S. Healthcare Solutions	$2,596,559	$2,456,972	$2,257,918
International Healthcare Solutions	692,562	706,458	390,286
Total segment operating income	$3,289,121	$3,163,430	$2,648,204
The following reconciles total segment operating income to income before income taxes for the periods indicated:

	Fiscal Year Ended September 30,
(in thousands)	2023	2022	2021
Total segment operating income	$3,289,121	$3,163,430	$2,648,204
Gains from antitrust litigation settlements	239,092	1,835	168,794
LIFO (expense) credit	(204,595)	(67,171)	203,028
Turkey highly inflationary impact	(86,967)	(40,033)	—
Acquisition-related intangibles amortization	(551,046)	(304,551)	(176,221)
Litigation and opioid-related credit (expenses)	24,693	(123,191)	(272,623)
Acquisition-related deal and integration expenses	(139,683)	(119,561)	(116,969)
Restructuring and other expenses	(229,884)	(63,498)	(82,319)
Goodwill impairment	—	(75,936)	(6,373)
Impairment of assets	—	(4,946)	(11,324)
Operating income	2,340,731	2,366,378	2,354,197
Other income, net	(49,036)	(27,352)	(41,736)
Interest expense, net	228,931	210,673	174,074
Income before income taxes	$2,160,836	$2,183,057	$2,221,859
Segment operating income is evaluated by the CODM of the Company and excludes gains from antitrust litigation settlements; LIFO (expense) credit; Turkey highly inflationary impact; acquisition-related intangibles amortization; litigation and opioid-related credit (expenses); acquisition-related deal and integration expenses; restructuring and other expenses; goodwill impairment; and impairment of assets. All corporate office expenses are allocated to the operating segment level.
Litigation and opioid-related credit in the fiscal year ended September 30, 2023 includes the receipt of $83.4 million from the H.D. Smith opioid litigation indemnity escrow.
Included in Other Income, Net, the Company recognized net gains of $40.7 million and $56.2 million from the divestiture of non-core businesses in the fiscal years ended September 30, 2023 and 2022, respectively. Included in Other Income, Net, the Company recorded a $64.7 million gain on the remeasurement of an equity investment in the fiscal year ended September 30, 2021.

    The following illustrates depreciation and amortization by reportable segment for the periods indicated:

	Fiscal Year Ended September 30,
(in thousands)	2023	2022	2021
U.S. Healthcare Solutions	$292,814	$274,554	$266,575
International Healthcare Solutions	120,044	114,790	62,376
Acquisition-related intangibles amortization	551,046	304,551	176,221
Total depreciation and amortization	$963,904	$693,895	$505,172

Depreciation and amortization related to property and equipment and intangible assets, but excludes amortization of deferred financing costs and other debt-related items, which are included in interest expense, net.
The following illustrates capital expenditures by reportable segment for the periods indicated:

	Fiscal Year Ended September 30,
(in thousands)	2023	2022	2021
U.S. Healthcare Solutions	$268,069	$295,406	$310,525
International Healthcare Solutions	190,290	200,912	127,692
Total capital expenditures	$458,359	$496,318	$438,217
Note 16. Fair Value of Financial Instruments
The recorded amounts of the Company's cash and cash equivalents, accounts receivable, and accounts payable as of September 30, 2023 and 2022 approximate fair value based upon the relatively short-term nature of these financial instruments. Within Cash and Cash Equivalents, the Company had $1,489.0 million and $1,602.0 million of investments in money market accounts as of September 30, 2023 and 2022, respectively. The fair value of the money market accounts was determined based upon unadjusted quoted prices in active markets for identical assets, otherwise known as Level 1 inputs.
The recorded amount of long-term debt (see Note 6) and the corresponding fair value as of September 30, 2023 were $4,146.1 million and $3,572.6 million, respectively. The recorded amount of long-term debt and the corresponding fair value as of September 30, 2022 were $4,632.4 million and $4,130.3 million, respectively. The fair value of long-term debt was determined based upon inputs other than quoted prices, otherwise known as Level 2 inputs.
Note 17. Subsequent Event
In November 2023, the Company's Board of Directors increased the quarterly dividend paid on common stock by 5% and declared a regular quarterly cash dividend of $0.51 per share, payable on November 27, 2023 to shareholders of record on November 13, 2023.

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
Changes in Internal Control over Financial Reporting
There were no changes during the fiscal quarter ended September 30, 2023 in the Company's internal control over financial reporting that materially affected, or are reasonably likely to materially affect, those controls.
MANAGEMENT'S REPORT ON INTERNAL CONTROL OVER FINANCIAL REPORTING
The management of Cencora, Inc. ("Cencora" or the "Company") is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rules 13a-15(f) and 15d-15(f) under the Securities Exchange Act of 1934, as amended. Cencora's internal control over financial reporting is designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. The Company's internal control over financial reporting includes those policies and procedures that:
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
Cencora's management assessed the effectiveness of Cencora's internal control over financial reporting as of September 30, 2023. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control — Integrated Framework (2013). Based on management's assessment and those criteria, management has concluded that Cencora's internal control over financial reporting was effective as of September 30, 2023.
During the second quarter of fiscal 2023, the Company acquired PharmaLex Holding GmbH ("PharmaLex"). As permitted by related SEC staff interpretive guidance for newly acquired businesses, PharmaLex has been excluded from management's assessment of the effectiveness of the Company's internal control over financial reporting as of September 30, 2023. In the aggregate, PharmaLex represented 4% of the total assets and less than 1% of total revenue of the Company as of and for the fiscal year ended September 30, 2023.
Cencora's independent registered public accounting firm, Ernst & Young LLP, has issued an attestation report on the effectiveness of Cencora's internal control over financial reporting. This report is set forth below.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Stockholders and the Board of Directors of Cencora, Inc.
Opinion on Internal Control over Financial Reporting
We have audited Cencora, Inc. and subsidiaries’ internal control over financial reporting as of September 30, 2023, based on criteria established in Internal Control— Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (the COSO criteria). In our opinion, Cencora, Inc. and subsidiaries (the Company) maintained, in all material respects, effective internal control over financial reporting as of September 30, 2023, based on the COSO criteria.
As indicated in the accompanying Management’s Report on Internal Control Over Financial Reporting, management’s assessment of and conclusion on the effectiveness of internal control over financial reporting did not include the internal controls of PharmaLex Holding GmbH ("PharmaLex"), which is included in the 2023 consolidated financial statements of the Company and constituted 4% of total assets as of September 30, 2023 and less than 1% of revenues for the year then ended. Our audit of internal control over financial reporting of the Company also did not include an evaluation of the internal control over financial reporting of PharmaLex.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the 2023 consolidated financial statements of the Company and our report dated November 21, 2023 expressed an unqualified opinion thereon.
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

/s/ Ernst & Young LLP
Philadelphia, Pennsylvania
November 21, 2023

ITEM 9B.    OTHER INFORMATION
During the three months ended September 30, 2023, none of our directors or officers (as defined in Rule 16a-1(f) of the Exchange Act) adopted, modified or terminated any contract, instruction, or written plan for the purchase or sale of our securities that was intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) of the Exchange Act or any non-Rule 10b5-1 trading arrangement (as defined in Item 408(c) of Regulation S-K).
ITEM 9C.    DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS
Not applicable.
PART III

ITEM 10.    DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE
Information appearing in our Notice of Annual Meeting of Stockholders and Proxy Statement for the 2024 Annual Meeting of Stockholders (the "2024 Proxy Statement"), including information appearing under "Proxy Statement Summary," "Board and Governance Matters," and "Audit Committee Matters" is incorporated herein by reference. We will file the 2024 Proxy Statement with the Securities and Exchange Commission pursuant to Regulation 14A within 120 days after the close of the fiscal year.
Information with respect to Executive Officers of the Company appears in Part I of this report.
We adopted a Code of Ethics for Designated Senior Officers that applies to our Chief Executive Officer, Chief Financial Officer, and Chief Accounting Officer. A copy of this Code of Ethics is posted on our Internet website, which is investor.cencora.com. Any amendment to, or waiver from, any provision of this Code of Ethics will be posted on our Internet website.
ITEM 11.    EXECUTIVE COMPENSATION
Information contained in the 2024 Proxy Statement, including information appearing under "Board and Governance Matters" and "Executive Compensation" in the 2024 Proxy Statement, is incorporated herein by reference.
ITEM 12.    SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS
Information contained in the 2024 Proxy Statement, including information appearing under "Security Ownership of Certain Beneficial Owners, Officers and Directors" and "Equity Compensation Plan Information" in the 2024 Proxy Statement, is incorporated herein by reference.
ITEM 13.    CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE
Information contained in the 2024 Proxy Statement, including information appearing under "Board and Governance Matters" and "Related Persons Transactions" in the 2024 Proxy Statement, is incorporated herein by reference.
ITEM 14.    PRINCIPAL ACCOUNTANT FEES AND SERVICES
Information contained in the 2024 Proxy Statement, including information appearing under "Audit Committee Matters" in the 2024 Proxy Statement, is incorporated herein by reference.

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

3.1
Amended and Restated Certificate of Incorporation of the Registrant, dated as of August 30, 2023 (incorporated by reference to Exhibit 3.1 to the Registrant's Current Report on Form 8-K filed on August 30, 2023).

3.2	Amended and Restated Bylaws of the Registrant, dated as of August 30, 2023 (incorporated by reference to Exhibit 3.2 to the Registrant's Current Report on Form 8-K filed on August 30, 2023).
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

4.16	Description of the Registrant's Securities.
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

‡10.9	AmerisourceBergen Corporation Omnibus Incentive Plan (incorporated by reference to Exhibit 10.1 to the Registrant's Current Report on Form 8-K filed on March 10, 2014).
‡10.10	AmerisourceBergen Corporation 2022 Omnibus Incentive Plan (incorporated by reference to Exhibit 10.1 to the Registrant's Current Report on Form 8-K filed on April 1, 2022).
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

‡10.14
Form of 2019 Restricted Stock Unit Agreement to Employee under the AmerisourceBergen Corporation Omnibus Incentive Plan (incorporated by reference to Exhibit 10.8 to the Registrant's Quarterly Report on Form 10-Q for the fiscal quarter ended December 31, 2018).

‡10.15
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

‡10.17
Form of 2021 Performance Share Award Agreement to Employee under the AmerisourceBergen Corporation Omnibus Incentive Plan (incorporated by reference to Exhibit 10.1 to the Registrant's Quarterly Report on Form 10-Q for the fiscal quarter ended December 31, 2021).

‡10.18
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
‡10.20
Form of Restricted Stock Unit Award Agreement to Employee under the AmerisourceBergen Corporation 2022 Omnibus Incentive Plan (incorporated by reference to Exhibit 10.23 to the Registrant's Annual Report on Form 10-K for the fiscal year ended September 30, 2022).

‡10.21
Form of Performance Share Award Unit Award Agreement to Employee under the AmerisourceBergen Corporation 2022 Omnibus Incentive Plan (incorporated by reference to Exhibit 10.24 to the Registrant's Annual Report on Form 10-K for the fiscal year ended September 30, 2022).

‡10.22
Amended and Restated Employment Agreement, dated as of January 11, 2019, between the Company and Steven H. Collis (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed on January 11, 2019).

‡10.23	Form of Employment Agreement applicable to executive officers (incorporated by reference to Exhibit 10.3 to the Registrant’s Current Report on Form 8-K filed on January 11, 2019).
10.24
Amended and Restated Receivables Sale Agreement, dated as of October 16, 2020, among AmeriSource Receivables Financial Corporation, as buyer, and AmerisourceBergen Drug Corporation and ASD Specialty Healthcare, LLC, as originators (incorporated by reference to Exhibit 10.1 to the Registrant's Current Report on Form 8-K filed on October 19, 2020).

10.25
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

10.26
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

10.27
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

10.28
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

10.29
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

10.30
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

10.31
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

10.32
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

10.33
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

Exhibit Number	Description
10.34
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

10.37
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

10.38
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

10.39
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

10.40
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

10.41
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

10.42
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

10.43
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

10.44
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

10.45
Second Amended and Restated Performance Undertaking Agreement, dated as of October 16, 2020, executed by AmerisourceBergen Corporation, as performance guarantor (incorporated by reference to Exhibit 10.3 to the Registrant's Current Report on Form 8-K filed on October 19, 2020).

10.46
Amended and Restated Credit Agreement, dated as of October 27, 2022, among AmerisourceBergen Corporation, the borrowing subsidiaries party thereto, the lenders party thereto, and JPMorgan Chase Bank, N.A., as Administrative Agent (incorporated by reference to Exhibit 10.1 to the Registrant's Current Report on Form 8-K filed on October 27, 2022).

Exhibit Number	Description
10.47
Amended and Restated Credit Agreement, dated as of October 6, 2023, among Cencora, Inc., the borrowing subsidiaries party thereto, the lenders party thereto, and JPMorgan Chase Bank, N.A., as Administrative Agent (incorporated by reference to Exhibit 10.1 to the Registrant's Current Report on Form 8-K filed on October 10, 2023).

10.48
Distributor Settlement Agreement, dated as of March 25, 2022, between and among the Settling States, the Settling Distributors, and the Participating Subdivisions (as defined therein) (incorporated by reference to Exhibit 10.1 to the Registrant's Current Report on Form 8-K/A filed on May 3, 2022).

10.49
Share Repurchase Agreement, dated as of November 6, 2022, by and between AmerisourceBergen Corporation and Walgreens Boots Alliance Holdings LLC (incorporated by reference to Exhibit 10.1 to the Registrant's Current Report on Form 8-K filed on November 10, 2022).

10.50
Share Repurchase Agreement, dated as of December 8, 2022, by and between AmerisourceBergen Corporation and Walgreens Boots Alliance Holdings LLC (incorporated by reference to Exhibit 10.1 to the Registrant's Current Report on Form 8-K filed on December 12, 2022).

10.51
Share Repurchase Agreement, dated as of May 11, 2023, by and between AmerisourceBergen Corporation and Walgreens Boots Alliance Holdings LLC (incorporated by reference to Exhibit 10.1 to the Registrant's Current Report on Form 8-K filed on May 15, 2023).

10.52
Share Repurchase Agreement, dated as of June 15, 2023, by and between AmerisourceBergen Corporation and Walgreens Boots Alliance Holdings LLC (incorporated by reference to Exhibit 10.1 to the Registrant's Current Report on Form 8-K filed on June 20, 2023).

10.53
Share Repurchase Agreement, dated as of August 2, 2023, by and between AmerisourceBergen Corporation and Walgreens Boots Alliance Holdings LLC (incorporated by reference to Exhibit 10.1 to the Registrant's Current Report on Form 8-K filed on August 8, 2023).

10.54
Share Repurchase Agreement, dated as of November 9, 2023, by and between Cencora, Inc. and Walgreens Boots Alliance Holdings LLC (incorporated by reference to Exhibit 10.1 to the Registrant's Current Report on Form 8-K filed on November 14, 2023).

21	Subsidiaries of the Registrant.
23	Consent of Ernst & Young LLP, Independent Registered Public Accounting Firm.
31.1	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer.
31.2	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer.
32	Section 1350 Certifications of the Chief Executive Officer and Chief Financial Officer.
97	Dodd-Frank Compensation Recoupment Policy.
101	Financial statements from the Annual Report on Form 10-K of Cencora, Inc. for the fiscal year ended September 30, 2023, formatted in Inline Extensible Business Reporting Language (iXBRL): (i) the Consolidated Balance Sheets, (ii) the Consolidated Statements of Operations, (iii) the Consolidated Statements of Comprehensive Income, (iv) the Consolidated Statements of Changes in Stockholders' Equity, (v) the Consolidated Statements of Cash Flows, and (vi) the Notes to Consolidated Financial Statements.
104	Cover Page Interactive Data File (formatted as inline XBRL and contained in Exhibit 101).
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

CENCORA, INC.
Date: November 21, 2023	By:	/s/ STEVEN H. COLLIS Steven H. Collis Chairman, President and Chief Executive Officer
 Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below as of November 21, 2023 by the following persons on behalf of the Registrant and in the capacities indicated.

Signature	Title

/s/ STEVEN H. COLLIS	Chairman, President and Chief Executive Officer (Principal Executive Officer)
Steven H. Collis

/s/ JAMES F. CLEARY	Executive Vice President and Chief Financial Officer (Principal Financial Officer)
James F. Cleary

/s/ LAZARUS KRIKORIAN	Senior Vice President and Chief Accounting Officer (Principal Accounting Officer)
Lazarus Krikorian

/s/ ORNELLA BARRA	Director
Ornella Barra

/s/ WERNER BAUMANN	Director
Werner Baumann

/s/ D. MARK DURCAN	Lead Independent Director
D. Mark Durcan

/s/ RICHARD W. GOCHNAUER	Director
Richard W. Gochnauer

/s/ LON R. GREENBERG	Director
Lon R. Greenberg

/s/ KATHLEEN W. HYLE	Director
Kathleen W. Hyle

/s/ LORENCE H. KIM, M.D.	Director
Lorence H. Kim, M.D.

/s/ HENRY W. MCGEE	Director
Henry W. McGee

Signature	Title

/s/ REDONDA MILLER, M.D.	Director
Redonda Miller, M.D.

/s/ DENNIS M. NALLY	Director
Dennis M. Nally

/s/ LAUREN M. TYLER	Director
Lauren M. Tyler

CENCORA, INC. AND SUBSIDIARIES
SCHEDULE II — VALUATION AND QUALIFYING ACCOUNTS

(In thousands)	Balance at Beginning of Period	Charged to Costs and Expenses (1)	Deductions (2)	Balance at End of Period
Year Ended September 30, 2023
Allowances for returns and credit losses	$1,626,729	$4,846,067	$(5,039,400)	$1,433,396

Year Ended September 30, 2022
Allowances for returns and credit losses	$1,356,684	$5,124,081	$(4,854,036)	$1,626,729

Year Ended September 30, 2021
Allowances for returns and credit losses	$1,417,308	$3,906,776	$(3,967,400)	$1,356,684
__________________________________________________________

(1)Represents the provision for returns and credit losses.
(2)Represents reductions to the returns allowance and accounts receivable written off during year, net of recoveries.