Form 10-Q
period 2023-12-31
Cencora, Inc.
filed 2024-01-31
CIK 1140859

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE QUARTERLY PERIOD ENDED December 31, 2023
OR
☐         TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE TRANSITION PERIOD FROM ___________ TO___________
Commission file number 1-16671

CENCORA, INC.
(Exact name of registrant as specified in its charter)

Delaware			23-3079390
(State or other jurisdiction of			(I.R.S. Employer
incorporation or organization)			Identification No.)
1 West First Avenue	Conshohocken,	PA	19428-1800
(Address of principal executive offices)			(Zip Code)
 (610) 727-7000
(Registrant’s telephone number, including area code)

 Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of exchange on which registered
Common stock, par value $0.01 per share	COR	New York Stock Exchange	(NYSE)
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

The number of shares of common stock of Cencora, Inc. outstanding as of January 29, 2024 was 199,481,993.

CENCORA, INC.

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS
This Quarterly Report on Form 10-Q contains “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended (the "Securities Exchange Act"). These forward-looking statements include, without limitation, statements regarding our financial position, business strategy and the plans and objectives of management for our future operations; anticipated trends and prospects in the industries in which our business operates; and new products, services and related strategies. These statements constitute projections, forecasts and forward-looking statements, and are not guarantees of performance. Such statements can be identified by the fact that they do not relate strictly to historical or current facts. When used in this Annual Report on Form 10-K, words such as “aim,” “anticipate,” “believe,” “can,” “continue,” “could,” “estimate,” “expect,” “intend,” “may,” “might,” “on track,” “opportunity,” “plan,” “possible,” “potential,” “predict,” “project,” “seek,” “should,” “strive,” “sustain,” “synergy,” “target,” “will,” “would” and similar expressions are intended to identify forward-looking statements, but the absence of these words does not mean that a statement is not forward-looking. These statements are based on management's current expectations and beliefs and are subject to uncertainty and changes in circumstances and speak only as of the date hereof. Although we believe that the assumptions underlying the forward-looking statements are reasonable, we can give no assurance that our expectations will be attained. Factors that could have a material adverse effect on our financial condition, liquidity, results of operations or future prospects or which could cause actual results to differ materially from our expectations include, but are not limited to:
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

PART I. FINANCIAL INFORMATION
ITEM I. Financial Statements (Unaudited)
CENCORA, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

(in thousands, except share and per share data)	December 31, 2023	September 30, 2023
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$2,872,351	$2,592,051
Accounts receivable, less allowances for returns and credit losses: $1,371,439 as of December 31, 2023 and $1,433,396 as of September 30, 2023	21,576,594	20,911,081
Inventories	18,652,240	17,454,768
Right to recover assets	1,242,978	1,314,857
Income tax receivable	21,591	77,120
Prepaid expenses and other	492,977	448,949
Total current assets	44,858,731	42,798,826

Property and equipment, net	2,117,283	2,135,171
Goodwill	9,660,542	9,574,117
Other intangible assets	4,376,431	4,431,783
Deferred income taxes	218,325	200,667
Other assets	3,458,985	3,418,182

TOTAL ASSETS	$64,690,297	$62,558,746

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$47,743,474	$45,836,037
Accrued expenses and other	2,437,219	2,353,817
Short-term debt	592,779	641,344
Total current liabilities	50,773,472	48,831,198

Long-term debt	4,185,944	4,146,113
Accrued income taxes	335,293	310,676
Deferred income taxes	1,690,785	1,657,944
Accrued litigation liability	4,731,945	5,061,795
Other liabilities	1,911,602	1,884,733
Commitments and contingencies (Note 10)

Stockholders’ equity:
Common stock, $0.01 par value - authorized, issued, and outstanding: 600,000,000 shares, 295,746,891 shares, and 199,461,864 shares as of December 31, 2023, respectively, and 600,000,000 shares, 294,822,962 shares, and 200,814,804 shares as of September 30, 2023, respectively	2,957	2,948
Additional paid-in capital	5,917,058	5,844,578
Retained earnings	4,819,997	4,324,187
Accumulated other comprehensive loss	(1,136,485)	(1,402,607)
Treasury stock, at cost: 96,285,027 shares as of December 31, 2023 and 94,008,158 shares as of September 30, 2023	(8,691,824)	(8,247,103)
Total Cencora, Inc. stockholders' equity	911,703	522,003
Noncontrolling interests	149,553	144,284
Total stockholders' equity	1,061,256	666,287

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$64,690,297	$62,558,746

See notes to consolidated financial statements.

CENCORA, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Three months ended December 31,
(in thousands, except per share data)	2023	2022
Revenue	$72,252,833	$62,846,832
Cost of goods sold	69,784,021	60,700,879
Gross profit	2,468,812	2,145,953
Operating expenses:
Distribution, selling, and administrative	1,398,747	1,290,928
Depreciation	104,178	99,542
Amortization	166,425	72,398
Litigation and opioid-related (credit) expenses	(78,917)	12,706
Acquisition-related deal and integration expenses	21,063	20,996
Restructuring and other expenses	34,441	16,240
Operating income	822,875	633,143
Other income, net	(1,087)	(6,328)
Interest expense, net	40,564	46,016
Income before income taxes	783,398	593,455
Income tax expense	180,390	117,285
Net income	603,008	476,170
Net (income) loss attributable to noncontrolling interests	(1,508)	3,575
Net income attributable to Cencora, Inc.	$601,500	$479,745

Earnings per share:
Basic	$3.01	$2.35
Diluted	$2.98	$2.33

Weighted average common shares outstanding:
Basic	200,081	204,032
Diluted	201,837	206,327

Cash dividends declared per share of common stock	$0.510	$0.485

See notes to consolidated financial statements.

CENCORA, INC. AND SUBSIDIARIES
 CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited)

	Three months ended December 31,
(in thousands)	2023	2022
Net income	$603,008	$476,170
Other comprehensive income
Foreign currency translation adjustments	271,522	396,074
Other, net	(88)	(2,709)
Total other comprehensive income	271,434	393,365
Total comprehensive income	874,442	869,535
Comprehensive (income) loss attributable to noncontrolling interests	(6,820)	29,262
Comprehensive income attributable to Cencora, Inc.	$867,622	$898,797

See notes to consolidated financial statements.

CENCORA, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
(Unaudited)

(in thousands, except per share data)	Common Stock	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Treasury Stock	Noncontrolling Interests	Total
September 30, 2023	$2,948	$5,844,578	$4,324,187	$(1,402,607)	$(8,247,103)	$144,284	$666,287
Net income	—	—	601,500	—	—	1,508	603,008
Other comprehensive income	—	—	—	266,122	—	5,312	271,434
Cash dividends, $0.510 per share	—	—	(105,690)	—	—	—	(105,690)
Exercises of stock options	1	10,925	—	—	—	—	10,926
Share-based compensation expense	—	63,076	—	—	—	—	63,076
Purchases of common stock	—	—	—	—	(388,473)	—	(388,473)
Employee tax withholdings related to restricted share vesting	—	—	—	—	(56,248)	—	(56,248)
Other, net	8	(1,521)	—	—	—	(1,551)	(3,064)
December 31, 2023	$2,957	$5,917,058	$4,819,997	$(1,136,485)	$(8,691,824)	$149,553	$1,061,256

(in thousands, except per share data)	Common Stock	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Treasury Stock	Noncontrolling Interests	Total
September 30, 2022	$2,927	$5,658,733	$2,977,646	$(1,830,970)	$(7,019,895)	$282,832	$71,273
Net income (loss)	—	—	479,745	—	—	(3,575)	476,170
Other comprehensive income (loss)	—	—	—	419,052	—	(25,687)	393,365
Cash dividends, $0.485 per share	—	—	(99,713)	—	—	—	(99,713)
Exercises of stock options	3	21,860	—	—	—	—	21,863
Share-based compensation expense	—	55,633	—	—	—	—	55,633
Purchases of common stock	—	—	—	—	(778,827)	—	(778,827)
Employee tax withholdings related to restricted share vesting	—	—	—	—	(65,217)	—	(65,217)
Other, net	12	880	—	—	—	(1,880)	(988)
December 31, 2022	$2,942	$5,737,106	$3,357,678	$(1,411,918)	$(7,863,939)	$251,690	$73,559

See notes to consolidated financial statements.

CENCORA, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Three months ended December 31,
(in thousands)	2023	2022
OPERATING ACTIVITIES
Net income	$603,008	$476,170
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation, including amounts charged to cost of goods sold	110,109	100,332
Amortization, including amounts charged to interest expense	168,336	75,080
Provision (benefit) for credit losses	15,798	(1,486)
Provision (benefit) for deferred income taxes	3,430	(12,326)
Share-based compensation expense	63,076	55,633
LIFO (credit) expense	(48,445)	25,050
Turkey highly inflationary impact	16,919	3,986
Loss on remeasurement of equity investment	10,201	—
Other, net	(2,910)	(3,322)
Changes in operating assets and liabilities, excluding the effects of acquisitions:
Accounts receivable	(504,086)	(59,872)
Inventories	(1,095,530)	(1,178,035)
Income taxes receivable	55,529	87,394
Prepaid expenses and other assets	16,296	(7,421)
Accounts payable	1,765,103	1,381,079
Accrued expenses	(238,967)	(233,640)
Income taxes payable and other liabilities	39,464	521
Long-term accrued litigation liability	(92,174)	937
NET CASH PROVIDED BY OPERATING ACTIVITIES	885,157	710,080
INVESTING ACTIVITIES
Capital expenditures	(74,217)	(75,727)
Prefunded business acquisition	—	(1,438,124)
Other, net	8,417	2,693
NET CASH USED IN INVESTING ACTIVITIES	(65,800)	(1,511,158)
FINANCING ACTIVITIES
Loan borrowings	90,068	54,960
Loan repayments	(83,638)	(52,756)
Borrowings under revolving and securitization credit facilities	11,171,677	1,882,229
Repayments under revolving and securitization credit facilities	(11,188,576)	(1,894,951)
Purchases of common stock	(385,533)	(807,214)
Exercises of stock options	10,926	21,863
Cash dividends on common stock	(105,690)	(99,713)
Employee tax withholdings related to restricted share vesting	(56,248)	(65,217)
Other, net	(4,655)	(3,145)
NET CASH USED IN FINANCING ACTIVITIES	(551,669)	(963,944)
EFFECT OF EXCHANGE RATE CHANGES ON CASH, CASH EQUIVALENTS, AND RESTRICTED CASH	15,544	84,140
INCREASE (DECREASE) IN CASH, CASH EQUIVALENTS, AND RESTRICTED CASH	283,232	(1,680,882)
Cash, cash equivalents, and restricted cash at beginning of period	2,752,889	3,593,539
CASH, CASH EQUIVALENTS, AND RESTRICTED CASH AT END OF PERIOD	$3,036,121	$1,912,657

See notes to consolidated financial statements.

CENCORA, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Note 1.  Summary of Significant Accounting Policies
Basis of Presentation
The accompanying financial statements present the consolidated financial position, results of operations, and cash flows of Cencora, Inc. and its subsidiaries, including less-than-wholly-owned subsidiaries in which Cencora, Inc. has a controlling financial interest (the "Company"), as of the dates and for the periods indicated. All significant intercompany accounts and transactions have been eliminated in consolidation.
The accompanying unaudited consolidated financial statements have been prepared in conformity with U.S. generally accepted accounting principles ("GAAP") for interim financial information and in accordance with the instructions to Form 10-Q, and Rule 10-01 of Regulation S-X. In the opinion of management, all adjustments (consisting only of normal recurring accruals, except as otherwise disclosed herein) considered necessary to present fairly the financial position as of December 31, 2023 and the results of operations and cash flows for the interim periods ended December 31, 2023 and 2022 have been included. Certain information and disclosures normally included in financial statements presented in accordance with U.S. GAAP, but which are not required for interim reporting purposes, have been omitted. The accompanying unaudited consolidated financial statements should be read in conjunction with the financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the fiscal year ended September 30, 2023.
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
The following represents a reconciliation of cash and cash equivalents in the Consolidated Balance Sheets to cash, cash equivalents, and restricted cash used in the Consolidated Statements of Cash Flows:

(amounts in thousands)	December 31, 2023	September 30, 2023	December 31, 2022	September 30, 2022
	(unaudited)		(unaudited)
Cash and cash equivalents	$2,872,351	$2,592,051	$1,692,205	$3,388,189
Restricted cash (included in Prepaid Expenses and Other)	99,796	97,722	159,599	144,980
Restricted cash (included in Other Assets)	63,974	63,116	60,853	60,370
Cash, cash equivalents, and restricted cash	$3,036,121	$2,752,889	$1,912,657	$3,593,539
Recently Adopted Accounting Pronouncements
As of December 31, 2023, there were no recently-adopted accounting standards that had a material impact on the Company’s financial position, results of operations, cash flows, or notes to the financial statements upon their adoption.
Recently Issued Accounting Pronouncements Not Yet Adopted
In November 2023, the Financial Accounting Standards Board ("FASB") issued ASU No. 2023-07, "Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures ("ASU 2023-07")." ASU 2023-07 requires public entities to disclose significant segment expenses on an annual and interim basis and to provide in interim periods all disclosures about a reportable segment's profit or loss that are currently required annually. ASU 2023-07 is effective for annual periods beginning after December 15, 2023 and interim periods beginning after December 15, 2024. Early adoption is permitted. The guidance should be applied retrospectively to all periods presented in the financial statements. The Company is currently evaluating the impact of adopting this new accounting guidance.

In December 2023, the FASB issued ASU No. 2023-09, "Income Taxes (Topic 740): Improvements to Income Tax Disclosures ("ASU 2023-09")." ASU 2023-09 requires entities to provide additional information in their tax rate reconciliation and additional disclosures about income taxes paid by jurisdiction. ASU 2023-09 is effective for annual reporting periods beginning after December 15, 2024, with early adoption permitted. The guidance should be applied prospectively, but entities have the option to apply it retrospectively for each period presented. The Company is currently evaluating the impact of adopting this new accounting guidance.
Note 2. Acquisition
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
The Company completed the purchase price allocations as of December 31, 2023. The purchase price was allocated to the underlying assets acquired, including $37.4 million of cash and cash equivalents, and liabilities assumed based upon their estimated fair values as of the date of the acquisition.
The purchase price exceeded the estimated fair value of the net tangible and intangible assets acquired by $1,010.2 million, which was allocated to goodwill. Goodwill resulting from this acquisition is not deductible for income tax purposes.
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
The following assets and liabilities of Profarma are included in the Company's Consolidated Balance Sheets:

(in thousands)	December 31, 2023	September 30, 2023
Cash and cash equivalents	$23,603	$33,256
Accounts receivables, net	254,013	253,419
Inventories	236,911	255,801
Prepaid expenses and other	68,481	63,327
Property and equipment, net	47,781	42,759
Other intangible assets	61,320	62,384
Other long-term assets	79,133	77,889
Total assets	$771,242	$788,835

Accounts payable	$262,178	$300,875
Accrued expenses and other	61,905	56,280
Short-term debt	45,460	73,650
Long-term debt	113,029	74,132
Deferred income taxes	20,630	22,701
Other long-term liabilities	55,595	54,691
Total liabilities	$558,797	$582,329
Profarma's assets can only be used to settle its obligations, and its creditors do not have recourse to the general credit of the Company.
Note 4.  Income Taxes
The Company files income tax returns in U.S. federal, state, and various foreign jurisdictions. As of December 31, 2023, the Company had unrecognized tax benefits, defined as the aggregate tax effect of differences between tax return positions and the benefits recognized in the Company’s financial statements, of $564.9 million ($491.1 million, net of federal benefit). If recognized, $475.8 million of these tax benefits would have reduced income tax expense and the effective tax rate. Included in this amount is $28.8 million of interest and penalties, which the Company records in Income Tax Expense in the Company's Consolidated Statements of Operations. In the three months ended December 31, 2023, unrecognized tax benefits increased by $13.0 million. Over the next 12 months, tax authority audit resolutions and the expiration of statutes of limitations are not expected to materially impact unrecognized tax benefits.
The Company's effective tax rates were 23.0% and 19.8% for the three months ended December 31, 2023 and 2022, respectively. The effective tax rate for the three months ended December 31, 2023 was higher than the U.S. statutory rate primarily due to U.S. state income taxes and a discrete tax expense, offset in part by the benefit of non-U.S. income taxed at rates lower than the U.S. statutory rate, as well as tax benefits associated with the vesting of restricted stock units and stock option exercises. The effective tax rate for the three months ended December 31, 2022 was lower than the U.S. statutory rate primarily due to the benefit of non-U.S. income taxed at rates lower than the U.S. statutory rate, as well as tax benefits associated with the vesting of restricted stock units and stock option exercises, offset in part by U.S. state income taxes.

Note 5.  Goodwill and Other Intangible Assets
The following is a summary of the changes in the carrying value of goodwill, by reportable segment, for the three months ended December 31, 2023:

(in thousands)	U. S. Healthcare Solutions	International Healthcare Solutions	Total
Goodwill as of September 30, 2023	$6,282,417	$3,291,700	$9,574,117
Purchase accounting adjustments	—	(12,904)	(12,904)
Foreign currency translation	1,741	97,588	99,329
Goodwill as of December 31, 2023	$6,284,158	$3,376,384	$9,660,542
The following is a summary of other intangible assets:

	December 31, 2023				September 30, 2023
(in thousands)	Weighted Average Remaining Useful Life	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Indefinite-lived trade names		$17,000	$—	$17,000	$17,000	$—	$17,000
Finite-lived:
Customer relationships	14 years	4,963,373	(1,301,747)	3,661,626	4,845,091	(1,213,200)	3,631,891
Trade names and other	4 years	1,239,785	(541,980)	697,805	1,224,795	(441,903)	782,892
Total other intangible assets		$6,220,158	$(1,843,727)	$4,376,431	$6,086,886	$(1,655,103)	$4,431,783
Amortization expense for finite-lived intangible assets was $166.4 million and $72.4 million in the three months ended December 31, 2023 and 2022, respectively. Amortization expense for finite-lived intangible assets is estimated to be $675.8 million in fiscal 2024, $516.1 million in fiscal 2025, $356.4 million in fiscal 2026, $298.9 million in fiscal 2027, $288.4 million in fiscal 2028, and $2,390.2 million thereafter.

Note 6.  Debt
Debt consisted of the following:

(in thousands)	December 31, 2023	September 30, 2023
Multi-currency revolving credit facility due 2028	$—	$—
Receivables securitization facility due 2025	350,000	350,000
Revolving credit note	—	—
Overdraft facility due 2024 (£10,000)	—	—
Money market facility	—	—
$500,000, 3.400% senior notes due 2024	499,797	499,677
$500,000, 3.250% senior notes due 2025	499,197	499,026
$750,000, 3.450% senior notes due 2027	746,674	746,464
$500,000, 2.800% senior notes due 2030	496,111	495,959
$1,000,000, 2.700% senior notes due 2031	991,880	991,600
$500,000, 4.250% senior notes due 2045	495,432	495,378
$500,000, 4.300% senior notes due 2047	493,621	493,554
Alliance Healthcare debt	47,522	68,017
Nonrecourse debt	158,489	147,782
Total debt	4,778,723	4,787,457
Less Cencora, Inc. current portion	499,797	499,677
Less Alliance Healthcare current portion	47,522	68,017
Less nonrecourse current portion	45,460	73,650
Total, net of current portion	$4,185,944	$4,146,113
Multi-Currency Revolving Credit Facility
    The Company has a $2.4 billion multi-currency senior unsecured revolving credit facility ("Multi-Currency Revolving Credit Facility") with a syndicate of lenders, which is scheduled to expire in October 2028. Interest on borrowings under the Multi-Currency Revolving Credit Facility accrues at specified rates based upon the Company’s debt rating. The Company also pays facility fees to maintain the availability under the Multi-Currency Revolving Credit Facility at specified rates based on its debt rating. The Company may choose to repay or reduce its commitments under the Multi-Currency Revolving Credit Facility at any time. The Multi-Currency Revolving Credit Facility contains covenants, including compliance with a financial leverage ratio test, as well as others that impose limitations on, among other things, indebtedness of subsidiaries and asset sales, with which the Company was compliant as of December 31, 2023.
Commercial Paper Program
    The Company has a commercial paper program whereby it may from time to time issue short-term promissory notes in an aggregate amount of up to $2.4 billion at any one time. Amounts available under the program may be borrowed, repaid, and re-borrowed from time to time. The maturities on the notes will vary, but may not exceed 365 days from the date of issuance. The notes will bear interest, if interest bearing, or will be sold at a discount from their face amounts. The commercial paper program does not increase the Company’s borrowing capacity as it is fully backed by the Company’s Multi-Currency Revolving Credit Facility. There were no borrowings outstanding under the commercial paper program as of December 31, 2023.
Receivables Securitization Facility
The Company has a $1,450 million receivables securitization facility ("Receivables Securitization Facility"), which is scheduled to expire in October 2025. The Company has available to it an accordion feature whereby the commitment on the Receivables Securitization Facility may be increased by up to $250 million, subject to lender approval, for seasonal needs during the December and March quarters. Interest rates are based on prevailing market rates for short-term commercial paper or 30-day Term SOFR, plus a program fee. The Company pays a customary unused fee at prevailing market rates, annually, to maintain the availability under the Receivables Securitization Facility. The Receivables Securitization Facility contains similar covenants to the Multi-Currency Revolving Credit Facility, with which the Company was compliant as of December 31, 2023.

Revolving Credit Note, Overdraft Facility, and Money Market Facility
    The Company has an uncommitted, unsecured line of credit available to it pursuant to a revolving credit note ("Revolving Credit Note"). The Revolving Credit Note provides the Company with the ability to request short-term unsecured revolving credit loans from time to time in a principal amount not to exceed $75 million. The Revolving Credit Note may be decreased or terminated by the bank or the Company at any time without prior notice. The Company also has a £10 million uncommitted U.K. overdraft facility ("Overdraft Facility"), which expires in February 2024, to fund short-term normal trading cycle fluctuations related to its MWI Animal Health business. The Company has an uncommitted, unsecured line of credit available to it pursuant to a money market credit agreement ("Money Market Facility"). The Money Market Facility provides the Company with the ability to request short-term, unsecured revolving credit loans from time to time in a principal amount not to exceed $100 million. The Money Market Facility may be decreased or terminated by the bank or the Company at any time without prior notice.
Alliance Healthcare Debt
Alliance Healthcare debt is comprised of uncommitted revolving credit facilities in various currencies with various rates. A vast majority of the outstanding borrowings as of December 31, 2023 were held in Turkey. These facilities are used to fund its working capital needs.
Nonrecourse Debt
Nonrecourse debt is comprised of short-term and long-term debt belonging to the Brazil subsidiary and is repaid solely from the Brazil subsidiary's cash flows and such debt agreements provide that the repayment of the loans (and interest thereon) is secured solely by the capital stock, physical assets, contracts, and cash flows of the Brazil subsidiary.
Note 7.  Stockholders’ Equity and Earnings per Share
In March 2023, the Company's Board of Directors authorized a share repurchase program allowing the Company to purchase up to $1.0 billion of its outstanding shares of common stock, subject to market conditions. During the three months ended December 31, 2023, the Company purchased 2.0 million shares of its common stock for a total of $385.5 million, including 1.3 million shares from Walgreens Boots Alliance, Inc. ("WBA") for $250.0 million. As of December 31, 2023, the Company had $423.5 million of availability under this program.
    Basic earnings per share is computed by dividing net income attributable to Cencora, Inc. by the weighted average number of shares of common stock outstanding during the periods presented. Diluted earnings per share is computed by dividing net income attributable to Cencora, Inc. by the weighted average number of shares of common stock outstanding, plus the dilutive effect of restricted stock units and stock options during the periods presented.
    The following illustrates the components of diluted weighted average shares outstanding for the periods indicated:

	Three months ended December 31,
(in thousands)	2023	2022
Weighted average common shares outstanding - basic	200,081	204,032
Dilutive effect of restricted stock units and stock options	1,756	2,295
Weighted average common shares outstanding - diluted	201,837	206,327
The potentially dilutive restricted stock units and stock options that were antidilutive for the three months ended December 31, 2023 and 2022 were 320 thousand and 370 thousand, respectively.
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
Revenue from the various agreements and arrangements with WBA was $18.1 billion and $16.2 billion in the three months ended December 31, 2023 and 2022, respectively. The Company’s receivable from WBA, net of incentives, was $7.5 billion and $8.1 billion as of December 31, 2023 and September 30, 2023, respectively.
Note 9. Restructuring and Other Expenses
    The following illustrates the expenses incurred by the Company for Restructuring and Other Expenses for the periods indicated:

	Three months ended December 31,
(in thousands)	2023	2022
Restructuring and employee severance costs	$11,294	$3,320
Business transformation efforts	24,722	12,920
Other, net	(1,575)	—
Total restructuring and other expenses	$34,441	$16,240
Restructuring and employee severance costs in the three months ended December 31, 2023 primarily included expenses incurred related to facility closures in connection with the Company's office optimization plan and workforce reductions in both of its reportable segments.
Business transformation efforts in the three months ended December 31, 2023 and 2022 included rebranding costs associated with the Company's name change to Cencora and non-recurring expenses related to significant strategic initiatives to improve operational efficiency, including certain technology initiatives. The majority of these costs related to services provided by third-party consultants.
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
Starting in December 2017, more than 2,000 cases were transferred to Multidistrict Litigation ("MDL") proceedings before the United States District Court for the Northern District of Ohio (the "MDL Court"). Since then, several cases filed by government and tribal plaintiffs that were selected as bellwether cases in the MDL have been resolved through trial or settlement. Following trial in two consolidated cases in West Virginia federal court, the court entered judgment in favor of the defendants, including the Company. The plaintiffs filed an appeal of the court’s decision on August 2, 2022, which remains pending. The MDL Court recently selected four cases filed by third-party payors to serve as additional litigation bellwethers. Those four cases will now commence discovery in the MDL and later will be remanded to their original jurisdictions for trial.
On July 21, 2021, the Company announced that it and the two other national pharmaceutical distributors had negotiated a Distributor Settlement Agreement that, if all conditions were satisfied, would result in the resolution of a substantial majority of opioid lawsuits filed by state and local governmental entities. The Distributor Settlement Agreement became effective on April 2, 2022, and as of September 30, 2023, it included 48 of 49 eligible states (the "Settling States"), as well as 99% by population of the eligible political subdivisions in the Settling States. Pursuant to the Distributor Settlement Agreement and related agreements with Settling States, the Company will pay up to approximately $6.4 billion over 18 years and comply with other requirements, including establishment of a clearinghouse that will consolidate data from all three national distributors. The exact payment amount will depend on several factors, including the extent to which states take action to foreclose opioid lawsuits by subdivisions (e.g., laws barring opioid lawsuits by subdivisions). West Virginia and its subdivisions and Native American tribes are not a part of the Distributor Settlement Agreement, and the Company has reached separate agreements with those groups. The State of Alabama did not participate in the Distributor Settlement Agreement and has a case pending against the Company (and another national distributor) in Alabama state court, which was scheduled to begin trial on February 26, 2024. On November 29, 2023, the Company and another national distributor reached an agreement in principle with the State of Alabama and all its participating subdivisions to resolve opioid-related claims. Pursuant to the agreement in principle, the two distributors will pay approximately $245 million, including attorneys’ fees and costs, to the State of Alabama and its participating subdivisions. The Company’s 50% share of the $245 million settlement amount is a component of its overall $5.4 billion total liability accrual. The agreement in principle is subject to certain contingencies, including subdivision participation. Subject to those contingencies, claims brought by Alabama and its participating subdivisions will be dismissed with prejudice as to the Company and the other distributor defendant. The Court has temporarily suspended all deadlines in the case from January 1, 2024 through February 27, 2024, including the trial.
The Company’s accrued litigation liability related to the Distributor Settlement Agreement, the State of Alabama, and non-participating government subdivisions (with whom the Company has not reached a settlement agreement), as well as other opioid-related litigation for which it has reached settlement agreements, as described above, was $5.4 billion as of December 31, 2023 and $5.5 billion as of September 30, 2023. The Company currently estimates that $645.2 million will be paid prior to December 31, 2024, which is recorded in Accrued Expenses and Other on the Company’s Consolidated Balance Sheet. This short-term liability includes the Company’s commitment, which it made in December 2023, to prepay the net present value of a future obligation as permitted under its settlement agreements. This commitment, which was paid in January 2024, resulted in a $0.1 billion reduction of its accrued litigation liability. The remaining long-term liability of $4.7 billion is recorded in Accrued Litigation Liability on the Company's Consolidated Balance Sheet. While the Company has accrued its estimated liability for opioid litigation, it is unable to estimate the range of possible loss associated with the matters that are not included in the accrual. Because loss contingencies are inherently unpredictable and unfavorable developments or resolutions can occur, the assessment is highly subjective and requires judgments about future events. The Company regularly reviews opioid litigation matters to determine whether its accrual is adequate. The amount of ultimate loss may differ materially from the amount accrued to date. Until such time as otherwise resolved, the Company will continue to litigate and prepare for trial and to vigorously defend itself in all such matters. Since these matters are still developing, the Company is unable to predict the outcome, but the result of these lawsuits could include excessive monetary verdicts and/or injunctive relief that may affect the Company’s operations.
Additional lawsuits regarding the distribution of prescription opioid pain medications are ongoing in cases filed by a variety of types of plaintiffs. In Alabama, a jury trial is scheduled to begin on July 8, 2024 in a case that involves up to eight plaintiff hospitals. In Maryland, a trial is scheduled for September 16, 2024 in a case filed by the Mayor and City Council of Baltimore. Additional litigation is anticipated in cases filed by subdivisions that are not participating in the Distributor Settlement Agreement, as well as in cases filed by non-governmental or non-political entities, including hospitals, third-party payors, and individuals, among others. The Company is vigorously defending itself in the pending lawsuits and intends to vigorously defend itself against any threatened lawsuits or enforcement proceedings.
Since July 2017, the Company has received subpoenas from several U.S. Attorney’s Offices, including grand jury subpoenas from the U.S. Attorney's Office for the District of New Jersey ("USAO-NJ") and the U.S. Attorney's Office for the Eastern District of New York ("USAO-EDNY"). Those subpoenas requested the production of a broad range of documents pertaining to the Company’s distribution of controlled substances through its various subsidiaries, including ABDC, and its diversion control programs. The Company produced documents in response to the subpoenas and engaged in discussions with the various U.S. Attorney’s Offices, including the Health Care and Government Fraud Unit of the Criminal Division of the USAO-NJ, the U.S. Department of Justice Consumer Protection Branch and the U.S. Drug Enforcement Administration, in an attempt to resolve these matters. On December 29, 2022, the Department of Justice filed a civil Complaint against the Company, ABDC, and Integrated Commercialization Services, LLC ("ICS"), a subsidiary of the Company, alleging violations of the Controlled Substances Act. Specifically, the Complaint alleges that the Company negligently failed to report suspicious orders to the Drug Enforcement Administration. In the Complaint, the Department of Justice seeks civil penalties and injunctive relief. This Complaint relates to the aforementioned and previously-disclosed investigations. On March 30, 2023, the Company filed a motion to dismiss the Complaint in its entirety on behalf of itself, ABDC, and ICS. On November 6, 2023, the United States District Court for the Eastern District of Pennsylvania granted in part and denied in part the motion, dismissing with prejudice all claims for civil penalties for Defendants’ alleged violations of the suspicious order reporting requirement prior to October 24, 2018, but otherwise denying the motion. On December 18, 2023, the Company, ABDC and ICS filed an Answer and Affirmative Defenses to the Complaint. On January 23, 2024, the Court entered a Scheduling Order setting the fact discovery deadline as January 9, 2026 and the expert discovery deadline as September 18, 2026. The Company denies the allegations in the Complaint and intends to defend itself vigorously in the litigation.
Shareholder Securities Litigation
On October 11, 2019, Teamsters Local 443 Health Services & Insurance Plan, St. Paul Electrical Construction Pension Plan, St. Paul Electrical Construction Workers Supplemental Pension Plan (2014 Restatement), Retirement Medical Funding Plan for the St. Paul Electrical Workers, and San Antonio Fire & Police Pension Fund filed a complaint for a purported derivative action in the Delaware Court of Chancery against the Company and certain of its current and former officers and directors (collectively, “Defendants”). The complaint alleges that the Defendants breached their fiduciary duties by failing to oversee the compliance by certain of the Company’s subsidiaries (including the Company’s former subsidiary Medical Initiatives, Inc. ("MII")) with federal regulations, allegedly resulting in the payment of fines and penalties in connection with the settlements with the USAO-EDNY in fiscal 2017 and 2018 that resolved claims arising from MII's pre-filled syringe program. In December 2019, Defendants filed a motion to dismiss the complaint. After briefing and oral argument, on August 24, 2020 the Delaware Court of Chancery denied Defendants' motion to dismiss. On September 24, 2020, the Company's Board of Directors established a Special Litigation Committee to conduct an investigation concerning the plaintiffs’ allegations, and on November 10, 2020, the Delaware Court of Chancery granted the Special Litigation Committee’s motion to stay the litigation pending its investigation. On September 22, 2021, the Special Litigation Committee filed its report under seal and moved to dismiss the case. The Delaware Court of Chancery granted the Special Litigation Committee's motion to dismiss on November 17, 2023, and entered an Order and Final Judgement on December 8, 2023. On January 5, 2024, the plaintiffs filed a notice of appeal to the Delaware Supreme Court from the Delaware Court of Chancery's November 17, 2023 decision granting the motion to dismiss and December 8, 2023 Order and Final Judgement.
On December 30, 2021, Lebanon County Employees' Retirement Fund and Teamsters Local 443 Health Services & Insurance Plan filed a complaint for a purported derivative action in the Delaware Court of Chancery against the Company and certain of its current officers and directors. The complaint alleges claims for breach of fiduciary duty allegedly arising from the Board’s and certain officers' oversight of the Company’s controlled substance diversion control programs. The defendants moved to dismiss the complaint on March 29, 2022. On December 22, 2022, the Delaware Court of Chancery granted the motion to dismiss. On January 9, 2023, the Plaintiffs filed a Motion for Relief from Judgment and Order Pursuant to Rule 60(b) from the Delaware Chancery Court’s judgment. On January 20, 2023, the Plaintiffs also appealed the ruling to the Delaware Supreme Court. On March 21, 2023 the Delaware Court of Chancery denied the Plaintiffs' Motion for Relief from Judgement and Order Pursuant to Rule 60(b). On December 18, 2023, the Delaware Supreme Court reversed the dismissal and remanded the case to the Delaware Court of Chancery for further proceedings. On January 12, 2024, the Company's Board of Directors established a Special Litigation Committee ("SLC") and delegated to the SLC the Board's full authority with respect to the litigation.
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
Note 11. Antitrust Settlements
Numerous lawsuits have been filed against certain brand pharmaceutical manufacturers alleging that the manufacturer, by itself or in concert with others, took improper actions to delay or prevent generic drugs from entering the market. These lawsuits are generally brought as class actions. The Company has not been named as a plaintiff in these lawsuits, but has been a member of the direct purchasers' class (i.e., those purchasers who purchase directly from these pharmaceutical manufacturers). None of the lawsuits has gone to trial, but some have settled in the past with the Company receiving proceeds from the settlement funds. The Company recognized gains related to these lawsuits of $48.2 million and $49.9 million in the three months ended December 31, 2023 and 2022, respectively. These gains, which are net of attorney fees and estimated payments due to other parties, were recorded as reductions to cost of goods sold in the Company’s Consolidated Statements of Operations.
Note 12.  Fair Value of Financial Instruments
The recorded amounts of the Company's cash and cash equivalents, accounts receivable, and accounts payable as of December 31, 2023 and September 30, 2023 approximate fair value based upon the relatively short-term nature of these financial instruments. Within Cash and Cash Equivalents, the Company had $1,386.0 million investments in money market accounts as of December 31, 2023 and had $1,489.0 million of investments in money market accounts as of September 30, 2023. The fair value of the money market accounts was determined based upon unadjusted quoted prices in active markets for identical assets, otherwise known as Level 1 inputs.
The recorded amount of long-term debt (see Note 6) and the corresponding fair value as of December 31, 2023 were $4,185.9 million and $3,856.5 million, respectively. The recorded amount of long-term debt and the corresponding fair value as of September 30, 2023 were $4,146.1 million and $3,572.6 million, respectively. The fair value of long-term debt was determined based upon inputs other than quoted prices, otherwise known as Level 2 inputs.

Note 13.  Business Segment Information
    The Company is organized geographically based upon the products and services it provides to its customers and reports its results under two reportable segments: U.S. Healthcare Solutions and International Healthcare Solutions.
The following illustrates reportable and operating segment disaggregated revenue as required by Accounting Standards Codification 606, "Revenue from Contracts with Customer," for the periods indicated:

	Three months ended December 31,
(in thousands)	2023	2022
U.S. Healthcare Solutions:
Human Health	$63,898,165	$55,076,613
Animal Health	1,285,637	1,159,966
Total U.S. Healthcare Solutions	65,183,802	56,236,579
International Healthcare Solutions:
Alliance Healthcare	5,725,564	5,460,691
Other Healthcare Solutions	1,344,663	1,150,587
Total International Healthcare Solutions	7,070,227	6,611,278
Intersegment eliminations	(1,196)	(1,025)
Revenue	$72,252,833	$62,846,832
The following illustrates reportable segment operating income information for the periods indicated:

	Three months ended December 31,
(in thousands)	2023	2022
U.S. Healthcare Solutions	$698,124	$572,416
International Healthcare Solutions	187,595	161,282
Total segment operating income	$885,719	$733,698
The following reconciles total segment operating income to income before income taxes for the periods indicated:

	Three months ended December 31,
(in thousands)	2023	2022
Total segment operating income	$885,719	$733,698
Gains from antitrust litigation settlements	48,248	49,899
LIFO credit (expense)	48,445	(25,050)
Turkey highly inflationary impact	(17,226)	(3,584)
Acquisition-related intangibles amortization	(165,724)	(71,878)
Litigation and opioid-related credit (expenses)	78,917	(12,706)
Acquisition-related deal and integration expenses	(21,063)	(20,996)
Restructuring and other expenses	(34,441)	(16,240)
Operating income	822,875	633,143
Other income, net	(1,087)	(6,328)
Interest expense, net	40,564	46,016
Income before income taxes	$783,398	$593,455
Segment operating income is evaluated by the Chief Operating Decision Maker of the Company before gains from antitrust litigation settlements; LIFO credit (expense); Turkey highly inflationary impact; acquisition-related intangibles amortization; litigation and opioid-related credit (expenses); acquisition-related deal and integration expenses; and restructuring and other expenses. All corporate office expenses are allocated to the operating segment level.

Litigation and opioid-related credit in the three months ended December 31, 2023 includes a net $92.2 million opioid litigation settlement accrual reduction primarily as a result of the Company's commitment, which it made in December 2023, to prepay the net present value of a future obligation as permitted under its opioid settlement agreements.

ITEM 2.   Management’s Discussion and Analysis of Financial Condition and Results of Operations
Executive Summary
    This executive summary provides highlights from the results of operations that follow:
•Revenue increased by $9.4 billion, or 15.0%, from the prior year quarter primarily due to growth in our U.S. Healthcare Solutions segment. The U.S. Healthcare Solutions segment grew its revenue by $8.9 billion, or 15.9%, from the prior year quarter due to overall market growth primarily driven by unit volume growth, including increased sales of products labeled for diabetes and/or weight loss in the glucagon-like peptide-1, or "GLP-1," class, increased sales of specialty products to physician practices and health systems, and increased sales of COVID-19 vaccines. Revenue in International Healthcare Solutions increased by $458.9 million, or 6.9%, from the prior quarter primarily due to increased sales in our European distribution business, increased sales in our Canadian business, incremental revenue from our January 2023 acquisition of PharmaLex, and increased sales at our less-than-wholly-owned Brazil full-line distribution business. Our European distribution business' revenue in the current year quarter was negatively impacted by unfavorable foreign currency rates in comparison to the prior year quarter;
•Gross profit increased by $322.9 million, or 15.0%, from the prior year quarter primarily due to increases in gross profit in both reportable segments and a last-in, first-out ("LIFO") credit in the current year quarter in comparison to LIFO expense in the prior year quarter. U.S. Healthcare Solutions gross profit increased by $185.8 million, or 13.4%, from the prior year quarter due to increased sales. Gross profit in International Healthcare Solutions increased by $78.9 million, or 10.7%, from the prior year quarter due to the January 2023 acquisition of PharmaLex and increases in our global specialty logistics business, our less-than-wholly-owned Brazil full-line distribution business, our European distribution business, and our Canadian business;
•Total operating expenses increased by $133.1 million, or 8.8%, from the prior year quarter primarily as a result of increases in distribution, selling, and administrative expenses and amortization expense, offset in part by a litigation and opioid-related credit in the current year quarter in comparison to an expense in the prior year quarter;
•Total segment operating income increased by $152.0 million, or 20.7%, from the prior year quarter. Operating income increased by $125.7 million in the U.S. Healthcare Solutions segment and by $26.3 million in the International Healthcare Solutions segment; and
•Our effective tax rates were 23.0% and 19.8% for the three months ended December 31, 2023 and 2022, respectively. The effective tax rate for the three months ended December 31, 2023 was higher than the U.S. statutory rate primarily due to U.S. state income taxes and a discrete tax expense, offset in part by the benefit of non-U.S. income taxed at rates lower than the U.S. statutory rate, as well as tax benefits associated with the vesting of restricted stock units and stock option exercises. The effective tax rate for the three months ended December 31, 2022 was lower than the U.S. statutory rate primarily due to the benefit of non-U.S. income taxed at rates lower than the U.S. statutory rate, as well as tax benefits associated with the vesting of restricted stock units and stock option exercises, offset in part by U.S. state income taxes.

Results of Operations
Revenue

	Three months ended December 31,
(dollars in thousands)	2023	2022	Change
U.S. Healthcare Solutions:
Human Health	$63,898,165	$55,076,613	16.0%
Animal Health	1,285,637	1,159,966	10.8%
Total U.S. Healthcare Solutions	65,183,802	56,236,579	15.9%
International Healthcare Solutions:
Alliance Healthcare	5,725,564	5,460,691	4.9%
Other Healthcare Solutions	1,344,663	1,150,587	16.9%
Total International Healthcare Solutions	7,070,227	6,611,278	6.9%
Intersegment eliminations	(1,196)	(1,025)
Revenue	$72,252,833	$62,846,832	15.0%
Our future revenue growth will continue to be affected by various factors, such as industry growth trends, including drug utilization (e.g., products labeled for diabetes and/or weight loss in the GLP-1 class), the introduction of new, innovative brand therapies and vaccines, the likely increase in the number of generic drugs and biosimilars that will be available over the next few years as a result of the expiration of certain drug patents held by brand-name pharmaceutical manufacturers and the rate of conversion from brand products to those generic drugs and biosimilars, price inflation and price deflation, general economic conditions in the United States and Europe, currency exchange rates, competition within the industry, customer consolidation, changes in pharmaceutical manufacturer pricing and distribution policies and practices, increased downward pressure on government and other third-party reimbursement rates to our customers, and changes in government rules and regulations.
Revenue increased by $9.4 billion, or 15.0%, from the prior year quarter primarily due to growth in the U.S. Healthcare Solutions segment.
The U.S. Healthcare Solutions segment grew its revenue by $8.9 billion, or 15.9%, from the prior year quarter due to overall market growth primarily driven by unit volume growth, including increased sales of $2.1 billion of products labeled for diabetes and/or weight loss in the GLP-1 class, increased sales of specialty products to physician practices and health systems, and increased sales of COVID-19 vaccines. Sales, including GLP-1 products and COVID-19 vaccines, to our two largest customers increased by $3.2 billion in comparison to the prior year period.
International Healthcare Solutions' revenue increased by $458.9 million, or 6.9%, from the prior year quarter primarily due to increased sales in our European distribution business, increased sales in our Canadian business, incremental revenue from our January 2023 acquisition of PharmaLex, and increased sales at our less-than-wholly-owned Brazil full-line distribution business. Our European distribution business' revenue in the current year quarter was negatively impacted by unfavorable foreign currency rates in comparison to the prior year quarter.
A number of our contracts with customers, including group purchasing organizations, are typically subject to expiration each year. We may lose a significant customer if an existing contract with such customer expires without being extended, renewed, or replaced. During the three months ended December 31, 2023, no significant contracts expired. Over the next twelve months, there are no significant contracts scheduled to expire. Additionally, from time to time, significant contracts may be terminated in accordance with their terms or extended, renewed, or replaced prior to their expiration dates. If those contracts are extended, renewed, or replaced at less favorable terms, they may also negatively impact our revenue, results of operations, and cash flows.

Gross Profit

	Three months ended December 31,
(dollars in thousands)	2023	2022	Change
U.S. Healthcare Solutions	$1,571,950	$1,386,148	13.4%
International Healthcare Solutions	817,395	738,540	10.7%
Gains from antitrust litigation settlements	48,248	49,899
LIFO credit (expense)	48,445	(25,050)
Turkey highly inflationary impact	(17,226)	(3,584)
Gross profit	$2,468,812	$2,145,953	15.0%
    Gross profit increased by $322.9 million, or 15.0%, from the prior year quarter primarily due to increases in gross profit in both reportable segments and a LIFO credit in the current year quarter in comparison to LIFO expense in the prior year quarter.
U.S. Healthcare Solutions gross profit increased by $185.8 million, or 13.4%, from the prior year quarter primarily due to increased sales. As a percentage of revenue, U.S. Healthcare Solutions' gross profit margin was 2.41% in the current year quarter and represented a 5-basis point decline from the prior year quarter primarily due to higher sales of GLP-1 products, which have lower gross profit margins, offset in part by higher sales of COVID-19 vaccines, which have higher gross profit margins.
Gross profit in International Healthcare Solutions increased by $78.9 million, or 10.7%, from the prior year quarter due to the January 2023 acquisition of PharmaLex and increases in our global specialty logistics business, our less-than-wholly-owned Brazil full-line distribution business, our European distribution business, and our Canadian business.
We recognized gains from antitrust litigation settlements with pharmaceutical manufacturers of $48.2 million and $49.9 million in the three months ended December 31, 2023 and 2022, respectively. The gains were recorded as reductions to Cost of Goods Sold (see Note 11 of the Notes to Consolidated Financial Statements).
Our cost of goods sold for interim periods includes a LIFO provision that is recorded ratably on a quarterly basis and is based on our estimated annual LIFO provision. The annual LIFO provision, which we estimate on a quarterly basis, is affected by manufacturer pricing practices, which may be impacted by market and other external influences, expected changes in inventory quantities, and product mix, many of which are difficult to predict. Changes to any of the above factors may have a material impact on our annual LIFO provision. Based on estimates in our current fiscal year LIFO provision, the LIFO credit in the current year quarter in comparison to the LIFO expense in the prior year quarter was primarily driven by lower brand pharmaceutical inflation.
We recognized an expense in Cost of Goods Sold of $17.2 million and $3.6 million in the three months ended December 31, 2023 and 2022, respectively, related to the impact of Turkey highly inflationary accounting. These expenses were driven by the weakening of the Turkish Lira.
Operating Expenses

	Three months ended December 31,
(dollars in thousands)	2023	2022	Change
Distribution, selling, and administrative	$1,398,747	$1,290,928	8.4%
Depreciation and amortization	270,603	171,940	57.4%
Litigation and opioid-related (credit) expenses	(78,917)	12,706
Acquisition-related deal and integration expenses	21,063	20,996
Restructuring and other expenses	34,441	16,240
Total operating expenses	$1,645,937	$1,512,810	8.8%
Distribution, selling, and administrative expenses increased by $107.8 million, or 8.4%, compared to prior year quarter primarily to support revenue growth and due to an increase in bad debt expense of $17.3 million. As a percentage of revenue, distribution, selling, and administrative expenses was 1.94% in the current year quarter, which represented an 11-basis point decline compared to the prior year quarter as initiatives taken in fiscal 2023 improved operating efficiency across many of our businesses and administrative functions and the 15.0% revenue growth in the current fiscal quarter improved our operating leverage.
Depreciation expense increased 4.7% from the prior year quarter. Amortization expense increased 129.9% from the prior year quarter primarily due to accelerated amortization expense recorded in connection with the shortened useful lives of certain trade names resulting from our company name change and gradual transition away from other tradenames used, which were acquired through prior acquisitions.
Litigation and opioid-related credit in the three months ended December 31, 2023 included a net $92.2 million opioid litigation settlement accrual reduction primarily as a result of our commitment, which we made in December 2023, to prepay the net present value of a future obligation as permitted under our opioid settlement agreements and $13.3 million of legal fees in connection with opioid lawsuits and investigations. Litigation and opioid-related expenses in the three months ended December 31, 2022 included legal fees in connection with opioid lawsuits and investigations.
Acquisition-related deal and integration expenses in the three months ended December 31, 2023 primarily related to the continued integration of Alliance Healthcare and PharmaLex. Acquisition-related deal and integration expenses in the three months ended December 31, 2022 primarily related to the integration of Alliance Healthcare.
Restructuring and other expenses are comprised of the following for the periods indicated:

	Three months ended December 31,
(in thousands)	2023	2022
Restructuring and employee severance costs	$11,294	$3,320
Business transformation efforts	24,722	12,920
Other, net	(1,575)	—
Total restructuring and other expenses	$34,441	$16,240
Restructuring and employee severance costs in the three months ended December 31, 2023 primarily included expenses incurred related to facility closures in connection with our office optimization plan and workforce reductions in both of our reportable segments.
Business transformation efforts in the three months ended December 31, 2023 and 2022 included rebranding costs associated with our name change to Cencora and non-recurring expenses related to significant strategic initiatives to improve operational efficiency, including certain technology initiatives. The majority of these costs related to services provided by third-party consultants.
Operating Income

	Three months ended December 31,
(dollars in thousands)	2023	2022	Change
U.S. Healthcare Solutions	$698,124	$572,416	22.0%
International Healthcare Solutions	187,595	161,282	16.3%
Total segment operating income	885,719	733,698	20.7%

Gains from antitrust litigation settlements	48,248	49,899
LIFO credit (expense)	48,445	(25,050)
Turkey highly inflationary impact	(17,226)	(3,584)
Acquisition-related intangibles amortization	(165,724)	(71,878)
Litigation and opioid-related credit (expenses)	78,917	(12,706)
Acquisition-related deal and integration expenses	(21,063)	(20,996)
Restructuring and other expenses	(34,441)	(16,240)
Operating income	$822,875	$633,143	30.0%
U.S. Healthcare Solutions' operating income increased by $125.7 million, or 22.0%, from prior year quarter primarily due to the increase in gross profit, as noted above, and was offset in part by the increase in operating expenses. As a percentage of revenue, U.S. Healthcare Solutions' operating income margin was 1.07% in the current year quarter and represented a 5-basis point increase compared to the prior year quarter primarily due a decline in operating expense margin, as described above in the Operating Expenses section, offset in part by a decline in gross profit margin, as described above in the Gross Profit section.
International Healthcare Solutions' operating income increased by $26.3 million, or 16.3%, from the prior year quarter primarily due to our global specialty logistics business, the January 2023 acquisition of PharmaLex, and our Canadian business, offset in part by foreign currency pressure and higher information technology operating expenses in our European distribution business and the September 2023 divestiture of its less-than-wholly-owned subsidiary in Egypt, which was profitable in the prior year quarter.
Interest Expense, Net
Interest expense, net and the respective weighted average interest rates for the three months ended December 31, 2023 and 2022 are as follows:

	2023		2022
(dollars in thousands)	Amount	Weighted Average Interest Rate	Amount	Weighted Average Interest Rate
Interest expense	$58,616	3.73%	$60,806	3.21%
Interest income	(18,052)	5.15%	(14,790)	2.86%
Interest expense, net	$40,564		$46,016
Interest expense, net decreased by $5.5 million, or 11.8%, from prior year quarter due to the increase in interest income and a decrease in interest expense. The increase in interest income was primarily driven by higher investment interest rates in the current year quarter in comparison to the prior year quarter. The higher investment interest rates were offset in part by lower average investment cash balance in the current year quarter in comparison to the prior year quarter. Interest expense decreased primarily due to the September 2023 divestiture of our less-than-wholly-owned subsidiary in Egypt.
Income Tax Expense
Our effective tax rates were 23.0% and 19.8% for the three months ended December 31, 2023 and 2022, respectively. The effective tax rate for the three months ended December 31, 2023 was higher than the U.S. statutory rate primarily due to U.S. state income taxes and a discrete tax expense, offset in part by the benefit of non-U.S. income taxed at rates lower than the U.S. statutory rate, as well as tax benefits associated with the vesting of restricted stock units and stock option exercises. The effective tax rate for the three months ended December 31, 2022 was lower than the U.S. statutory rate primarily due to the benefit of non-U.S. income taxed at rates lower than the U.S. statutory rate, as well as tax benefits associated with the vesting of restricted stock units and stock option exercises, offset in part by U.S. state income taxes.
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
Cash Flows
As of December 31, 2023 and September 30, 2023, our cash and cash equivalents held by foreign subsidiaries were $907.9 million and $640.5 million, respectively. We have the ability to repatriate the majority of our cash and cash equivalents held by our foreign subsidiaries without incurring significant additional taxes upon repatriation.
We have increased seasonal needs related to our inventory build during the December and March quarters that, depending on our cash balance, may require the use of our credit facilities to fund short-term capital needs. Our cash balances in the three months ended December 31, 2023 and 2022 were supplemented by intra-period credit facility borrowings to cover short-term working capital needs. The largest amount of intra-period borrowings under our revolving and securitization credit facilities that was outstanding at any one time during the three months ended December 31, 2023 and 2022 was $575.0 million and $1,315.0 million, respectively. We had $11,120.6 million and $1,558.1 million of cumulative intra-period borrowings that were repaid under our credit facilities during the three months ended December 31, 2023 and 2022, respectively.

During the three months ended December 31, 2023, our operating activities provided cash of $885.2 million and was principally the result of the following:
•An increase in accounts payable of $1,765.1 million primarily due to the increase in our inventory balances and the timing of scheduled payments to our suppliers;
•Net income of $603.0 million; and
•Positive non-cash items of $336.5 million, which is primarily comprised of amortization expense of $168.3 million and depreciation expense of $110.1 million.
The cash provided by the above items was offset in part by the following:
•An increase in inventories of $1,095.5 million to support the increase in business volume and due to seasonal needs;
•An increase in accounts receivable of $504.1 million primarily due to an increase in sales and the timing of scheduled payments from our customers; and
•A decrease in accrued expenses of $239.0 million primarily due to the payment of accrual liabilities that were on our Consolidated Balance Sheet as of September 30, 2023.
During the three months ended December 31, 2022, our operating activities provided cash of $710.1 million and was principally the result of the following:
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

	Three months ended December 31,
	2023	2022
Days sales outstanding	28.0	27.5
Days inventory on hand	26.5	27.4
Days payable outstanding	59.5	59.4
Our cash flows from operating activities can vary significantly from period to period based upon fluctuations in our period-end working capital account balances. Additionally, any changes to payment terms with a significant customer or manufacturer supplier could have a material impact to our cash flows from operations. Operating cash flows during the three months ended December 31, 2023 included $65.6 million of interest payments and $62.4 million of income tax payments, net of refunds. Operating cash flows during the three months ended December 31, 2022 included $63.1 million of interest payments and $30.3 million of income tax payments, net of refunds.
Capital expenditures in the three months ended December 31, 2023 and 2022 were $74.2 million and $75.7 million, respectively. Significant capital expenditures in the three months ended December 31, 2023 and 2022 included investments in various technology initiatives, including technology investments at Alliance Healthcare.
We currently expect to invest approximately $500 million for capital expenditures during fiscal 2024. Larger 2024 capital expenditures will include investments relating to various technology initiatives, including technology investments at Alliance Healthcare.
In addition to capital expenditures, net cash used in investing activity in the three months ended December 31, 2022 included $1,438.1 million for the prefunding of our acquisition of PharmaLex.

Net cash used in financing activities in the three months ended December 31, 2023 principally resulted from $385.5 million purchases of our common stock and $105.7 million in cash dividends paid on our common stock. Net cash used in financing activities in the three months ended December 31, 2022 principally resulted from $807.2 million in purchases of common stock and $99.7 million in cash dividends paid on our common stock.
Debt and Credit Facility Availability
The following table illustrates our debt structure as of December 31, 2023, including availability under the multi-currency revolving credit facility, the receivables securitization facility, the revolving credit note, the money market facility, Alliance Healthcare debt, and the overdraft facility:

(in thousands)	Outstanding Balance	Additional Availability
Fixed-Rate Debt:
$500,000, 3.400% senior notes due 2024	$499,797	$—
$500,000, 3.250% senior notes due 2025	499,197	—
$750,000, 3.450% senior notes due 2027	746,674	—
$500,000, 2.800% senior notes due 2030	496,111	—
$1,000,000, 2.700% senior notes due 2031	991,880	—
$500,000, 4.250% senior notes due 2045	495,432	—
$500,000, 4.300% senior notes due 2047	493,621	—
Nonrecourse debt	55,854	—
Total fixed-rate debt	4,278,566	—

Variable-Rate Debt:
Multi-currency revolving credit facility due 2028	—	2,400,000
Receivables securitization facility due 2025	350,000	1,100,000
Revolving credit note	—	75,000
Overdraft facility due 2024 (£10,000)	—	12,731
Money market facility	—	100,000
Alliance Healthcare debt	47,522	583,109
Nonrecourse debt	102,635	—
Total variable-rate debt	500,157	4,270,840
Total debt	$4,778,723	$4,270,840
We have a $2.4 billion multi-currency senior unsecured revolving credit facility ("Multi-Currency Revolving Credit Facility") with a syndicate of lenders, which is scheduled to expire in October 2028. Interest on borrowings under the Multi-Currency Revolving Credit Facility accrues at specified rates based on our debt rating. We also pay facility fees to maintain the availability under the Multi-Currency Revolving Credit Facility at specified rates based on our debt rating. We may choose to repay or reduce our commitments under the Multi-Currency Revolving Credit Facility at any time. The Multi-Currency Revolving Credit Facility contains covenants, including compliance with a financial leverage ratio test, as well as others that impose limitations on, among other things, indebtedness of subsidiaries and asset sales, with which we were compliant as of December 31, 2023.
We have a commercial paper program whereby we may from time to time issue short-term promissory notes in an aggregate amount of up to $2.4 billion at any one time. Amounts available under the program may be borrowed, repaid, and re-borrowed from time to time. The maturities on the notes will vary, but may not exceed 365 days from the date of issuance. The notes will bear interest, if interest bearing, or will be sold at a discount from their face amounts. The commercial paper program does not increase our borrowing capacity as it is fully backed by our Multi-Currency Revolving Credit Facility. There were no borrowings outstanding under our commercial paper program as of December 31, 2023.
We have a $1,450 million receivables securitization facility ("Receivables Securitization Facility"), which is scheduled to expire in October 2025. We have available to us an accordion feature whereby the commitment on the Receivables Securitization Facility may be increased by up to $250 million, subject to lender approval, for seasonal needs during the December and March quarters. Interest rates are based on prevailing market rates for short-term commercial paper or 30-day Term SOFR plus a program fee. We pay a customary unused fee at prevailing market rates, annually, to maintain the availability under the Receivables Securitization Facility. The Receivables Securitization Facility contains similar covenants to the Multi-Currency Revolving Credit Facility, with which we were compliant as of December 31, 2023.

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
Alliance Healthcare debt is comprised of uncommitted revolving credit facilities in various currencies with various rates. A vast majority of the outstanding borrowings were held in Turkey as of December 31, 2023. These facilities are used to fund its working capital needs.
Nonrecourse debt is comprised of short-term and long-term debt belonging to the Brazil subsidiary and is repaid solely from the Brazil subsidiary' cash flows and such debt agreements provide that the repayment of the loans (and interest thereon) is secured solely by the capital stock, physical assets, contracts, and cash flows of the Brazil subsidiary.
Share Purchase Programs and Dividends
In March 2023, our Board of Directors authorized a share repurchase program allowing us to purchase up to $1.0 billion of our outstanding shares of common stock, subject to market conditions. During the three months ended December 31, 2023, we purchased $385.5 million of our common stock, including $250.0 million from Walgreens Boots Alliance, Inc. As of December 31, 2023, we had $423.5 million of availability under this program.
In November 2023, our Board of Directors increased the quarterly dividend paid on common stock by 5% from $0.485 per share to $0.51 per share. We anticipate that we will continue to pay quarterly cash dividends in the future. However, the payment and amount of future dividends remains within the discretion of our Board of Directors and will depend upon future earnings, financial condition, capital requirements, and other factors.
Commitments and Obligations
As discussed and defined in Note 10 of the Notes to Consolidated Financial Statements, on July 21, 2021, it was announced that we and the two other national pharmaceutical distributors had negotiated a Distributor Settlement Agreement. The Distributor Settlement Agreement became effective on April 2, 2022, and as of December 31, 2023, it included 48 of 49 eligible states (the “Settling States”) as well as 99% by population of the eligible political subdivisions in the Settling States. Our remaining estimated liability related to the Distributor Settlement Agreement, the State of Alabama (pursuant to an agreement in principle) and other opioid-related litigation for which we have reached settlement agreements is approximately $5.4 billion on our Consolidated Balance Sheet as of December 31, 2023 and is expected to be paid over the next 15 years. The payment of the aforementioned litigation liability has not and is not expected to have an impact on our ability to pay dividends.
The following is a summary of our contractual obligations for future principal and interest payments on our debt, minimum rental payments on our noncancellable operating leases, and minimum payments on our other commitments as of December 31, 2023:

Payments Due by Period (in thousands)	Debt, Including Interest Payments	Operating Leases	Other Commitments	Total
Within 1 year	$771,956	$228,482	$117,247	$1,117,685
1-3 years	1,210,457	393,867	144,094	1,748,418
4-5 years	981,654	302,117	—	1,283,771
After 5 years	3,378,602	473,983	—	3,852,585
Total	$6,342,669	$1,398,449	$261,341	$8,002,459
The 2017 Tax Act requires a one-time transition tax to be recognized on historical foreign earnings and profits. We expect to pay $139.0 million, net of overpayments and tax credits, related to the transition tax as of December 31, 2023, which is payable in installments over a six-year period that commenced in January 2021. The transition tax commitment is included in "Other Commitments" in the above table.
Our liability for uncertain tax positions was $564.9 million (including interest and penalties) as of December 31, 2023. This liability represents an estimate of tax positions that we have taken in our tax returns which may ultimately not be sustained upon examination by taxing authorities. Since the amount and timing of any future cash settlements cannot be predicted with reasonable certainty, the estimated liability has been excluded from the above contractual obligations table. Our liability for uncertain tax positions as of December 31, 2023 primarily includes an uncertain tax benefit related to the legal accrual for litigation related to the distribution of prescription opioid pain medications, as disclosed in Note 10 of the Notes to Consolidated Financial Statements.
Market Risks
We have exposure to foreign currency and exchange rate risk from our non-U.S. operations. Our largest exposure to foreign exchange rates exists primarily with the U.K. Pound Sterling, the Euro, the Turkish Lira, the Brazilian Real, and the Canadian Dollar. We use forward contracts to hedge against the foreign currency exchange rate impact on certain intercompany receivable and payable balances. We may use derivative instruments to hedge our foreign currency exposure, but not for speculative or trading purposes. Revenue from our foreign operations during the three months ended December 31, 2023 was approximately 10% of our consolidated revenue.
We have market risk exposure to interest rate fluctuations relating to our debt. We manage interest rate risk by using a combination of fixed-rate and variable-rate debt. The amount of variable-rate debt fluctuates during the year based on our working capital requirements. We had $500.2 million of variable-rate debt outstanding as of December 31, 2023. We periodically evaluate financial instruments to manage our exposure to fixed and variable interest rates. However, there are no assurances that such instruments will be available in the combinations we want and/or on terms acceptable to us. There were no such financial instruments in effect as of December 31, 2023.
We also have market risk exposure to interest rate fluctuations relating to our cash and cash equivalents. We had $2,872.4 million in cash and cash equivalents as of December 31, 2023. The unfavorable impact of a hypothetical decrease in interest rates on cash and cash equivalents would be partially offset by the favorable impact of such a decrease on variable-rate debt. For every $100 million of cash invested that is in excess of variable-rate debt, a 10-basis point decrease in interest rates would increase our annual net interest expense by $0.1 million.
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
Changes in Internal Control over Financial Reporting
During the first quarter of fiscal 2024, there was no change in Cencora, Inc.'s internal control over financial reporting identified in connection with the evaluation required by Rule 13a-15(d) and 15d-15(d) of the Exchange Act that occurred during the quarter ended December 31, 2023 that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.

PART II.  OTHER INFORMATION
ITEM 1.  Legal Proceedings
See Note 10 (Legal Matters and Contingencies) of the Notes to Consolidated Financial Statements set forth under Item 1 of Part I of this report for the Company’s current description of legal proceedings.
ITEM 1A.  Risk Factors
Our significant business risks are described in Item 1A to our Form 10-K for the fiscal year ended September 30, 2023 to which reference is made herein.
ITEM 2.  Unregistered Sales of Equity Securities and Use of Proceeds
(c) Issuer Purchases of Equity Securities
The following table sets forth the number of shares purchased, the average price paid per share, the total number of shares purchased as part of publicly announced programs, and the approximate dollar value of shares that may yet be purchased under the programs during each month in the first fiscal quarter ended December 31, 2023. See Note 7, "Stockholders' Equity and Earnings per Share," contained in "Notes to Condensed Consolidated Financial Statements" in Part I, Item 1 of this Quarterly Report on Form 10-Q for additional information.

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Programs	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Programs
October 1 to October 31	146,567	$179.05	145,711	$782,925,463
November 1 to November 30	1,822,145	$194.42	1,533,862	$483,755,922
December 1 to December 31	308,157	$198.82	303,216	$423,491,280
Total	2,276,869		1,982,789
ITEM 3.  Defaults Upon Senior Securities
None.
ITEM 4.  Mine Safety Disclosures
Not applicable.
ITEM 5.  Other Information
Our directors and officers (as defined in Exchange Act Rule 16a-1(f)) may from time to time enter into plans or other arrangements for the purchase or sale of our shares that are intended to satisfy the affirmative defense conditions of Rule 10b5–1(c) or may represent a non-Rule 10b5-1 trading arrangement under the Exchange Act. During the quarter ended December 31, 2023, the following plans or arrangements were adopted:
Steven H. Collis, our Chairman, President and Chief Executive Officer, adopted a prearranged Rule 10b5-1 stock trading plan on December 18, 2023, pursuant to which he may sell up to 129,054 shares of the Company’s common stock through the exercise of vested stock options that are scheduled to expire on November 14, 2025 in amounts and prices determined in accordance with plan terms. Such plan will terminate on November 29, 2024, or earlier if all transactions under the trading arrangement are completed or if the trading arrangement is otherwise terminated according to its terms.
Elizabeth S. Campbell, our Executive Vice President and Chief Legal Officer, adopted a prearranged Rule 10b5-1 stock trading plan on December 15, 2023, pursuant to which she may sell up to 6,977 shares of the Company’s common stock in amounts and prices determined in accordance with plan terms. Such plan will terminate on December 6, 2024, or earlier if all transactions under the trading arrangement are completed or if the trading arrangement is otherwise terminated according to its terms.
Robert P. Mauch, our Executive Vice President and Chief Operating Officer, adopted a prearranged Rule 10b5-1 stock trading plan on December 19, 2023, pursuant to which he may sell up to 57,564 shares of the Company’s common stock, including through the exercise of vested stock options that are scheduled to expire on November 14, 2025 in amounts and prices determined in accordance with plan terms. Such plan will terminate on September 20, 2024, or earlier if all transactions under the trading arrangement are completed or if the trading arrangement is otherwise terminated according to its terms.

These stock trading plans were entered into during an open insider trading window and are intended to satisfy the affirmative defense of Rule 10b5-1(c) under the Securities Exchange Act of 1934, as amended, and the Company’s policies regarding transactions in our securities.

ITEM 6.  Exhibits

    (a)         Exhibits:

Exhibit Number	Description

3.2	Amended and Restated Bylaws of the Registrant, dated as of December 26, 2023 (incorporated by reference to Exhibit 3.2 to the Registrant's Current Report on Form 8-K filed on December 26, 2023).
10.1
Amended and Restated Credit Agreement, dated as of October 6, 2023, among Cencora, Inc., the borrowing subsidiaries party thereto, the lenders party thereto, and JPMorgan Chase Bank, N.A., as Administrative Agent (incorporated by reference to Exhibit 10.1 to the Registrant's Current Report on Form 8-K filed on October 10, 2023).

10.2
Share Repurchase Agreement, dated as of November 9, 2023, by and between Cencora, Inc. and Walgreens Boots Alliance Holdings LLC (incorporated by reference to Exhibit 10.1 to the Registrant's Current Report on Form 8-K filed on November 14, 2023).

‡10.3	Cencora, Inc. Deferred Compensation Plan, effective January 1, 2024.

31.1	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer.

31.2	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer.

32	Section 1350 Certifications of Chief Executive Officer and Chief Financial Officer.

101	Financial statements from the Quarterly Report on Form 10-Q of Cencora, Inc. for the quarter ended December 31, 2023, formatted in Inline Extensible Business Reporting Language (iXBRL): (i) the Consolidated Balance Sheets, (ii) the Consolidated Statements of Operations, (iii) the Consolidated Statements of Comprehensive Income, (iv) the Consolidated Statements of Changes in Stockholders' Equity, (v) the Consolidated Statements of Cash Flows, and (vi) the Notes to Consolidated Financial Statements.

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).
‡	Each marked exhibit is a management contract or a compensatory plan, contract or arrangement in which a director or executive officer of the Registrant participates or has participated.

SIGNATURES

    Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CENCORA, INC.

January 31, 2024	/s/ Steven H. Collis
Steven H. Collis
Chairman, President & Chief Executive Officer

January 31, 2024	/s/ James F. Cleary
James F. Cleary
Executive Vice President & Chief Financial Officer