Form 10-Q
period 2024-03-31
Cencora, Inc.
filed 2024-05-01
CIK 1140859

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE QUARTERLY PERIOD ENDED March 31, 2024
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

The number of shares of common stock of Cencora, Inc. outstanding as of April 26, 2024 was 199,451,791.

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

PART I. FINANCIAL INFORMATION
ITEM I. Financial Statements (Unaudited)
CENCORA, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

(in thousands, except share and per share data)	March 31, 2024	September 30, 2023
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$2,068,858	$2,592,051
Accounts receivable, less allowances for returns and credit losses: $1,330,778 as of March 31, 2024 and $1,433,396 as of September 30, 2023	22,642,880	20,911,081
Inventories	17,630,985	17,454,768
Right to recover assets	1,194,915	1,314,857
Income tax receivable	111,375	77,120
Prepaid expenses and other	512,039	448,949
Total current assets	44,161,052	42,798,826

Property and equipment, net	2,089,497	2,135,171
Goodwill	9,619,024	9,574,117
Other intangible assets	4,175,587	4,431,783
Deferred income taxes	256,890	200,667
Other assets	3,565,996	3,418,182

TOTAL ASSETS	$63,868,046	$62,558,746

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$46,320,774	$45,836,037
Accrued expenses and other	2,371,885	2,353,817
Short-term debt	1,069,152	641,344
Total current liabilities	49,761,811	48,831,198

Long-term debt	4,180,306	4,146,113
Accrued income taxes	315,559	310,676
Deferred income taxes	1,701,735	1,657,944
Accrued litigation liability	4,719,545	5,061,795
Other liabilities	1,962,068	1,884,733
Commitments and contingencies (Note 10)

Stockholders’ equity:
Common stock, $0.01 par value - authorized, issued, and outstanding: 600,000,000 shares, 295,905,875 shares, and 199,388,633 shares as of March 31, 2024, respectively, and 600,000,000 shares, 294,822,962 shares, and 200,814,804 shares as of September 30, 2023, respectively	2,959	2,948
Additional paid-in capital	5,953,642	5,844,578
Retained earnings	5,133,770	4,324,187
Accumulated other comprehensive loss	(1,260,288)	(1,402,607)
Treasury stock, at cost: 96,517,242 shares as of March 31, 2024 and 94,008,158 shares as of September 30, 2023	(8,746,941)	(8,247,103)
Total Cencora, Inc. stockholders' equity	1,083,142	522,003
Noncontrolling interest	143,880	144,284
Total stockholders' equity	1,227,022	666,287

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$63,868,046	$62,558,746
See notes to consolidated financial statements.

CENCORA, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Three months ended March 31,		Six months ended March 31,
(in thousands, except per share data)	2024	2023	2024	2023
Revenue	$68,414,307	$63,457,205	$140,667,140	$126,304,037
Cost of goods sold	65,876,284	61,161,763	135,660,305	121,862,642
Gross profit	2,538,023	2,295,442	5,006,835	4,441,395
Operating expenses:
Distribution, selling, and administrative	1,388,810	1,321,087	2,787,557	2,612,015
Depreciation	106,230	100,681	210,408	200,223
Amortization	165,502	140,785	331,927	213,183
Litigation and opioid-related expenses, net	225,985	15,813	147,068	28,519
Acquisition-related deal and integration expenses	22,610	59,113	43,673	80,109
Restructuring and other expenses	75,627	97,444	110,068	113,684
Operating income	553,259	560,519	1,376,134	1,193,662
Other loss (income), net	22,063	(15,720)	20,976	(22,048)
Interest expense, net	64,130	64,109	104,694	110,125
Income before income taxes	467,066	512,130	1,250,464	1,105,585
Income tax expense	45,861	83,917	226,251	201,202
Net income	421,205	428,213	1,024,213	904,383
Net (income) loss attributable to noncontrolling interests	(430)	7,189	(1,938)	10,764
Net income attributable to Cencora, Inc.	$420,775	$435,402	$1,022,275	$915,147

Earnings per share:
Basic	$2.11	$2.15	$5.12	$4.50
Diluted	$2.09	$2.13	$5.07	$4.46

Weighted average common shares outstanding:
Basic	199,406	202,316	199,747	203,188
Diluted	201,177	204,256	201,510	205,306

Cash dividends declared per share of common stock	$0.510	$0.485	$1.020	$0.970

See notes to consolidated financial statements.

CENCORA, INC. AND SUBSIDIARIES
 CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited)

	Three months ended March 31,		Six months ended March 31,
(in thousands)	2024	2023	2024	2023
Net income	$421,205	$428,213	$1,024,213	$904,383
Other comprehensive (loss) income
Foreign currency translation adjustments	(128,675)	79,144	142,847	475,218
Other, net	15	1,586	(73)	(1,123)
Total other comprehensive (loss) income	(128,660)	80,730	142,774	474,095
Total comprehensive income	292,545	508,943	1,166,987	1,378,478
Comprehensive loss (income) attributable to noncontrolling interests	4,427	22,239	(2,393)	51,501
Comprehensive income attributable to Cencora, Inc.	$296,972	$531,182	$1,164,594	$1,429,979

See notes to consolidated financial statements.

CENCORA, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
(Unaudited)

(in thousands, except per share data)	Common Stock	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Treasury Stock	Noncontrolling Interest	Total
December 31, 2023	$2,957	$5,917,058	$4,819,997	$(1,136,485)	$(8,691,824)	$149,553	$1,061,256
Net income	—	—	420,775	—	—	430	421,205
Other comprehensive loss	—	—	—	(123,803)	—	(4,857)	(128,660)
Cash dividends, $0.510 per share	—	—	(107,002)	—	—	—	(107,002)
Exercises of stock options	1	7,702	—	—	—	—	7,703
Share-based compensation expense	—	28,156	—	—	—	—	28,156
Purchases of common stock	—	—	—	—	(51,279)	—	(51,279)
Employee tax withholdings related to restricted share vesting	—	—	—	—	(3,838)	—	(3,838)
Other, net	1	726	—	—	—	(1,246)	(519)
March 31, 2024	$2,959	$5,953,642	$5,133,770	$(1,260,288)	$(8,746,941)	$143,880	$1,227,022

(in thousands, except per share data)	Common Stock	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Treasury Stock	Noncontrolling Interests	Total
December 31, 2022	$2,942	$5,737,106	$3,357,678	$(1,411,918)	$(7,863,939)	$251,690	$73,559
Net income (loss)	—	—	435,402	—	—	(7,189)	428,213
Other comprehensive income (loss)	—	—	—	95,780	—	(15,050)	80,730
Cash dividends, $0.485 per share	—	—	(101,766)	—	—	—	(101,766)
Exercises of stock options	1	9,848	—	—	—	—	9,849
Share-based compensation expense	—	23,499	—	—	—	—	23,499
Employee tax withholdings related to restricted share vesting	—	—	—	—	(2,737)	—	(2,737)
Other, net	1	(211)	—	—	—	—	(210)
March 31, 2023	$2,944	$5,770,242	$3,691,314	$(1,316,138)	$(7,866,676)	$229,451	$511,137

See notes to consolidated financial statements.

CENCORA, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
(Unaudited)

(in thousands, except per share data)	Common Stock	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Treasury Stock	Noncontrolling Interest	Total
September 30, 2023	$2,948	$5,844,578	$4,324,187	$(1,402,607)	$(8,247,103)	$144,284	$666,287
Net income	—	—	1,022,275	—	—	1,938	1,024,213
Other comprehensive income	—	—	—	142,319	—	455	142,774
Cash dividends, $1.02 per share	—	—	(212,692)	—	—	—	(212,692)
Exercises of stock options	2	18,627	—	—	—	—	18,629
Share-based compensation expense	—	91,232	—	—	—	—	91,232
Purchases of common stock	—	—	—	—	(439,752)	—	(439,752)
Employee tax withholdings related to restricted share vesting	—	—	—	—	(60,086)	—	(60,086)
Other, net	9	(795)	—	—	—	(2,797)	(3,583)
March 31, 2024	$2,959	$5,953,642	$5,133,770	$(1,260,288)	$(8,746,941)	$143,880	$1,227,022

(in thousands, except per share data)	Common Stock	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Treasury Stock	Noncontrolling Interests	Total
September 30, 2022	$2,927	$5,658,733	$2,977,646	$(1,830,970)	$(7,019,895)	$282,832	$71,273
Net income (loss)	—	—	915,147	—	—	(10,764)	904,383
Other comprehensive income (loss)	—	—	—	514,832	—	(40,737)	474,095
Cash dividends, $0.970 per share	—	—	(201,479)	—	—	—	(201,479)
Exercises of stock options	4	31,708	—	—	—	—	31,712
Share-based compensation expense	—	79,132	—	—	—	—	79,132
Purchases of common stock	—	—	—	—	(778,827)	—	(778,827)
Employee tax withholdings related to restricted share vesting	—	—	—	—	(67,954)	—	(67,954)
Other, net	13	669	—	—	—	(1,880)	(1,198)
March 31, 2023	$2,944	$5,770,242	$3,691,314	$(1,316,138)	$(7,866,676)	$229,451	$511,137

See notes to consolidated financial statements.

CENCORA, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Six months ended March 31,
(in thousands)	2024	2023
OPERATING ACTIVITIES
Net income	$1,024,213	$904,383
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation, including amounts charged to cost of goods sold	222,678	201,674
Amortization, including amounts charged to interest expense	335,523	218,508
Provision for credit losses	27,597	9,462
Benefit for deferred income taxes	(36,144)	(61,725)
Share-based compensation expense	91,232	79,132
LIFO (credit) expense	(71,280)	79,320
Turkey highly inflationary impact	40,129	8,441
Loss on remeasurement of equity investment	11,431	—
Other, net	14,158	(6,972)
Changes in operating assets and liabilities, excluding the effects of acquisitions:
Accounts receivable	(1,682,145)	(861,202)
Inventories	(119,023)	(1,413,515)
Income taxes receivable	(34,255)	142,441
Prepaid expenses and other assets	54,651	56,787
Accounts payable	497,670	2,391,172
Accrued expenses	(234,547)	(260,297)
Income taxes payable and other liabilities	(43,000)	(134,338)
Long-term accrued litigation liability	(92,174)	(13,683)
NET CASH PROVIDED BY OPERATING ACTIVITIES	6,714	1,339,588
INVESTING ACTIVITIES
Capital expenditures	(186,970)	(178,581)
Cost of acquired companies, net of cash acquired	(2,310)	(1,409,681)
Non-customer note receivable	(50,000)	—
Cost of equity investments	(8,021)	(18,414)
Other, net	15,014	6,781
NET CASH USED IN INVESTING ACTIVITIES	(232,287)	(1,599,895)
FINANCING ACTIVITIES
Senior notes and loan borrowings	634,946	68,133
Senior notes and loan repayments	(119,857)	(757,695)
Borrowings under revolving and securitization credit facilities	47,936,041	35,784,977
Repayments under revolving and securitization credit facilities	(47,978,721)	(35,780,516)
Purchases of common stock	(436,378)	(807,214)
Exercises of stock options	18,629	31,712
Cash dividends on common stock	(212,692)	(201,479)
Employee tax withholdings related to restricted share vesting	(60,086)	(67,954)
Other, net	(10,381)	(3,355)
NET CASH USED IN FINANCING ACTIVITIES	(228,499)	(1,733,391)
EFFECT OF EXCHANGE RATE CHANGES ON CASH, CASH EQUIVALENTS, AND RESTRICTED CASH	(13,671)	88,822
DECREASE IN CASH, CASH EQUIVALENTS, AND RESTRICTED CASH	(467,743)	(1,904,876)
Cash, cash equivalents, and restricted cash at beginning of period	2,752,889	3,593,539
CASH, CASH EQUIVALENTS, AND RESTRICTED CASH AT END OF PERIOD	$2,285,146	$1,688,663

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
The accompanying unaudited consolidated financial statements have been prepared in conformity with U.S. generally accepted accounting principles ("GAAP") for interim financial information and in accordance with the instructions to Form 10-Q, and Rule 10-01 of Regulation S-X. In the opinion of management, all adjustments (consisting only of normal recurring accruals, except as otherwise disclosed herein) considered necessary to present fairly the financial position as of March 31, 2024 and the results of operations and cash flows for the interim periods ended March 31, 2024 and 2023 have been included. Certain information and disclosures normally included in financial statements presented in accordance with U.S. GAAP, but which are not required for interim reporting purposes, have been omitted. The accompanying unaudited consolidated financial statements should be read in conjunction with the financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the fiscal year ended September 30, 2023.
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
The following represents a reconciliation of cash and cash equivalents in the Consolidated Balance Sheets to cash, cash equivalents, and restricted cash used in the Consolidated Statements of Cash Flows:

(amounts in thousands)	March 31, 2024	September 30, 2023	March 31, 2023	September 30, 2022
	(unaudited)		(unaudited)
Cash and cash equivalents	$2,068,858	$2,592,051	$1,539,406	$3,388,189
Restricted cash (included in Prepaid Expenses and Other)	151,446	97,722	87,740	144,980
Restricted cash (included in Other Assets)	64,842	63,116	61,517	60,370
Cash, cash equivalents, and restricted cash	$2,285,146	$2,752,889	$1,688,663	$3,593,539
Recently Adopted Accounting Pronouncements
As of March 31, 2024, there were no recently-adopted accounting standards that had a material impact on the Company’s financial position, results of operations, cash flows, or notes to the financial statements upon their adoption.
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
The following assets and liabilities of Profarma are included in the Company's Consolidated Balance Sheets:

(in thousands)	March 31, 2024	September 30, 2023
Cash and cash equivalents	$23,152	$33,256
Accounts receivables, net	253,249	253,419
Inventories	252,970	255,801
Prepaid expenses and other	72,782	63,327
Property and equipment, net	49,237	42,759
Other intangible assets	60,243	62,384
Other long-term assets	81,367	77,889
Total assets	$793,000	$788,835

Accounts payable	$294,511	$300,875
Accrued expenses and other	57,604	56,280
Short-term debt	51,010	73,650
Long-term debt	111,598	74,132
Deferred income taxes	20,692	22,701
Other long-term liabilities	57,989	54,691
Total liabilities	$593,404	$582,329
Profarma's assets can only be used to settle its obligations, and its creditors do not have recourse to the general credit of the Company.
Note 4.  Income Taxes
The Company files income tax returns in U.S. federal, state, and various foreign jurisdictions. As of March 31, 2024, the Company had unrecognized tax benefits, defined as the aggregate tax effect of differences between tax return positions and the benefits recognized in the Company’s financial statements, of $574.2 million ($496.9 million, net of federal benefit). If recognized, $483.2 million of these tax benefits would have reduced income tax expense and the effective tax rate. Included in this amount is $31.6 million of interest and penalties, which the Company records in Income Tax Expense in the Company's Consolidated Statements of Operations. In the six months ended March 31, 2024, unrecognized tax benefits increased by $22.4 million. Over the next 12 months, tax authority audit resolutions and the expiration of statutes of limitations are not expected to materially impact unrecognized tax benefits.
The Company's effective tax rates were 9.8% and 18.1% for the three and six months ended March 31, 2024, respectively. The Company's effective tax rates were 16.4% and 18.2% for the three and six months ended March 31, 2023, respectively. The effective tax rates for the three and six months ended March 31, 2024 were lower than the U.S. statutory rate primarily due to discrete tax benefits associated with foreign valuation allowance adjustments, the benefit of non-U.S. income taxed at rates lower than the U.S. statutory rate, and tax benefits associated with equity compensation, offset in part by U.S. state incomes taxes. The effective tax rates for the three and six months ended March 31, 2023 were lower than the U.S. statutory rate primarily due to the benefit of non-U.S. income taxed at rates lower than the U.S. statutory rate, benefits from tax authority audit resolutions, and tax benefits associated with equity compensation, offset in part by U.S. state income taxes.

Note 5.  Goodwill and Other Intangible Assets
The following is a summary of the changes in the carrying value of goodwill, by reportable segment, for the six months ended March 31, 2024:

(in thousands)	U. S. Healthcare Solutions	International Healthcare Solutions	Total
Goodwill as of September 30, 2023	$6,282,417	$3,291,700	$9,574,117
Purchase accounting adjustments	—	(12,904)	(12,904)
Goodwill recognized in connection with acquisition	—	2,201	2,201
Foreign currency translation	972	54,638	55,610
Goodwill as of March 31, 2024	$6,283,389	$3,335,635	$9,619,024
The following is a summary of other intangible assets:

	March 31, 2024				September 30, 2023
(in thousands)	Weighted Average Remaining Useful Life	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Indefinite-lived trade names		$17,000	$—	$17,000	$17,000	$—	$17,000
Finite-lived:
Customer relationships	14 years	4,920,685	(1,366,653)	3,554,032	4,845,091	(1,213,200)	3,631,891
Trade names and other	4 years	1,237,744	(633,189)	604,555	1,224,795	(441,903)	782,892
Total other intangible assets		$6,175,429	$(1,999,842)	$4,175,587	$6,086,886	$(1,655,103)	$4,431,783
Amortization expense for finite-lived intangible assets was $165.5 million and $140.8 million in the three months ended March 31, 2024 and 2023, respectively. Amortization expense for finite-lived intangible assets was $331.9 million and $213.2 million in the six months ended March 31, 2024 and 2023, respectively. Amortization expense for finite-lived intangible assets is estimated to be $669.1 million in fiscal 2024, $518.8 million in fiscal 2025, $354.2 million in fiscal 2026, $296.7 million in fiscal 2027, $285.9 million in fiscal 2028, and $2,365.8 million thereafter.

Note 6.  Debt
Debt consisted of the following:

(in thousands)	March 31, 2024	September 30, 2023
Multi-currency revolving credit facility due 2028	$—	$—
Receivables securitization facility due 2026	350,000	350,000
Revolving credit note	—	—
Money market facility	—	—
$500,000, 3.400% senior notes due 2024	499,917	499,677
$500,000, 3.250% senior notes due 2025	499,366	499,026
$750,000, 3.450% senior notes due 2027	746,885	746,464
$500,000, 2.800% senior notes due 2030	496,264	495,959
$1,000,000, 2.700% senior notes due 2031	992,160	991,600
$500,000, 5.125% senior notes due 2034	494,226	—
$500,000, 4.250% senior notes due 2045	495,486	495,378
$500,000, 4.300% senior notes due 2047	493,687	493,554
Alliance Healthcare debt	18,859	68,017
Nonrecourse debt	162,608	147,782
Total debt	5,249,458	4,787,457
Less Cencora, Inc. current portion	999,283	499,677
Less Alliance Healthcare current portion	18,859	68,017
Less nonrecourse current portion	51,010	73,650
Total, net of current portion	$4,180,306	$4,146,113
Multi-Currency Revolving Credit Facility
    The Company has a $2.4 billion multi-currency senior unsecured revolving credit facility ("Multi-Currency Revolving Credit Facility") with a syndicate of lenders, which is scheduled to expire in October 2028. Interest on borrowings under the Multi-Currency Revolving Credit Facility accrues at specified rates based upon the Company’s debt rating. The Company also pays facility fees to maintain the availability under the Multi-Currency Revolving Credit Facility at specified rates based on its debt rating. The Company may choose to repay or reduce its commitments under the Multi-Currency Revolving Credit Facility at any time. The Multi-Currency Revolving Credit Facility contains covenants, including compliance with a financial leverage ratio test, as well as others that impose limitations on, among other things, indebtedness of subsidiaries and asset sales, with which the Company was compliant as of March 31, 2024.
Commercial Paper Program
    The Company has a commercial paper program whereby it may from time to time issue short-term promissory notes in an aggregate amount of up to $2.4 billion at any one time. Amounts available under the program may be borrowed, repaid, and re-borrowed from time to time. The maturities on the notes will vary, but may not exceed 365 days from the date of issuance. The notes will bear interest, if interest bearing, or will be sold at a discount from their face amounts. The commercial paper program does not increase the Company’s borrowing capacity as it is fully backed by the Company’s Multi-Currency Revolving Credit Facility. There were no borrowings outstanding under the commercial paper program as of March 31, 2024.
Receivables Securitization Facility
The Company has a $1,450 million receivables securitization facility ("Receivables Securitization Facility"), which was scheduled to expire in October 2025. In April 2024, the Company amended the Receivables Securitization Facility to extend the expiration to October 2026. The Company has available to it an accordion feature whereby the commitment on the Receivables Securitization Facility may be increased by up to $250 million, subject to lender approval, for seasonal needs during the December and March quarters. Interest rates are based on prevailing market rates for short-term commercial paper or 30-day Term SOFR, plus a program fee. The Company pays a customary unused fee at prevailing market rates, annually, to maintain the availability under the Receivables Securitization Facility. The Receivables Securitization Facility contains similar covenants to the Multi-Currency Revolving Credit Facility, with which the Company was compliant as of March 31, 2024.

Revolving Credit Note, Overdraft Facility, and Money Market Facility
    The Company had a $75 million uncommitted, unsecured line of credit available to it pursuant to a revolving credit note that was terminated in April 2024. The Company also had a £10 million uncommitted U.K. overdraft facility, which expired in February 2024, to fund short-term normal trading cycle fluctuations related to its MWI Animal Health business. The Company has an uncommitted, unsecured line of credit available to it pursuant to a money market credit agreement ("Money Market Facility"). The Money Market Facility provides the Company with the ability to request short-term, unsecured revolving credit loans from time to time in a principal amount not to exceed $100 million. The Money Market Facility may be decreased or terminated by the bank or the Company at any time without prior notice.
Senior Notes
In February 2024, the Company issued $500 million of 5.125% senior notes due in February 2034 (the "2034 Notes"). The 2034 Notes were sold at 99.867% of the principal amount with an effective yield of 5.132%. Interest on the 2034 Notes is payable semi-annually in arrears on February 15 and August 15 beginning on August 15, 2024. The 2034 Notes rank pari passu to the Company's other senior notes, the Multi-Currency Revolving Credit Facility, the Revolving Credit Note, and the Money Market Facility. The Company will use the proceeds from the 2034 Notes to repay the $500 million of 3.400% senior notes that is due in May 2024.
Alliance Healthcare Debt
Alliance Healthcare debt is comprised of uncommitted revolving credit facilities in various currencies with various rates. All of the outstanding borrowings as of March 31, 2024 were held in Turkey. These facilities are used to fund its working capital needs.
Nonrecourse Debt
Nonrecourse debt is comprised of short-term and long-term debt belonging to the Brazil subsidiary and is repaid solely from the Brazil subsidiary's cash flows and such debt agreements provide that the repayment of the loans (and interest thereon) is secured solely by the capital stock, physical assets, contracts, and cash flows of the Brazil subsidiary.
Note 7.  Stockholders’ Equity and Earnings per Share
In March 2023, the Company's Board of Directors authorized a share repurchase program allowing the Company to purchase up to $1.0 billion of its outstanding shares of common stock, subject to market conditions. In the six months ended March 31, 2024, the Company purchased 2.2 million shares of its common stock for a total of $436.4 million, including 1.5 million shares from Walgreens Boots Alliance, Inc. ("WBA") for $300.0 million. As of March 31, 2024, the Company had $2,372.6 million of availability under this program.
In March 2024, the Company's Board of Directors authorized a new share repurchase program allowing the Company to purchase up to $2.0 billion of its outstanding shares of common stock, subject to market conditions. No shares of common stock were purchased under this program as of March 31, 2024.
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
    The following illustrates the components of diluted weighted average shares outstanding for the periods indicated:

	Three months ended March 31,		Six months ended March 31,
(in thousands)	2024	2023	2024	2023
Weighted average common shares outstanding - basic	199,406	202,316	199,747	203,188
Dilutive effect of restricted stock units and stock options	1,771	1,940	1,763	2,118
Weighted average common shares outstanding - diluted	201,177	204,256	201,510	205,306
The potentially dilutive restricted stock units that were antidilutive for the three months ended March 31, 2024 and 2023 were 10 thousand and 3 thousand, respectively. The potentially dilutive restricted stock units that were antidilutive for the six months ended March 31, 2024 and 2023 were 165 thousand and 187 thousand, respectively.

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
Revenue from the various agreements and arrangements with WBA was $18.8 billion and $36.9 billion in the three and six months ended March 31, 2024, respectively. Revenue from the various agreements and arrangements with WBA was $16.8 billion and $33.0 billion in the three and six months ended March 31, 2023, respectively. The Company’s receivable from WBA, net of incentives, was $7.8 billion and $8.1 billion as of March 31, 2024 and September 30, 2023, respectively.
Note 9. Restructuring and Other Expenses
    The following illustrates the expenses incurred by the Company for Restructuring and Other Expenses for the periods indicated:

	Three months ended March 31,		Six months ended March 31,
(in thousands)	2024	2023	2024	2023
Restructuring and employee severance costs	$11,731	$43,531	$23,025	$46,851
Business transformation efforts	33,728	15,703	58,450	28,623
Other, net	30,168	38,210	28,593	38,210
Total restructuring and other expenses	$75,627	$97,444	$110,068	$113,684
Restructuring and employee severance costs in the three and six months ended March 31, 2024 primarily included expenses incurred related to facility closures in connection with the Company's office optimization plan and workforce reductions in both of its reportable segments. Restructuring and employee severance costs in the three and six months ended March 31, 2023 primarily included expenses incurred in connection with a workforce reduction in the Company's U.S. Healthcare Solutions reportable segment.
Business transformation efforts in the three and six months ended March 31, 2024 and 2023 included rebranding costs associated with the Company's name change to Cencora and non-recurring expenses related to significant strategic initiatives to improve operational efficiency, including certain technology initiatives. The majority of these costs related to services provided by third-party consultants.
As previously disclosed in a Current Report on Form 8-K on February 21, 2024, the Company experienced a cybersecurity event where data from its information systems was exfiltrated. In connection with this event, the Company incurred costs that were recorded in Other, net in the above table. The majority of Other, net in the three and six months ended March 31, 2024 related to this cybersecurity event.
In the three months ended March 31, 2023, one of the Company's foreign business units experienced a cybersecurity event that impacted a standalone legacy information technology platform in one country and the foreign business unit's ability to operate in that country for approximately two weeks. In connection with this event, the Company incurred costs to restore the foreign business unit's operations in that country, which were recorded in Other, net in the above table. The majority of Other, net in the three and six months ended March 31, 2023 related to this cybersecurity event.
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
Opioid Lawsuits and Investigations
A significant number of counties, municipalities, and other governmental entities in a majority of U.S. states and Puerto Rico, as well as numerous states and tribes, filed lawsuits in various federal, state and other courts against pharmaceutical wholesale distributors (including the Company and certain subsidiaries, such as AmerisourceBergen Drug Corporation ("ABDC") and H.D. Smith, LLC ("H.D. Smith")), pharmaceutical manufacturers, retail pharmacy chains, medical practices, and physicians relating to the distribution of prescription opioid pain medications.
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
On July 21, 2021, the Company announced that it and the two other national pharmaceutical distributors had negotiated a Distributor Settlement Agreement that, if all conditions were satisfied, would result in the resolution of a substantial majority of opioid lawsuits filed by state and local governmental entities. The Distributor Settlement Agreement became effective on April 2, 2022, and as of September 30, 2023, it included 48 of 49 eligible states (the "Settling States"), as well as 99% by population of the eligible political subdivisions in the Settling States. Pursuant to the Distributor Settlement Agreement and related agreements with Settling States, the Company will pay up to approximately $6.4 billion over 18 years and comply with other requirements, including establishment of a clearinghouse that will consolidate data from all three national distributors. The exact payment amount will depend on several factors, including the extent to which states take action to foreclose opioid lawsuits by subdivisions (e.g., laws barring opioid lawsuits by subdivisions). West Virginia and its subdivisions and Native American tribes are not a part of the Distributor Settlement Agreement, and the Company has reached separate agreements with those groups. The State of Alabama did not participate in the Distributor Settlement Agreement and has a case pending against the Company (and another national distributor) in Alabama state court, which was scheduled to begin trial on February 26, 2024. On February 28, 2024, the Company and another national distributor executed an agreement with the State of Alabama and all its participating subdivisions to resolve opioid-related claims. Pursuant to the agreement, the two distributors will pay approximately $245 million, including attorneys’ fees and costs, to the State of Alabama and its participating subdivisions. The Company’s 50% share of the $245 million settlement amount is a component of its overall $5.1 billion total liability accrual as of March 31, 2024. The agreement is subject to certain contingencies, including subdivision participation. Subject to those contingencies, claims brought by Alabama and its participating subdivisions will be dismissed with prejudice as to the Company and the other distributor defendant. The Court has temporarily suspended certain deadlines in the case, including the trial. In Maryland, a trial is scheduled for September 16, 2024 in a case filed by the Mayor and City Council of Baltimore.
The Company’s accrued litigation liability related to the Distributor Settlement Agreement, the State of Alabama, and non-participating government subdivisions (with whom the Company has not reached a settlement agreement), as well as other opioid-related litigation for which it has reached settlement agreements, as described above, was $5.1 billion as of March 31, 2024 and $5.5 billion as of September 30, 2023. The Company currently estimates that $407.5 million will be paid prior to March 31, 2025, which is recorded in Accrued Expenses and Other on the Company’s Consolidated Balance Sheet. In January 2024, the Company prepaid the net present value of a future obligation as permitted under its settlement agreements. The discount on the future obligation resulted in a $0.1 billion reduction of its accrued litigation liability. The remaining long-term liability of $4.7 billion is recorded in Accrued Litigation Liability on the Company's Consolidated Balance Sheet. While the Company has accrued its estimated liability for opioid litigation, it is unable to estimate the range of possible loss associated with the matters that are not included in the accrual. Because loss contingencies are inherently unpredictable and unfavorable developments or resolutions can occur, the assessment is highly subjective and requires judgments about future events. The Company regularly reviews opioid litigation matters to determine whether its accrual is adequate. The amount of ultimate loss may differ materially from the amount accrued to date. Until such time as otherwise resolved, the Company will continue to litigate and prepare for trial and to vigorously defend itself in all such matters. Since these matters are still developing, the Company is unable to predict the outcome, but the result of these lawsuits could include excessive monetary verdicts and/or injunctive relief that may affect the Company’s operations.
Additional lawsuits regarding the distribution of prescription opioid pain medications have been filed and may continue to be filed by a variety of types of plaintiffs, including lawsuits filed by non-governmental or non-political entities and individuals, among others. The Company is vigorously defending itself in the pending lawsuits and intends to vigorously defend itself against any threatened lawsuits or enforcement proceedings.
In Alabama, a jury trial is scheduled to begin on July 8, 2024 in a case that involves up to eight plaintiff hospitals. During the March 31, 2024 quarter and in the month of April 2024, the Company and two other national pharmaceutical distributors engaged in settlement discussions to resolve litigation filed by classes of hospitals and third-party payors, and as a result, the Company recorded a liability of $214 million, representing the Company's expected share of those potential settlements. This amount is incremental to the $5.1 billion liability accrual noted above and is recorded in Accrued Expenses and Other on the Company's Consolidated Balance Sheet.
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
Shareholder Securities Litigation
On October 11, 2019, Teamsters Local 443 Health Services & Insurance Plan, St. Paul Electrical Construction Pension Plan, St. Paul Electrical Construction Workers Supplemental Pension Plan (2014 Restatement), Retirement Medical Funding Plan for the St. Paul Electrical Workers, and San Antonio Fire & Police Pension Fund filed a complaint for a purported derivative action in the Delaware Court of Chancery against the Company and certain of its current and former officers and directors (collectively, “Defendants”). The complaint alleges that the Defendants breached their fiduciary duties by failing to oversee the compliance by certain of the Company’s subsidiaries (including the Company’s former subsidiary Medical Initiatives, Inc. ("MII")) with federal regulations, allegedly resulting in the payment of fines and penalties in connection with the settlements with the USAO-EDNY in fiscal 2017 and 2018 that resolved claims arising from MII's pre-filled syringe program. In December 2019, Defendants filed a motion to dismiss the complaint. After briefing and oral argument, on August 24, 2020 the Delaware Court of Chancery denied Defendants' motion to dismiss. On September 24, 2020, the Company's Board of Directors established a Special Litigation Committee to conduct an investigation concerning the plaintiffs’ allegations, and on November 10, 2020, the Delaware Court of Chancery granted the Special Litigation Committee’s motion to stay the litigation pending its investigation. On September 22, 2021, the Special Litigation Committee filed its report under seal and moved to dismiss the case. The Delaware Court of Chancery granted the Special Litigation Committee's motion to dismiss on November 17, 2023, and entered an Order and Final Judgement on December 8, 2023. On January 5, 2024, the plaintiffs filed a notice of appeal to the Delaware Supreme Court from the Delaware Court of Chancery's November 17, 2023 decision granting the motion to dismiss and December 8, 2023 Order and Final Judgement. The appeal has been fully briefed and the schedule for oral argument is pending.
On December 30, 2021, Lebanon County Employees' Retirement Fund and Teamsters Local 443 Health Services & Insurance Plan filed a complaint for a purported derivative action in the Delaware Court of Chancery against the Company and certain of its current officers and directors. The complaint alleges claims for breach of fiduciary duty allegedly arising from the Board’s and certain officers' oversight of the Company’s controlled substance diversion control programs. The defendants moved to dismiss the complaint on March 29, 2022. On December 22, 2022, the Delaware Court of Chancery granted the motion to dismiss. On January 9, 2023, the Plaintiffs filed a Motion for Relief from Judgment and Order Pursuant to Rule 60(b) from the Delaware Chancery Court’s judgment. On January 20, 2023, the Plaintiffs also appealed the ruling to the Delaware Supreme Court. On March 21, 2023 the Delaware Court of Chancery denied the Plaintiffs' Motion for Relief from Judgement and Order Pursuant to Rule 60(b). On December 18, 2023, the Delaware Supreme Court reversed the dismissal and remanded the case to the Delaware Court of Chancery for further proceedings. On January 12, 2024, the Company's Board of Directors established a Special Litigation Committee ("SLC") and delegated to the SLC the Board's full authority with respect to the litigation. On March 4, 2024, the Delaware Court of Chancery granted the SLC’s consented-to motion to stay the action pending its investigation of the allegations of the complaint.
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
Note 11. Antitrust Settlements
Numerous lawsuits have been filed against certain brand pharmaceutical manufacturers alleging that the manufacturer, by itself or in concert with others, took improper actions to delay or prevent generic drugs from entering the market. These lawsuits are generally brought as class actions. The Company has not been named as a plaintiff in these lawsuits, but has been a member of the direct purchasers' class (i.e., those purchasers who purchase directly from these pharmaceutical manufacturers). None of the lawsuits has gone to trial, but some have settled in the past with the Company receiving proceeds from the settlement funds. The Company recognized gains related to these lawsuits of $8.7 million in the three months ended March 31, 2024. The Company recognized gains related to these lawsuits of $57.0 million and $49.9 million in the six months ended March 31, 2024 and 2023, respectively. These gains, which are net of attorney fees and estimated payments due to other parties, were recorded as reductions to cost of goods sold in the Company’s Consolidated Statements of Operations.

Note 12.  Fair Value of Financial Instruments
The recorded amounts of the Company's cash and cash equivalents, accounts receivable, and accounts payable as of March 31, 2024 and September 30, 2023 approximate fair value based upon the relatively short-term nature of these financial instruments. Within Cash and Cash Equivalents, the Company had $304.0 million investments in money market accounts as of March 31, 2024 and had $1,489.0 million of investments in money market accounts as of September 30, 2023. The fair value of the money market accounts was determined based upon unadjusted quoted prices in active markets for identical assets, otherwise known as Level 1 inputs.
The recorded amount of long-term debt (see Note 6) and the corresponding fair value as of March 31, 2024 were $4,180.3 million and $3,810.7 million, respectively. The recorded amount of long-term debt and the corresponding fair value as of September 30, 2023 were $4,146.1 million and $3,572.6 million, respectively. The fair value of long-term debt was determined based upon inputs other than quoted prices, otherwise known as Level 2 inputs.
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
The following illustrates reportable and operating segment disaggregated revenue as required by Accounting Standards Codification 606, "Revenue from Contracts with Customer," for the periods indicated:

	Three months ended March 31,		Six months ended March 31,
(in thousands)	2024	2023	2024	2023
U.S. Healthcare Solutions:
Human Health	$59,984,359	$55,453,964	$123,882,524	$110,530,577
Animal Health	1,308,538	1,239,492	2,594,175	2,399,458
Total U.S. Healthcare Solutions	61,292,897	56,693,456	126,476,699	112,930,035
International Healthcare Solutions:
Alliance Healthcare	5,754,980	5,560,936	11,480,544	11,021,627
Other Healthcare Solutions	1,368,405	1,203,999	2,713,068	2,354,586
Total International Healthcare Solutions	7,123,385	6,764,935	14,193,612	13,376,213
Intersegment eliminations	(1,975)	(1,186)	(3,171)	(2,211)
Revenue	$68,414,307	$63,457,205	$140,667,140	$126,304,037
The following illustrates reportable segment operating income information for the periods indicated:

	Three months ended March 31,		Six months ended March 31,
(in thousands)	2024	2023	2024	2023
U.S. Healthcare Solutions	$841,064	$756,137	$1,539,188	$1,328,553
International Healthcare Solutions	192,720	175,991	380,315	337,273
Total segment operating income	$1,033,784	$932,128	$1,919,503	$1,665,826

The following reconciles total segment operating income to income before income taxes for the periods indicated:

	Three months ended March 31,		Six months ended March 31,
(in thousands)	2024	2023	2024	2023
Total segment operating income	$1,033,784	$932,128	$1,919,503	$1,665,826
Gains from antitrust litigation settlements	8,714	—	56,962	49,899
LIFO credit (expense)	22,835	(54,270)	71,280	(79,320)
Turkey highly inflationary impact	(23,053)	(4,855)	(40,279)	(8,439)
Acquisition-related intangibles amortization	(164,799)	(140,114)	(330,523)	(211,992)
Litigation and opioid-related expenses, net	(225,985)	(15,813)	(147,068)	(28,519)
Acquisition-related deal and integration expenses	(22,610)	(59,113)	(43,673)	(80,109)
Restructuring and other expenses	(75,627)	(97,444)	(110,068)	(113,684)
Operating income	553,259	560,519	1,376,134	1,193,662
Other loss (income), net	22,063	(15,720)	20,976	(22,048)
Interest expense, net	64,130	64,109	104,694	110,125
Income before income taxes	$467,066	$512,130	$1,250,464	$1,105,585
Segment operating income is evaluated by the Chief Operating Decision Maker of the Company before gains from antitrust litigation settlements; LIFO credit (expense); Turkey highly inflationary impact; acquisition-related intangibles amortization; litigation and opioid-related expenses, net; acquisition-related deal and integration expenses; and restructuring and other expenses. All corporate office expenses are allocated to the operating segment level.
Litigation and opioid-related expenses, net in the three and six months ended March 31, 2024 includes a $214.0 million litigation accrual for ongoing litigation related to the distribution of prescription opioid medications (see Note 10). The six-month period ended March 31, 2024 also includes a net $92.2 million opioid litigation settlement accrual reduction primarily as a result of the Company's prepayment of the net present value of a future obligation as permitted under its settlement agreements.

ITEM 2.   Management’s Discussion and Analysis of Financial Condition and Results of Operations
Executive Summary
    This executive summary provides highlights from the results of operations that follow:
•Revenue increased by $5.0 billion, or 7.8%, and $14.4 billion, or 11.4%, from the prior year quarter and six-month period, respectively, primarily due to growth in the U.S. Healthcare Solutions segment. The U.S. Healthcare Solutions segment grew its revenue by $4.6 billion, or 8.1%, and $13.5 billion, or 12.0%, from the prior year quarter and six-month period, respectively, due to overall market growth primarily driven by unit volume growth, including increased sales of products labeled for diabetes and/or weight loss in the glucagon-like peptide-1, or "GLP-1," class, increased sales of specialty products to physician practices and health systems, and increased sales of COVID-19 vaccines. International Healthcare Solutions' revenue increased by $0.4 billion, or 5.3%, and $0.8 billion, or 6.1%, from the prior year quarter and six-month period, respectively. The increases from the prior year quarter and six-month period are primarily due to increased sales at Alliance Healthcare, our European distribution business;
•Gross profit increased by $242.6 million, or 10.6%, and $565.4 million, or 12.7%, from the prior year quarter and six-month period, respectively, primarily due to the increases in gross profit in both reportable segments and last-in, first-out ("LIFO") credits in the current year periods in comparison to LIFO expense in the prior year periods. U.S. Healthcare Solutions' gross profit increased by $127.9 million, or 8.2%, and $313.7 million, or 10.7%, from the prior year quarter and six-month period, respectively, primarily due to increased sales. Gross profit in International Healthcare Solutions increased by $47.6 million, or 5.9%, and $126.4 million, or 8.2%, from the prior year quarter and six-month period, respectively, due to growth at most of its businesses;
•Total operating expenses increased by $249.8 million, or 14.4%, and $383.0 million, or 11.8%, from the prior year quarter and six-month period, respectively. The increase from the prior year quarter was largely due to higher litigation and opioid-related expenses. The increase from the prior year six-month period is primarily a result of increases in distribution, selling, and administrative expenses, amortization expense, and litigation and opioid-related expenses;
•Total segment operating income increased by $101.7 million, or 10.9%, and $253.7 million, or 15.2%, from the prior year quarter and six-month period, respectively. U.S. Healthcare Solutions' operating income increased by $84.9 million and $210.6 million from prior year quarter and six-month period, respectively, and International Healthcare Solutions' operating income increased by $16.7 million and $43.0 million from the prior year quarter and six-month period, respectively; and
•Our effective tax rates were 9.8% and 18.1% for the three and six months ended March 31, 2024, respectively. Our effective tax rates were 16.4% and 18.2% for the three and six months ended March 31, 2023, respectively. The effective tax rates in the current year periods were lower than those in the prior year periods primarily due to the discrete tax benefits associated with foreign valuation allowance adjustments. Additionally, the effective tax rates for all periods presented were lower than the U.S. statutory rate primarily due to the benefit of non-U.S. income taxed at rates lower than the U.S. statutory rate and tax benefits associated with equity compensation, offset in part by U.S. state income taxes.

Results of Operations
Revenue

	Three months ended March 31,			Six months ended March 31,
(dollars in thousands)	2024	2023	Change	2024	2023	Change
U.S. Healthcare Solutions:
Human Health	$59,984,359	$55,453,964	8.2%	$123,882,524	$110,530,577	12.1%
Animal Health	1,308,538	1,239,492	5.6%	2,594,175	2,399,458	8.1%
Total U.S. Healthcare Solutions	61,292,897	56,693,456	8.1%	126,476,699	112,930,035	12.0%
International Healthcare Solutions:
Alliance Healthcare	5,754,980	5,560,936	3.5%	11,480,544	11,021,627	4.2%
Other Healthcare Solutions	1,368,405	1,203,999	13.7%	2,713,068	2,354,586	15.2%
Total International Healthcare Solutions	7,123,385	6,764,935	5.3%	14,193,612	13,376,213	6.1%
Intersegment eliminations	(1,975)	(1,186)		(3,171)	(2,211)
Revenue	$68,414,307	$63,457,205	7.8%	$140,667,140	$126,304,037	11.4%
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
Revenue increased by $5.0 billion, or 7.8%, and $14.4 billion, or 11.4%, from the prior year quarter and six-month period, respectively, primarily due to growth in the U.S. Healthcare Solutions segment.
The U.S. Healthcare Solutions segment grew its revenue by $4.6 billion, or 8.1%, and $13.5 billion, or 12.0%, from the prior year quarter and six-month period, respectively, due to overall market growth primarily driven by unit volume growth, including increased sales of $1.3 billion and $3.4 billion of products labeled for diabetes and/or weight loss in the GLP-1 class from the prior year quarter and six-month period, respectively, increased sales of specialty products to physician practices and health systems, and increased sales of COVID-19 vaccines. Sales, including GLP-1 products and COVID-19 vaccines, to our two largest customers increased by $2.5 billion and $5.8 billion in comparison to the prior year quarter and six-month period, respectively.
International Healthcare Solutions' revenue increased by $0.4 billion, or 5.3%, and $0.8 billion, or 6.1%, from the prior year quarter and six-month period, respectively. The increase from the prior year quarter is primarily due to (i) increased sales of $0.2 billion, net of a negative impact of $0.3 billion from unfavorable foreign currency exchange rates in comparison to the prior year quarter, at Alliance Healthcare, our European distribution business, (ii) increased sales of $0.1 billion in our Canadian business, and (iii) increased sales of $0.1 billion at our less-than-wholly-owned Brazil full-line distribution business. The increase from the prior year six-month period is primarily due to (i) increased sales of $0.5 billion, net of a negative impact of $0.5 billion from unfavorable foreign currency exchange rates in comparison to the prior six-month period, at our European distribution business, (ii) increased sales of $0.2 billion in our Canadian business, (iii) increased sales of $0.1 billion at our less-than-wholly-owned Brazil full-line distribution business, and (iv) incremental revenue of $0.1 billion from our January 2023 acquisition of PharmaLex.
A number of our contracts with customers, including group purchasing organizations, are typically subject to expiration each year. We may lose a significant customer if an existing contract with such customer expires without being extended, renewed, or replaced. During the six months ended March 31, 2024, no significant contracts expired. Over the next twelve months, there are no significant contracts scheduled to expire. Additionally, from time to time, significant contracts may be terminated in accordance with their terms or extended, renewed, or replaced prior to their expiration dates. If those contracts are extended, renewed, or replaced at less favorable terms, they may also negatively impact our revenue, results of operations, and cash flows.

Gross Profit

	Three months ended March 31,			Six months ended March 31,
(dollars in thousands)	2024	2023	Change	2024	2023	Change
U.S. Healthcare Solutions	$1,678,814	$1,550,871	8.2%	$3,250,764	$2,937,019	10.7%
International Healthcare Solutions	851,259	803,696	5.9%	1,668,654	1,542,236	8.2%
Intersegment eliminations	(546)	—		(546)	—
Gains from antitrust litigation settlements	8,714	—		56,962	49,899
LIFO credit (expense)	22,835	(54,270)		71,280	(79,320)
Turkey highly inflationary impact	(23,053)	(4,855)		(40,279)	(8,439)
Gross profit	$2,538,023	$2,295,442	10.6%	$5,006,835	$4,441,395	12.7%
    Gross profit increased by $242.6 million, or 10.6%, and $565.4 million, or 12.7%, from the prior year quarter and six-month period, respectively, primarily due to the increase in gross profit in both reportable segments and LIFO credits in the current year periods in comparison to LIFO expense in the prior year periods.
U.S. Healthcare Solutions' gross profit increased by $127.9 million, or 8.2%, and $313.7 million, or 10.7%, from the prior year quarter and six-month period, respectively, primarily due to increased sales. As a percentage of revenue, U.S. Healthcare Solutions' gross profit margins were 2.74% and 2.57% in the current year quarter and six-month period, respectively, and was flat compared to the prior year quarter and represented a 3-basis point decline from the prior year six-month period primarily due to higher sales of GLP-1 products, which have lower gross profit margins, offset in part by higher sales of COVID-19 vaccines, which have higher gross profit margins.
Gross profit in International Healthcare Solutions increased by $47.6 million, or 5.9%, and $126.4 million, or 8.2%, from the prior year quarter and six-month period, respectively, due to growth at most of its businesses.
We recognized gains from antitrust litigation settlements with pharmaceutical manufacturers of $8.7 million in the three months ended March 31, 2024 and $57.0 million and $49.9 million in the six months ended March 31, 2024 and 2023, respectively. The gains were recorded as reductions to Cost of Goods Sold (see Note 11 of the Notes to Consolidated Financial Statements).
Our cost of goods sold for interim periods includes a LIFO provision that is recorded ratably on a quarterly basis and is based on our estimated annual LIFO provision. The annual LIFO provision, which we estimate on a quarterly basis, is affected by manufacturer pricing practices, which may be impacted by market and other external influences, expected changes in inventory quantities, and product mix, many of which are difficult to predict. Changes to any of the above factors may have a material impact on our annual LIFO provision. Based on estimates in our current fiscal year LIFO provision, the LIFO credits in the current year periods in comparison to the LIFO expense in the prior year periods were primarily driven by lower brand pharmaceutical inflation largely due to price decreases by manufacturers of wholesale acquisition costs of certain products.
We recognized expenses in Cost of Goods Sold of $23.1 million and $4.9 million in the three months ended March 31, 2024 and 2023, respectively, and $40.3 million and $8.4 million in the six months ended March 31, 2024 and 2023, respectively, related to the impact of Turkey highly inflationary accounting. These expenses were driven by the weakening of the Turkish Lira.

Operating Expenses

	Three months ended March 31,			Six months ended March 31,
(dollars in thousands)	2024	2023	Change	2024	2023	Change
Distribution, selling, and administrative	$1,388,810	$1,321,087	5.1%	$2,787,557	$2,612,015	6.7%
Depreciation and amortization	271,732	241,466	12.5%	542,335	413,406	31.2%
Litigation and opioid-related expenses, net	225,985	15,813		147,068	28,519
Acquisition-related deal and integration expenses	22,610	59,113		43,673	80,109
Restructuring and other expenses	75,627	97,444		110,068	113,684
Total operating expenses	$1,984,764	$1,734,923	14.4%	$3,630,701	$3,247,733	11.8%
Distribution, selling, and administrative expenses increased by $67.7 million, or 5.1%, and $175.5 million, or 6.7%, compared to prior year quarter and six-month period, respectively, primarily to support revenue growth. As a percentage of revenue, distribution, selling, and administrative expenses were 2.03% and 1.98% in the current year quarter and six-month period, respectively, which represented declines of 5 basis points and 9 basis points compared to the prior year quarter and six month period, respectively, as initiatives taken in fiscal 2023 improved operating efficiency across many of our businesses and administrative functions and the 7.8% and 11.4% revenue growth in the current fiscal quarter and six-month period, respectively, improved our operating leverage at the reportable segment level.
Depreciation expense increased 5.5% and 5.1% from the prior year quarter and six-month period, respectively. Amortization expense increased 17.6% and 55.7% from the prior year quarter and six-month period, respectively, primarily due to accelerated amortization expense, which we began recording in February 2023, in connection with the shortened useful lives of certain trade names resulting from our company name change and gradual transition away from other tradenames used, which were acquired through prior acquisitions.
Litigation and opioid-related expenses, net in the three months ended March 31, 2024 included a $214.0 million litigation accrual for ongoing litigation related to the distribution of prescription opioid medications and $12.0 million of legal fees in connection with opioid lawsuits and investigations (see Note 10 of the Notes to Consolidated Financial Statements). Litigation and opioid-related expenses, net in the six months ended March 31, 2024 included a $214.0 million litigation accrual for ongoing litigation related to the distribution of prescription opioid medications and $25.2 million of legal fees in connection with opioid lawsuits and investigations, offset in part by a net $92.2 million opioid litigation settlement accrual reduction primarily as a result of our prepayment of the net present value of a future obligation as permitted under our opioid settlement agreements. Litigation and opioid-related expenses, net in the three and six months ended March 31, 2023 included legal fees in connection with opioid lawsuits and investigations.
Acquisition-related deal and integration expenses in the three and six months ended March 31, 2024 and 2023 primarily related to the continued integration of Alliance Healthcare and PharmaLex.
Restructuring and other expenses are comprised of the following for the periods indicated:

	Three months ended March 31,		Six months ended March 31,
(in thousands)	2024	2023	2023	2022
Restructuring and employee severance costs	$11,731	$43,531	$23,025	$46,851
Business transformation efforts	33,728	15,703	58,450	28,623
Other, net	30,168	38,210	28,593	38,210
Total restructuring and other expenses	$75,627	$97,444	$110,068	$113,684
Restructuring and employee severance costs in the three and six months ended March 31, 2024 primarily included expenses incurred related to facility closures in connection with our office optimization plan and workforce reductions in both of our reportable segments. Restructuring and employee severance costs in the three and six months ended March 31, 2023 primarily included expenses incurred in connection with a workforce reduction in our U.S. Healthcare Solutions reportable segment.

Business transformation efforts in the three and six months ended March 31, 2024 and 2023 included rebranding costs associated with our name change to Cencora and non-recurring expenses related to significant strategic initiatives to improve operational efficiency, including certain technology initiatives. The majority of these costs related to services provided by third-party consultants.
As previously disclosed in a Current Report on Form 8-K on February 21, 2024, we experienced a cybersecurity event where data from our information systems was exfiltrated. In connection with this event, we incurred costs that were recorded in Other expenses in the above table. The majority of Other, net in the three and six months ended March 31, 2024 related to this cybersecurity event.
In the three months ended March 31, 2023, one of our foreign business units experienced a cybersecurity event that impacted a standalone legacy information technology platform in one country and the foreign business unit's ability to operate in that country for approximately two weeks. In connection with this event, we incurred costs to restore the foreign business unit's operations in that country, which were recorded in Other expenses in the above table. The majority of Other, net in the three and six months ended March 31, 2023 related to this cybersecurity event.
Operating Income

	Three months ended March 31,			Six months ended March 31,
(dollars in thousands)	2024	2023	Change	2024	2023	Change
U.S. Healthcare Solutions	$841,064	$756,137	11.2%	$1,539,188	$1,328,553	15.9%
International Healthcare Solutions	192,720	175,991	9.5%	380,315	337,273	12.8%
Total segment operating income	1,033,784	932,128	10.9%	1,919,503	1,665,826	15.2%

Gains from antitrust litigation settlements	8,714	—		56,962	49,899
LIFO credit (expense)	22,835	(54,270)		71,280	(79,320)
Turkey highly inflationary impact	(23,053)	(4,855)		(40,279)	(8,439)
Acquisition-related intangibles amortization	(164,799)	(140,114)		(330,523)	(211,992)
Litigation and opioid-related expenses	(225,985)	(15,813)		(147,068)	(28,519)
Acquisition-related deal and integration expenses	(22,610)	(59,113)		(43,673)	(80,109)
Restructuring and other expenses	(75,627)	(97,444)		(110,068)	(113,684)
Operating income	$553,259	$560,519	(1.3)%	$1,376,134	$1,193,662	15.3%
U.S. Healthcare Solutions' operating income increased by $84.9 million, or 11.2%, and $210.6 million, or 15.9%, from prior year quarter and six-month period, respectively, primarily due to the increases in gross profit, as noted above, and was offset in part by the increases in operating expenses. As a percentage of revenue, U.S. Healthcare Solutions' operating income margin was 1.37% and 1.22% in the current year quarter and six-month period, respectively, and represented 4-basis point increases compared to the prior year periods primarily due a decline in operating expense margin, as described above in the Operating Expenses section. The increase in the six-month period ended March 31, 2024 was offset in part by a decline in gross profit margin, as described above in the Gross Profit section.
International Healthcare Solutions' operating income increased by $16.7 million, or 9.5%, and $43.0 million, or 12.8%, from the prior year quarter and six-month period, respectively. The increase in the current year quarter was primarily due to our less-than-wholly-owned Brazil full-line distribution business and our Canadian business. The increase in the current year six-month period was primarily due to our global specialty logistics business, our Canadian business, our less-than-wholly-owned Brazil full-line distribution business, and the January 2023 acquisition of PharmaLex, offset in part by foreign currency pressure and higher information technology operating expenses in our European distribution business and the September 2023 divestiture of its less-than-wholly-owned subsidiary in Egypt, which was profitable in the prior year six-month period.

Interest Expense, Net
Interest expense, net and the respective weighted average interest rates for the three months ended March 31, 2024 and 2023 are as follows:

	2024		2023
(dollars in thousands)	Amount	Weighted Average Interest Rate	Amount	Weighted Average Interest Rate
Interest expense	$76,810	4.18%	$72,272	3.55%
Interest income	(12,680)	4.77%	(8,163)	3.34%
Interest expense, net	$64,130		$64,109
Interest expense, net was flat compared to the prior year quarter as the increase in interest expense was offset by the increase in interest income. The increase in interest expense was primarily driven by increased variable-rate borrowings and was offset in part due to the September 2023 divestiture of our less-than-wholly-owned subsidiary in Egypt. The increase in interest income was primarily driven by higher investment interest rates in the current year quarter in comparison to the prior year quarter. The higher investment interest rates were offset in part by lower average investment cash balances in the current year quarter in comparison to the prior year quarter.
Interest expense, net and the respective weighted average interest rates for the six months ended March 31, 2024 and 2023 are as follows:

	2024		2023
(dollars in thousands)	Amount	Weighted Average Interest Rate	Amount	Weighted Average Interest Rate
Interest expense	$135,426	3.98%	$133,078	3.39%
Interest income	(30,732)	4.98%	(22,953)	3.03%
Interest expense, net	$104,694		$110,125
Interest expense, net decreased by $5.4 million, or 4.9%, from prior year six-month period due to the increase in interest income, offset in part by an increase in interest expense. The increase in interest income was primarily driven by higher investment interest rates in the current year six-month period in comparison to the prior year six-month period. The higher investment interest rates were offset in part by lower average investment cash balances in the current year six-month period in comparison to the prior year six-month period. Interest expense increased primarily driven by increased variable-rate borrowings and was offset in part by the September 2023 divestiture of our less-than-wholly-owned subsidiary in Egypt.
Income Tax Expense
Our effective tax rates were 9.8% and 18.1% for the three and six months ended March 31, 2024, respectively. Our effective tax rates were 16.4% and 18.2% for the three and six months ended March 31, 2023, respectively. The effective tax rates in the current year periods were lower than those in the prior year periods primarily due to the discrete tax benefits associated with foreign valuation allowance adjustments. Additionally, the effective tax rates for all periods presented were lower than the U.S. statutory rate primarily due to the benefit of non-U.S. income taxed at rates lower than the U.S. statutory rate and tax benefits associated with equity compensation, offset in part by U.S. state income taxes.
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
Our primary ongoing cash requirements will be to finance working capital, fund the repayment of debt, fund the payment of interest on debt, fund the payment of dividends, fund purchases of our common stock, finance acquisitions, and fund capital expenditures and routine growth and expansion through new business opportunities. Future cash flows from operations and borrowings are expected to be sufficient to fund our ongoing cash requirements, including the opioid litigation payments that will be made over the next 14 years (see below).

Cash Flows
As of March 31, 2024 and September 30, 2023, our cash and cash equivalents held by foreign subsidiaries were $666.6 million and $640.5 million, respectively. We have the ability to repatriate the majority of our cash and cash equivalents held by our foreign subsidiaries without incurring significant additional taxes upon repatriation.
We have increased seasonal needs related to our inventory build during the December and March quarters that, depending on our cash balance, may require the use of our credit facilities to fund short-term capital needs. Our cash balances in the six months ended March 31, 2024 and 2023 were supplemented by intra-period credit facility borrowings to cover short-term working capital needs. The largest amount of intra-period borrowings under our revolving and securitization credit facilities that was outstanding at any one time during the six months ended March 31, 2024 and 2023 was $3.2 billion and $2.1 billion, respectively. We had $47.9 billion and $35.4 billion of cumulative intra-period borrowings that were repaid under our credit facilities during the six months ended March 31, 2024 and 2023, respectively.
Our net cash provided by operating activities decreased by $1.3 billion in six months ended March 31, 2024 compared to the six months ended March 31, 2023. This decrease was primarily due to the $1.4 billion increase in our net working capital account balances, in part due to delayed collections of approximately $600 million from certain customers as a result of the February 2024 Change Healthcare cyberattack and the timing of cash receipts from customers and the timing of disbursements to suppliers. Additionally, our net cash provided by operating activities in the six months ended March 31, 2024 was adversely impacted by opioid litigation settlement payments of $250.1 million in comparison to payments of $108.2 million made in the six months ended March 31, 2023.
During the six months ended March 31, 2024, our operating activities provided cash of $6.7 million and was principally the result of the following:
•Net income of $1,024.2 million;
•An increase in accounts payable of $497.7 million primarily due to the increase in our inventory balances and the timing of scheduled payments to our suppliers; and
•Positive non-cash items of $635.3 million, which is primarily comprised of amortization expense of $335.5 million and depreciation expense of $222.7 million.
The cash provided by the above items was largely offset by the following:
•An increase in accounts receivable of $1,682.1 million primarily due to an increase in sales and the timing of scheduled payments from our customers, including delayed collections of approximately $600 million from certain customers as a result of the February 2024 Change Healthcare cyberattack; and
•A decrease in accrued expenses of $234.5 million primarily due to the payment of accrual liabilities that were on our Consolidated Balance Sheet as of September 30, 2023, including $250.1 million of opioid litigation settlement payments.
During the six months ended March 31, 2023, our operating activities provided cash of $1,339.6 million and was principally the result of the following:
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
•An increase in accounts receivable of $861.2 million primarily due to an increase in sales and the timing of scheduled payments from our customers; and
•A decrease in accrued expenses of $260.3 million primarily due to the payment of accrual liabilities that were on our Consolidated Balance Sheet as of September 30, 2022, including $108.2 million of opioid litigation settlement payments.

We use days sales outstanding, days inventory on hand, and days payable outstanding to evaluate our working capital performance. The below financial metrics are calculated based upon a quarterly average and can be impacted by the timing of cash receipts and disbursements, which can vary significantly depending upon the day of the week on which the period ends.

	Three months ended March 31,		Six months ended March 31,
	2024	2023	2024	2023
Days sales outstanding	29.6	27.4	28.8	27.5
Days inventory on hand	28.0	29.1	27.3	28.3
Days payable outstanding	62.4	60.5	61.0	60.0
Our cash flows from operating activities can vary significantly from period to period based upon fluctuations in our period-end working capital account balances. Additionally, any changes to payment terms with a significant customer or manufacturer supplier could have a material impact to our cash flows from operations. Operating cash flows during the six months ended March 31, 2024 included $129.1 million of interest payments and $291.7 million of income tax payments, net of refunds. Operating cash flows during the six months ended March 31, 2023 included $127.1 million of interest payments and $190.4 million of income tax payments, net of refunds.
Capital expenditures in the six months ended March 31, 2024 and 2023 were $187.0 million and $178.6 million, respectively. Significant capital expenditures in the six months ended March 31, 2024 and 2023 included investments in various technology initiatives, including technology investments at Alliance Healthcare.
We currently expect to invest approximately $500 million for capital expenditures during fiscal 2024. Larger 2024 capital expenditures will include investments relating to various technology initiatives, including technology investments at Alliance Healthcare.
In addition to capital expenditures, net cash used in investing activities in the six months ended March 31, 2023 included $1,438.1 million for the acquisition of PharmaLex.
Net cash used in financing activities in the six months ended March 31, 2024 principally resulted from $436.4 million purchases of our common stock and $212.7 million in cash dividends paid on our common stock, offset in part by the issuance of our $500 million of 5.125% senior notes in February 2024. Net cash used in financing activities in the six months ended March 31, 2023 principally resulted from the $675 million repayment of our 0.737% senior notes that matured in March 2023, $807.2 million purchases of our common stock and $201.5 million in cash dividends paid on our common stock.

Debt and Credit Facility Availability
The following table illustrates our debt structure as of March 31, 2024, including availability under the multi-currency revolving credit facility, the receivables securitization facility, the revolving credit note, the money market facility, and the Alliance Healthcare debt:

(in thousands)	Outstanding Balance	Additional Availability
Fixed-Rate Debt:
$500,000, 3.400% senior notes due 2024	$499,917	$—
$500,000, 3.250% senior notes due 2025	499,366	—
$750,000, 3.450% senior notes due 2027	746,885	—
$500,000, 2.800% senior notes due 2030	496,264	—
$1,000,000, 2.700% senior notes due 2031	992,160	—
$500,000, 5.125% senior notes due 2034	494,226	—
$500,000, 4.250% senior notes due 2045	495,486	—
$500,000, 4.300% senior notes due 2047	493,687	—
Nonrecourse debt	63,987	—
Total fixed-rate debt	4,781,978	—

Variable-Rate Debt:
Multi-currency revolving credit facility due 2028	—	2,400,000
Receivables securitization facility due 2026	350,000	1,100,000
Revolving credit note	—	75,000
Money market facility	—	100,000
Alliance Healthcare debt	18,859	334,685
Nonrecourse debt	98,621	—
Total variable-rate debt	467,480	4,009,685
Total debt	$5,249,458	$4,009,685
We have a $2.4 billion multi-currency senior unsecured revolving credit facility ("Multi-Currency Revolving Credit Facility") with a syndicate of lenders, which is scheduled to expire in October 2028. Interest on borrowings under the Multi-Currency Revolving Credit Facility accrues at specified rates based on our debt rating. We also pay facility fees to maintain the availability under the Multi-Currency Revolving Credit Facility at specified rates based on our debt rating. We may choose to repay or reduce our commitments under the Multi-Currency Revolving Credit Facility at any time. The Multi-Currency Revolving Credit Facility contains covenants, including compliance with a financial leverage ratio test, as well as others that impose limitations on, among other things, indebtedness of subsidiaries and asset sales, with which we were compliant as of March 31, 2024.
We have a commercial paper program whereby we may from time to time issue short-term promissory notes in an aggregate amount of up to $2.4 billion at any one time. Amounts available under the program may be borrowed, repaid, and re-borrowed from time to time. The maturities on the notes will vary, but may not exceed 365 days from the date of issuance. The notes will bear interest, if interest bearing, or will be sold at a discount from their face amounts. The commercial paper program does not increase our borrowing capacity as it is fully backed by our Multi-Currency Revolving Credit Facility. There were no borrowings outstanding under our commercial paper program as of March 31, 2024.
We have a $1,450 million receivables securitization facility ("Receivables Securitization Facility"), which was scheduled to expire in October 2025. In April 2024, we amended the Receivables Securitization Facility to extend the expiration to October 2026. We have available to us an accordion feature whereby the commitment on the Receivables Securitization Facility may be increased by up to $250 million, subject to lender approval, for seasonal needs during the December and March quarters. Interest rates are based on prevailing market rates for short-term commercial paper or 30-day Term SOFR plus a program fee. We pay a customary unused fee at prevailing market rates, annually, to maintain the availability under the Receivables Securitization Facility. The Receivables Securitization Facility contains similar covenants to the Multi-Currency Revolving Credit Facility, with which we were compliant as of March 31, 2024.
We had an uncommitted, unsecured line of credit available to us pursuant to a revolving credit note that was terminated in April 2024. We also had a £10 million uncommitted U.K. overdraft facility, which expired in February 2024, to fund short-term normal trading cycle fluctuations related to our MWI Animal Health business. We have an uncommitted, unsecured line of credit available to us pursuant to a money market credit agreement ("Money Market Facility"). The Money Market Facility provides us with the ability to request short-term unsecured revolving credit loans from time to time in a principal amount not to exceed $100 million. The Money Market Facility may be decreased or terminated by the bank or us at any time without prior notice.
In February 2024, we issued $500 million of 5.125% senior notes due in February 2034 (the "2034 Notes"). The 2034 Notes were sold at 99.867% of the principal amount with an effective yield of 5.132%. Interest on the 2034 Notes is payable semi-annually in arrears on February 15 and August 15 beginning on August 15, 2024. We will use the proceeds from the 2034 Notes to repay the $500 million of 3.400% senior notes that is due in May 2024.
Alliance Healthcare debt is comprised of uncommitted revolving credit facilities in various currencies with various rates. All of the outstanding borrowings were held in Turkey as of March 31, 2024. These facilities are used to fund its working capital needs.
Nonrecourse debt is comprised of short-term and long-term debt belonging to the Brazil subsidiary and is repaid solely from the Brazil subsidiary' cash flows and such debt agreements provide that the repayment of the loans (and interest thereon) is secured solely by the capital stock, physical assets, contracts, and cash flows of the Brazil subsidiary.
Share Purchase Programs and Dividends
In March 2023, our Board of Directors authorized a share repurchase program allowing us to purchase up to $1.0 billion of our outstanding shares of common stock, subject to market conditions. During the six months ended March 31, 2024, we purchased $436.4 million of our common stock, including $300.0 million from Walgreens Boots Alliance, Inc. As of March 31, 2024, we had $2,372.6 million of availability under this program.
In March 2024, our Board of Directors authorized a new share repurchase program allowing us to purchase up to $2.0 billion of our outstanding shares of common stock, subject to market conditions. No shares of common stock were purchased under this program as of March 31, 2024.
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
Commitments and Obligations
As discussed and defined in Note 10 of the Notes to Consolidated Financial Statements, on July 21, 2021, it was announced that we and the two other national pharmaceutical distributors had negotiated a Distributor Settlement Agreement. The Distributor Settlement Agreement became effective on April 2, 2022, and as of March 31, 2024, it included 48 of 49 eligible states (the “Settling States”) as well as 99% by population of the eligible political subdivisions in the Settling States. Our remaining estimated liability related to the Distributor Settlement Agreement, the State of Alabama (pursuant to an agreement) and other opioid-related litigation for which we have reached settlement agreements is approximately $5.1 billion on our Consolidated Balance Sheet as of March 31, 2024 and is expected to be paid over the next 14 years. The payment of the aforementioned litigation liability has not and is not expected to have an impact on our ability to pay dividends.
The following is a summary of our contractual obligations for future principal and interest payments on our debt, minimum rental payments on our noncancellable operating leases, and minimum payments on our other commitments as of March 31, 2024:

Payments Due by Period (in thousands)	Debt, Including Interest Payments	Operating Leases	Other Commitments	Total
Within 1 year	$1,268,261	$229,613	$143,767	$1,641,641
1-3 years	734,043	405,771	169,964	1,309,778
4-5 years	1,035,136	311,614	67,598	1,414,348
After 5 years	3,951,625	474,828	—	4,426,453
Total	$6,989,065	$1,421,826	$381,329	$8,792,220
The 2017 Tax Act requires a one-time transition tax to be recognized on historical foreign earnings and profits. As of March 31, 2024, we expect to pay a remaining $104.2 million, net of overpayments and tax credits, related to the transition tax over the next two years. The transition tax commitment is included in "Other Commitments" in the above table.
Our liability for uncertain tax positions was $574.2 million (including interest and penalties) as of March 31, 2024. This liability represents an estimate of tax positions that we have taken in our tax returns which may ultimately not be sustained upon examination by taxing authorities. Since the amount and timing of any future cash settlements cannot be predicted with reasonable certainty, the estimated liability has been excluded from the above contractual obligations table. Our liability for uncertain tax positions as of March 31, 2024 primarily includes an uncertain tax benefit related to the legal accrual for litigation in connection with the distribution of prescription opioid pain medications, as disclosed in Note 10 of the Notes to Consolidated Financial Statements.
Market Risks
We have exposure to foreign currency and exchange rate risk from our non-U.S. operations. Our largest exposure to foreign exchange rates exists primarily with the U.K. Pound Sterling, the Euro, the Turkish Lira, the Brazilian Real, and the Canadian Dollar. We use forward contracts to hedge against the foreign currency exchange rate impact on certain intercompany receivable and payable balances. We may use derivative instruments to hedge our foreign currency exposure, but not for speculative or trading purposes. Revenue from our foreign operations during the six months ended March 31, 2024 was approximately 10% of our consolidated revenue.
We have market risk exposure to interest rate fluctuations relating to our debt. We manage interest rate risk by using a combination of fixed-rate and variable-rate debt. The amount of variable-rate debt fluctuates during the year based on our working capital requirements. We had $467.5 million of variable-rate debt outstanding as of March 31, 2024. We periodically evaluate financial instruments to manage our exposure to fixed and variable interest rates. However, there are no assurances that such instruments will be available in the combinations we want and/or on terms acceptable to us. There were no such financial instruments in effect as of March 31, 2024.
We also have market risk exposure to interest rate fluctuations relating to our cash and cash equivalents. We had $2,068.9 million in cash and cash equivalents as of March 31, 2024. The unfavorable impact of a hypothetical decrease in interest rates on cash and cash equivalents would be partially offset by the favorable impact of such a decrease on variable-rate debt. For every $100 million of cash invested that is in excess of variable-rate debt, a 10-basis point decrease in interest rates would increase our annual net interest expense by $0.1 million.
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
Changes in Internal Control over Financial Reporting
During the second quarter of fiscal 2024, there was no change in Cencora, Inc.'s internal control over financial reporting identified in connection with the evaluation required by Rule 13a-15(d) and 15d-15(d) of the Exchange Act that occurred during the quarter ended March 31, 2024 that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.

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
The following table sets forth the number of shares purchased, the average price paid per share, the total number of shares purchased as part of publicly announced programs, and the approximate dollar value of shares that may yet be purchased under the programs during each month in the second fiscal quarter ended March 31, 2024. See Note 7, "Stockholders' Equity and Earnings per Share," contained in "Notes to Condensed Consolidated Financial Statements" in Part I, Item 1 of this Quarterly Report on Form 10-Q for additional information.

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Programs	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Programs
January 1 to January 31	86	$210.33	—	$423,491,280
February 1 to February 29	231,042	$235.49	216,008	$372,646,048
March 1 to March 31	1,087	$237.25	—	$2,372,646,048	1
Total	232,215		216,008
1     In March 2024, the Company's Board of Directors authorized a new share repurchase program allowing the Company to purchase up to $2.0 billion of its outstanding shares of common stock, subject to market conditions. However, this share repurchase program was not available to the Company until May 2024.
ITEM 3.  Defaults Upon Senior Securities
None.
ITEM 4.  Mine Safety Disclosures
Not applicable.
ITEM 5.  Other Information
During the quarter ended March 31, 2024, no director or officer adopted, modified or terminated a "Rule 10b5-1 trading arrangement" or "non-Rule10b5-1 trading arrangement" as each term is defined in Section 408(a) of Regulation S-K under the Exchange Act.

ITEM 6.  Exhibits

    (a)         Exhibits:

Exhibit Number	Description

3.1
Amended and Restated Certificate of Incorporation of Cencora, Inc., effective March 14, 2024 (incorporated by reference to Exhibit 3.1 to the Registrant's Current Report on Form 8-K filed on March 15, 2024).

4.1
Twelfth Supplemental Indenture, dated February 7, 2024, by and between Cencora, Inc. and U.S. Bank Trust Company, National Association (as successor in interest to U.S. Bank National Association) (including Form of 5.125% Senior Notes due 2034) (incorporated by reference to Exhibit 4.1 to the Registrant's Current Report on Form 8-K filed on February 7, 2024).

10.1
Share Repurchase Agreement, dated as of February 7, 2024, by and between Cencora, Inc. and Walgreens Boots Alliance Holdings LLC (incorporated by reference to Exhibit 10.1 to the Registrant's Current Report on Form 8-K filed on February 9, 2024).

‡10.2
Amended and Restated Employment Agreement, dated as of March 12, 2024, between the Company and Robert P. Mauch (incorporated by reference to Exhibit 10.1 to the Registrant's Current Report on Form 8-K/A filed on March 15, 2024).

‡10.3
Employment, Transition, and Release Agreement, dated as of March 12, 2024, between the Company and Steven H. Collis (incorporated by reference to Exhibit 10.2 to the Registrant's Current Report on Form 8-K/A filed on March 15, 2024).

‡10.4	Form of Restricted Stock Unit Award to Executive (2024) under the Registrant's 2022 Omnibus Incentive Plan.

31.1	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer.

31.2	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer.

32	Section 1350 Certifications of Chief Executive Officer and Chief Financial Officer.

101	Financial statements from the Quarterly Report on Form 10-Q of Cencora, Inc. for the quarter ended March 31, 2024, formatted in Inline Extensible Business Reporting Language (iXBRL): (i) the Consolidated Balance Sheets, (ii) the Consolidated Statements of Operations, (iii) the Consolidated Statements of Comprehensive Income, (iv) the Consolidated Statements of Changes in Stockholders' Equity, (v) the Consolidated Statements of Cash Flows, and (vi) the Notes to Consolidated Financial Statements.

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).
‡	Each marked exhibit is a management contract or a compensatory plan, contract or arrangement in which a director or executive officer of the Registrant participates or has participated.

SIGNATURES

    Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CENCORA, INC.

May 1, 2024	/s/ Steven H. Collis
Steven H. Collis
Chairman, President & Chief Executive Officer

May 1, 2024	/s/ James F. Cleary
James F. Cleary
Executive Vice President & Chief Financial Officer