Form 10-Q
period 2024-06-30
Cencora, Inc.
filed 2024-07-31
CIK 1140859

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE QUARTERLY PERIOD ENDED June 30, 2024
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

The number of shares of common stock of Cencora, Inc. outstanding as of July 26, 2024 was 197,046,826.

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

PART I. FINANCIAL INFORMATION
ITEM I. Financial Statements (Unaudited)
CENCORA, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

(in thousands, except share and per share data)	June 30, 2024	September 30, 2023
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$3,306,200	$2,592,051
Accounts receivable, less allowances for returns and credit losses: $1,271,241 as of June 30, 2024 and $1,433,396 as of September 30, 2023	24,051,478	20,911,081
Inventories	18,301,546	17,454,768
Right to recover assets	1,143,731	1,314,857
Income tax receivable	44,645	77,120
Prepaid expenses and other	459,662	448,949
Total current assets	47,307,262	42,798,826

Property and equipment, net	2,080,879	2,135,171
Goodwill	9,613,671	9,574,117
Other intangible assets	4,010,892	4,431,783
Deferred income taxes	229,653	200,667
Other assets	3,530,066	3,418,182

TOTAL ASSETS	$66,772,423	$62,558,746

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$49,883,049	$45,836,037
Accrued expenses and other	2,525,710	2,353,817
Short-term debt	565,108	641,344
Total current liabilities	52,973,867	48,831,198

Long-term debt	4,165,910	4,146,113
Accrued income taxes	332,364	310,676
Deferred income taxes	1,607,661	1,657,944
Accrued litigation liability	4,697,695	5,061,795
Other liabilities	1,934,423	1,884,733
Commitments and contingencies (Note 10)

Stockholders’ equity:
Common stock, $0.01 par value - authorized, issued, and outstanding: 600,000,000 shares, 296,054,632 shares, and 197,008,633 shares as of June 30, 2024, respectively, and 600,000,000 shares, 294,822,962 shares, and 200,814,804 shares as of September 30, 2023, respectively	2,961	2,948
Additional paid-in capital	5,989,201	5,844,578
Retained earnings	5,514,702	4,324,187
Accumulated other comprehensive loss	(1,279,169)	(1,402,607)
Treasury stock, at cost: 99,045,999 shares as of June 30, 2024 and 94,008,158 shares as of September 30, 2023	(9,302,486)	(8,247,103)
Total Cencora, Inc. stockholders' equity	925,209	522,003
Noncontrolling interest	135,294	144,284
Total stockholders' equity	1,060,503	666,287

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$66,772,423	$62,558,746
See notes to consolidated financial statements.

CENCORA, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Three months ended June 30,		Nine months ended June 30,
(in thousands, except per share data)	2024	2023	2024	2023
Revenue	$74,241,353	$66,947,043	$214,908,493	$193,251,080
Cost of goods sold	71,830,576	64,682,397	207,490,881	186,545,039
Gross profit	2,410,777	2,264,646	7,417,612	6,706,041
Operating expenses:
Distribution, selling, and administrative	1,383,206	1,304,141	4,170,763	3,916,156
Depreciation	107,940	104,504	318,348	304,727
Amortization	164,655	169,768	496,582	382,951
Litigation and opioid-related expenses (credit), net	14,485	(67,102)	161,553	(38,583)
Acquisition-related deal and integration expenses	25,758	19,283	69,431	99,392
Restructuring and other expenses	42,257	63,924	152,325	177,608
Operating income	672,476	670,128	2,048,610	1,863,790
Other loss (income), net	12,814	3,436	33,790	(18,612)
Interest expense, net	31,328	57,864	136,022	167,989
Income before income taxes	628,334	608,828	1,878,798	1,714,413
Income tax expense	140,740	129,615	366,991	330,817
Net income	487,594	479,213	1,511,807	1,383,596
Net (income) loss attributable to noncontrolling interests	(4,131)	368	(6,069)	11,132
Net income attributable to Cencora, Inc.	$483,463	$479,581	$1,505,738	$1,394,728

Earnings per share:
Basic	$2.44	$2.37	$7.56	$6.87
Diluted	$2.42	$2.35	$7.49	$6.80

Weighted average common shares outstanding:
Basic	198,260	202,349	199,253	202,908
Diluted	200,047	204,375	201,025	204,995

Cash dividends declared per share of common stock	$0.510	$0.485	$1.530	$1.455

See notes to consolidated financial statements.

CENCORA, INC. AND SUBSIDIARIES
 CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited)

	Three months ended June 30,		Nine months ended June 30,
(in thousands)	2024	2023	2024	2023
Net income	$487,594	$479,213	$1,511,807	$1,383,596
Other comprehensive (loss) income
Foreign currency translation adjustments	(31,116)	96,999	111,731	572,217
Other, net	262	(455)	189	(1,578)
Total other comprehensive (loss) income	(30,854)	96,544	111,920	570,639
Total comprehensive income	456,740	575,757	1,623,727	1,954,235
Comprehensive loss (income) attributable to noncontrolling interests	7,842	(6,732)	5,449	44,769
Comprehensive income attributable to Cencora, Inc.	$464,582	$569,025	$1,629,176	$1,999,004

See notes to consolidated financial statements.

CENCORA, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
(Unaudited)

(in thousands, except per share data)	Common Stock	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Treasury Stock	Noncontrolling Interest	Total
March 31, 2024	$2,959	$5,953,642	$5,133,770	$(1,260,288)	$(8,746,941)	$143,880	$1,227,022
Net income	—	—	483,463	—	—	4,131	487,594
Other comprehensive loss	—	—	—	(18,881)	—	(11,973)	(30,854)
Cash dividends, $0.510 per share	—	—	(102,531)	—	—	—	(102,531)
Exercises of stock options	2	12,929	—	—	—	—	12,931
Share-based compensation expense	—	22,178	—	—	—	—	22,178
Purchases of common stock	—	—	—	—	(555,510)	—	(555,510)
Employee tax withholdings related to restricted share vesting	—	—	—	—	(35)	—	(35)
Other, net	—	452	—	—	—	(744)	(292)
June 30, 2024	$2,961	$5,989,201	$5,514,702	$(1,279,169)	$(9,302,486)	$135,294	$1,060,503

(in thousands, except per share data)	Common Stock	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Treasury Stock	Noncontrolling Interests	Total
March 31, 2023	$2,944	$5,770,242	$3,691,314	$(1,316,138)	$(7,866,676)	$229,451	$511,137
Net income (loss)	—	—	479,581	—	—	(368)	479,213
Other comprehensive income	—	—	—	89,444	—	7,100	96,544
Cash dividends, $0.485 per share	—	—	(98,934)	—	—	—	(98,934)
Exercises of stock options	2	18,364	—	—	—	—	18,366
Share-based compensation expense	—	20,567	—	—	—	—	20,567
Purchases of common stock	—	—	—	—	(100,000)	—	(100,000)
Employee tax withholdings related to restricted share vesting	—	—	—	—	(3,105)	—	(3,105)
Other, net	1	(1,588)	—	—	—	(157)	(1,744)
June 30, 2023	$2,947	$5,807,585	$4,071,961	$(1,226,694)	$(7,969,781)	$236,026	$922,044

See notes to consolidated financial statements.

CENCORA, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
(Unaudited)

(in thousands, except per share data)	Common Stock	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Treasury Stock	Noncontrolling Interest	Total
September 30, 2023	$2,948	$5,844,578	$4,324,187	$(1,402,607)	$(8,247,103)	$144,284	$666,287
Net income	—	—	1,505,738	—	—	6,069	1,511,807
Other comprehensive income (loss)	—	—	—	123,438	—	(11,518)	111,920
Cash dividends, $1.53 per share	—	—	(315,223)	—	—	—	(315,223)
Exercises of stock options	4	31,556	—	—	—	—	31,560
Share-based compensation expense	—	113,410	—	—	—	—	113,410
Purchases of common stock	—	—	—	—	(995,262)	—	(995,262)
Employee tax withholdings related to restricted share vesting	—	—	—	—	(60,121)	—	(60,121)
Other, net	9	(343)	—	—	—	(3,541)	(3,875)
June 30, 2024	$2,961	$5,989,201	$5,514,702	$(1,279,169)	$(9,302,486)	$135,294	$1,060,503

(in thousands, except per share data)	Common Stock	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Treasury Stock	Noncontrolling Interests	Total
September 30, 2022	$2,927	$5,658,733	$2,977,646	$(1,830,970)	$(7,019,895)	$282,832	$71,273
Net income (loss)	—	—	1,394,728	—	—	(11,132)	1,383,596
Other comprehensive income (loss)	—	—	—	604,276	—	(33,637)	570,639
Cash dividends, $1.455 per share	—	—	(300,413)	—	—	—	(300,413)
Exercises of stock options	6	50,072	—	—	—	—	50,078
Share-based compensation expense	—	99,699	—	—	—	—	99,699
Purchases of common stock	—	—	—	—	(878,827)	—	(878,827)
Employee tax withholdings related to restricted share vesting	—	—	—	—	(71,059)	—	(71,059)
Other, net	14	(919)	—	—	—	(2,037)	(2,942)
June 30, 2023	$2,947	$5,807,585	$4,071,961	$(1,226,694)	$(7,969,781)	$236,026	$922,044

See notes to consolidated financial statements.

CENCORA, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Nine months ended June 30,
(in thousands)	2024	2023
OPERATING ACTIVITIES
Net income	$1,511,807	$1,383,596
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation, including amounts charged to cost of goods sold	336,955	307,345
Amortization, including amounts charged to interest expense	502,136	389,843
Provision for credit losses	30,216	21,264
Benefit for deferred income taxes	(106,076)	(89,968)
Share-based compensation expense	113,410	99,699
LIFO (credit) expense	(64,441)	114,272
Turkey highly inflationary impact	44,664	66,022
Loss on remeasurement of equity investment	24,752	—
Other, net	15,717	(8,674)
Changes in operating assets and liabilities, excluding the effects of acquisitions:
Accounts receivable	(3,085,563)	(2,249,881)
Inventories	(835,633)	(1,369,977)
Income taxes receivable	32,475	140,310
Prepaid expenses and other assets	126,998	95,435
Accounts payable	4,112,542	3,513,686
Accrued expenses	(87,271)	(163,660)
Income taxes payable and other liabilities	(97,896)	(158,031)
Long-term accrued litigation liability	(90,486)	(6,758)
NET CASH PROVIDED BY OPERATING ACTIVITIES	2,484,306	2,084,523
INVESTING ACTIVITIES
Capital expenditures	(304,849)	(282,862)
Cost of acquired companies, net of cash acquired	(24,487)	(1,409,681)
Cost of equity investments	(14,981)	(737,025)
Non-customer note receivable	(50,000)	—
Other, net	18,106	10,544
NET CASH USED IN INVESTING ACTIVITIES	(376,211)	(2,419,024)
FINANCING ACTIVITIES
Senior notes and loan borrowings	688,321	157,547
Senior notes and loan repayments	(659,255)	(759,593)
Borrowings under revolving and securitization credit facilities	56,683,347	49,810,302
Repayments under revolving and securitization credit facilities	(56,744,334)	(49,789,813)
Purchases of common stock	(986,388)	(907,214)
Exercises of stock options	31,560	50,078
Cash dividends on common stock	(315,223)	(300,413)
Employee tax withholdings related to restricted share vesting	(60,121)	(71,059)
Other, net	(11,641)	(5,099)
NET CASH USED IN FINANCING ACTIVITIES	(1,373,734)	(1,815,264)
EFFECT OF EXCHANGE RATE CHANGES ON CASH, CASH EQUIVALENTS, AND RESTRICTED CASH	(10,854)	104,479
INCREASE (DECREASE) IN CASH, CASH EQUIVALENTS, AND RESTRICTED CASH	723,507	(2,045,286)
Cash, cash equivalents, and restricted cash at beginning of period	2,752,889	3,593,539
CASH, CASH EQUIVALENTS, AND RESTRICTED CASH AT END OF PERIOD	$3,476,396	$1,548,253

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
The accompanying unaudited consolidated financial statements have been prepared in conformity with U.S. generally accepted accounting principles ("GAAP") for interim financial information and in accordance with the instructions to Form 10-Q, and Rule 10-01 of Regulation S-X. In the opinion of management, all adjustments (consisting only of normal recurring accruals, except as otherwise disclosed herein) considered necessary to present fairly the financial position as of June 30, 2024 and the results of operations and cash flows for the interim periods ended June 30, 2024 and 2023 have been included. Certain information and disclosures normally included in financial statements presented in accordance with U.S. GAAP, but which are not required for interim reporting purposes, have been omitted. The accompanying unaudited consolidated financial statements should be read in conjunction with the financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the fiscal year ended September 30, 2023.
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
The following represents a reconciliation of cash and cash equivalents in the Consolidated Balance Sheets to cash, cash equivalents, and restricted cash used in the Consolidated Statements of Cash Flows:

(amounts in thousands)	June 30, 2024	September 30, 2023	June 30, 2023	September 30, 2022
	(unaudited)		(unaudited)
Cash and cash equivalents	$3,306,200	$2,592,051	$1,389,345	$3,388,189
Restricted cash (included in Prepaid Expenses and Other)	104,463	97,722	96,623	144,980
Restricted cash (included in Other Assets)	65,733	63,116	62,285	60,370
Cash, cash equivalents, and restricted cash	$3,476,396	$2,752,889	$1,548,253	$3,593,539
Recently Adopted Accounting Pronouncements
As of June 30, 2024, there were no recently-adopted accounting standards that had a material impact on the Company’s financial position, results of operations, cash flows, or notes to the financial statements upon their adoption.
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
The following assets and liabilities of Profarma are included in the Company's Consolidated Balance Sheets:

(in thousands)	June 30, 2024	September 30, 2023
Cash and cash equivalents	$17,084	$33,256
Accounts receivables, net	210,990	253,419
Inventories	256,024	255,801
Prepaid expenses and other	67,360	63,327
Property and equipment, net	46,221	42,759
Other intangible assets	59,179	62,384
Other long-term assets	77,805	77,889
Total assets	$734,663	$788,835

Accounts payable	$257,445	$300,875
Accrued expenses and other	48,589	56,280
Short-term debt	65,013	73,650
Long-term debt	96,305	74,132
Deferred income taxes	24,099	22,701
Other long-term liabilities	55,532	54,691
Total liabilities	$546,983	$582,329
Profarma's assets can only be used to settle its obligations, and its creditors do not have recourse to the general credit of the Company.
Note 4.  Income Taxes
The Company files income tax returns in U.S. federal, state, and various foreign jurisdictions. As of June 30, 2024, the Company had unrecognized tax benefits, defined as the aggregate tax effect of differences between tax return positions and the benefits recognized in the Company’s financial statements, of $580.6 million ($501.8 million, net of federal benefit). If recognized, $488.1 million of these tax benefits would have reduced income tax expense and the effective tax rate. Included in this amount is $33.9 million of interest and penalties, which the Company records in Income Tax Expense in the Company's Consolidated Statements of Operations. In the nine months ended June 30, 2024, unrecognized tax benefits increased by $28.8 million. Over the next 12 months, tax authority audit resolutions and the expiration of statutes of limitations are not expected to materially impact unrecognized tax benefits.
The Company's effective tax rates were 22.4% and 19.5% for the three and nine months ended June 30, 2024, respectively. The Company's effective tax rates were 21.3% and 19.3% for the three and nine months ended June 30, 2023, respectively. The effective tax rates for the three months ended June 30, 2024 and 2023 were higher than the U.S. statutory rate primarily due to U.S. state income taxes, offset in part by the benefit of non-U.S. income taxed at rates lower than the U.S. statutory rate. The effective tax rate for the nine months ended June 30, 2024 was lower than the U.S. statutory rate primarily due to discrete tax benefits associated with foreign valuation allowance adjustments, the benefit of non-U.S. income taxed at rates lower than the U.S. statutory rate, and tax benefits associated with equity compensation, offset in part by U.S. state incomes taxes. The effective tax rate for the nine months ended June 30, 2023 was lower than the U.S. statutory rate primarily due to the benefit of non-U.S. income taxed at rates lower than the U.S. statutory rate, benefits from tax authority audit resolutions, and tax benefits associated with equity compensation, offset in part by U.S. state income taxes.

Note 5.  Goodwill and Other Intangible Assets
The following is a summary of the changes in the carrying value of goodwill, by reportable segment, for the nine months ended June 30, 2024:

(in thousands)	U. S. Healthcare Solutions	International Healthcare Solutions	Total
Goodwill as of September 30, 2023	$6,282,417	$3,291,700	$9,574,117
Purchase accounting adjustments	—	(12,904)	(12,904)
Goodwill recognized in connection with acquisitions	—	2,421	2,421
Foreign currency translation	988	49,049	50,037
Goodwill as of June 30, 2024	$6,283,405	$3,330,266	$9,613,671
The following is a summary of other intangible assets:

	June 30, 2024				September 30, 2023
(in thousands)	Weighted Average Remaining Useful Life	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Indefinite-lived trade names		$17,000	$—	$17,000	$17,000	$—	$17,000
Finite-lived:
Customer relationships	13 years	4,919,430	(1,439,163)	3,480,267	4,845,091	(1,213,200)	3,631,891
Trade names and other	4 years	1,239,158	(725,533)	513,625	1,224,795	(441,903)	782,892
Total other intangible assets		$6,175,588	$(2,164,696)	$4,010,892	$6,086,886	$(1,655,103)	$4,431,783
Amortization expense for finite-lived intangible assets was $164.7 million and $169.8 million in the three months ended June 30, 2024 and 2023, respectively. Amortization expense for finite-lived intangible assets was $496.6 million and $383.0 million in the nine months ended June 30, 2024 and 2023, respectively. Amortization expense for finite-lived intangible assets is estimated to be $662.0 million in fiscal 2024, $535.8 million in fiscal 2025, $361.3 million in fiscal 2026, $303.4 million in fiscal 2027, $292.2 million in fiscal 2028, and $2,335.8 million thereafter.

Note 6.  Debt
Debt consisted of the following:

(in thousands)	June 30, 2024	September 30, 2023
Multi-currency revolving credit facility due 2028	$—	$—
Receivables securitization facility due 2026	350,000	350,000
Money market facility	—	—
$500,000, 3.400% senior notes due 2024	—	499,677
$500,000, 3.250% senior notes due 2025	499,567	499,026
$750,000, 3.450% senior notes due 2027	747,095	746,464
$500,000, 2.800% senior notes due 2030	496,412	495,959
$1,000,000, 2.700% senior notes due 2031	992,438	991,600
$500,000, 5.125% senior notes due 2034	494,367	—
$500,000, 4.250% senior notes due 2045	495,540	495,378
$500,000, 4.300% senior notes due 2047	493,753	493,554
Alliance Healthcare debt	528	68,017
Nonrecourse debt	161,318	147,782
Total debt	4,731,018	4,787,457
Less Cencora, Inc. current portion	499,567	499,677
Less Alliance Healthcare current portion	528	68,017
Less nonrecourse current portion	65,013	73,650
Total, net of current portion	$4,165,910	$4,146,113
Multi-Currency Revolving Credit Facility
    The Company has a $2.4 billion multi-currency senior unsecured revolving credit facility ("Multi-Currency Revolving Credit Facility") with a syndicate of lenders, which is scheduled to expire in October 2028. Interest on borrowings under the Multi-Currency Revolving Credit Facility accrues at specified rates based upon the Company’s debt rating. The Company also pays facility fees to maintain the availability under the Multi-Currency Revolving Credit Facility at specified rates based on its debt rating. The Company may choose to repay or reduce its commitments under the Multi-Currency Revolving Credit Facility at any time. The Multi-Currency Revolving Credit Facility contains covenants, including compliance with a financial leverage ratio test, as well as others that impose limitations on, among other things, indebtedness of subsidiaries and asset sales, with which the Company was compliant as of June 30, 2024.
Commercial Paper Program
    The Company has a commercial paper program whereby it may from time to time issue short-term promissory notes in an aggregate amount of up to $2.4 billion at any one time. Amounts available under the program may be borrowed, repaid, and re-borrowed from time to time. The maturities on the notes will vary, but may not exceed 365 days from the date of issuance. The notes will bear interest, if interest bearing, or will be sold at a discount from their face amounts. The commercial paper program does not increase the Company’s borrowing capacity as it is fully backed by the Company’s Multi-Currency Revolving Credit Facility. There were no borrowings outstanding under the commercial paper program as of June 30, 2024.
Receivables Securitization Facility
The Company has a $1,450 million receivables securitization facility ("Receivables Securitization Facility"), which was scheduled to expire in October 2025. In April 2024, the Company amended the Receivables Securitization Facility to extend the expiration to October 2026. The Company has available to it an accordion feature whereby the commitment on the Receivables Securitization Facility may be increased by up to $250 million, subject to lender approval, for seasonal needs during the December and March quarters. Interest rates are based on prevailing market rates for short-term commercial paper or 30-day Term SOFR, plus a program fee. The Company pays a customary unused fee at prevailing market rates, annually, to maintain the availability under the Receivables Securitization Facility. The Receivables Securitization Facility contains similar covenants to the Multi-Currency Revolving Credit Facility, with which the Company was compliant as of June 30, 2024.

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
Senior Notes
In February 2024, the Company issued $500 million of 5.125% senior notes due in February 2034 (the "2034 Notes"). The 2034 Notes were sold at 99.867% of the principal amount with an effective yield of 5.132%. Interest on the 2034 Notes is payable semi-annually in arrears on February 15 and August 15 beginning on August 15, 2024. The 2034 Notes rank pari passu to the Company's other senior notes, the Multi-Currency Revolving Credit Facility, and the Money Market Facility. In May 2024, the Company used the proceeds from the 2034 Notes to repay the $500 million of 3.400% senior notes that matured.
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
Note 7.  Stockholders’ Equity and Earnings per Share
In March 2023, the Company's Board of Directors authorized a share repurchase program allowing the Company to purchase up to $1.0 billion of its outstanding shares of common stock, subject to market conditions. During the nine months ended June 30, 2024, the Company purchased 3.9 million shares of its common stock for a total of $809.0 million, including 2.5 million shares from Walgreens Boots Alliance, Inc. ("WBA") for $522.6 million, to complete its authorization under this program.
In March 2024, the Company's Board of Directors authorized a new share repurchase program allowing the Company to purchase up to $2.0 billion of its outstanding shares of common stock, subject to market conditions. In the nine months ended June 30, 2024, the Company purchased 0.8 million shares of its common stock for a total of $177.4 million, all of which was purchased from WBA. As of June 30, 2024, the Company had $1,822.6 million of availability under this program.
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
    The following illustrates the components of diluted weighted average shares outstanding for the periods indicated:

	Three months ended June 30,		Nine months ended June 30,
(in thousands)	2024	2023	2024	2023
Weighted average common shares outstanding - basic	198,260	202,349	199,253	202,908
Dilutive effect of restricted stock units and stock options	1,787	2,026	1,772	2,087
Weighted average common shares outstanding - diluted	200,047	204,375	201,025	204,995
There were no potentially dilutive restricted stock units that were antidilutive for the three months ended June 30, 2024 and 2023. The potentially dilutive restricted stock units that were antidilutive for the nine months ended June 30, 2024 and 2023 were 110 thousand and 125 thousand, respectively.

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
Revenue from the various agreements and arrangements with WBA was $18.8 billion and $55.7 billion in the three and nine months ended June 30, 2024, respectively. Revenue from the various agreements and arrangements with WBA was $17.4 billion and $50.4 billion in the three and nine months ended June 30, 2023, respectively. The Company’s receivable from WBA, net of incentives, was $7.9 billion and $8.1 billion as of June 30, 2024 and September 30, 2023, respectively.
Note 9. Restructuring and Other Expenses
    The following illustrates the expenses incurred by the Company for Restructuring and Other Expenses for the periods indicated:

	Three months ended June 30,		Nine months ended June 30,
(in thousands)	2024	2023	2024	2023
Restructuring and employee severance costs	$18,840	$38,209	$41,865	$85,060
Business transformation efforts	20,646	23,384	79,096	52,007
Other, net	2,771	2,331	31,364	40,541
Total restructuring and other expenses	$42,257	$63,924	$152,325	$177,608
Restructuring and employee severance costs in the three and nine months ended June 30, 2024 primarily included expenses incurred related to facility closures in connection with the Company's office optimization plan and workforce reductions in both of its reportable segments. Restructuring and employee severance costs in the three and nine months ended June 30, 2023 primarily included expenses incurred in connection with workforce reductions in both the Company's reportable segments.
Business transformation efforts in the three and nine months ended June 30, 2024 and 2023 included rebranding costs associated with the Company's name change to Cencora and non-recurring expenses related to significant strategic initiatives to improve operational efficiency, including certain technology initiatives. The majority of these costs related to services provided by third-party consultants.
As previously disclosed in the March 2024 quarter, the Company experienced a cybersecurity event where data from its information systems was exfiltrated. In connection with this event, the Company incurred costs that were recorded in Other, net in the above table. The majority of the costs included in Other, net in the three and nine months ended June 30, 2024 related to this cybersecurity event.
In the nine months ended June 30, 2023, one of the Company's foreign business units experienced a cybersecurity event that impacted a standalone legacy information technology platform in one country and the foreign business unit's ability to operate in that country for approximately two weeks. In connection with this event, the Company incurred costs to restore the foreign business unit's operations in that country, which were recorded in Other, net in the above table. The majority of the costs included in Other, net in the three and nine months ended June 30, 2023 related to this cybersecurity event.
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
Starting in December 2017, more than 2,000 cases were transferred to Multidistrict Litigation ("MDL") proceedings before the United States District Court for the Northern District of Ohio (the "MDL Court"). Since then, several cases filed by government and tribal plaintiffs that were selected as bellwether cases in the MDL have been resolved through trial or settlement. Following trial in two consolidated cases in West Virginia federal court, the court entered judgment in favor of the defendants, including the Company. The plaintiffs filed an appeal of the court’s decision on August 2, 2022, which remains pending. The MDL Court selected four cases filed by third-party payors to serve as additional litigation bellwethers. On May 31, 2024, the MDL Court severed and stayed these four cases against the Company and the two other national pharmaceutical distributors, pursuant to the settlement discussions to resolve litigation filed by a class of third-party payors, as discussed further below.
On July 21, 2021, the Company announced that it and the two other national pharmaceutical distributors had negotiated a Distributor Settlement Agreement that, if all conditions were satisfied, would result in the resolution of a substantial majority of opioid lawsuits filed by state and local governmental entities. The Distributor Settlement Agreement became effective on April 2, 2022, and as of September 30, 2023, it included 48 of 49 eligible states (the "Settling States"), as well as 99% by population of the eligible political subdivisions in the Settling States. Pursuant to the Distributor Settlement Agreement and related agreements with Settling States, the Company will pay up to approximately $6.4 billion over 18 years and comply with other requirements, including establishment of a clearinghouse that will consolidate data from all three national pharmaceutical distributors. The exact payment amount will depend on several factors, including the extent to which states take action to foreclose opioid lawsuits by subdivisions (e.g., laws barring opioid lawsuits by subdivisions). West Virginia and its subdivisions and Native American tribes are not a part of the Distributor Settlement Agreement, and the Company has reached separate agreements with those groups. The State of Alabama also did not participate in the Distributor Settlement Agreement and was pursuing a case against the Company (and another national pharmaceutical distributor) in Alabama state court, which was scheduled to begin trial on February 26, 2024. On February 28, 2024, the Company and another national distributor executed an agreement with the State of Alabama and all its participating subdivisions to resolve opioid-related claims. Pursuant to the agreement, the two distributors will pay approximately $245 million, including attorneys’ fees and costs, to the State of Alabama and its participating subdivisions. The Company’s 50% share of the $245 million settlement amount is a component of its overall $5.1 billion total liability accrual as of June 30, 2024. On July 1, 2024, the Court entered a Final Consent Judgment and Dismissal with Prejudice pursuant to the terms of the settlement agreement. In Maryland, a trial is scheduled for September 16, 2024 in a case filed by the Mayor and City Council of Baltimore.
The Company’s accrued litigation liability related to the Distributor Settlement Agreement, the State of Alabama, and non-participating government subdivisions (with whom the Company has not reached a settlement agreement), as well as other opioid-related litigation for which it has reached settlement agreements, as described above, was $5.1 billion as of June 30, 2024 and $5.5 billion as of September 30, 2023. The Company currently estimates that $431.1 million will be paid prior to June 30, 2025, which is recorded in Accrued Expenses and Other on the Company’s Consolidated Balance Sheet. In January 2024, the Company prepaid the net present value of a future obligation as permitted under its settlement agreements. The discount on the future obligation resulted in a $0.1 billion reduction of its accrued litigation liability. The remaining long-term liability of $4.7 billion is recorded in Accrued Litigation Liability on the Company's Consolidated Balance Sheet. While the Company has accrued its estimated liability for opioid litigation, it is unable to estimate the range of possible loss associated with the matters that are not included in the accrual. Because loss contingencies are inherently unpredictable and unfavorable developments or resolutions can occur, the assessment is highly subjective and requires judgments about future events. The Company regularly reviews opioid litigation matters to determine whether its accrual is adequate. The amount of ultimate loss may differ materially from the amount accrued to date. Until such time as otherwise resolved, the Company will continue to litigate and prepare for trial and to vigorously defend itself in all such matters. Since these matters are still developing, the Company is unable to predict the outcome, but the result of these lawsuits could include excessive monetary verdicts and/or injunctive relief that may affect the Company’s operations.
During the March 31, 2024 quarter and in the month of April 2024, the Company and two other national pharmaceutical distributors engaged in settlement discussions to resolve litigation filed by hospitals and third-party payors, and as a result, the Company recorded a liability of $214 million, representing the Company's expected share of those potential class action settlements. This amount is incremental to the $5.1 billion liability accrual noted above and is recorded in Accrued Expenses and Other on the Company's Consolidated Balance Sheet. Pursuant to these settlement discussions, a case in Alabama that involved up to eight plaintiff hospitals, and that was scheduled to begin trial on July 8, 2024, has now been severed and stayed as to the Company.
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
Shareholder Securities Litigation
On October 11, 2019, Teamsters Local 443 Health Services & Insurance Plan, St. Paul Electrical Construction Pension Plan, St. Paul Electrical Construction Workers Supplemental Pension Plan (2014 Restatement), Retirement Medical Funding Plan for the St. Paul Electrical Workers, and San Antonio Fire & Police Pension Fund filed a complaint for a purported derivative action in the Delaware Court of Chancery against the Company and certain of its current and former officers and directors (collectively, “Defendants”). The complaint alleges that the Defendants breached their fiduciary duties by failing to oversee the compliance by certain of the Company’s subsidiaries (including the Company’s former subsidiary Medical Initiatives, Inc. ("MII")) with federal regulations, allegedly resulting in the payment of fines and penalties in connection with the settlements with the USAO-EDNY in fiscal 2017 and 2018 that resolved claims arising from MII's pre-filled syringe program. In December 2019, Defendants filed a motion to dismiss the complaint. After briefing and oral argument, on August 24, 2020 the Delaware Court of Chancery denied Defendants' motion to dismiss. On September 24, 2020, the Company's Board of Directors established a Special Litigation Committee to conduct an investigation concerning the plaintiffs’ allegations, and on November 10, 2020, the Delaware Court of Chancery granted the Special Litigation Committee’s motion to stay the litigation pending its investigation. On September 22, 2021, the Special Litigation Committee filed its report under seal and moved to dismiss the case. The Delaware Court of Chancery granted the Special Litigation Committee's motion to dismiss on November 17, 2023, and entered an Order and Final Judgement on December 8, 2023. On January 5, 2024, the plaintiffs filed a notice of appeal to the Delaware Supreme Court from the Delaware Court of Chancery's November 17, 2023 decision granting the motion to dismiss and December 8, 2023 Order and Final Judgement. The appeal has been fully briefed and is scheduled for oral argument before the Delaware Supreme Court on September 11, 2024.
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
Note 11. Antitrust Settlements
Numerous lawsuits have been filed against certain brand pharmaceutical manufacturers alleging that the manufacturer, by itself or in concert with others, took improper actions to delay or prevent generic drugs from entering the market. These lawsuits are generally brought as class actions. The Company has not been named as a plaintiff in these lawsuits, but has been a member of the direct purchasers' class (i.e., those purchasers who purchase directly from these pharmaceutical manufacturers). None of the lawsuits has gone to trial, but some have settled in the past with the Company receiving proceeds from the settlement funds. The Company recognized gains related to these lawsuits of $51.6 million and $118.6 million in the three months ended June 30, 2024 and 2023, respectively. The Company recognized gains related to these lawsuits of $108.6 million and $168.5 million in the nine months ended June 30, 2024 and 2023, respectively. These gains, which are net of attorney fees and estimated payments due to other parties, were recorded as reductions to cost of goods sold in the Company’s Consolidated Statements of Operations.
Note 12.  Fair Value of Financial Instruments
The recorded amounts of the Company's cash and cash equivalents, accounts receivable, and accounts payable as of June 30, 2024 and September 30, 2023 approximate fair value based upon the relatively short-term nature of these financial instruments. Within Cash and Cash Equivalents, the Company had $1,532.0 million investments in money market accounts as of June 30, 2024 and had $1,489.0 million of investments in money market accounts as of September 30, 2023. The fair value of the money market accounts was determined based upon unadjusted quoted prices in active markets for identical assets, otherwise known as Level 1 inputs.
The recorded amount of long-term debt (see Note 6) and the corresponding fair value as of June 30, 2024 were $4,165.9 million and $3,781.3 million, respectively. The recorded amount of long-term debt and the corresponding fair value as of September 30, 2023 were $4,146.1 million and $3,572.6 million, respectively. The fair value of long-term debt was determined based upon inputs other than quoted prices, otherwise known as Level 2 inputs.
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
The following illustrates reportable and operating segment disaggregated revenue as required by Accounting Standards Codification 606, "Revenue from Contracts with Customer," for the periods indicated:

	Three months ended June 30,		Nine months ended June 30,
(in thousands)	2024	2023	2024	2023
U.S. Healthcare Solutions:
Human Health	$65,821,863	$58,583,385	$189,704,387	$169,113,962
Animal Health	1,369,735	1,316,814	3,963,910	3,716,272
Total U.S. Healthcare Solutions	67,191,598	59,900,199	193,668,297	172,830,234
International Healthcare Solutions:
Alliance Healthcare	5,641,912	5,698,635	17,122,456	16,720,262
Other Healthcare Solutions	1,409,964	1,349,142	4,123,032	3,703,728
Total International Healthcare Solutions	7,051,876	7,047,777	21,245,488	20,423,990
Intersegment eliminations	(2,121)	(933)	(5,292)	(3,144)
Revenue	$74,241,353	$66,947,043	$214,908,493	$193,251,080
The following illustrates reportable segment operating income information for the periods indicated:

	Three months ended June 30,		Nine months ended June 30,
(in thousands)	2024	2023	2024	2023
U.S. Healthcare Solutions	$698,305	$635,176	$2,237,493	$1,963,729
International Healthcare Solutions	179,391	187,132	559,706	524,405
Total segment operating income	$877,696	$822,308	$2,797,199	$2,488,134

The following reconciles total segment operating income to income before income taxes for the periods indicated:

	Three months ended June 30,		Nine months ended June 30,
(in thousands)	2024	2023	2024	2023
Total segment operating income	$877,696	$822,308	$2,797,199	$2,488,134
Gains from antitrust litigation settlements	51,605	118,611	108,567	168,510
LIFO (expense) credit	(6,839)	(34,952)	64,441	(114,272)
Turkey highly inflationary impact	(3,636)	(50,580)	(43,915)	(59,019)
Acquisition-related intangibles amortization	(163,850)	(169,154)	(494,373)	(381,146)
Litigation and opioid-related (expenses) credit, net	(14,485)	67,102	(161,553)	38,583
Acquisition-related deal and integration expenses	(25,758)	(19,283)	(69,431)	(99,392)
Restructuring and other expenses	(42,257)	(63,924)	(152,325)	(177,608)
Operating income	672,476	670,128	2,048,610	1,863,790
Other loss (income), net	12,814	3,436	33,790	(18,612)
Interest expense, net	31,328	57,864	136,022	167,989
Income before income taxes	$628,334	$608,828	$1,878,798	$1,714,413
Segment operating income is evaluated by the Chief Operating Decision Maker of the Company before gains from antitrust litigation settlements; LIFO (expense) credit; Turkey highly inflationary impact; acquisition-related intangibles amortization; litigation and opioid-related (expenses) credit, net; acquisition-related deal and integration expenses; and restructuring and other expenses. All corporate office expenses are allocated to the operating segment level.
Litigation and opioid-related (expenses) credit, net in the nine months ended June 30, 2024 includes a $214.0 million litigation accrual for ongoing litigation related to the distribution of prescription opioid medications (see Note 10). The nine-month period ended June 30, 2024 also includes a net $92.2 million opioid litigation settlement accrual reduction primarily as a result of the Company's prepayment of the net present value of a future obligation as permitted under its settlement agreements.
Litigation and opioid-related (expenses) credit, net in the three and nine months ended June 30, 2023 includes the receipt of $83.4 million from the H.D. Smith opioid litigation indemnity escrow.

ITEM 2.   Management’s Discussion and Analysis of Financial Condition and Results of Operations
Executive Summary
    This executive summary provides highlights from the results of operations that follow:
•Revenue increased by $7.3 billion, or 10.9%, and $21.7 billion, or 11.2%, from the prior year quarter and nine-month period, respectively, primarily due to growth in the U.S. Healthcare Solutions segment. The U.S. Healthcare Solutions segment grew its revenue by $7.3 billion, or 12.2%, and $20.8 billion, or 12.1%, from the prior year quarter and nine-month period, respectively, due to overall market growth primarily driven by unit volume growth, including increased sales of products labeled for diabetes and/or weight loss in the glucagon-like peptide-1, or "GLP-1," class, increased sales of specialty products to physician practices and health systems, and increased sales of COVID-19 vaccines. International Healthcare Solutions' revenue was flat compared to the prior year quarter and increased by $0.8 billion, or 4.0%, from the prior year nine-month period. The increase from the prior year nine-month period is primarily due to increased sales at Alliance Healthcare, our European distribution business, and increased sales in our Canadian business.
•Gross profit increased by $146.1 million, or 6.5%, and $711.6 million, or 10.6%, from the prior year quarter and nine-month period, respectively. The increase from the prior year quarter was primarily due to the increase in gross profit in the U.S. Healthcare Solutions segment and a lower Turkey highly inflationary impact on inventory, offset in part by lower gains from antitrust litigation settlements. The increase from the prior year nine-month period was primarily due to the increase in gross profit in both reportable segments and a LIFO credit in the current year period in comparison to LIFO expense in the prior year period, offset in part by lower gains from antitrust litigation settlements. U.S. Healthcare Solutions' gross profit increased by $136.2 million, or 9.7%, and $449.9 million, or 10.3%, from the prior year quarter and nine-month period, respectively, primarily due to increased sales. Gross profit in International Healthcare Solutions increased by $3.1 million, or 0.4%, and $129.5 million, or 5.5%, from the prior year quarter and nine-month period, respectively. The increase from the prior year nine-month period was due to growth at all of its businesses.
•Total operating expenses increased by $143.8 million, or 9.0%, and $526.8 million, or 10.9%, from the prior year quarter and nine-month period, respectively. The increase from the prior year quarter was largely due to increases in distribution, selling, and administrative expenses, and litigation and opioid-related expenses, which was a credit in the prior year quarter due to the receipt of funds previously held in an opioid indemnity escrow account. The increase from the prior year nine-month period is primarily a result of increases in distribution, selling, and administrative expenses, amortization expense, and litigation and opioid-related expenses, which was a credit in the prior year nine-month period due to the receipt of funds previously held in an opioid indemnity escrow account.
•Total segment operating income increased by $55.4 million, or 6.7%, and $309.1 million, or 12.4%, from the prior year quarter and nine-month period, respectively. U.S. Healthcare Solutions' operating income increased by $63.1 million and $273.8 million from prior year quarter and nine-month period, respectively, and International Healthcare Solutions' operating income decreased by $7.7 million and increased by $35.3 million from the prior year quarter and nine-month period, respectively.
•Our effective tax rates were 22.4% and 19.5% for the three and nine months ended June 30, 2024, respectively. Our effective tax rates were 21.3% and 19.3% for the three and nine months ended June 30, 2023, respectively. Our effective tax rates for the three months ended June 30, 2024 and 2023 were higher than the U.S. statutory rate primarily due to U.S. state income taxes, offset in part by the benefit of non-U.S. income taxed at rates lower than the U.S. statutory rate. Our effective tax rate for the nine months ended June 30, 2024 was lower than the U.S. statutory rate primarily due to discrete tax benefits associated with foreign valuation allowance adjustments, the benefit of non-U.S. income taxed at rates lower than the U.S. statutory rate, and tax benefits associated with equity compensation, offset in part by U.S. state incomes taxes. Our effective tax rate for the nine months ended June 30, 2023 was lower than the U.S. statutory rate primarily due to the benefit of non-U.S. income taxed at rates lower than the U.S. statutory rate, benefits from tax authority audit resolutions, and tax benefits associated with equity compensation, offset in part by U.S. state income taxes.

Results of Operations
Revenue

	Three months ended June 30,			Nine months ended June 30,
(dollars in thousands)	2024	2023	Change	2024	2023	Change
U.S. Healthcare Solutions:
Human Health	$65,821,863	$58,583,385	12.4%	$189,704,387	$169,113,962	12.2%
Animal Health	1,369,735	1,316,814	4.0%	3,963,910	3,716,272	6.7%
Total U.S. Healthcare Solutions	67,191,598	59,900,199	12.2%	193,668,297	172,830,234	12.1%
International Healthcare Solutions:
Alliance Healthcare	5,641,912	5,698,635	(1.0)%	17,122,456	16,720,262	2.4%
Other Healthcare Solutions	1,409,964	1,349,142	4.5%	4,123,032	3,703,728	11.3%
Total International Healthcare Solutions	7,051,876	7,047,777	0.1%	21,245,488	20,423,990	4.0%
Intersegment eliminations	(2,121)	(933)		(5,292)	(3,144)
Revenue	$74,241,353	$66,947,043	10.9%	$214,908,493	$193,251,080	11.2%
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
Revenue increased by $7.3 billion, or 10.9%, and $21.7 billion, or 11.2%, from the prior year quarter and nine-month period, respectively, primarily due to growth in the U.S. Healthcare Solutions segment.
The U.S. Healthcare Solutions segment grew its revenue by $7.3 billion, or 12.2%, and $20.8 billion, or 12.1%, from the prior year quarter and nine-month period, respectively, due to overall market growth primarily driven by unit volume growth, including increased sales of $2.1 billion and $5.5 billion of products labeled for diabetes and/or weight loss in the GLP-1 class from the prior year quarter and nine-month period, respectively, increased sales of specialty products to physician practices and health systems, and increased sales of COVID-19 vaccines (primarily in the nine-month period). Sales, including GLP-1 products and COVID-19 vaccines, to our two largest customers increased by $2.0 billion and $7.8 billion in comparison to the prior year quarter and nine-month period, respectively.
International Healthcare Solutions' revenue was flat compared to the prior year quarter and increased $0.8 billion, or 4.0%, from the prior year nine-month period. The increase from the prior year nine-month period is primarily due to increased sales of $0.4 billion at our European distribution business and increased sales of $0.3 billion in our Canadian business.
A number of our contracts with customers, including group purchasing organizations, are typically subject to expiration each year. We may lose a significant customer if an existing contract with such customer expires without being extended, renewed, or replaced. During the nine months ended June 30, 2024, no significant contracts expired. Over the next twelve months, there are no significant contracts scheduled to expire. Additionally, from time to time, significant contracts may be terminated in accordance with their terms or extended, renewed, or replaced prior to their expiration dates. If those contracts are extended, renewed, or replaced at less favorable terms, they may also negatively impact our revenue, results of operations, and cash flows.

Gross Profit

	Three months ended June 30,			Nine months ended June 30,
(dollars in thousands)	2024	2023	Change	2024	2023	Change
U.S. Healthcare Solutions	$1,547,022	$1,410,822	9.7%	$4,797,786	$4,347,841	10.3%
International Healthcare Solutions	823,796	820,745	0.4%	2,492,450	2,362,981	5.5%
Intersegment eliminations	(1,171)	—		(1,717)	—
Gains from antitrust litigation settlements	51,605	118,611		108,567	168,510
LIFO (expense) credit	(6,839)	(34,952)		64,441	(114,272)
Turkey highly inflationary impact	(3,636)	(50,580)		(43,915)	(59,019)
Gross profit	$2,410,777	$2,264,646	6.5%	$7,417,612	$6,706,041	10.6%
    Gross profit increased by $146.1 million, or 6.5%, and $711.6 million, or 10.6%, from the prior year quarter and nine-month period, respectively. The increase from the prior year quarter was primarily due to the increase in gross profit in the U.S. Healthcare Solutions segment and a lower Turkey highly inflationary impact on inventory, offset in part by lower gains from antitrust litigation settlements. The increase from the prior year nine-month period was primarily due to the increase in gross profit in both reportable segments and a LIFO credit in the current year period in comparison to LIFO expense in the prior year period, offset in part by lower gains from antitrust litigation settlements.
U.S. Healthcare Solutions' gross profit increased by $136.2 million, or 9.7%, and $449.9 million, or 10.3%, from the prior year quarter and nine-month period, respectively, primarily due to increased sales. As a percentage of revenue, U.S. Healthcare Solutions' gross profit margins were 2.30% and 2.48% in the current year quarter and nine-month period, respectively, and represented declines of 6 basis points and 4 basis points from the prior year quarter and nine-month period, respectively, primarily due to higher sales of GLP-1 products, which have lower gross profit margins, offset in part by higher sales of COVID-19 vaccines (primarily in the nine-month period), which have higher gross profit margins.
Gross profit in International Healthcare Solutions increased by $3.1 million, or 0.4%, and $129.5 million, or 5.5%, from the prior year quarter and nine-month period, respectively. The increase from the prior year nine-month period was due to growth at all of its businesses.
We recognized gains from antitrust litigation settlements with pharmaceutical manufacturers of $51.6 million and $118.6 million in the three months ended June 30, 2024 and 2023, respectively, and $108.6 million and $168.5 million in the nine months ended June 30, 2024 and 2023, respectively. The gains were recorded as reductions to Cost of Goods Sold (see Note 11 of the Notes to Consolidated Financial Statements).
Our cost of goods sold for interim periods includes a LIFO provision that is recorded ratably on a quarterly basis and is based on our estimated annual LIFO provision. The annual LIFO provision, which we estimate on a quarterly basis, is affected by manufacturer pricing practices, which may be impacted by market and other external influences, expected changes in inventory quantities, and product mix, many of which are difficult to predict. Changes to any of the above factors may have a material impact on our annual LIFO provision. Based on estimates in our current fiscal year LIFO provision, the LIFO credit in the current year nine-month period in comparison to the LIFO expense in the prior year nine-month period was primarily driven by lower brand pharmaceutical inflation largely due to price decreases by manufacturers of wholesale acquisition costs of certain products.
We recognized expenses in Cost of Goods Sold of $3.6 million and $50.6 million in the three months ended June 30, 2024 and 2023, respectively, and $43.9 million and $59.0 million in the nine months ended June 30, 2024 and 2023, respectively, related to the impact of Turkey highly inflationary accounting. These expenses were driven by the weakening of the Turkish Lira.

Operating Expenses

	Three months ended June 30,			Nine months ended June 30,
(dollars in thousands)	2024	2023	Change	2024	2023	Change
Distribution, selling, and administrative	$1,383,206	$1,304,141	6.1%	$4,170,763	$3,916,156	6.5%
Depreciation and amortization	272,595	274,272	(0.6)%	814,930	687,678	18.5%
Litigation and opioid-related expenses (credit), net	14,485	(67,102)		161,553	(38,583)
Acquisition-related deal and integration expenses	25,758	19,283		69,431	99,392
Restructuring and other expenses	42,257	63,924		152,325	177,608
Total operating expenses	$1,738,301	$1,594,518	9.0%	$5,369,002	$4,842,251	10.9%
Distribution, selling, and administrative expenses increased by $79.1 million, or 6.1%, and $254.6 million, or 6.5%, compared to prior year quarter and nine-month period, respectively, primarily to support revenue growth. As a percentage of revenue, distribution, selling, and administrative expenses were 1.86% and 1.94% in the current year quarter and nine-month period, respectively, which represented declines of 9 basis points compared to the prior year quarter and nine-month period as initiatives taken in fiscal 2023 improved operating efficiency across many of our businesses and administrative functions and the 10.9% and 11.2% revenue growth in the current fiscal quarter and nine-month period, respectively, improved our operating leverage.
Depreciation expense increased 3.3% and 4.5% from the prior year quarter and nine-month period, respectively. Amortization expense decreased 3.0% from the prior year quarter and increased 29.7% from the prior year nine-month period. The increase from the prior year nine-month period was primarily due to accelerated amortization expense, which we began recording in February 2023, in connection with the shortened useful lives of certain trade names resulting from our company name change and gradual transition away from other tradenames used, which were acquired through prior acquisitions.
Litigation and opioid-related expenses, net in the three months ended June 30, 2024 included legal fees in connection with opioid lawsuits and investigations. Litigation and opioid-related expenses, net in the nine months ended June 30, 2024 included a $214.0 million litigation accrual for ongoing litigation related to the distribution of prescription opioid medications (see Note 10 of the Notes to Consolidated Financial Statements) and $39.7 million of legal fees in connection with opioid lawsuits and investigations, offset in part by a net $92.2 million opioid litigation settlement accrual reduction primarily as a result of our prepayment of the net present value of a future obligation as permitted under our opioid settlement agreements. Litigation and opioid-related credit in the three and nine months ended June 30, 2023 included the receipt of $83.4 million from the H.D. Smith opioid indemnity escrow and was offset in part by $16.3 million and $44.8 million of legal fees in connection with opioid lawsuits and investigations in three and nine months ended June 30, 2023, respectively.
Acquisition-related deal and integration expenses in the three and nine months ended June 30, 2024 and 2023 primarily related to the continued integration of Alliance Healthcare and PharmaLex.
Restructuring and other expenses are comprised of the following for the periods indicated:

	Three months ended June 30,		Nine months ended June 30,
(in thousands)	2024	2023	2024	2023
Restructuring and employee severance costs	$18,840	$38,209	$41,865	$85,060
Business transformation efforts	20,646	23,384	79,096	52,007
Other, net	2,771	2,331	31,364	40,541
Total restructuring and other expenses	$42,257	$63,924	$152,325	$177,608
Restructuring and employee severance costs in the three and nine months ended June 30, 2024 primarily included expenses incurred related to facility closures in connection with our office optimization plan and workforce reductions in both of our reportable segments. Restructuring and employee severance costs in the three and nine months ended June 30, 2023 primarily included expenses incurred in connection with workforce reductions in both of our reportable segments.
Business transformation efforts in the three and nine months ended June 30, 2024 and 2023 included rebranding costs associated with our name change to Cencora and non-recurring expenses related to significant strategic initiatives to improve operational efficiency, including certain technology initiatives. The majority of these costs related to services provided by third-party consultants.
As previously disclosed in the March 2024 quarter, we experienced a cybersecurity event where data from our information systems was exfiltrated. In connection with this event, we incurred costs that were recorded in Other, net in the above table. The majority of the costs included in Other, net in the three and nine months ended June 30, 2024 related to this cybersecurity event.
In the nine months ended June 30, 2023, one of our foreign business units experienced a cybersecurity event that impacted a standalone legacy information technology platform in one country and the foreign business unit's ability to operate in that country for approximately two weeks. In connection with this event, we incurred costs to restore the foreign business unit's operations in that country, which were recorded in Other, net in the above table. The majority of the costs included in Other, net in the three and nine months ended June 30, 2023 related to this cybersecurity event.
Operating Income

	Three months ended June 30,			Nine months ended June 30,
(dollars in thousands)	2024	2023	Change	2024	2023	Change
U.S. Healthcare Solutions	$698,305	$635,176	9.9%	$2,237,493	$1,963,729	13.9%
International Healthcare Solutions	179,391	187,132	(4.1)%	559,706	524,405	6.7%
Total segment operating income	877,696	822,308	6.7%	2,797,199	2,488,134	12.4%

Gains from antitrust litigation settlements	51,605	118,611		108,567	168,510
LIFO (expense) credit	(6,839)	(34,952)		64,441	(114,272)
Turkey highly inflationary impact	(3,636)	(50,580)		(43,915)	(59,019)
Acquisition-related intangibles amortization	(163,850)	(169,154)		(494,373)	(381,146)
Litigation and opioid-related (expenses) credit, net	(14,485)	67,102		(161,553)	38,583
Acquisition-related deal and integration expenses	(25,758)	(19,283)		(69,431)	(99,392)
Restructuring and other expenses	(42,257)	(63,924)		(152,325)	(177,608)
Operating income	$672,476	$670,128	0.4%	$2,048,610	$1,863,790	9.9%
U.S. Healthcare Solutions' operating income increased by $63.1 million, or 9.9%, and $273.8 million, or 13.9%, from prior year quarter and nine-month period, respectively, primarily due to the increases in gross profit, as noted above, and was offset in part by the increases in operating expenses. As a percentage of revenue, U.S. Healthcare Solutions' operating income margin was 1.04% in the current year quarter and represented a decline of 2 basis points compared to the prior year quarter primarily due to a decline in gross profit margin, as described above in the Gross Profit section. As a percentage of revenue, U.S. Healthcare Solutions' operating income margin was 1.16% in the current year nine-month period and represented an increase of 2 basis points from the prior year nine-month period primarily due to a decline in operating expense margin, as described above in the Operating Expense section.
International Healthcare Solutions' operating income decreased by $7.7 million, or 4.1%, from the prior year quarter and increased $35.3 million, or 6.7%, from the prior year nine-month period. The decrease in the current year quarter was primarily due to higher information technology operating expenses in our European distribution businesses and lower operating income at our global specialty logistics business, which was offset in part by the positive results of our Canadian business. We have also recently experienced a weakening in demand for specialized services in the life sciences industry, which may continue to impact the operating results of PharmaLex. The increase in the current year nine-month period was primarily due to our Canadian business, our global specialty logistics business, our less-than-wholly-owned Brazil full-line distribution business, and the January 2023 acquisition of PharmaLex, offset in part by foreign currency pressure and higher information technology operating expenses in our European distribution business and the September 2023 divestiture of its less-than-wholly-owned subsidiary in Egypt, which was profitable in the prior year nine-month period.

Other Loss (Income), Net
We recorded losses on the remeasurement of an equity investment of $13.3 million and $24.8 million in the three and nine months ended June 30, 2024, respectively.
Interest Expense, Net
Interest expense, net and the respective weighted average interest rates for the three months ended June 30, 2024 and 2023 are as follows:

	2024		2023
(dollars in thousands)	Amount	Weighted Average Interest Rate	Amount	Weighted Average Interest Rate
Interest expense	$58,936	3.82%	$68,466	3.72%
Interest income	(27,608)	5.30%	(10,602)	4.31%
Interest expense, net	$31,328		$57,864
Interest expense, net decreased by $26.5 million, or 45.9%, from the prior year quarter due to the increase in interest income and the decrease in interest expense. The increase in interest income was driven by higher investment interest rates and higher average investment cash balances in the current year quarter in comparison to the prior year quarter. The decrease in interest expense was driven by decreased variable-rate borrowings and the September 2023 divestiture of our less-than-wholly-owned subsidiary in Egypt.
Interest expense, net and the respective weighted average interest rates for the nine months ended June 30, 2024 and 2023 are as follows:

	2024		2023
(dollars in thousands)	Amount	Weighted Average Interest Rate	Amount	Weighted Average Interest Rate
Interest expense	$194,362	3.93%	$201,544	3.51%
Interest income	(58,340)	5.11%	(33,555)	3.34%
Interest expense, net	$136,022		$167,989
Interest expense, net decreased by $32.0 million, or 19.0%, from the prior year nine-month period due to the increase in interest income, and the decrease in interest expense. The increase in interest income was driven by higher investment interest rates and higher average investment cash balances in the current year period in comparison to the prior year period. The interest expense decrease was primarily driven by September 2023 divestiture of our less-than-wholly-owned subsidiary in Egypt, offset in part by increased variable-rate borrowings.
Income Tax Expense
Our effective tax rates were 22.4% and 19.5% for the three and nine months ended June 30, 2024, respectively. Our effective tax rates were 21.3% and 19.3% for the three and nine months ended June 30, 2023, respectively. Our effective tax rates for the three months ended June 30, 2024 and 2023 were higher than the U.S. statutory rate primarily due to U.S. state income taxes, offset in part by the benefit of non-U.S. income taxed at rates lower than the U.S. statutory rate. Our effective tax rate for the nine months ended June 30, 2024 was lower than the U.S. statutory rate primarily due to discrete tax benefits associated with foreign valuation allowance adjustments, the benefit of non-U.S. income taxed at rates lower than the U.S. statutory rate, and tax benefits associated with equity compensation, offset in part by U.S. state incomes taxes. Our effective tax rate for the nine months ended June 30, 2023 was lower than the U.S. statutory rate primarily due to the benefit of non-U.S. income taxed at rates lower than the U.S. statutory rate, benefits from tax authority audit resolutions, and tax benefits associated with equity compensation, offset in part by U.S. state income taxes.
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
Cash Flows
As of June 30, 2024 and September 30, 2023, our cash and cash equivalents held by foreign subsidiaries were $700.4 million and $640.5 million, respectively. We have the ability to repatriate the majority of our cash and cash equivalents held by our foreign subsidiaries without incurring significant additional taxes upon repatriation.
We have increased seasonal needs related to our inventory build during the December and March quarters that, depending on our cash balance, may require the use of our credit facilities to fund short-term capital needs. Our cash balances in the nine months ended June 30, 2024 and 2023 were supplemented by intra-period credit facility borrowings to cover short-term working capital needs. The largest amount of intra-period borrowings under our revolving and securitization credit facilities that was outstanding at any one time during the nine months ended June 30, 2024 and 2023 was $3.2 billion and $2.1 billion, respectively. We had $56.7 billion and $49.5 billion of cumulative intra-period borrowings that were repaid under our credit facilities during the nine months ended June 30, 2024 and 2023, respectively.
Our net cash provided by operating activities increased by $399.8 million in the nine months ended June 30, 2024 compared to the nine months ended June 30, 2023 largely due to our growth and the timing of cash receipts and disbursements. More specifically, the drivers of this increase related to the following:
•Our growth led to an increase in our net income plus non-cash items to $2.4 billion in the nine months ended June 30, 2024 from $2.3 billion in the nine months ended June 30, 2023.
•The timing of cash receipts and disbursements can significantly impact our working capital. We are able to maintain a negative working capital balance, as our days payable outstanding is greater than the sum of our days sales outstanding and days inventory on hand. Therefore, as we grow, absent timing or a specifically identifiable event or transaction, accounts receivable, inventory, and accounts payable will correspondingly increase, with the increase in accounts payable outpacing the increase in accounts receivable and inventory. In the nine months ended June 30, 2024, the growth of our accounts receivable, inventories, and accounts payable balances provided $191.3 million of cash from operations compared to a use of cash from operations of $106.2 million in the nine months ended June 30, 2023.
During the nine months ended June 30, 2024, our operating activities provided cash of $2,484.3 million and was principally the result of the following:
•An increase in accounts payable of $4,112.5 million primarily due to the increase in our inventory balances and the timing of scheduled payments to our suppliers;
•Net income of $1,511.8 million; and
•Positive non-cash items of $897.3 million, which is primarily comprised of amortization expense of $502.1 million and depreciation expense of $337.0 million.
The cash provided by the above items was offset in part by the following:
•An increase in accounts receivable of $3,085.6 million primarily due to an increase in sales and the timing of scheduled payments from our customers; and
•An increase in inventories of $835.6 million to support the increase in business volume.
During the nine months ended June 30, 2023, our operating activities provided cash of $2,084.5 million and was principally the result of the following:
•An increase in accounts payable of $3,513.7 million primarily due to the increase in our inventory balances and the timing of scheduled payments to our suppliers;
•Net income of $1,383.6 million; and
•Positive non-cash items of $899.8 million, which is primarily comprised of amortization expense of $389.8 million and depreciation expense of $307.3 million.
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

	Three months ended June 30,		Nine months ended June 30,
	2024	2023	2024	2023
Days sales outstanding	29.0	27.6	28.9	27.5
Days inventory on hand	25.8	27.4	26.8	28.0
Days payable outstanding	60.1	60.1	60.7	60.0
Our cash flows from operating activities can vary significantly from period to period based upon fluctuations in our period-end working capital account balances. Additionally, any changes to payment terms with a significant customer or manufacturer supplier could have a material impact to our cash flows from operations. Operating cash flows during the nine months ended June 30, 2024 included $197.7 million of interest payments and $408.9 million of income tax payments, net of refunds. Operating cash flows during the nine months ended June 30, 2023 included $200.9 million of interest payments and $342.7 million of income tax payments, net of refunds.
Capital expenditures in the nine months ended June 30, 2024 and 2023 were $304.8 million and $282.9 million, respectively. Significant capital expenditures in the nine months ended June 30, 2024 and 2023 included investments in various technology initiatives, including technology investments at Alliance Healthcare.
We currently expect to invest approximately $500 million for capital expenditures during fiscal 2024. Larger 2024 capital expenditures will include investments relating to various technology initiatives, including technology investments at Alliance Healthcare.
In addition to capital expenditures, net cash used in investing activities in the nine months ended June 30, 2023 included $1,406.3 million for the acquisition of PharmaLex and $718.4 million for our investment in OneOncology.
Net cash used in financing activities in the nine months ended June 30, 2024 principally resulted from $986.4 million purchases of our common stock, the repayment of our $500 million of 3.400% senior notes that matured in May 2024, and $315.2 million in cash dividends paid on our common stock, offset in part by the issuance of our $500 million of 5.125% senior notes in February 2024. Net cash used in financing activities in the nine months ended June 30, 2023 principally resulted from $907.2 million purchases of our common stock, a $675 million repayment of our 0.737% senior notes that matured in March 2023, and $300.4 million in cash dividends paid on our common stock.

Debt and Credit Facility Availability
The following table illustrates our debt structure as of June 30, 2024, including availability under the multi-currency revolving credit facility, the receivables securitization facility, the money market facility, and the Alliance Healthcare debt:

(in thousands)	Outstanding Balance	Additional Availability
Fixed-Rate Debt:
$500,000, 3.250% senior notes due 2025	$499,567	$—
$750,000, 3.450% senior notes due 2027	747,095	—
$500,000, 2.800% senior notes due 2030	496,412	—
$1,000,000, 2.700% senior notes due 2031	992,438	—
$500,000, 5.125% senior notes due 2034	494,367	—
$500,000, 4.250% senior notes due 2045	495,540	—
$500,000, 4.300% senior notes due 2047	493,753	—
Nonrecourse debt	64,020	—
Total fixed-rate debt	4,283,192	—

Variable-Rate Debt:
Multi-currency revolving credit facility due 2028	—	2,400,000
Receivables securitization facility due 2026	350,000	1,100,000
Money market facility	—	100,000
Alliance Healthcare debt	528	333,249
Nonrecourse debt	97,298	—
Total variable-rate debt	447,826	3,933,249
Total debt	$4,731,018	$3,933,249
We have a $2.4 billion multi-currency senior unsecured revolving credit facility ("Multi-Currency Revolving Credit Facility") with a syndicate of lenders, which is scheduled to expire in October 2028. Interest on borrowings under the Multi-Currency Revolving Credit Facility accrues at specified rates based on our debt rating. We also pay facility fees to maintain the availability under the Multi-Currency Revolving Credit Facility at specified rates based on our debt rating. We may choose to repay or reduce our commitments under the Multi-Currency Revolving Credit Facility at any time. The Multi-Currency Revolving Credit Facility contains covenants, including compliance with a financial leverage ratio test, as well as others that impose limitations on, among other things, indebtedness of subsidiaries and asset sales, with which we were compliant as of June 30, 2024.
We have a commercial paper program whereby we may from time to time issue short-term promissory notes in an aggregate amount of up to $2.4 billion at any one time. Amounts available under the program may be borrowed, repaid, and re-borrowed from time to time. The maturities on the notes will vary, but may not exceed 365 days from the date of issuance. The notes will bear interest, if interest bearing, or will be sold at a discount from their face amounts. The commercial paper program does not increase our borrowing capacity as it is fully backed by our Multi-Currency Revolving Credit Facility. There were no borrowings outstanding under our commercial paper program as of June 30, 2024.
We have a $1,450 million receivables securitization facility ("Receivables Securitization Facility"), which was scheduled to expire in October 2025. In April 2024, we amended the Receivables Securitization Facility to extend the expiration to October 2026. We have available to us an accordion feature whereby the commitment on the Receivables Securitization Facility may be increased by up to $250 million, subject to lender approval, for seasonal needs during the December and March quarters. Interest rates are based on prevailing market rates for short-term commercial paper or 30-day Term SOFR plus a program fee. We pay a customary unused fee at prevailing market rates, annually, to maintain the availability under the Receivables Securitization Facility. The Receivables Securitization Facility contains similar covenants to the Multi-Currency Revolving Credit Facility, with which we were compliant as of June 30, 2024.
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

In February 2024, we issued $500 million of 5.125% senior notes due in February 2034 (the "2034 Notes"). The 2034 Notes were sold at 99.867% of the principal amount with an effective yield of 5.132%. Interest on the 2034 Notes is payable semi-annually in arrears on February 15 and August 15 beginning on August 15, 2024. We used the proceeds from the 2034 Notes to repay the $500 million of 3.400% senior notes that matured in May 2024.
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
Share Purchase Programs and Dividends
In March 2023, our Board of Directors authorized a share repurchase program allowing us to purchase up to $1.0 billion of our outstanding shares of common stock, subject to market conditions. In the nine months ended June 30, 2024, we purchased $809.0 million of our common stock, including $522.6 million from Walgreens Boots Alliance, Inc. ("WBA"), to complete our authorization under this program.
In March 2024, our Board of Directors authorized a new share repurchase program allowing us to purchase up to $2.0 billion of our outstanding shares of common stock, subject to market conditions. In the nine months ended June 30, 2024, we purchased $177.4 million of our common stock, all of which was purchased from WBA. As of June 30, 2024, we had $1,822.6 million of availability under this program.
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
Commitments and Obligations
As discussed and defined in Note 10 of the Notes to Consolidated Financial Statements, on July 21, 2021, it was announced that we and the two other national pharmaceutical distributors had negotiated a Distributor Settlement Agreement. The Distributor Settlement Agreement became effective on April 2, 2022, and as of June 30, 2024, it included 48 of 49 eligible states (the “Settling States”) as well as 99% by population of the eligible political subdivisions in the Settling States. Our remaining estimated liability related to the Distributor Settlement Agreement, the State of Alabama (pursuant to an agreement) and other opioid-related litigation for which we have reached settlement agreements is approximately $5.1 billion on our Consolidated Balance Sheet as of June 30, 2024 and is expected to be paid over the next 14 years. The payment of the aforementioned litigation liability has not and is not expected to have an impact on our ability to pay dividends.
The following is a summary of our contractual obligations for future principal and interest payments on our debt, minimum rental payments on our noncancellable operating leases, and minimum payments on our other commitments as of June 30, 2024:

Payments Due by Period (in thousands)	Debt, Including Interest Payments	Operating Leases	Other Commitments	Total
Within 1 year	$751,753	$234,255	$136,509	$1,122,517
1-3 years	727,747	411,512	164,773	1,304,032
4-5 years	1,011,709	307,432	57,941	1,377,082
After 5 years	3,942,962	446,712	—	4,389,674
Total	$6,434,171	$1,399,911	$359,223	$8,193,305
The 2017 Tax Act requires a one-time transition tax to be recognized on historical foreign earnings and profits. As of June 30, 2024, we expect to pay a remaining $104.2 million, net of overpayments and tax credits, related to the transition tax over the next two years. The transition tax commitment is included in "Other Commitments" in the above table.
Our liability for uncertain tax positions was $580.6 million (including interest and penalties) as of June 30, 2024. This liability represents an estimate of tax positions that we have taken in our tax returns which may ultimately not be sustained upon examination by taxing authorities. Since the amount and timing of any future cash settlements cannot be predicted with reasonable certainty, the estimated liability has been excluded from the above contractual obligations table. Our liability for uncertain tax positions as of June 30, 2024 primarily includes an uncertain tax benefit related to the legal accrual for litigation in connection with the distribution of prescription opioid pain medications, as disclosed in Note 10 of the Notes to Consolidated Financial Statements.

Market and Risks
We have exposure to foreign currency and exchange rate risk from our non-U.S. operations. Our largest exposure to foreign exchange rates exists primarily with the U.K. Pound Sterling, the Euro, the Turkish Lira, the Brazilian Real, and the Canadian Dollar. We use forward contracts to hedge against the foreign currency exchange rate impact on certain intercompany receivable and payable balances. We may use derivative instruments to hedge our foreign currency exposure, but not for speculative or trading purposes. Revenue from our foreign operations during the nine months ended June 30, 2024 was approximately 10% of our consolidated revenue.
We have market risk exposure to interest rate fluctuations relating to our debt. We manage interest rate risk by using a combination of fixed-rate and variable-rate debt. The amount of variable-rate debt fluctuates during the year based on our working capital requirements. We had $447.8 million of variable-rate debt outstanding as of June 30, 2024. We periodically evaluate financial instruments to manage our exposure to fixed and variable interest rates. However, there are no assurances that such instruments will be available in the combinations we want and/or on terms acceptable to us. There were no such financial instruments in effect as of June 30, 2024.
We also have market risk exposure to interest rate fluctuations relating to our cash and cash equivalents. We had $3,306.2 million in cash and cash equivalents as of June 30, 2024. The unfavorable impact of a hypothetical decrease in interest rates on cash and cash equivalents would be partially offset by the favorable impact of such a decrease on variable-rate debt. For every $100 million of cash invested that is in excess of variable-rate debt, a 10-basis point decrease in interest rates would increase our annual net interest expense by $0.1 million.
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
Changes in Internal Control over Financial Reporting
During the third quarter of fiscal 2024, there was no change in Cencora, Inc.'s internal control over financial reporting identified in connection with the evaluation required by Rule 13a-15(d) and 15d-15(d) of the Exchange Act that occurred during the quarter ended June 30, 2024 that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.

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
The following table sets forth the number of shares purchased, the average price paid per share, the total number of shares purchased as part of publicly announced programs, and the approximate dollar value of shares that may yet be purchased under the programs during each month in the third fiscal quarter ended June 30, 2024. See Note 7, "Stockholders' Equity and Earnings per Share," contained in "Notes to Condensed Consolidated Financial Statements" in Part I, Item 1 of this Quarterly Report on Form 10-Q for additional information.

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Programs	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Programs
April 1 to April 30	91	$243.00	—	$2,372,646,048
May 1 to May 31	2,528,666	$217.51	2,528,609	$1,822,645,902
June 1 to June 30	—	$—	—	$1,822,645,902
Total	2,528,757		2,528,609
ITEM 3.  Defaults Upon Senior Securities
None.
ITEM 4.  Mine Safety Disclosures
Not applicable.
ITEM 5.  Other Information
During the quarter ended June 30, 2024, no director or officer adopted, modified or terminated a "Rule 10b5-1 trading arrangement" or "non-Rule10b5-1 trading arrangement" as each term is defined in Section 408(a) of Regulation S-K under the Exchange Act.

ITEM 6.  Exhibits

    (a)         Exhibits:

Exhibit Number	Description

10.1
Omnibus Amendment, dated as of April 17, 2024, constituting (i) the Twentieth Amendment to Amended and Restated Receivables Purchase Agreement among Amerisource Receivables Financial Corporation, as seller, AmerisourceBergen Drug Corporation, as servicer, the purchaser agents and purchasers party thereto, and MUFG Bank, Ltd., as administrator, (ii) the Second Amendment to Amended and Restated Receivables Sale Agreement among Amerisource Receivables Financial Corporation, as buyer, and AmerisourceBergen Drug Corporation and ASD Specialty Healthcare, LLC, as originators, and (iii) the First Amendment to Second Amended and Restated Performance Undertaking made by Cencora, Inc., as performance guarantor, in favor of Amerisource Receivables Financial Corporation, as buyer (incorporated by reference to Exhibit 10.1 to the Registrant's Current Form 8-K filed on April 23, 2024).

10.2
Share Repurchase Agreement, dated as of May 22, 2024, by and between Cencora, Inc. and Walgreens Boots Alliance Holdings LLC (incorporated by reference to Exhibit 10.1 to the Registrant's Current Form 8-K filed on May 24, 2024).

31.1	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer.

31.2	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer.

32	Section 1350 Certifications of Chief Executive Officer and Chief Financial Officer.

101	Financial statements from the Quarterly Report on Form 10-Q of Cencora, Inc. for the quarter ended June 30, 2024, formatted in Inline Extensible Business Reporting Language (iXBRL): (i) the Consolidated Balance Sheets, (ii) the Consolidated Statements of Operations, (iii) the Consolidated Statements of Comprehensive Income, (iv) the Consolidated Statements of Changes in Stockholders' Equity, (v) the Consolidated Statements of Cash Flows, and (vi) the Notes to Consolidated Financial Statements.

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).

SIGNATURES

    Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CENCORA, INC.

July 31, 2024	/s/ Steven H. Collis
Steven H. Collis
Chairman, President & Chief Executive Officer

July 31, 2024	/s/ James F. Cleary
James F. Cleary
Executive Vice President & Chief Financial Officer