Form 10-K
period 2024-09-30
Cencora, Inc.
filed 2024-11-26
CIK 1140859

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-K
☑       ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE FISCAL YEAR ENDED September 30, 2024
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

Indicate by check mark if the registrant is a well-known seasoned issuer (as defined in Rule 405 of the Securities Act). Yes ☑ No ☐
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934. Yes ☐ No ☑
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐
Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (Section 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☑ No ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of "large accelerated filer," "accelerated filer," "smaller reporting company," and "emerging growth company" in Rule 12b-2 of the Exchange Act. Large accelerated filer ☑  Accelerated filer ☐  Non-accelerated filer ☐  Smaller reporting company ☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C.7262(b)) by the registered public accounting firm that prepared or issued its audit report.☑
If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐
Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant's executive officers during the relevant recovery period pursuant to §240.10D-1(b) ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Securities Exchange Act of 1934). Yes ☐ No ☑
The aggregate market value of voting stock held by non-affiliates of the registrant on March 31, 2024 based upon the closing price of such stock on the New York Stock Exchange on March 31, 2024 was $29,546,011,267.
The number of shares of common stock of Cencora, Inc. outstanding as of October 31, 2024 was 193,280,140.

Documents Incorporated by Reference
Portions of the registrant's Proxy Statement for the 2025 Annual Meeting of Stockholders are incorporated by reference in Part III of this Annual Report on Form 10-K.

Cautionary Note Regarding Forward-Looking Statements
This Annual Report on Form 10-K contains "forward-looking statements" within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended (the "Securities Exchange Act"). These forward-looking statements may include, without limitation, statements regarding our financial position, business strategy and the plans and objectives of management for our future operations; future liabilities and other obligations; anticipated trends and prospects in the industries in which our business operates; new products, services and related strategies; and capital allocation, including share repurchases and dividends. These statements may constitute projections, forecasts and forward-looking statements, and are not guarantees of performance. Such statements can be identified by the fact that they do not relate strictly to historical or current facts. When used in this Annual Report on Form 10-K, words such as "aim," "anticipate," "believe," "can," "continue," "could," "estimate," "expect," "intend," "may," "might," "on track," "opportunity," "plan," "possible," "potential," "predict," "project," "seek," "should," "strive," "sustain," "synergy," "target," "will," "would" and similar expressions are intended to identify forward-looking statements, but the absence of these words does not mean that a statement is not forward-looking.
These forward-looking statements reflect management’s current views with respect to future events, subject to uncertainty and changes in circumstances, and are based on assumptions as of the date of this Annual Report on Form 10-K. Although we believe that the assumptions underlying the forward-looking statements are reasonable, we can give no assurance that our expectations will be attained. Factors that could have a material adverse effect on our financial condition, liquidity, results of operations or future prospects or that could cause actual results, performance or achievements to differ materially from our expectations include, but are not limited to:
•our ability to respond to general macroeconomic conditions and geopolitical uncertainties, including financial market volatility and disruption, inflationary concerns, interest and currency exchange rates, and uncertain economic conditions in the United States and abroad;
•our ability to respond to changes to customer or supplier mix and payment terms, or to changes to manufacturer pricing;
•the retention of key customer or supplier relationships under less favorable economics or the adverse resolution of any contract or other dispute with customers or suppliers;
•competition and industry consolidation of both customers and suppliers resulting in increasing pressure to reduce prices for our products and services;
•risks associated with our strategic, long-term relationship with Walgreens Boots Alliance, Inc. ("WBA"), including with respect to the pharmaceutical distribution agreement and/or the global generic purchasing services arrangement;
•risks that acquisitions of or investments in businesses, including the acquisitions of Alliance Healthcare and PharmaLex, the investment in OneOncology, and the potential acquisition of Retina Consultants of America, fail to achieve expected or targeted future financial and operating performance and results;
•our ability to effectively manage our growth;
•our ability to maintain the strength and security of information technology systems;
•any inability or failure by us or third-party business partners to anticipate or detect data or information security breaches or other cyber-attacks;
•our ability to manage foreign expansion, including non-compliance with the U.S. Foreign Corrupt Practices Act, anti-bribery laws, economic sanctions and import laws and regulations;
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
•the bankruptcy, insolvency, or other credit failure of a major supplier or significant customer;
•our ability to comply with increasing governmental regulations regarding the pharmaceutical supply chain;
•continued federal and state government enforcement initiatives to detect and prevent suspicious orders of controlled substances and the diversion of controlled substances;

•uncertainties associated with litigation, including the outcome of any legal or governmental proceedings that may be instituted against us, continued prosecution or suit by federal and state governmental entities and other parties of alleged violations of laws and regulations regarding controlled substances, and any related disputes;
•the outcome of any legal or governmental proceedings that may be instituted against us, including material adverse resolution of pending legal proceedings;
•risks generally associated with data privacy regulation and the protection and international transfer of personal data;
•our ability to address events outside of our control, such as widespread public health issues, natural disasters, government policy changes, and political events; and
•the impairment of goodwill or other intangible assets resulting in a charge to earnings.
Additional factors include those described in this Annual Report on Form 10-K, including under the captions "Risk Factors," "Management's Discussion and Analysis of Financial Condition and Results of Operations," and "Business," in our subsequent quarterly reports on Form 10-Q, including under the captions "Risk Factors" and “Management's Discussion and Analysis of Financial Condition and Results of Operations," and in our subsequent filings and reports made with the Securities and Exchange Commission.
As a result of a number of known and unknown risks and uncertainties, our actual results or performance may be materially different from those expressed or implied by these forward-looking statements. You should not place undue reliance on these forward-looking statements. Unless required by federal securities laws, we assume no obligation to update any of these forward-looking statements, or to update the reasons actual results could differ materially from those anticipated, to reflect circumstances or events that occur after the statements are made.

PART I
ITEM 1.    BUSINESS
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
References to "fiscal 2024," "fiscal 2023," and "fiscal 2022" refer to the fiscal years ended September 30, 2024, 2023, and 2022, respectively.
Industry Overview
Pharmaceutical sales in the United States, as recently estimated by IQVIA, an independent third-party provider of information to the pharmaceutical and healthcare industry, are expected to grow at a compound annual growth rate of approximately 8.2% from 2023 through 2028, and the growth rate is dependent, in part, on pharmaceutical manufacturer price increases. In addition to general economic conditions, factors that impact the growth of the pharmaceutical industry in the United States and other industry trends include:
Aging Population. The number of individuals aged 65 and over in the United States is expected to exceed 69 million by 2028 and is the most rapidly growing segment of the population. This age group suffers from more chronic illnesses and disabilities than the rest of the population and accounts for a substantial portion of total healthcare expenditures in the United States.
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
Strategy
Our business strategy is focused on the global pharmaceutical supply chain where we provide distribution and value-added services to healthcare providers (primarily pharmacies, health systems, medical and dialysis clinics, physicians, and veterinarians) and pharmaceutical manufacturers to improve channel efficiencies and support positive patient outcomes. Our strategy is one of driving executional excellence in our core distribution solutions business in the U.S. and internationally, while also investing in higher-margin, high-growth adjacencies where we provide solutions to pharmaceutical manufacturers to support the clinical development and commercialization of their therapies and support providers in driving efficiency and effectiveness of their operations. Implementing this disciplined and focused strategy in a seamless and unified way has allowed us to significantly expand our business. We are well positioned to grow revenue and increase operating income through the execution of the following key elements of our business strategy:
•Optimize and Grow U.S. Healthcare Solutions Businesses. We are well positioned in size and market breadth to continue to grow our U.S. Healthcare Solutions businesses as we invest to improve our operating and capital efficiencies. Our U.S. human health distribution businesses, including specialty pharmaceuticals, anchor our growth and position in the pharmaceutical supply chain as we provide superior distribution services and deliver value-added solutions, which improve the efficiency and competitiveness of both healthcare providers and pharmaceutical manufacturers, thus allowing the pharmaceutical supply chain to better deliver healthcare to patients.
We are a leader in distribution and services to community oncologists and have leading positions in other physician-administered products, such as those in ophthalmology. We distribute plasma and other blood products, injectable pharmaceuticals, vaccines, and other specialty products. We are well positioned to service and support biotechnology therapies, including biosimilars, and advanced technologies such as cell and gene therapies.
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
We offer value-added services and solutions to assist healthcare providers and pharmaceutical manufacturers to improve their efficiency and their patient outcomes. Services for manufacturers include assistance with new product launches, promotional and marketing services to accelerate product sales, product data reporting, market access and health economics consulting, patient support programs, and logistical support.
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
Our consulting service businesses help global pharmaceutical and biotechnology manufacturers commercialize their products. We provide reimbursement services that assist pharmaceutical companies in supporting access to branded drugs. We also provide outcomes research, contract field staffing, patient assistance and copay assistance programs, adherence programs, risk mitigation services, and other market access programs to pharmaceutical companies.
•Optimize and Grow Our International Healthcare Solutions Businesses. We are well positioned in size and market breadth to continue to grow our International Healthcare Solutions businesses as we invest to improve our operating and capital efficiencies. The International Healthcare Solutions reportable segment consists of businesses that focus on international pharmaceutical wholesale and related service operations and global commercialization services. The International Healthcare Solutions reportable segment distributes pharmaceuticals, other healthcare products, and related services to healthcare providers, including pharmacies, doctors, health centers and hospitals primarily in Europe. It is a leading global specialty transportation and logistics provider for the biopharmaceutical industry. It also is a provider of specialized services, including regulatory affairs, development consulting and scientific affairs, pharmacovigilance, and quality management and compliance, for the life sciences industry. The Canada business drives innovative partnerships with manufacturers, providers, and pharmacies to improve product access and efficiency throughout the healthcare supply chain.
•Acquisitions and Investments. In order to grow our core strategic offerings and to enter related markets, we have acquired and invested in businesses and will continue to consider additional acquisitions and investments.
On November 5, 2024, we entered into an agreement to acquire Retina Consultants of America ("RCA"). Under the terms of the agreement, we will acquire RCA for cash based on an enterprise value of approximately $4.6 billion, subject to a customary working capital and net-debt adjustment. RCA’s affiliated practices, physicians, and management will rollover a portion of their equity in RCA. After giving effect to the rollover, a cash capitalization of RCA that we intend to make, and the payment of transaction fees and expenses, our expected cash outlay at closing would be approximately $4.3 billion. At closing, we expect to hold approximately 85% ownership in RCA. The agreement also provides for the potential payment of up to $500 million in aggregate contingent consideration in fiscal 2027 and fiscal 2028, subject to the successful completion of certain predefined business objectives. We expect to fund the transaction through a combination of cash on hand and new debt financing and have obtained $3.3 billion in bridge financing commitments in connection with the transaction. The transaction is subject to the satisfaction of closing conditions, including receipt of required regulatory approvals.
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
International Healthcare Solutions Segment
The International Healthcare Solutions reportable segment consists of businesses that focus on international pharmaceutical wholesale and related service operations and global commercialization services. The International Healthcare Solutions reportable segment distributes pharmaceuticals, other healthcare products, and related services to healthcare providers, including pharmacies, doctors, health centers and hospitals primarily in Europe. It is a leading global specialty transportation and logistics provider for the biopharmaceutical industry. It also is a provider of specialized services, including regulatory affairs, development consulting and scientific affairs, pharmacovigilance, and quality management and compliance, for the life sciences industry. In Canada, the business drives innovative partnerships with manufacturers, providers, and pharmacies to improve product access and efficiency throughout the healthcare supply chain.
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
Our two largest customers, Walgreens Boots Alliance, Inc. ("WBA") and Evernorth Health Services (formerly Express Scripts, Inc.), accounted for approximately 26% and approximately 13%, respectively, of revenue in fiscal 2024. Our top 10 customers, including governmental agencies and group purchasing organizations ("GPO"), represented approximately 66% of revenue in fiscal 2024. The loss of any major customer or GPO relationship could adversely affect future revenue and results of operations. Additionally, from time to time, key contracts may be terminated in accordance with their terms or extended, renewed, or replaced prior to their expiration dates. If those contracts are not renewed, or are extended, renewed, or replaced at less favorable terms, they may negatively impact our revenue, results of operations, and cash flows.
Suppliers
We obtain pharmaceutical and other products from manufacturers, none of which accounted for 10% or more of our purchases in fiscal 2024. The loss of a supplier could adversely affect our business if alternate sources of supply are unavailable since we are committed to be the primary source of pharmaceutical products for a majority of our customers. We believe that our relationships with our suppliers are generally good. The 10 largest suppliers in fiscal 2024 accounted for approximately 53% of our purchases.
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
Competition
We face a highly competitive global environment in the distribution of pharmaceuticals and related healthcare services. Our largest competitors are McKesson Corporation ("McKesson"), Cardinal Health, Inc. ("Cardinal"), and UPS Logistics, among others. Our U.S. human health distribution businesses compete with both McKesson and Cardinal, as well as national generic distributors and regional distributors within pharmaceutical distribution. In addition, we compete with manufacturers who sell directly to customers, chain drugstores who manage their own warehousing, specialty distributors, and packaging and healthcare technology companies. Alliance Healthcare, MWI Animal Health, World Courier, and our consulting businesses also face competition from a variety of entities. In all areas, competitive factors include price, product offerings, value-added service programs, service and delivery, credit terms, and customer support.
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
Human Capital Resources
Our success in the global marketplace depends on our ability to attract and retain a talented and skilled workforce. We aspire to accelerate business results by fostering a diverse and inclusive workplace, where members of our global workforce are supported to perform at their full potential, contribute to our success, and have opportunities for professional development and career advancement.
Workforce
As of September 30, 2024, we had more than 46,000 employees globally, of which approximately 42,000 were full-time employees and approximately 36% were U.S.-based employees.
As of September 30, 2024, approximately 28% of our global employees were covered by collective bargaining agreements, nearly all of whom were employees located outside of the United States.

Talent Development
We consider employee development to be a strategic priority. We support employee growth and advancement by offering a variety of benefits to eligible full-time employees including:
•Leadership and professional development programs and resources;
•Leadership and executive coaching;
•Tuition reimbursement;
•Opportunities to volunteer and participate in mentorship and support programs, such as our employee resource groups ("ERGs"), which celebrate the shared backgrounds and experiences of our team members and aim to strengthen our intersecting communities inside and outside of Cencora;
•Recognition opportunities for excellence, such as our annual Pursuit of Purpose awards and True Blue team member recognition program; and
•Personalized learning and skill-building programs offered through our global learning experience platform.
Importantly, we continue to make meaningful investments in supporting and building our talent and enhancing our culture. In fiscal 2024, we conducted our second annual Company-wide Employee Experience Survey to gauge employee satisfaction and identify areas in which we can enhance and improve employee experience. The Employee Experience Survey is the foundation of our employee listening strategy to ensure employee voices are heard and valued in shaping our Company’s culture.
Our overarching goal is to provide our team members with clear pathways for career development, access to programs and benefits that allow them to live fuller, healthier lives, and opportunities to participate in their respective communities in ways that are meaningful to them and celebrate their individuality. Our talent development programs are designed to help provide a supportive and engaging work environment where team members can excel, while remaining authentic and empowered to share their unique perspectives and experiences. Additionally, the Cencora Team Assistance Fund exists to help employees who are experiencing extreme financial hardship due to a catastrophic event outside of their control.
Diversity, Equity, and Inclusion ("DEI")
Our long-term DEI strategy is focused on four critical dimensions — people, culture, progress, and community — and is grounded in our purpose of listening to and aiming to better understand data insights, employee feedback, our customers and stakeholders, and industry research and benchmarking. We welcome and value diverse perspectives, cultures, backgrounds, and experiences, as we believe that they contribute to innovative solutions and accelerate progress. Our fiscal 2024 DEI highlights included:
•Cencora’s global workforce and Executive Management Committee who self-identify as female made up approximately 51% and 50%, respectively, as of September 30, 2024. Approximately 51% of our U.S. workforce self-identify as ethnically and/or racially diverse as of September 30, 2024. Three members of our Board of Directors self-identify as ethnically and/or racially diverse, and four members of our Board of Directors self-identify as female.
•We deployed a "listening" strategy with the goal of gaining employee insights as we continued to leverage the Global Inclusion Index across our enterprise. The Global Inclusion Index, which consisted of eight questions included in our Employee Experience Survey, used employee feedback to help us assess inclusion at the individual, team, and enterprise levels. In fiscal 2024, more than 75% of our team members participated in the survey.
•Deployed a "learning" strategy as we implemented the Unlocking Inclusion training experience for team members to advance inclusion through their behaviors and advocacy.
•We hosted three global celebrations to unite our team members around the world and amplify our inclusive culture.
◦For Global Inclusion Day in October 2023, we hosted a live virtual gathering with team members to share and learn about our goals of building a stronger culture of inclusion, what drives a culture of inclusion.

◦For International Women’s Day in March 2024, we co-hosted a globally broadcasted celebration with our Women’s Impact Network ERG. During the event, global leaders from Cencora shared their perspectives on advancing and empowering women in leadership.
◦For Pride Month in June 2024, we co-hosted a Global Pride celebration event with our LGBTAllies ERG. During the event, global leaders from Cencora highlighted LGBTQ+ to our Company culture and in the communities in which we conduct business.
•We released our third annual DEI Report, which summarized our fiscal 2023 DEI progress and achievements. With a specific focus on increasing transparency, the report highlighted, among other matters, our workforce demographics, the Global Inclusion Index survey results, and our ERG initiatives, as well as the contributions of our diverse workforce that foster innovation and position Cencora for continued growth.
•The DEI Global Council, which was created to establish and support Cencora's DEI goals, successfully launched and implemented a company-wide Digital Accessibility Mission Statement to advance internal team member and external stakeholder web accessibility experiences, where ERG leaders presented their diverse perspectives and experiences.
•Our eight ERGs hosted a number of events and activities during the year.
We are proud that our priorities and progress continue to be recognized. In 2024, for the second consecutive year, we earned a score of 100 on the Disability Equality Index, which is a joint initiative of Disability:IN and the American Association of People with Disabilities that measures disability inclusion in the workplace. We also maintained a score of 100 on the Human Rights Campaign Corporate Equality Index for LBGTQ+ inclusive workplace, and our global inclusion journey was awarded four gold Brandon Hall Excellence Awards.
Competitive Compensation and Benefits
We are committed to helping our team members create healthier futures and this commitment includes offering competitive and comprehensive compensation and benefit packages tailored to the specific needs of our employee populations in the various countries where we have operations.
Recognizing the importance of investing in the health and wellness of our team members, our comprehensive benefits packages address the physical, emotional, financial, and social dimensions of wellness. Our offerings, available to our global workforce, include (i) health and insurance benefits; (ii) paid time off; (iii) flexible work arrangements based on role; (iv) retirement and employee stock purchase plans; (v) paid parental and caregiver leave programs; and (vi) back-up child and elder care. We believe that these programs are vital in supporting our team members' overall well-being and professional growth. We also have implemented processes that are designed to drive equitable pay decisions.
Team Member Health and Wellbeing
We are committed to furthering the safety and wellbeing of our team members. In addition to utilizing a peer-to-peer safety program, we regularly convene Company leaders to review and evaluate safety data and issue operational excellence scorecards. Distribution center team members receive training on proper safety procedures and incentive opportunities, with safety performance tracked and shared across the organization.
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
We and our customers are subject to fraud and abuse laws, including the federal anti-kickback statute and the False Claims Act. The anti-kickback statute prohibits persons from soliciting, offering, receiving, or paying any remuneration in order to induce the purchasing, leasing, or ordering, or arrange for or recommend purchasing, leasing, or ordering items or services that are in any way paid for by Medicare, Medicaid, or other federal healthcare programs. The False Claims Act prohibits knowingly submitting, or causing the submission, of false or fraudulent claims for payment to the government and authorizes treble damages and substantial civil penalties in the case of violations. The fraud and abuse laws and regulations are broad in scope and are subject to frequent and varied interpretation.
In recent years, some states have passed or proposed laws and regulations that are intended to protect the safety of the pharmaceutical supply chain. These laws and regulations are designed to prevent the introduction of counterfeit, diverted, adulterated, or mislabeled pharmaceuticals into the distribution system. At the federal level, the supply chain security legislation known as the Drug Quality and Security Act ("DQSA") became law in 2013. Title II of the DQSA, known as the Drug Supply Chain Security Act ("DSCSA"), establishes federal traceability standards requiring drugs to be labeled and tracked at the lot level, preempts state drug pedigree requirements, and requires all supply-chain stakeholders to participate in an electronic, interoperable prescription drug traceability system. The DSCSA also establishes requirements for drug wholesale distributors and third-party logistics providers, including licensing requirements applicable in states that had not previously licensed third-party logistics providers. The FDA issued a proposed rule on February 4, 2022, which, when finalized, will establish national standards for the licensure of wholesale drug distributors and third-party logistics providers. The standards, terms, and conditions established for licensure under this regulation would be applicable to both federal and state licenses. There can be no assurance that we are fully compliant with DQSA requirements, or with additional related state regulatory and licensing requirements, and any failure to comply may result in suspension or delay of certain operations and additional costs to bring our operations into compliance. These and other requirements will continue to increase the cost of our operations.
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
The costs, burdens, and/or impacts of complying with federal and state regulations could be significant and the failure to comply with any such legal requirements could have a significant impact on our financial position, results of operations, and cash flows.
See "Risk Factors" for a discussion of additional legal and regulatory developments, as well as enforcement actions or other litigation that may arise out of our failure to adequately comply with applicable laws and regulations that may negatively affect our financial position, results of operations, and cash flows.
Data Privacy and Security Regulation
Our businesses, depending upon their operations and locations, may be subject to foreign, federal, and local privacy and security laws concerning the collection, use, analysis, retention, storage, protection, transfer, disclosure, and/or disposal of individually identifiable information including, without limitation, the Health Insurance Portability and Accountability Act of 1996, as amended by the final regulations promulgated pursuant to the Health Information Technology for Economic and Clinical Health Act ("HITECH Act") found in the American Recovery and Reinvestment Act of 2009 (collectively, "HIPAA"), the General Data Protection Regulation ("GDPR"), the Personal Information Protection and Electronic Documents Act of 2000 ("PIPEDA"), and U.S. state and Canadian provincial privacy, consumer protection, and breach notification laws. These laws impose complex, stringent, and evolving privacy and security standards and potentially significant liability, including criminal and civil penalties for noncompliance. We have a global privacy compliance program to facilitate our ongoing efforts to comply with data privacy and security regulations.
Available Information
The Company’s Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K, and amendments to reports filed pursuant to Sections 13(a) and 15(d) of the Securities Exchange Act of 1934, as amended (the "Exchange Act"), are filed with the U.S. Securities and Exchange Commission (the "SEC"). Such reports and other information filed or furnished by the Company with the SEC are available free of charge through our website at investor.cencora.com after we electronically file with or furnish them to the SEC and may also be viewed using the SEC’s website at www.sec.gov.

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

ITEM 1A.    RISK FACTORS
Investing in our securities involves risk. The following discussion describes certain risk factors that we believe could affect our business and prospects. The following risk factors should be read carefully in connection with evaluating our business and the forward-looking statements contained in this Annual Report on Form 10-K. Any of these risk factors could lead to material adverse effects on our business, financial position, results of operations, and cash flows. Our business operations could also be affected by additional factors that are not presently known to us or that we currently consider not to be material. The reader should not consider this list to be a complete statement of all risks and uncertainties.
Business and Operational Risks
Our revenue, financial position, results of operations, and cash flows may suffer upon the loss, or renewal at less favorable terms, of a key customer or group purchasing organization.
WBA accounted for approximately 26% of our revenue in fiscal 2024. Evernorth Health Services accounted for approximately 13% of our revenue in fiscal 2024. Our top ten customers, including governmental agencies, represented approximately 66% of revenue in fiscal 2024. We have distributor relationships with GPOs in multiple distribution segments. We may lose a key customer or GPO relationship if any existing contract with such customer or GPO expires without being extended, renewed, renegotiated or replaced or is terminated by the customer or GPO prior to expiration, to the extent such early termination is permitted by the contract. A number of our contracts with key customers or GPOs are typically subject to expiration each year, and we may lose any of these customers or GPO relationships if we are unable to extend, renew, renegotiate or replace such expired contracts. The loss of any key customer or GPO relationship could adversely affect our revenue, results of operations, and cash flows. Additionally, from time to time, key contracts may be renewed or modified prior to their expiration date in furtherance of our strategic objectives. If those contracts are renewed or modified at less favorable terms, they may also negatively impact our revenue, financial position, results of operations, and cash flows.
The anticipated ongoing strategic and financial benefits of our relationship with WBA may not be realized.
In June 2021, we extended to 2029 (i) our distribution agreement, pursuant to which we distribute pharmaceuticals to Walgreens pharmacies, and (ii) our generics purchasing services arrangement, under which Walgreens Boots Alliance Development GmbH ("WBAD") provides a variety of services to us, including negotiating acquisition pricing with generic manufacturers on our behalf. We also have a distribution agreement, pursuant to which we will supply brand-name and generic pharmaceutical products to WBA’s Boots UK Ltd. subsidiary through 2031. The processes needed to achieve and maintain the expected cost savings, growth initiatives and efficiencies in sourcing, logistics and distribution associated with our relationship with WBA are complex, costly, and time consuming. Achieving the anticipated benefits from the arrangements on an ongoing basis is subject to a number of significant challenges and uncertainties, including, without limitation: (i) the potential inability to realize and/or delays in realizing potential benefits resulting from participation in our generics purchasing services arrangement with WBAD, including improved generic drug pricing and terms, improved service fees from generic manufacturers, cost savings, innovations, or other benefits due to its inability to negotiate successfully with generic manufacturers or otherwise to perform as expected; (ii) potential changes in supplier relationships and terms; (iii) unexpected or unforeseen costs, fees, expenses and charges incurred by us related to the transaction or the overall strategic relationship; (iv) changes in the economic terms under which we distribute pharmaceuticals to Walgreens pharmacies in the United States or to pharmacies operated by Boots UK Ltd. in the United Kingdom, including changes necessitated by changing market conditions or other unforeseen developments that may arise during the term of either distribution agreement, to the extent that any such changes are not offset by other financial benefits that we are able to obtain through collaboration in other aspects of our strategic relationship with WBA; and (v) any potential issues that could impede our ability to continue to work collaboratively with WBA in an efficient and effective manner in furtherance of the anticipated strategic and financial benefits of the relationship.
The closing of the variable prepaid forward transactions concerning our common stock by WBA could adversely affect prevailing market prices of our common stock.
WBA has the right, but not the obligation, under the transactions contemplated by the Framework Agreement, dated March 18, 2013, and the Amended and Restated AmerisourceBergen Shareholders Agreement, dated June 1, 2021 (as amended, the "Shareholders Agreement"), to make certain additional investments in our common stock. WBA also has the right to sell any of the shares of our common stock that it has acquired so long as WBA has held the shares beyond the requisite dates specified in the Shareholders Agreement, subject to certain restrictions on the number of shares that may be sold at any given time. From May 2023 through the date of this Annual Report on Form 10-K, WBA has pledged 20.0 million shares of our common stock as collateral upon entering into separate variable pre-paid forward transactions. The closing of the variable pre-paid forward transactions could adversely affect prevailing market prices of our common stock. We could also encounter unforeseen costs, circumstances, or issues with respect to the transactions and collaboration that we anticipate pursuing with

WBA. Many of these potential circumstances are outside of our control and any of them could result in increased costs, decreased revenue, decreased benefits and the diversion of management’s time and attention.
A disruption in our distribution or generic purchasing services arrangements with WBA or WBAD could adversely affect our business and financial results.
We are the primary distributor of pharmaceutical products for WBA in the United States and the United Kingdom. If our operations are seriously disrupted for any reason deemed within our control, we may have an obligation to pay or credit WBA for any resulting failure or delay in supplying products. In addition, upon the expiration or termination of our distribution agreement for Walgreens pharmacies, our distribution agreement with Boots UK Ltd. or our generics purchasing services arrangement with WBAD, there can be no assurance that we or WBA will be willing to renew any such agreements on terms favorable to us or at all.
If the economics of the generics purchasing services arrangement with WBAD decline due to changes in market conditions or other changes impacting the fees and rebates that generic manufacturers make available through the arrangement, our margins and results of operations could also be adversely affected. Additionally, if the operations of WBA or WBAD are seriously disrupted for any reason, whether by a pandemic, natural disaster, labor disruption, regulatory or governmental action, or otherwise, it could adversely affect our business and our sales and profitability.
Our business may also be adversely affected by any operational, financial, or regulatory difficulties that WBA experiences, including any disruptions of certain of its existing distribution facilities or retail pharmacies resulting from ongoing inspections by the DEA and/or state regulatory agencies and possible revocation of the controlled substance registrations for such facilities and pharmacies. Additionally, in October 2024, WBA disclosed a plan to close approximately 1,200 retail stores over a three-year period. These closures could have a material adverse impact on our business, financial position, results of operations, and cash flows.
Our results of operations and financial position may be adversely affected if we acquire or invest in businesses that do not perform as we expect or that are difficult for us to integrate.
As part of our strategy, we seek to pursue acquisitions of and investments in other businesses. At any particular time, we may be in various stages of assessment, discussion, and negotiation with regard to one or more potential acquisitions or investments, not all of which will be consummated. We make public disclosure of pending and completed acquisitions when appropriate and required by applicable securities laws and regulations. In January 2023, we acquired PharmaLex for $1.473 billion in cash. In June 2023, we invested $718.4 million (representing a 34.9% interest) in a joint venture to acquire OneOncology, a network of leading oncology practices, with TPG, a global alternative asset management firm, holding the majority interest in the joint venture. Further, on November 5, 2024, we entered into an agreement to acquire Retina Consultants of America ("RCA"). The transaction is subject to the satisfaction of customary closing conditions, including receipt of required regulatory approvals, which may be beyond our control. Each of PharmaLex, OneOncology, and RCA may fail to achieve their respective future financial and operating performance and results. These transactions may also have the effect of disrupting relationships with employees, suppliers, and other business partners. In addition, a delay in completing the RCA acquisition could cause us to realize some or all of the benefits later than we expect. Any such delay could result in additional costs or in other negative effects associated with uncertainty about our ability to complete the RCA acquisition.
We may find that our ability to integrate PharmaLex, RCA, and other acquisitions is more difficult, time consuming, or costly than expected. Furthermore, acquisitions and investments involve numerous risks and uncertainties and may be of businesses or in regions in which we lack operational or market experience. Acquired companies may have business practices that we are not accustomed to or have unique terms and conditions with their business partners. As a result of the acquisitions of PharmaLex and RCA, and the investment in OneOncology, our results of operations and financial position may be adversely affected by a number of factors, including, without limitation: (i) regulatory or compliance issues that could arise; (ii) changes in regulations and laws; (iii) the failure of the acquired businesses or investments to achieve the results that we have projected in either the near or long term; (iv) the assumption of unknown liabilities, including litigation risks; (v) the fair value of assets acquired and liabilities assumed not being properly estimated; (vi) the difficulties of imposing adequate financial and operating controls on such businesses and their respective management teams and the potential liabilities that might arise pending the imposition of adequate controls; (vii) the difficulties in the integration of the operations, technologies, services and products of such businesses; and (viii) the failure to achieve the strategic objectives of these acquisitions and investments.
Our businesses operate in a number of jurisdictions that have a higher business, operating, and regulatory risk profile than the United States, United Kingdom, and European Union jurisdictions. Such risks may include risks of violation of the United States’, the United Kingdom’s and other jurisdictions’ anti-corruption, anti-bribery, and international trade laws. Our results of operations and financial position may be adversely affected if we are not able to put in place effective financial controls and compliance policies to safeguard against such risks as part of our integration of businesses, including PharmaLex, RCA, and other acquisitions.
Our business and results of operations may be adversely affected if we fail to manage and complete divestitures.
We regularly evaluate our portfolio to determine whether an asset or business may no longer help us meet our objectives. When we decide to divest assets or a business, we may encounter difficulty finding buyers or alternative exit strategies, which could delay the achievement of our strategic objectives. Further, divestitures may be delayed due to failure to obtain required approvals on a timely basis, if at all, from governmental authorities, or may become more difficult to execute due to conditions placed upon approval that could, among other things, delay or prevent us from completing a transaction, or otherwise restrict our ability to realize the expected financial or strategic goals of a transaction. The impact of a divestiture on our results of operations could also be greater than anticipated.
We face geopolitical and other risks associated with our international operations, which could materially adversely impact our financial position, results of operations, and cash flows.
We conduct operations in over 50 countries and, in fiscal 2024, approximately 10% of our revenue was derived from our international operations, which subjects us to various risks inherent in global operations. In the future, we may conduct business in additional foreign jurisdictions, which may present new or different risks associated with such foreign operations.
At any particular time, our global operations may be affected by local changes in laws, regulations, and political and economic environments, including inflation, recession, currency volatility, and competition, as well as business and operational decisions made by joint venture partners. For example, Turkey remains a "highly inflationary economy," as defined under U.S. GAAP, which impacted our consolidated financial statements. Refer to the Foreign Currency accounting policy in Note 1 of the Notes to Consolidated Financial Statements for the incremental expenses recorded related to Turkey’s highly inflationary accounting impact on our consolidated financial statements.
Furthermore, geopolitical dynamics caused by political, economic, social or other conditions in foreign countries and regions may impact our business and results of operations. During fiscal 2024, we continued to experience increased costs, including for fuel, and it is possible that we could experience supply disruptions or shortages if tariffs or other protective measures are enacted. Significantly higher and sustained rates of inflation, with subsequent increases in operational costs, could have a material adverse effect on our business, financial position, results of operations, and cash flows. The continued threat of terrorism and heightened security and military action in response thereto, or any other current or future acts of terrorism, war (such as the ongoing conflicts in Ukraine and between Israel and Hamas), and other events (such as economic sanctions and trade restrictions, including those related to the ongoing conflicts in Ukraine and between Israel and Hamas) may cause further disruptions to the economies of the United States and other countries and create further uncertainties or could otherwise negatively impact our business, financial position, results of operations, and cash flows.
Changes or uncertainty in U.S. policies or the policies of other countries and regions in which we do business, including any changes or uncertainty with respect to U.S. or international trade policies or tariffs, also can disrupt our global operations, as well as the operations of our customers and suppliers. Any disruption may inhibit our access to, or require us to spend more money to source, certain products or that we use in our operations. Any of these factors could adversely affect our business, financial position, results of operations, and cash flows.
We might be adversely impacted by fluctuations in foreign currency exchange rates.
We conduct our business in various currencies, including the U.S. Dollar, the U.K. Pound Sterling, the Euro, the Turkish Lira, the Brazilian Real, and the Canadian Dollar. Changes in foreign currency exchange rates could reduce our revenues, increase our costs or otherwise adversely affect our financial results reported in U.S. dollars. We may from time to time enter into foreign currency contracts, foreign currency borrowings or other techniques intended to hedge a portion of our foreign currency exchange rate risks. These hedging activities may not completely offset the adverse financial effects of unfavorable movements in foreign currency exchange rates during the time the hedges are in place. Any of these risks might have an adverse impact on our business operations and our financial position, results of operations, or cash flows.
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

Additionally, we seek to maintain coverage for risks associated with cybersecurity, but such insurance comes with increasingly high self-insured retentions and, in some cases, policies may not provide adequate coverage for possible losses. Uninsured losses or operational losses that result from large, self-insured retentions under commercial insurance coverage might have an adverse impact on our business operations and our financial position or results of operations.
We are subject to industry risks that might not be covered by insurance nor indemnification obligations of our contracted parties.
We are exposed to risks inherent to the healthcare industry, including, without limitation, the distribution, administration, ancillary services, and related consultation services provided to our customers, providers, or manufacturers of pharmaceutical products. We seek indemnification from our third-party business partners, including the vendors of the products that we distribute, and seek to limit liability of our contractual exposure with our third-party business partners, but any indemnification or limitation of liability contained in such contractual provisions may not be enforceable, or the contracted party may not be financially capable of meeting its contractual obligations or adequately protecting us from liability. While we maintain various insurance policies, including product liability, professional liability, or cyber liability policies, adverse losses might be uninsured, not have sufficient insurance limits, or have high self-insured retentions that could have a materially adverse impact on our business operations and our financial position or results of operations.
We might be unable to successfully recruit and retain qualified employees.
Our ability to attract, engage, develop and retain qualified and experienced employees, including key executives and other talent, is essential for us to meet our objectives. We compete with many other businesses to attract and retain employees. Competition among potential employers might result in increased salaries, benefits or other employee-related costs, or in our failure to recruit and retain employees. Additionally, we may experience sudden, unexpected loss of key personnel due to a variety of causes, such as illness or death, and we must adequately plan for succession of key management roles. However, our succession plans may not be effective if, for example, an employee does not successfully transition into a new role. Any of these risks might have a materially adverse impact on our business operations and our financial position or results of operations.
Additionally, approximately 28% of our employees are covered by collective bargaining agreements, nearly all of whom are employees located outside of the United States. We work to maintain strong relationships with our employees; however, if any of our employees in the locations that are unionized should engage in strikes or other such bargaining tactics in connection with the negotiation of collective bargaining agreements, such tactics could be disruptive to our operations, adversely affect our results of operations, and cause reputational harm.
The loss or disruption of information systems could disrupt our operations and have a material adverse effect on our business.
Our businesses rely on sophisticated information systems to obtain, rapidly process, analyze, and manage data to facilitate the purchase and distribution of thousands of inventory items from numerous distribution centers; to receive, process, and ship orders on a timely basis; to account for other product and service transactions with customers; to manage the accurate billing and collections for thousands of customers; and to process payments to suppliers. We continue to make substantial investments in our data centers, distribution centers and information systems, including, but not limited to, those relating to our acquisition of Alliance Healthcare and PharmaLex. To the extent our information systems are not successfully implemented or fail, or to the extent there are data center interruptions or outages caused by factors such as infrastructure overload, ransomware attacks, security breaches or natural disaster, our business and results of operations may be materially adversely affected. Our business and results of operations may also be adversely affected if a third-party business partner does not perform satisfactorily and/or is impacted by cybersecurity incident, or if information systems are interrupted or damaged by unforeseen events, including due to the actions of third parties.
Information security risks have generally increased in recent years because of the changing threat landscape, evolving vulnerabilities, proliferation of cloud-based infrastructure and other services, new technologies, supply chain dependencies and the increased sophistication and activities of perpetrators of cyber-attacks. Security incidents such as ransomware attacks are becoming increasingly prevalent and severe, as well as increasingly difficult to detect. These risks have increased with the growth of our business and the breadth and scope of our information systems, including as we acquire or integrate the information systems of acquired businesses, such as Alliance Healthcare and PharmaLex, into our enterprise. As we continue to integrate the information systems of different business units, there is the increasing possibility that a security incident in one business unit will affect others.
In addition, security incidents may disrupt our businesses and require that we expend substantial additional resources related to the security of information systems. We, and our third-party business partners, have experienced cyberattacks. For example, we previously disclosed cybersecurity incidents in February 2024 and in March 2023. Although the prior incidents did not have a material impact on us, either individually or in the aggregate, similar incidents or events in the future may materially impact our business, reputation or financial results.
Security breaches can occur as a result of technical and non-technical issues, including intentional or inadvertent actions by our employees or third-party business partners, or the exploitation of known or unknown vulnerabilities. A failure, interruption, or breach of our operational or information security systems, or those of our third-party business partners, as a result of cyber-attacks or information security breaches could disrupt our business, result in the disclosure or misuse of confidential or proprietary information or personal data, damage our reputation, cause loss of customers or revenue, increase our costs, result in litigation and/or regulatory action, and/or cause other losses, any of which, whether they involve us or our suppliers, might have a materially adverse impact on our business operations, business strategy, our ability to provide products/services to our customers and our financial position or results of operations. We may not be aware of all vulnerabilities and cannot anticipate, detect, or implement fully effective preventative measures against all cybersecurity threats, particularly because the techniques used are increasingly sophisticated and constantly evolving. For example, as Artificial Intelligence ("AI") continues to evolve, cyber-attackers could also use AI to develop malicious code and sophisticated phishing attempts. As a result, cyber security and the continued development and enhancement of the controls and processes designed to protect our systems, computers, software, data, and networks from attack, damage, or unauthorized access remain a priority for us. Although we believe that we have robust information security procedures, controls and other safeguards in place, as cyber threats continue to evolve, we may be required to expend additional resources to continue to enhance our information security measures and/or to investigate and remediate information security vulnerabilities.
Industry and Economic Risks
Our results of operations could be adversely impacted by manufacturer pricing changes.
Our contractual arrangements with pharmaceutical manufacturers for the purchase of brand-name pharmaceutical products in the United States generally use wholesale acquisition cost ("WAC") as the reference price. We sell brand-name pharmaceutical products to many of our customers using WAC as the reference price and to other customers based on their negotiated contract price. If manufacturers change their pricing policies or practices with regard to WAC or if prices charged by manufacturers do not align with prices negotiated to be paid by our customers, and we are unable to negotiate alternative ways to be compensated by manufacturers or customers for the value of our services, our results of operations could be adversely affected. Additionally, there are a number of U.S. government policy initiatives being considered that, if enacted, could directly or indirectly regulate or impact WAC prices. If such initiatives are passed or finalized and we are unable to negotiate equitable changes with our suppliers and/or customers, our results of operations could be adversely impacted.
The pharmaceutical products that we purchase are also subject to price inflation and deflation. Additionally, certain distribution service agreements that we have entered into with brand-name and generic pharmaceutical manufacturers have a price appreciation component to them. As a result, our gross profit from brand-name and generic pharmaceuticals continues to be subject to fluctuation based upon the timing and extent of manufacturer price increases, which we do not control. If the frequency or rate of brand-name and generic pharmaceutical price increases slows, whether due to regulatory mandates, the implementation of legislative proposals, policy initiatives or voluntary manufacturer actions, our results of operations could be adversely affected. In addition, generic pharmaceuticals are also subject to price deflation. If the frequency or rate of generic pharmaceutical price deflation accelerates, the negative impact on our results of operations would be greater.
Competition and industry consolidation may erode our profit.
As described in greater detail in the "Competition" section of Item 1. Business of this Annual Report on Form 10-K, the industries in which we operate are highly competitive. In addition, the healthcare industry continues to experience increasing consolidation, including through the formation of strategic alliances among pharmaceutical manufacturers, retail pharmacies, healthcare providers and health insurers, which may create further competitive pressures on our pharmaceutical distribution business. Continued consolidation within the healthcare industry could adversely affect our results of operations, to the extent we experience reduced negotiating power or possible customer losses.
Our revenue and results of operations may suffer upon the bankruptcy, insolvency, or other credit failure of a significant customer.
Most of our customers buy pharmaceuticals and other products and services from us on credit. Credit is made available to customers based upon our assessment and analysis of their creditworthiness. Although we often try to obtain a security interest in assets and other arrangements intended to protect our credit exposure, we generally are either subordinated to the position of the primary lenders to our customers or substantially unsecured. Volatility of the capital and credit markets, general economic conditions including elevated interest rates, changes in customer payment terms, and regulatory changes (such as changes in reimbursement), may adversely affect the solvency or creditworthiness of our customers and their ability to maintain liquidity sufficient to repay their obligations to us as they become due. The bankruptcy, insolvency, or other credit failure of any customer that has a substantial amount owed to us could have a material adverse effect on our operating revenue and results of operations. As of September 30, 2024, our two largest trade receivable balances due from customers represented approximately 37% and 5% of our accounts receivable, net.
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
If the capital and credit markets experience significant disruption and volatility in the future, we could experience downward movement in our stock price without regard to our financial position or results of operations or an adverse effect, which may be material, on our ability to access credit. While we believe that our operating cash flow and existing credit arrangements give us the ability to meet our financing needs, disruption and volatility could increase our costs of borrowing, impair our liquidity, or adversely impact our business.
Additionally, rating agencies continually review the ratings that they have assigned to us and our outstanding debt securities. To maintain our ratings, we are required to meet certain financial performance ratios. Liabilities related to litigation or any significant related settlement, an increase in our debt or a decline in our earnings could result in downgrades in our credit ratings. Actual or anticipated changes or downgrades in our credit ratings, including any announcement that our ratings are under review for a downgrade or have been assigned a negative outlook, could hinder our access to public debt markets, limit the institutions willing to provide credit to us, result in more restrictive financial and other covenants in our public and private debt, and would likely increase our overall borrowing costs and adversely affect our earnings.
Declining economic conditions could adversely affect our results of operations and financial position.
Our operations and performance depend on the economic conditions in the United States and other countries or regions where we do business. Deterioration in general economic conditions could adversely affect the number of prescriptions that are filled and the number of pharmaceutical products purchased by consumers and, therefore, could reduce purchases by our customers, which would negatively affect our revenue growth and cause a decrease in our profitability. Negative trends in the general economy, including interest rate fluctuations, financial market volatility, or credit market disruptions, may also affect our customers’ ability to obtain credit to finance their businesses on acceptable terms and could result in reduced discretionary spending on health products. Reduced purchases by our customers or changes in payment terms could adversely affect our revenue growth and cause a decrease in our cash flows from operations. Bankruptcies or similar events affecting our customers may cause us to incur bad debt expense at levels higher than historically experienced. Declining economic conditions or increases in inflation may also increase our costs.
Litigation and Regulatory Risks
Increasing governmental efforts to regulate the pharmaceutical supply chain may increase our costs and reduce our profitability.
The healthcare industry in the United States, as well as in the other countries and regions in which we do business, is highly regulated at many levels of government. There have been increasing efforts in the United States by Congress and state and federal agencies, including state boards of pharmacy, departments of health, the FDA, DEA, Transportation Security Administration, and Federal Trade Commission ("FTC"), and by similar regulators in the United Kingdom, the European Union, and other countries, to regulate the pharmaceutical supply chain. Regulation of pharmaceutical distribution is intended to prevent diversion and the introduction of counterfeit, adulterated, and/or mislabeled drugs into the pharmaceutical distribution system, as well as ensure the integrity of products traversing the supply chain. Consequently, we are subject to the risk of changes in various laws, which include operating, record keeping, and security standards of the DEA, the FDA, various state boards of pharmacy and comparable agencies. In recent years, some governments have passed or proposed laws and regulations intended to protect the safety and security of the supply chain that could substantially increase the costs and burden of pharmaceutical distribution.

At the federal level, in the United States, the DSCSA establishes national traceability standards requiring drugs to be labeled and tracked at the bottle level, preempts state drug pedigree requirements, and required all supply-chain stakeholders to participate in an electronic, interoperable prescription drug traceability system by November 2023. In August 2023, however, the FDA established a stabilization period, which is set to expire on November 27, 2024, to allow trading partners to implement, troubleshoot and mature their electronic interoperable systems. The FDA expects trading partners to use this stabilization period to build and validate interoperable systems and processes, manage products and data, and ensure continuity of the supply chain and product availability to patients. In October 2024, the FDA announced that it would allow exemptions from the expiring stabilization period (and subsequent enforcement), extending the timelines for certain trading partners who have initiated electronic systems but continue to work toward addressing challenges around data exchange, quality and reliability. These exemptions apply to eligible wholesale distributors, including the Company, until August 27, 2025.
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
Additionally, in 2024, the FTC issued a request for information to industry stakeholders to review the cause of and potential solutions to drug shortages. Responses were received from many stakeholders but no further action has been taken.
Failure to comply with the DQSA requirements or with additional similar governmental regulatory and licensing requirements may result in suspension or delay of certain operations and additional costs to bring our facilities into compliance. Our international operations may also be subject to local regulations containing record-keeping and other obligations related to our distribution operations in those locations. For example, the safety features of the Falsified Medicines Directive became operational in EU member states in February 2019 and consist of placing a unique identifier (a two-dimensional barcode) and an anti-tampering device on the outer packaging of medicines. Additionally, pedigree tracking laws increase our compliance burden and our pharmaceutical distribution costs and could have an adverse impact on our financial position or results of operations.
As discussed in the "Public concern over the abuse of opioid medications, including increased legal and regulatory action, could negatively affect our business" risk factor, certain governmental and regulatory agencies, as well as state and local jurisdictions, are focused on the abuse of opioid medications in the United States. In addition to conducting investigations and participating in litigation related to the misuse of prescription opioid medications, federal, state and local governmental and regulatory agencies are considering legislation and regulatory measures to limit opioid prescriptions and more closely monitor product distribution, prescribing, and dispensing of these drugs.
Complying with the DQSA requirements, including the DSCSA requirements, and other chain of custody and pharmaceutical distribution requirements, including follow-on actions related to current public concern over the abuse of opioid medications, could result in suspension or delays in our production and distribution activities, which may increase our costs and could otherwise adversely affect our results of operations.
Legal, regulatory, and legislative changes with respect to reimbursement, pricing, and contracting may adversely affect our business and results of operations, including through declining reimbursement rates.
Both our business and our customers' businesses may be adversely affected by laws and regulations reducing reimbursement rates for pharmaceuticals and/or medical treatments or services, changing the methodology by which reimbursement levels are determined, or regulating pricing, contracting, and discounting practices with respect to medical products and services. Additionally, on occasion, price increases and pricing practices with respect to certain brand-name and generic pharmaceuticals have been the subject of governmental inquiries, national, federal and state investigations and private litigation. Any law or regulation impacting pharmaceutical pricing or reimbursement, such as pricing controls or indexing models at a national, federal or state level, could adversely affect our operations.
In the European Union, many governments provide or subsidize healthcare to consumers and regulate pharmaceutical prices, patient eligibility, and reimbursement levels in order to control government healthcare system costs. In most EU member states, for example, the government regulates pricing of a new pharmaceutical product at launch often through direct price controls, international price comparisons, and controlling profits and/or reference pricing. Some European governments and statutory health insurers and payers have implemented or are considering austerity measures to reduce healthcare spending, such as price volume discounts or tiered rebates, cost caps, regulated wholesale margins, cost sharing for increases in excess of prior year costs for individual products or aggregated market level spending, outcome-based pricing schemes, and free products for a portion of the expected therapy period. All of these measures exert pressure on the pricing and reimbursement levels for pharmaceuticals and may cause our customers to purchase fewer of our products and services or influence us to reduce prices.

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
Subsequent legislation has made additional changes to federal drug payment and pricing policies, including the Bipartisan Budget Act of 2018, which increased the Medicaid rebate due with respect to line extensions of single source or innovator multiple source oral solid dosage form drugs. The federal government and state governments could take other actions in the future that impact Medicaid reimbursement and rebate amounts or the cost of drugs. Any reduction in the Medicaid reimbursement rates to our customers or changes affecting manufacturer rebate liabilities may indirectly impact the prices that we can charge our customers for multiple source pharmaceuticals or our distribution relationships and cause corresponding declines in our profitability. There can be no assurance that recent or future changes in Medicaid prescription drug reimbursement policies will not have an adverse impact on our business. Among other things, the removal of the ceiling on manufacturer Medicaid rebate amounts, effective January 1, 2024, has led to WAC price reductions and affected manufacturer price increases for certain products.
Also, on August 16, 2022, President Biden signed into law the Inflation Reduction Act ("IRA"), an omnibus budget law that contains significant reforms affecting prescription drug pricing and reimbursement. These reforms include: (i) manufacturer inflation rebates on drugs covered under Medicare Part B and Medicare Part D, to the extent such products’ prices increase faster than the rate of consumer price inflation, which took effect in the fourth quarter of 2022 for Part D drugs and the first quarter of 2023 for Part B drugs; (ii) limits on Medicare Part B and Part D patients’ cost sharing for insulin, beginning in 2023; (iii) Medicare Part D benefit redesign beginning in 2024, including replacement of the "coverage gap discounts" that pharmaceutical manufacturers currently pay with new mandatory manufacturer discounts applicable during all phases of the Part D benefit after satisfaction of the deductible, beginning in 2025; and (iv) federal price negotiation of "maximum fair prices" for certain "selected" high-expenditure drugs under Medicare Parts D and B, applicable beginning in 2026 for Part D drugs and 2028 for Part B drugs, under which maximum fair prices must be made available to pharmacies, physicians, and other entities dispensing or providing drugs covered under Medicare Parts D and B. Although the primary effects of the IRA reforms will be felt by manufacturers, these changes may impact our customer pricing structures, our manufacturer distribution relationships and revenue, our customers’ billing processes and reimbursement amounts, the market shares of competing products, and drug prices more generally (including outside of the Medicare context). Among other issues, the mechanisms by which maximum fair prices will be made available to pharmacies, physicians and other purchasers of selected drugs, and our associated role and responsibilities, remain to be determined. Centers for Medicare & Medicaid Services ("CMS") has proposed a mechanism under which manufacturers would issue rebates or credits to effectuate the maximum fair prices to pharmaceutical purchasers, directly or indirectly through a third-party clearinghouse, but has left open the option of manufacturers utilizing distribution mechanisms such as chargebacks. Manufacturers are required to choose their methodology for price access compliance by September 1, 2025 for the first year of maximum fair pricing implementation starting January 1, 2026. More broadly, the law contains reimbursement and pricing incentives intended to promote biosimilar introduction and competition which may affect our customers’ selection of products. Each of these considerations, as well as other issues that may arise in connection with the implementation of the IRA, may adversely affect our operations and profitability as well as our customers’ operations, profitability, and cash flow. In addition, at least eight federal lawsuits have been filed by manufacturers seeking to invalidate the negotiated drug pricing features of the IRA. To date, none of the manufacturers has prevailed in such litigation, but some cases may proceed to appellate review. The uncertainties associated with this litigation may create disruption with respect to both implementation of the law and pricing practices.
Our businesses also sell specialty and other drugs to physicians, hospitals, community oncology practices and other providers that are reimbursed under Part B of the Medicare program. The CMS published a final rule in November 2017 that reduces Medicare outpatient hospital reimbursement for separately payable drugs (other than vaccines) purchased through the 340B drug discount program from average sales price ("ASP") plus 6% to ASP minus 22.5% (with certain exceptions), effective January 2018. Subsequently, CMS issued proposed rules for later years containing similar reductions in hospital outpatient payments for 340B drugs. In June 2022, the United States Supreme Court ruled in American Hospital Association v. Becerra that CMS’s final rule was inconsistent with the Medicare statute and was therefore invalid. Following the Supreme Court’s decision, CMS published a final rule for the calendar year 2023 hospital outpatient payment system, which discontinued the payment reductions prospectively, and indicated that a separate rulemaking would be undertaken to address retrospective remedies. In November 2023, CMS finalized a retrospective refund rule that provides for lump-sum refund payments totaling approximately $9 billion to be made to affected 340B hospitals and requires budget neutrality for the hospital outpatient payment system as a whole, reducing Medicare payments to all hospitals for other hospital outpatient services by 0.5% for calendar years 2026-2040. While these actions remove the reimbursement restrictions for 340B products affecting our customers and indirectly our Company, there can be no assurance that the corresponding offsets, or other recent or future rules established by CMS will not have an adverse impact on our business.

Further, even where a government entity does not affirmatively change drug price regulation standards, other parties in the drug manufacturing and distribution system may change their interpretation or approach to implementing or complying with those standards in a manner that may adversely affect our business. For example, the 340B drug discount program requires manufacturers to provide discounts on outpatient drugs to "covered entity" safety net providers, and there are significant ongoing disputes and emerging developments relating to that program. First, previous Health Resources and Services Administration ("HRSA") guidance has allowed covered entities to dispense 340B discounted drugs through arrangements with multiple "contract pharmacies." Beginning in 2020, numerous manufacturers announced initiatives that inhibit or limit covered entities’ ability to use any, or multiple, contract pharmacies, place conditions on the use of contract pharmacies, or direct us not to honor 340B discounted pricing requests on orders to be shipped to contract pharmacies (or the manufacturers may not honor chargebacks where such discounts are extended to contract pharmacies). HRSA advised certain manufacturers that it was referring their policies to the Office of Inspector General of the Department of Health and Human Services for potential civil money penalty enforcement proceedings. Subsequently, manufacturers and covered entities have filed lawsuits against HRSA regarding the contract pharmacy policy. As of the date of this Annual Report on Form 10-K, two federal appeals courts have upheld the manufacturers’ restrictions, and the federal government has indicated that it does not intend to appeal these decisions and that it intends to concede in similar pending district court claims in those federal appellate circuits. We cannot predict the outcome of any pending proceedings. However, several states have enacted legislative proposals that would restrict such manufacturer policies, and these new laws are likewise the subject of ongoing litigation by manufacturers. Our customers include covered entities and organizations with significant participation as contract pharmacies, and the unavailability of 340B discounts through contract pharmacy arrangements may adversely affect such customers and, therefore, could adversely affect our business.
Second, and relatedly, HRSA has finalized a rule that allows 340B program covered entities to bring administrative dispute claims against manufacturers for alleged 340B overcharges, including overcharges relating to contract pharmacy limits or other matters. A few covered entities have filed claims, but such proceedings are in their early stages. While wholesale distributors are not parties to these proceedings, it is possible that either manufacturers or covered entities may seek data relating to underlying claims, which could indirectly increase our operational costs.
Third, manufacturers have proposed to implement rebate programs to alleviate some of the effects of the 340B price rule changes. The federal government has continued to challenge such proposals. We cannot predict whether manufacturers will continue to propose rebate programs or the outcome of potential enforcement actions or litigation relating to those approaches. Like the contract pharmacy restrictions, the rebate model described above may limit access to 340B pricing to covered entities and may also supplant 340B chargeback mechanisms that we administer, which could adversely affect our business and the business of our customers.
The federal government may adopt measures in the future that would further reduce Medicare and/or Medicaid spending or impose additional requirements on healthcare entities. Any future reductions in Medicare reimbursement rates or modifications to Medicare drug pricing regulations, such as ASP calculations, or the extension of IRA pricing reforms to commercial health plans, could negatively impact our customers’ businesses and their ability to continue to purchase such drugs from us, or could indirectly affect the structure of our relationships with manufacturers and our customers. We can provide no assurances that future Medicare, Medicaid or other insurance payment or policy changes, if adopted, would not have a material adverse effect on our business.
Finally, federal and state governments may adopt policies affecting drug pricing and contracting practices outside of the context of federal programs such as Medicare and Medicaid, which may adversely affect our business. For example, several states have adopted laws that require drug manufacturers to provide advance notice of certain price increases and to report information relating to those price increases, while others have taken legislative or administrative action to establish prescription drug affordability boards or multi-payer purchasing pools to reduce the cost of prescription drugs. If such programs were to proliferate, they have the potential to create significant channel disruption, with manufacturers seeking tighter controls for product access at the state level to ensure availability within each state rather than enabling arbitrage accesso state lines.
In addition, various proposals have been advanced to permit the importation of drugs from other countries to provide lower cost alternatives to the products available in the United States. An example is the Safe Importation Action Plan ("SIP") that was released by HHS and the FDA on July 31, 2019, and that outlines two potential pathways to allow importation of certain drugs from foreign markets. Following the SIP framework, the FDA issued a final rule that allows importation of certain lower-cost prescription drugs from Canada. Under the rule, states or certain other non-federal governmental entities are permitted to submit importation program proposals to the FDA for review and authorization of two-year programs (with the opportunity to extend for two more years). While the final rule became effective on November 30, 2020, its implementation has been delayed and its impact is uncertain, in part because lawsuits have been filed challenging the government’s authority to promulgate it. Further, authorities in Canada have passed rules designed to safeguard the Canadian drug supply from shortages. Despite the ongoing litigation, on July 9, 2021, President Biden signed an Executive Order pertaining to drug pricing that directs the Commissioner of the FDA to work with states and Indian Tribes to facilitate the commercial importation of certain prescription drugs from Canada. If implemented, importation of drugs from Canada may materially and adversely affect our business. The regulatory and market implications of the final rule and guidance remain unknown. Proponents of drug reimportation may attempt to pass legislation that would directly allow reimportation under certain circumstances. Legislation or regulations allowing the reimportation of drugs, if enacted, could decrease the price that we receive for products and adversely affect our future revenues and prospects for profitability.
There can be no assurances that future changes to drug reimbursement policies, drug pricing and contracting practices outside of federal healthcare programs, or to government drug price regulation programs, such as the Medicaid rebate, ASP, or 340B program, will not have an adverse impact on our business.
If we fail to comply with laws and regulations in respect of healthcare fraud and abuse, we could suffer penalties or be required to make significant changes to our operations.
We are subject to extensive and frequently changing laws and regulations relating to healthcare fraud and abuse, both in the United States and abroad. The U.S. federal government continues to strengthen its scrutiny of practices potentially involving healthcare fraud affecting Medicare, Medicaid and other government healthcare programs. Our relationships with healthcare providers and pharmaceutical manufacturers subject our business to laws and regulations on fraud and abuse which, among other things, (i) prohibit persons from soliciting, offering, receiving or paying any remuneration in order to induce the referral of a patient for treatment or the ordering or purchasing of items or services that are in any way paid for by Medicare, Medicaid or other government-sponsored healthcare programs and (ii) impose a number of restrictions upon referring physicians and providers of designated health services under Medicare and Medicaid programs. Laws relating to healthcare fraud and abuse give federal enforcement personnel substantially increased funding, powers and remedies to pursue suspected fraud and abuse, and these enforcement authorities were further expanded by the ACA. Many states have enacted similar statutes, which are not necessarily limited to items and services for which payment is made by federal healthcare programs. While we believe that we are in compliance with applicable laws and regulations, many of the regulations applicable to us, including those relating to certain incentives offered in connection with sales of pharmaceutical products and related services, are vague or indefinite, and have not been interpreted by the courts. They may be interpreted or applied by a prosecutorial, regulatory or judicial authority in a manner that could require us to make changes in our operations. If we fail to comply with applicable laws and regulations, we could be subject to administrative, civil and criminal penalties, including the loss of licenses or our ability to participate in Medicare, Medicaid, and other federal, state, or governmental healthcare programs.
Our business, results of operations, and cash flows could be adversely affected by legal proceedings.
Due to the nature of our operations, which we conduct through a variety of businesses, including the distribution of pharmaceuticals, the dispensing of healthcare products, and the provision of services to the pharmaceutical industry, each of our businesses may become involved in government investigations, legal disputes, or proceedings. These investigations, disputes or proceedings have involved or may involve healthcare fraud and abuse, the False Claims Act, antitrust, class actions, commercial, cybersecurity and data privacy, employment, environmental, intellectual property, licensing, public disclosures and various other claims, including claims related to opioid medications. The Company’s Board of Directors and/or management team may also be the subject of derivative litigation, which can require significant time, attention and resources to resolve.
Litigation is inherently unpredictable, and the unfavorable outcome of legal proceedings could adversely affect our financial position, results of operations, and cash flows. Litigation is costly, time-consuming, and disruptive to ordinary business operations. The defense and resolution of these current and future proceedings could have a material adverse effect on our financial position, results of operations, and cash flows. Violations of various laws, including with respect to the marketing, sale, purchase, and dispensing of pharmaceutical products and the provision of services to the pharmaceutical industry, can result in criminal, civil, and administrative liability, for which there can be significant financial damages, criminal and civil penalties, and possible exclusion from participation in federal and state health programs. Any settlement, judgment or fine could materially adversely affect our results of operations.
Statutory and/or regulatory violations could also form the basis for qui tam complaints. The qui tam provisions of the federal and various state civil False Claims Acts authorize a private person, known as a relator, to file civil actions under these statutes on behalf of the federal and state governments. Under False Claims Acts, the filing of a qui tam complaint by a relator imposes obligations on government authorities to investigate the allegations and determine whether to intervene in the action. Such cases may involve allegations around the marketing, sale, purchase, and/or dispensing of brand-name and/or generic pharmaceutical products or the provision of services to the pharmaceutical industry. Such complaints are filed under seal and remain sealed until the applicable court orders otherwise. Our business and results of operations could be adversely affected if qui tam complaints are filed against us for alleged violations of any health laws and regulations and damages arising from resultant false claims, if the litigation proceeds whether government authorities decide to intervene in any such matters, and/or if we are found liable for all or any portion of violations alleged in any such matters.

Opioid-related legal proceedings and the Distributor Settlement Agreement that we have entered into could adversely impact our cash flows or results of operations.
On July 21, 2021, it was announced that we and the two other national pharmaceutical distributors had negotiated a Distributor Settlement Agreement that, if all conditions were satisfied, would result in the resolution of a substantial majority of opioid lawsuits filed by state and local governmental entities. The Distributor Settlement Agreement became effective on April 2, 2022, and as of September 30, 2024, it included 48 of 49 eligible states (the "Settling States") as well as 99% by population of the eligible political subdivisions in the Settling States. Our accrued litigation liability related to the Distributor Settlement Agreement, including the State of Alabama and an estimate for non-participating government subdivisions (with whom we have not reached a settlement agreement), as well as other opioid-related litigation for which we have reached settlement agreements was $4.9 billion as of September 30, 2024. The $4.9 billion liability will be paid over 14 years. We currently estimate that $630.2 million will be paid prior to September 30, 2025, which is recorded in Accrued Expenses and Other on our Consolidated Balance Sheet. The remaining long-term liability of $4.3 billion is recorded in Accrued Litigation Liability on our Consolidated Balance Sheet. While we have accrued our estimated liability for opioid litigation, we are unable to estimate the range of possible loss associated with the matters that are not included in the accrual. Because loss contingencies are inherently unpredictable and unfavorable developments or resolutions can occur, the assessment is highly subjective and requires significant judgments about future events. We regularly review opioid litigation matters to determine whether an accrual is adequate. The amount of ultimate loss may differ materially from the amount accrued to date. Until such time as otherwise resolved, we will continue to litigate and prepare for trial and to vigorously defend ourselves in all such matters. Since these matters are still developing, we are unable to predict the outcome, but the result of these lawsuits could include excessive monetary verdicts and/or injunctive relief, which could have a material adverse effect on our business, financial position, results of operations, and cash flows and could result in a lower than historical level of capital available for deployment, including a lower level of capital returned to stockholders. Further details on the Settlement Agreement and opioid litigation are provided in Note 13 of the Notes to Consolidated Financial Statements.
Public concern over the abuse of opioid medications, including increased legal and regulatory action, could negatively affect our business.
Certain governmental and regulatory agencies, as well as state and local jurisdictions, are focused on the abuse of opioid and other controlled substance medications in the United States. Federal, state and local governmental and regulatory agencies are conducting investigations of us and others in the pharmaceutical supply chain, including pharmaceutical manufacturers, national retail pharmacy chains, independent pharmacies, prescribers, and other pharmaceutical wholesale distributors, regarding the manufacture, dispensing, and distribution of opioid and other controlled substance medications. In addition, a significant number of lawsuits have been filed against us, other pharmaceutical wholesale distributors, and others in the pharmaceutical supply chain by state and local governmental entities and other plaintiffs for claims related to the Company’s distribution of opioid medications. These lawsuits allege, among other claims, that we failed to provide effective controls and procedures to guard against the diversion of controlled substances, acted negligently by distributing controlled substances to pharmacies that serve individuals who abuse controlled substances, and failed to report suspicious orders of controlled substances in accordance with regulations. Additional governmental and regulatory entities have indicated an intent to sue and may conduct investigations of us in the future, and lawsuits could be brought against the Company by other plaintiffs under other theories related to opioid abuse. We are deeply committed to diversion control efforts, have sophisticated systems to identify orders placed warranting further review to determine if they are suspicious (including through the use of data analytics), and engage in due diligence and ongoing monitoring of customers. We are also being sued by private plaintiffs, such as unions, other health and welfare funds, hospital systems, third-party payors, other healthcare providers and individuals alleging personal injury for the same activities and continue to be named as a defendant in additional opioid-related lawsuits.
The Distributor Settlement Agreement includes injunctive relief terms relating to distributors’ controlled substance anti-diversion programs. A monitor will oversee compliance with these provisions for a period of five years. In addition, the distributors will engage a third-party vendor to act as a clearinghouse for data aggregation and reporting, which the distributors will fund for ten years. It is possible that the implementation and maintenance of the required changes to distributors’ controlled substance anti-diversion programs may result in unforeseen costs or operational challenges that could have an adverse impact on our results of operations or performance.
Legislative, regulatory or industry measures to address the misuse of prescription opioid medications may also affect our business in ways that we are not be able to predict. Certain jurisdictions have enacted, and others are considering, legislation that could require entities to pay an assessment or tax on the sale or distribution of opioid medications in those states. If additional state or local jurisdictions enact legislation that taxes or assesses the sale or distribution of opioid medications and we are not able to mitigate the impact on our business through operational changes or commercial arrangements where permitted, such legislation in the aggregate may have a material adverse effect on the Company’s financial position, results of operations, and cash flows.

Ongoing unfavorable publicity regarding the abuse or misuse of prescription opioid pain medications and the role of wholesale distributors in the supply chain of such prescription medications, as well as the continued proliferation of opioid lawsuits, investigations, regulations and legislative actions, and unfavorable publicity in relation to those lawsuits, could continue to have a material adverse effect on our reputation or results of operations.
Tax legislation or challenges to our tax positions could adversely affect our results of operations and financial position.
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
An increasing number of states and foreign jurisdictions have adopted laws or administrative practices that impose new taxes on all or a portion of gross revenue or other similar amounts or impose additional obligations to collect transaction taxes, such as sales, consumption, value added, or similar taxes. We may not have sufficient lead time to build systems and processes to collect these taxes properly, or at all. Failure to comply with such laws or administrative practices, or a successful assertion by such states or foreign jurisdictions requiring us to collect taxes where we do not, could result in material tax liabilities, including for past sales, as well as penalties and interest.
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
Violations of anti-bribery, anti-corruption, and/or international trade laws that we are subject to could have a material adverse effect on our business, financial position, and results of operations.
We are subject to laws concerning our business operations and marketing activities in foreign countries where we conduct business. For example, we are subject to the U.S. Foreign Corrupt Practices Act (the "FCPA"), U.S. export control and trade sanction laws, and similar anti-corruption and international trade laws in certain foreign countries, such as the U.K. Bribery Act, any violation of which could create substantial liability for us and also cause a loss of reputation in the market. We may also have substantial liability if a third party acting on our behalf or on the behalf of our subsidiaries (including our joint venture partners) is in violation of these laws. The FCPA generally prohibits U.S. companies and their officers, directors, employees, and intermediaries from making improper payments to foreign officials for the purpose of obtaining or retaining business abroad or otherwise obtaining favorable treatment. The FCPA also requires that U.S. public companies maintain books and records that fairly and accurately reflect transactions and maintain an adequate system of internal accounting controls. If we are found to have violated the FCPA, we may face sanctions including civil and criminal fines, disgorgement of profits, and suspension or debarment of our ability to contract with government agencies or receive export licenses. We have business operations in many countries worldwide, including in China, India, Turkey, and other countries that are considered to have business environments with higher risk of conduct that could give rise to potential violations and liabilities. From time to time, we may face audits or investigations by one or more domestic or foreign government agencies relating to our international business activities, compliance with which could be costly and time-consuming, and could divert the attention of our management and key personnel from our business operations. An adverse outcome under any such investigation or audit could subject us to fines or other penalties, which could adversely affect our business, financial position, and results of operations.
Our actual or perceived failure to adequately protect personal data could result in claims of liability against us, damage our reputation or otherwise materially harm our business.
Given the nature of our business, we, together with our third-party business partners, receive, collect, process, use, and retain sensitive and confidential customer, patient, and employee data, in addition to proprietary business information. Some of our third-party business partners, such as identity verification and payment processing providers, also regularly have access to customer data. Additionally, we maintain other confidential, proprietary, or otherwise sensitive information relating to our business and from third parties.
Global privacy, cybersecurity and data protection-related laws and regulations are evolving, extensive, and complex. Compliance with these laws and regulations is challenging and costly. The interpretation and application of these laws in some instances is uncertain, and our legal and regulatory obligations are subject to frequent changes. We are required to comply with increasingly complex and changing data privacy regulations both in the United States and beyond that regulate the collection, use, security, processing, and transfer of personal data, including particularly the transfer of personal data between or among countries. Many of these regulations also grant rights to individuals. Many foreign data privacy regulations (including, without limitation, GDPR in the European Union, UK GDPR, Brazil’s General Data Protection Law, "LGPD," and the Personal Information Protection and Electronic Documents Act in Canada) and certain state laws and regulations (including California’s CCPA, the Colorado Privacy Act, the Connecticut Data Privacy Act, the Utah Consumer Privacy Act, and the Virginia Consumer Data Protection Act and recently enacted consumer privacy laws in Delaware, Iowa, Montana, Nebraska, New Hampshire, New Jersey, Oregon, and Texas) impose requirements beyond those enacted under United States federal law including, in some instances, private rights of action. For example, the EU GDPR imposes more stringent data protection requirements, including a broader scope of protected data, restrictions on cross-border transfers of personal data and more onerous breach reporting requirements, and the EU GDPR imposes greater penalties for non-compliance than the federal data protection laws in the United States. Other states and countries continue to enact similar legislation. We are also required to comply with expanding and increasingly complex cybersecurity laws and regulations in the United States and abroad (including, the EU) with respect to reporting information security incidents and additional requirements for avoiding or responding to an adverse event. We may also face audits or investigations by domestic or foreign government agencies relating to our compliance with these regulations. An adverse outcome under any such investigation or audit could subject us to fines or other penalties. We also have contractual obligations to our customers related to the protection of personal data and compliance with privacy and cybersecurity laws.
A party who is able to compromise the security measures of our networks and systems, or those of our third-party business partners, could misappropriate either proprietary business information or the personal information of our customers, patients, or employees. Any actual or perceived breach of confidential information could expose us to increased risk of lawsuits, regulatory penalties, loss of existing or potential customers, damage relating to loss of proprietary information, harm to our reputation and increases in our security, legal, and insurance costs.
The foregoing or other circumstances related to our collection, use, and transfer of personal data could cause a loss of reputation in the market and/or adversely affect our business and financial position.
Other Risks
Our third-party business partners are vulnerable to cybersecurity risks, and any cyber incident affecting our third-party business partners could significantly disrupt our operations.
We heavily depend on our supply chain to provide our products and services to customers, and a cybersecurity incident involving a supplier or subcontractor could significantly affect us. To evaluate third-party cybersecurity controls, we utilize third-party cybersecurity monitoring and alerting tools, cybersecurity due diligence questionnaires, and request and review third-party audit reports and assurance certifications if they exist. Based on these reviews, we collaborate directly with our third parties to address identified deficiencies and also incorporate security and privacy addendums into our contracts when applicable. We also ensure that our subcontractors adhere to cybersecurity regulatory requirements as mandated by regulations. This includes requiring our vendors to implement specific security controls and to report any cybersecurity incidents to us, allowing us to assess the potential impact on our organization.
Despite our comprehensive approach to conducting diligence on the cybersecurity controls of our third-party business partners, we may not be able to prevent a third-party business partner from experiencing a cybersecurity incident and any cyber incident affecting our third-party business partners could significantly disrupt our operations.
Our failure to protect our reputation could have a material adverse effect on our business and operations.
We believe that maintaining and enhancing our reputation is critical to our ability to expand and retain our customer base, strategic partnerships and other key relationships. Any negative publicity about us or our industry may adversely impact our business and operations. Furthermore, failure to comply with ethical, social, regulatory, product, labor, health and safety, accounting, or environmental standards could also jeopardize our reputation and potentially lead to various adverse actions, including litigation. Negative claims or publicity, including those made on social media, also could adversely affect our reputation and business, regardless of whether such claims are accurate.

Our reputation may also depend on the success of our environmental, social and governance ("ESG") initiatives, inclusive of sustainability, social impact and corporate responsibility, which require Company-wide coordination and alignment. Risks associated with these initiatives include, without limitation, increased focus on ESG targets, goals and disclosure, including by governmental and nongovernmental organizations, increased costs associated with sustainability efforts, and compliance with laws and regulations. All of the foregoing could expose us to market, operational and execution costs or risks. Any ESG or sustainability metrics that we currently or may in the future disclose, whether based on the standards that we set for ourselves or those set by third parties, may influence our reputation and the value of our brands. There is also increased focus, including by investors, customers, and other stakeholders, on ESG matters, including the use of materials, climate change, waste generation, supply chain, human capital, health equity and worker safety. Our reputation could be damaged if we do not, or are perceived to not, act responsibly with respect to sustainability matters, which could also have a material adverse effect on our business, financial position, results of operations, and cash flows.
Our intellectual property rights may not provide meaningful commercial protection for our services, solutions, or brands.
We rely on trade secret, trademark, patent, and copyright laws, nondisclosure obligations, and other contractual provisions and technical measures to protect our proprietary rights in our services, solutions, products, and brands. We may be unable to prevent third parties from using our intellectual property without our authorization, and we might initiate costly and time-consuming litigation or other proceedings to protect our trade secrets, to enforce our intellectual property rights, and/or to determine the scope and validity of the proprietary rights of others. Our competitors might develop non-infringing services and solutions equivalent or superior to ours. Our intellectual property protection efforts might be inadequate to protect our rights or prevent third-party claims of infringement. In addition, the laws of some non-U.S. jurisdictions, particularly those of certain emerging markets, may provide less protection for our proprietary rights than the laws of the U.S. and present greater risks of infringement. As we expand our services in various markets, we may not be able to secure intellectual property protection, including trademark protection, in some markets or categories of products or services. To the extent we cannot protect our intellectual property, unauthorized use and misuse of our intellectual property could harm our competitive position and have a material adverse impact on our results of operations.
We are adversely impacted by events outside of our control, such as widespread public health issues, natural disasters, government policy changes, and political events.
We might be adversely affected by events outside of our control, including: widespread public health issues, such as epidemic or pandemic infectious diseases; natural disasters and other catastrophic events such as earthquakes, floods, or severe weather, including as a result of climate change; government policy changes; and political events such as terrorism, political tensions, military conflicts, civil unrest, and trade wars. These events can disrupt operations for us, our suppliers, our vendors, and our customers, as well as impair product manufacturing, supply, and transport availability and cost in unpredictable ways that depend on highly uncertain future developments. They might affect consumer confidence levels and spending or the availability of certain goods or commodities. In response to these types of events, we might suspend operations, implement extraordinary procedures, seek alternate sources for product supply, or suffer consequences that are unexpected and difficult to mitigate. Any of these risks might have a materially adverse impact on our business, financial position, results of operations, and cash flows.
Our goodwill or long-lived assets may become impaired, which may require us to record a significant charge to earnings in accordance with generally accepted accounting principles.
U.S. generally accepted accounting principles ("GAAP") require us to test our goodwill for impairment on an annual basis, or more frequently if indicators for potential impairment exist. Indicators that are considered include significant changes in performance relative to expected operating results, significant negative industry or economic trends, including rising interest rates, or a significant decline in our stock price and/or market capitalization for a sustained period of time. In addition, we periodically review our long-lived assets for impairment when events or changes in circumstances indicate the carrying value may not be recoverable. Factors that may be considered a change in circumstances indicating that the carrying value of our long-lived assets may not be recoverable include slower growth rates, the loss of a significant customer, or divestiture of a business or asset for below its carrying value. The testing required by GAAP involves estimates and judgments by management.
We may be required to record a significant charge to earnings in our consolidated financial statements during the period in which any impairment of our goodwill or long-lived assets is determined. Any such charge could have a material adverse impact on our results of operations. For example, we have experienced a weakening in demand for specialized services in the life sciences industry, which has negatively impacted the operating results of PharmaLex. In the fourth quarter of fiscal 2024 and in connection with the Company’s annual budgeting process, the Company revised PharmaLex’s long-range forecast. In connection with the Company's annual goodwill impairment assessment, it recorded a goodwill impairment of $418.0 million in the PharmaLex reporting unit.

Exclusive forum provisions in our amended and restated bylaws ("Bylaws") could limit our stockholders’ ability to choose their preferred judicial forum for disputes with us or our directors, officers, or employees.
Our Bylaws provide that unless the Company consents in writing to the selection of an alternative forum, the sole and exclusive forum for any (i) derivative action or proceeding brought on behalf of the Company; (ii) action asserting a claim for or based on a breach of a fiduciary duty owed by any current or former director, officer or other employee or stockholder to the Company or the Company’s stockholders; (iii) action asserting a claim arising pursuant to any provision of the Delaware General Corporation Law ("DGCL"), or the Company’s Certificate of Incorporation or Bylaws or as to which the DGCL confers jurisdiction on the Court of Chancery of the State of Delaware; or (iv) action asserting a claim governed by the internal affairs doctrine of the law of the State of Delaware, shall, to the fullest extent permitted by law, be the Delaware Court of Chancery located within the State of Delaware (or, if such court does not have subject matter jurisdiction thereof, the federal district court of the District of Delaware). Additionally, our Bylaws provide that unless the Company consents in writing to the selection of an alternative forum, the federal district courts of the United States shall be the sole and exclusive forum for the resolution of any complaint asserting a cause of action arising under the Securities Act of 1933, as amended ("Securities Act").
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
ITEM 1B.    UNRESOLVED STAFF COMMENTS
None.
ITEM 1C. CYBERSECURITY
As one of the largest global pharmaceutical sourcing and distribution services companies engaged in helping both healthcare providers and pharmaceutical and biotechnology manufacturers, we are exposed to various cybersecurity threats. These threats include both those typical of companies operating in many industries, like ransomware and denial-of-service attacks, as well as more sophisticated and persistent threats from highly organized adversaries that specifically target the healthcare sector and other critical infrastructure. Our suppliers, third-party vendors, service providers, customers, and other business partners (collectively, our "third-party business partners") are also vulnerable to similar cybersecurity risks, and any cyber incident affecting us and/or our third-party business partners could significantly disrupt our operations. In light of these risks, cybersecurity is a priority for the Company, management, and our Board of Directors (the "Board"), and we believe that it is essential for us to invest substantial resources in our cybersecurity efforts.
Risk Management and Strategy
Cybersecurity risk management is integral to our enterprise risk management strategy. Our management, with involvement and input from external consultants and advisors, and oversight from our Board, regularly performs an enterprise-wide risk assessment to identify key existing and emerging risks.
To oversee cybersecurity risk at the management level, we employ a Chief Data and Information Officer ("CDIO") and a Chief Information Security Officer ("CISO"). The CDIO is responsible for the global data landscape and IT systems across our business units, including information security. The CISO leads our Information Security team. The CISO and his team are responsible for administering our comprehensive, company-wide information security program, which includes strategy, regulatory intelligence, IT risk management, policy development, security engineering, cyber threat detection, response, and operations. Our information security program is based upon, informed by, and responsive to industry best practice frameworks such as HITRUST CSF and ISO 27001. Our program undergoes an internal annual review that is conducted by our CISO, as well as an annual third-party external review. Additionally, we leverage a diverse array of internal and external assessors, consultants, auditors, and other third parties to identify opportunities for improvements to our information security program through methods such as penetration testing, independent audits, and consulting on best practices to address emerging risks and challenges. These assessments encompass evaluations of both the design and operational effectiveness of our security measures. Additionally, we are a member of H-ISAC, an industry cybersecurity intelligence and risk-sharing organization, which enables us to stay informed about developments, trends, and risks in the cybersecurity threat landscape and consider any necessary updates to our information security program related thereto. We are committed to employing cybersecurity best practices and have obtained and maintain multiple industry best practice cybersecurity certifications such as ISO 27001and SOC1/SOC2.

Under the leadership of our CDIO and CISO, and with oversight, as appropriate, from the Board’s Audit Committee, we have developed a Cybersecurity Incident Response Process (the "Response Process"), which sets forth a detailed and comprehensive framework for the actions to be taken in response to a cybersecurity incident and includes appropriate escalations to the Company’s senior management, including our ECCRT (as defined below), and the Board. Under the guidance of our CISO, the Response Plan is routinely evaluated and updated as appropriate.
In addition to our Response Plan, which is employed in the event of a cybersecurity incident, we take preventative measures that are designed to mitigate the likelihood and prevalence of cybersecurity incidents. For example, we believe that enterprise-wide cybersecurity and privacy training serve an important role in risk reduction. Accordingly, we require employees to complete periodic access-based and role-based privacy and cybersecurity training. These trainings are routinely updated to reflect changes in the threat environment, assessment, and/or audit findings, laws, and regulations. We also engage and educate employees through cybersecurity and privacy awareness programs and communication campaigns.
We recognize that our cybersecurity risk profile extends beyond our organization. As such, we strive to manage cybersecurity risks associated with our third-party business partners and external users of our systems. Our third-party business partner risk management program is built upon, informed by, and responsive to industry best practices. This program is designed to conduct appropriate due diligence on the third-party business partners with whom we engage and conduct business, as well as on the systems and the cybersecurity controls of such third-party business partners. Specifically, to evaluate third-party cybersecurity controls, we utilize third-party cybersecurity monitoring and alerting tools, cybersecurity due diligence questionnaires, and request and review third-party audit reports and assurance certifications if they exist.
Our information systems have been subject to cybersecurity incidents in the past, including the incident disclosed in February 2024 relating to certain exfiltrated data. The incident has not had a material impact on the Company’s operations and, as previously disclosed, we do not believe that the incident is reasonably likely to materially impact our financial condition or results of operations. However, there is no guarantee that future cybersecurity incidents will not have a material impact. Despite our comprehensive approach to cybersecurity, we may not be able to prevent or mitigate a cybersecurity incident that could materially impact our business, results of operations, or financial condition. While we hold cybersecurity insurance, the expenses associated with cybersecurity threats or disruptions may not be completely covered by our policy. See "Risk Factors" in Item 1A of Part I above for additional information on risks related to our business, including for example, risks related to privacy and data protection, cybersecurity incidents, third-party relationships, and continuity of our information systems and networks, operational technology, and technology products or services.
Board Governance and Management
As described above, our CDIO leads management’s assessment and management of cybersecurity with the assistance of our CISO, who reports directly to the CDIO and meets with the CDIO on a regular basis to discuss pertinent risks, mitigation factors, remediation status, and risk acceptance. The CDIO, who reports directly to our President and Chief Executive Officer, is a member of the Executive Leadership Team (the "ELT") and provides updates to the ELT about cybersecurity matters. Our CDIO has more than 25 plus years of experience managing technology and risks and advising on cybersecurity issues, and our CISO has more than 25 plus years of IT and relevant cybersecurity experience.
Additionally, we have established the Extended Cyber Crisis Response Team ("ECCRT"). The ECCRT is a cross-functional incident response team comprised of senior leaders from across the various departments of the organization that, in the event of a cyber incident, helps lead the decision-making process for the execution of containment and recovery processes and incident communications, including reporting to senior management and, in turn, the Board, as appropriate, in each case in accordance with the protocols set forth in our Response Process.
Cybersecurity is among the risks identified by our Enterprise Risk Management Team for Board-level oversight. While the full Board retains overall oversight over cybersecurity, the Board has delegated to its Audit Committee oversight of the Company’s information technology security program and the controls around cybersecurity and to its Compliance and Risk Committee oversight of an enterprise risk management program that is designed to assist with monitoring and mitigating operational risks. The Audit Committee and Compliance and Risk Committee meet every quarter. The Audit Committee is updated as needed on cybersecurity threats, incidents, and programs, and the Compliance and Risk Committee is updated as needed on new developments in our cybersecurity risk profile. After each such meeting, the respective chairs of the Audit Committee and Compliance and Risk Committee provide a report to the full Board on the committee meeting.
Senior leadership, including our CDIO and CISO, routinely update and report to the Board, the Audit Committee, and the Compliance and Risk Committee, as applicable, on our cybersecurity and information security risks and the management of such risks, our data governance and usage, our technology infrastructure, our training and compliance efforts, and implications for our business strategy. In addition to the information provided in these meetings, members of our Board have access to continuing education, which includes topics relating to cybersecurity risks.

ITEM 2.    PROPERTIES
As of September 30, 2024, we conducted our business from office and operating facilities at owned and leased locations throughout the United States (including Puerto Rico) and select global markets. We lease a facility in Conshohocken, Pennsylvania for our corporate headquarters.
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
As of September 30, 2024, our animal health business operations were conducted in the United States and in the United Kingdom. Leased facilities are located in California, Colorado, Florida, Idaho, Indiana, Kansas, Massachusetts, Minnesota, North Carolina, Pennsylvania, Texas, Washington, and internationally in the United Kingdom. Significant owned facilities are located in Alabama, Idaho, Texas, and Virginia and internationally in the United Kingdom. Its headquarters is located in Idaho.
As of September 30, 2024, the International Healthcare Solutions distribution operations were conducted in Canada, the Czech Republic, France, Lithuania, Netherlands, Norway, Romania, Spain, Turkey, and the United Kingdom. Its global specialty transportation and logistics operating facilities are located in over 50 countries. The International Healthcare Solutions businesses have leased and owned properties.
We consider our operating and office properties to be in satisfactory condition.
ITEM 3.    LEGAL PROCEEDINGS
Legal proceedings in which we are involved are discussed in Note 13 (Legal Matters and Contingencies) and Note 14 (Litigation Settlements) of the Notes to Consolidated Financial Statements appearing in this Annual Report on Form 10-K.
ITEM 4.    MINE SAFETY DISCLOSURES
Not applicable.

INFORMATION ABOUT OUR EXECUTIVE OFFICERS
The following is a list of our executive officers and their ages and positions as of November 15, 2024.

Name	Age	Current Position with the Company
Robert P. Mauch	57	President and Chief Executive Officer
Steven H. Collis	63	Executive Chairman of the Board
Silvana Battaglia	57	Executive Vice President and Chief Human Resources Officer
Elizabeth S. Campbell	50	Executive Vice President and Chief Legal Officer
James F. Cleary	61	Executive Vice President and Chief Financial Officer
Unless indicated to the contrary, the business experience summaries provided below for our executive officers describe positions held by the named individuals during the last five years.
Mr. Mauch has been President and Chief Executive Officer of the Company and a member of the Board since October 2024. Prior to that, he served as Executive Vice President and Chief Operating Officer from October 2022 to September 2024. He served as Group President from February 2019 to September 2022. He served as Group President, Pharmaceutical Distribution & Strategic Global Sourcing from June 2017 to February 2019. He served as President, AmerisourceBergen Drug Corporation from February 2015 to June 2017. Mr. Mauch served as Senior Vice President and Chief Operating Officer, AmerisourceBergen Drug Corporation from March 2014 to February 2015. He was Senior Vice President, Operations, AmerisourceBergen Drug Corporation from April 2012 to March 2014. He was Senior Vice President of Sales and Marketing, AmerisourceBergen Drug Corporation from April 2011 to April 2012. He was Senior Vice President, Alternate Care Sales and Marketing, AmerisourceBergen Drug Corporation from May 2010 to April 2011. Mr. Mauch has been employed by the Company or one of its predecessors for over 25 years.
Mr. Collis has been Executive Chairman of the Board since October 2024. He served as President and Chief Executive Officer of the Company from July 2011 to September 2024 and as Chairman from March 2016 to September 2024. From November 2010 to July 2011, he served as President and Chief Operating Officer. He served as Executive Vice President and President of AmerisourceBergen Drug Corporation from September 2009 to November 2010. He was Executive Vice President and President of AmerisourceBergen Specialty Group from September 2007 to September 2009 and was Senior Vice President of the Company and President of AmerisourceBergen Specialty Group from August 2001 to September 2007. Mr. Collis has been employed by the Company or one of its predecessors for over 25 years.
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
Ms. Campbell has been Executive Vice President and Chief Legal Officer since September 2021. She served as Senior Vice President and Deputy General Counsel from June 2020 to August 2021. Prior to that, Ms. Campbell served in a variety of roles within the Company’s legal department with increased responsibility, including serving as Chief Litigator and Chief Compliance Counsel. Ms. Campbell has been employed by the Company for 14 years.
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

PART II
ITEM 5.    MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES
The Company's common stock is traded on the New York Stock Exchange under the trading symbol "COR." As of October 31, 2024, there were 2,251 record holders of the Company's common stock.
Our Board of Directors approved the following quarterly dividend increases:

Dividend Increases
	Per Share
Date	New Rate	Old Rate	% Increase
November 2021	$0.460	$0.440	5%
November 2022	$0.485	$0.460	5%
November 2023	$0.510	$0.485	5%
November 2024	$0.550	$0.510	8%
Computershare is the Company's transfer agent. Computershare can be reached at (mail) Cencora, Inc. c/o Computershare, P.O. Box 50500, Louisville, KY 40233-500; (telephone): Domestic 1-800-522-6645, International 1-201-680-6578, and (internet) www.computershare.com/investor.
ISSUER PURCHASES OF EQUITY SECURITIES
The following sets forth the total number of shares purchased, the average price paid per share, the total number of shares purchased as part of publicly announced programs, and the approximate dollar value of shares that may yet be purchased under the programs during each month in the quarter ended September 30, 2024.

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Programs	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Programs
July 1 to July 31	13,280	$223.53	—	$1,822,645,902
August 1 to August 31	1,040,929	$240.57	1,039,242	$1,572,645,847
September 1 to September 30	1,125,605	$226.51	1,125,605	$1,317,683,923
Total	2,179,814		2,164,847
________________________________________________
a.In March 2023, the Company's Board of Directors authorized a share repurchase program allowing the Company to purchase up to $1.0 billion of its outstanding shares of common stock, subject to market conditions. During fiscal 2024, the Company purchased 3.9 million shares of its common stock for $809.0 million, including 2.5 million shares from WBA for $522.6 million, to complete its authorization under this program.
b.In March 2024, the Company's Board of Directors authorized a new share repurchase program allowing the Company to purchase up to $2.0 billion of its outstanding common stock, subject to market conditions. During fiscal 2024, the Company purchased 3.0 million shares of its common stock for $682.3 million, including 1.9 million shares from WBA for $427.4 million. As of September 30, 2024, the Company had $1,317.7 million availability under this program. From October 1, 2024 through November 22, 2024, the Company purchased 1.7 million shares of its common stock for a total of $385.4 million.
c.Employees surrendered 325,402 shares during fiscal 2024 to meet minimum tax-withholding obligations upon vesting of restricted stock.

STOCK PERFORMANCE GRAPH
This graph depicts the Company's five-year cumulative total stockholder returns relative to the performance of the Standard and Poor's 500 Composite Stock Index and the S&P Health Care Index from the market close on September 30, 2019 to September 30, 2024. The graph assumes $100 invested at the closing price of the common stock of the Company and of each of the other indices on the New York Stock Exchange on September 30, 2019. The points on the graph represent fiscal year-end index levels based upon the last trading day in each fiscal year.
COMPARISON OF FIVE-YEAR CUMULATIVE TOTAL RETURN*

	September 30,
	2019	2020	2021	2022	2023	2024
Cencora, Inc.	$100.00	$119.85	$150.05	$172.22	$231.72	$292.48
S&P 500	$100.00	$115.15	$149.70	$126.54	$153.89	$209.84
S&P Health Care	$100.00	$120.11	$147.21	$142.25	$153.89	$187.27
* $100 invested on September 30, 2019 in stock or index, including reinvestment of dividends.

ITEM 6.    [RESERVED]
ITEM 7.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Our Management's Discussion and Analysis of Financial Condition and Results of Operations ("MD&A") includes the following: an overview that provides a summary of our segments and highlights from fiscal 2024; a more detailed analysis of our results of operations; our capital resources and liquidity, which discusses key aspects of our statements of cash flows, changes in our balance sheets and our financial commitments; and a summary of our critical accounting estimates that involve a significant level of estimation uncertainty. Our MD&A should be read in conjunction with the Consolidated Financial Statements and notes thereto contained herein.
Our MD&A focuses on discussion of year-over-year comparisons between fiscal 2024 and fiscal 2023. Discussion of fiscal 2022 results and year-over-year comparisons between fiscal 2023 and fiscal 2022 that are not included in this Annual Report on Form 10-K can be found in "Management's Discussion and Analysis of Financial Condition and Results of Operations" in Part II, Item 7 of our Annual Report on Form 10-K for fiscal 2023.
The following discussion contains forward-looking statements that are subject to risks and uncertainties. Actual results may differ from those referred to herein due to a number of factors, including but not limited to risks described in Item 1A, Risk Factors, in this Annual Report on Form 10-K.
Overview
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
International Healthcare Solutions Segment
The International Healthcare Solutions reportable segment consists of businesses that focus on international pharmaceutical wholesale and related service operations and global commercialization services. The International Healthcare Solutions reportable segment distributes pharmaceuticals, other healthcare products, and related services to healthcare providers, including pharmacies, doctors, health centers and hospitals primarily in Europe. It is a leading global specialty transportation and logistics provider for the biopharmaceutical industry. It is also a provider of specialized services, including regulatory affairs, development consulting and scientific affairs, pharmacovigilance, and quality management and compliance, for the life sciences industry. In Canada, the business drives innovative partnerships with manufacturers, providers, and pharmacies to improve product access and efficiency throughout the healthcare supply chain.

Recent Development
On November 5, 2024, we entered into an agreement to acquire Retina Consultants of America ("RCA"). Under the terms of the agreement, we will acquire RCA for cash based on an enterprise value of approximately $4.6 billion, subject to a customary working capital and net-debt adjustment. RCA’s affiliated practices, physicians, and management will rollover a portion of their equity in RCA. After giving effect to the rollover, a cash capitalization of RCA that we intend to make, and the payment of transaction fees and expenses, our expected cash outlay at closing would be approximately $4.3 billion. At closing, we expect to hold approximately 85% ownership in RCA. The agreement also provides for the potential payment of up to $500 million in aggregate contingent consideration in fiscal 2027 and fiscal 2028, subject to the successful completion of certain predefined business objectives. We expect to fund the transaction through a combination of cash on hand and new debt financing and have obtained $3.3 billion in bridge financing commitments in connection with the transaction. The transaction is subject to the satisfaction of closing conditions, including receipt of required regulatory approvals.
Executive Summary
This executive summary provides highlights from the results of operations that follow:
•Revenue increased by $31.8 billion, or 12.1%, from the prior fiscal year primarily due to growth in the U.S. Healthcare Solutions segment. The U.S. Healthcare Solutions segment grew its revenue by $30.6 billion, or 13.0%, from the prior fiscal year due to overall market growth primarily driven by unit volume growth, including increased sales of products labeled for diabetes and/or weight loss in the glucagon-like peptide-1, or "GLP-1," class, increased sales of specialty products to physician practices and health systems, and increased sales of COVID-19 therapies and vaccines. International Healthcare Solutions' revenue increased by $1.2 billion, or 4.4%, from the prior fiscal year primarily due to increased sales at Alliance Healthcare, our European distribution business, and increased sales at our Canadian business.
•Gross profit increased by $950.5 million, or 10.6%, from the prior fiscal year primarily due to the increases in gross profit in both reportable segments and a last-in, first-out ("LIFO") credit in the current fiscal year in comparison to LIFO expense in the prior fiscal year, offset in part by lower gains from antitrust litigation settlements. U.S. Healthcare Solutions' gross profit increased by $602.0 million, or 10.3%, from the prior fiscal year primarily due to increased sales. Gross profit in International Healthcare Solutions increased $130.1 million, or 4.1%, from the prior fiscal year due to growth at all of its businesses.
•Total operating expenses increased by $1,116.0 million, or 16.9%, from the prior fiscal year due to a $418.0 million goodwill impairment related to PharmaLex and increases in (i) distribution, selling, and administrative expenses, (ii) litigation and opioid-related expenses, which was a credit in the prior year fiscal year due to the receipt of funds previously held in an opioid indemnity escrow account, and (iii) amortization expense.
•Total segment operating income increased by $359.1 million, or 10.9%, from the prior fiscal year. U.S. Healthcare Solutions' operating income increased by $338.3 million, or 13.0%, from prior fiscal year, and International Healthcare Solutions' operating income increased by $20.8 million, or 3.0%, from the prior fiscal year.
•Our effective tax rates were 24.2% and 19.8% in fiscal 2024 and 2023, respectively. Our effective tax rate in fiscal 2024 was higher than the U.S. statutory rate primarily due to the PharmaLex goodwill impairment, which is largely not deductible for income tax purposes, and U.S. state income taxes, offset in part by the discrete tax benefits associated with foreign valuation allowance adjustments, the benefit of non-U.S. income taxed at rates lower than the U.S. statutory rate, and tax benefits associated with equity compensation. Our effective tax rate in fiscal 2023 was lower than the U.S. statutory rate primarily due to the benefit of non-U.S. income taxed at rates lower than the U.S. statutory rate, benefits from tax authority audit resolutions, and tax benefits associated with equity compensation, offset in part by U.S. state income taxes.

Results of Operations
Fiscal 2024 compared to Fiscal 2023
Revenue

	Fiscal Year Ended September 30,
(dollars in thousands)	2024	2023	Change
U.S. Healthcare Solutions
Human Health	$259,973,909	$229,716,669	13.2%
Animal Health	5,365,518	5,042,549	6.4%
Total U.S. Healthcare Solutions	265,339,427	234,759,218	13.0%
International Healthcare Solutions
Alliance Healthcare	23,061,721	22,349,278	3.2%
Other Healthcare Solutions	5,565,821	5,069,401	9.8%
Total International Solutions	28,627,542	27,418,679	4.4%
Intersegment eliminations	(8,370)	(4,486)
Revenue	$293,958,599	$262,173,411	12.1%
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
Revenue increased by $31.8 billion, or 12.1%, from the prior fiscal year primarily due to growth in the U.S. Healthcare Solutions segment.
The U.S. Healthcare Solutions segment grew its revenue by $30.6 billion, or 13.0%, from the prior fiscal year due to overall market growth primarily driven by unit volume growth, including increased sales of $8.6 billion, or 43.4%, of products labeled for diabetes and/or weight loss in the GLP-1 class, increased sales of specialty products to physician practices and health systems, and increased sales of COVID-19 therapies and vaccines. Sales, including GLP-1 products and COVID-19 vaccines, to our two largest customers increased by $11.3 billion from the prior fiscal year.
International Healthcare Solutions' revenue increased by $1.2 billion, or 4.4%, from the prior fiscal year primarily due to increased sales of $0.7 billion at our European distribution business and increased sales of $0.4 billion at our Canadian business.
A number of our contracts with customers, including group purchasing organizations, are typically subject to expiration each year. We may lose a key customer if an existing contract with such customer expires without being extended, renewed, or replaced. During fiscal 2024, no key contracts expired. Additionally, from time to time, key contracts may be terminated in accordance with their terms or extended, renewed, or replaced prior to their expiration dates. If those contracts are extended, renewed, or replaced at less favorable terms, they may also negatively impact our revenue, results of operations, and cash flows. We anticipate a potential June 2025 loss of an oncology customer following its recently announced pending acquisition. In September 2024, we extended our pharmaceutical supply agreement with Evernorth Health Services (formerly Express Scripts, Inc.) for an additional three years through September 2029.

Gross Profit

	Fiscal Year Ended September 30,
(dollars in thousands)	2024	2023	Change
U.S. Healthcare Solutions	$6,423,114	$5,821,116	10.3%
International Healthcare Solutions	3,320,978	3,190,847	4.1%
Intersegment eliminations	(3,048)	—
Gains from antitrust litigation settlements	170,904	239,092
LIFO credit (expense)	52,168	(204,595)
Turkey highly inflationary impact	(54,087)	(86,967)
Gross profit	$9,910,029	$8,959,493	10.6%
Gross profit increased by $950.5 million, or 10.6%, from the prior fiscal year primarily due to the increases in gross profit in both reportable segments and a LIFO credit in the current fiscal year in comparison to LIFO expense in the prior fiscal year, offset in part by lower gains from antitrust litigation settlements.
U.S. Healthcare Solutions gross profit increased by $602.0 million, or 10.3%, from the prior fiscal year primarily due to increased sales. As a percentage of revenue, U.S. Healthcare Solutions' gross profit margin of 2.42% in the current fiscal year declined 6 basis points compared to the prior fiscal year primarily due to higher sales of GLP-1 products, which have lower gross profit margins, offset in part by increased sales of COVID-19 vaccines, which have higher gross profit margins.
Gross profit in International Healthcare Solutions increased $130.1 million, or 4.1%, from the prior fiscal year due to growth at all of its businesses.
We recognized gains from antitrust litigation settlements with pharmaceutical manufacturers of $170.9 million and $239.1 million in fiscal 2024 and 2023, respectively. The gains were recorded as reductions to Cost of Goods Sold (see Note 14 of the Notes to Consolidated Financial Statements).
Our cost of goods sold includes a LIFO provision that is affected by manufacturer pricing practices, which may be impacted by market and other external influences, changes in inventory quantities, and product mix, many of which are difficult to predict. Changes to any of the above factors may have a material impact on our annual LIFO provision. The LIFO credit in fiscal 2024 in comparison to LIFO expense in the fiscal 2023 was primarily driven by lower brand pharmaceutical inflation largely due to manufacturer price decreases of wholesale acquisition costs of certain products.
We recognized expenses in Cost of Goods Sold of $54.1 million and $87.0 million in fiscal 2024 and 2023, respectively, related to the impact of Turkey highly inflationary accounting driven by the continued weakening of the Turkish Lira.
Operating Expenses

	Fiscal Year Ended September 30,
(dollars in thousands)	2024	2023	Change
Distribution, selling, and administrative	$5,661,106	$5,309,984	6.6%
Depreciation and amortization	1,091,974	963,904	13.3%
Litigation and opioid-related expenses (credit), net	227,070	(24,693)
Acquisition-related deal and integration expenses	103,001	139,683
Restructuring and other expenses	233,629	229,884
Goodwill impairment	418,000	—
Total operating expenses	$7,734,780	$6,618,762	16.9%
Distribution, selling, and administrative expenses increased by $351.1 million, or 6.6%, from the prior fiscal year. The increase from the prior fiscal year was primarily to support revenue growth. As a percentage of revenue, distribution, selling, and administrative expenses were 1.93% in the current fiscal year, which represented a decline of 10 basis points compared to the prior fiscal year as initiatives taken in fiscal 2023 improved operating efficiency across many of our businesses and administrative functions and the 12.1% revenue growth in the current fiscal year improved our operating leverage.
Depreciation expense increased 4.4% from the prior fiscal year. Amortization expense increased 19.9% from the prior fiscal year primarily due to accelerated amortization expense, which we began recording in February 2023, in connection with the shortened useful lives of certain trade names resulting from our company name change and gradual transition away from other tradenames used, which were acquired through prior acquisitions.
Litigation and opioid-related expenses, net in fiscal 2024 included a $214.0 million litigation expense accrual for ongoing litigation related to the distribution of prescription opioid medications, a $49.1 million litigation expense accrual related to our animal health business (see Note 13 of the Notes to Consolidated Financial Statements) and $56.1 million of legal fees in connection with opioid lawsuits and investigations, offset in part by a net $92.2 million opioid litigation settlement accrual reduction primarily as a result of our prepayment of the net present value of a future obligation as permitted under our opioid settlement agreements.
Litigation and opioid-related credit, net in fiscal 2023 included the receipt of $83.4 million from the H.D. Smith opioid litigation indemnity escrow and was offset in part by $58.7 million of legal fees in connection with opioid lawsuits and investigations.
Acquisition-related deal and integration expenses in fiscal 2024 and 2023 primarily related to the continued integration of Alliance Healthcare and PharmaLex.
Restructuring and other expenses are comprised of the following:

	Fiscal Year Ended September 30,
(in thousands)	2024	2023
Restructuring and employee severance costs	$69,968	$105,220
Business transformation efforts	130,069	82,117
Other, net	33,592	42,547
Total restructuring and other expenses	$233,629	$229,884
Restructuring and employee severance costs in fiscal 2024 primarily included expenses incurred related to facility closures in connection with our office optimization plan and workforce reductions in both of our reportable segments. Restructuring and employee severance costs in fiscal 2023 primarily included expenses incurred in connection with workforce reductions in both of our reportable segments.
Business transformation efforts in fiscal 2024 and 2023 included rebranding costs associated with our name change to Cencora and non-recurring expenses related to significant strategic initiatives to improve operational efficiency, including certain technology initiatives. The majority of these costs related to services provided by third-party consultants.
In March 2024, we experienced a cybersecurity event where data from our information systems was exfiltrated. In connection with this event, we incurred costs that were recorded in Other, net in the above table. The majority of the costs included in Other, net in fiscal 2024 related to this cybersecurity event.
In fiscal 2023, one of our foreign business units experienced a cybersecurity event that impacted a standalone legacy information technology platform in one country and the foreign business unit's ability to operate in that country for approximately two weeks. In connection with this event, we incurred costs to restore the foreign business unit's operations in that country, which were recorded in Other, net in the above table. The majority of the costs included in Other, net in fiscal 2023 related to this cybersecurity event.
We recorded a $418.0 million goodwill impairment related to PharmaLex in fiscal 2024 (see Note 5 of the Notes to Consolidated Financial Statements).

Operating Income

	Fiscal Year Ended September 30,
(dollars in thousands)	2024	2023	Change
U.S. Healthcare Solutions	$2,934,877	$2,596,559	13.0%
International Healthcare Solutions	713,379	692,562	3.0%
Total segment operating income	3,648,256	3,289,121	10.9%

Gains from antitrust litigation settlements	170,904	239,092
LIFO credit (expense)	52,168	(204,595)
Turkey highly inflationary impact	(54,087)	(86,967)
Acquisition-related intangibles amortization	(660,292)	(551,046)
Litigation and opioid-related (expenses) credit, net	(227,070)	24,693
Acquisition-related deal and integration expenses	(103,001)	(139,683)
Restructuring and other expenses	(233,629)	(229,884)
Goodwill impairment	(418,000)	—
Operating income	$2,175,249	$2,340,731	(7.1)%
U.S. Healthcare Solutions operating income increased $338.3 million, or 13.0%, from the prior fiscal year primarily due to the increase in gross profit, as noted above, and was offset in part by the increase in operating expenses. As a percentage of revenue, U.S. Healthcare Solutions operating income margin was 1.11% and was flat compared to the prior fiscal year as the decline in gross profit margin, as described above in the Gross Profit section, was offset by the decline in operating expense margin, as described above in the Operating Expense section.
International Healthcare Solutions' operating income increased by $20.8 million, or 3.0%, from the prior fiscal year. The increase in the current fiscal year was primarily due to our Canadian business, our global specialty logistics business, our less-than-wholly-owned Brazil full-line distribution business, and the January 2023 acquisition of PharmaLex, offset in part by foreign currency pressure and higher information technology operating expenses in our European distribution business.
Other Loss (Income), Net
We recognized gains of $40.7 million from the divestiture of non-core businesses in fiscal 2023.
Interest Expense, Net
Interest expense, net and the respective weighted average interest rates are as follows:

	Fiscal Year Ended September 30,
	2024		2023
(dollars in thousands)	Amount	Weighted Average Interest Rate	Amount	Weighted Average Interest Rate
Interest expense	$248,682	3.91%	$275,650	3.59%
Interest income	(91,691)	5.41%	(46,719)	4.60%
Interest expense, net	$156,991		$228,931
Interest expense, net decreased $71.9 million, or 31.4%, from the prior fiscal year due to the increase in interest income and the decrease in interest expense. The increase in interest income was driven by higher investment interest rates and higher average investment cash balances in the current fiscal year in comparison to the prior fiscal year. The decrease in interest expense was primarily driven by a decrease in interest expense at our European distribution business primarily due to the September 2023 divestiture of our less-than-wholly-owned subsidiary in Egypt and decreased borrowings in Turkey.

Income Tax Expense
    Our effective tax rates were 24.2% and 19.8% in fiscal 2024 and 2023, respectively. Our effective tax rate in fiscal 2024 was higher than the U.S. statutory rate primarily due to PharmaLex goodwill impairment, which is largely not deductible for income tax purposes, and U.S. state income taxes, offset in part by the discrete tax benefits associated with foreign valuation allowance adjustments, the benefit of non-U.S. income taxed at rates lower than the U.S. statutory rate, and tax benefits associated with equity compensation. Our effective tax rate in fiscal 2023 was lower than the U.S. statutory rate primarily due to the benefit of non-U.S. income taxed at rates lower than the U.S. statutory rate, benefits from tax authority audit resolutions, and tax benefits associated with equity compensation, offset in part by U.S. state income taxes.
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
Allowances for Returns and Credit Losses
Trade receivables are primarily comprised of amounts owed to us for our pharmaceutical distribution and services activities and are presented net of an allowance for customer sales returns and an allowance for credit losses. Our customer sales return policy generally allows customers to return products only if the products can be resold at full value or returned to suppliers for full credit. We record an accrual for estimated customer sales returns at the time of sale to the customer based upon historical customer return trends. The allowance for returns as of September 30, 2024 and 2023 was $1,175.9 million and $1,314.9 million, respectively.
We evaluate our receivables for risk of loss by grouping our receivables with similar risk characteristics. Expected losses are determined based on a combination of historical loss trends, current economic conditions, and forward-looking risk factors. Changes in these factors, among others, may lead to adjustments in our allowance for credit losses. The calculation of the required allowance requires judgment by management as to the impact of those and other factors on the ultimate realization of our trade receivables. We perform ongoing credit evaluations of our customers' financial condition and maintain reserves for expected credit losses and specific credit problems when they arise. We write off balances against the reserves when collectability is deemed remote. We perform formal, documented reviews of the allowance at least quarterly and perform monthly credit loss reviews in connection with our largest businesses and our higher risk customer accounts. There were no significant changes to this process during fiscal 2024, 2023, and 2022, and bad debt expense was computed in a consistent manner during these periods. The bad debt expense for any period presented is equal to the changes in the period end allowance for credit losses, net of write-offs, recoveries, and other adjustments.
Bad debt expense for fiscal 2024, 2023, and 2022 was $40.8 million, $54.4 million, and $26.1 million respectively. An increase or decrease of 0.1% in the 2024 allowance as a percentage of trade receivables would result in an increase or decrease in the provision on accounts receivable of approximately $24.0 million. The allowance for credit losses was $132.1 million and $118.5 million as of September 30, 2024 and 2023, respectively.
Schedule II of this Form 10-K sets forth a rollforward of allowances for returns and credit losses.
Business Combinations
The assets acquired and liabilities assumed upon the acquisition or consolidation of a business are recorded at estimated fair value, with the residual of the purchase price allocated to goodwill. We engage third-party appraisal firms to assist management in determining the fair values of certain assets acquired and liabilities assumed. Such valuations require management to make significant judgments, estimates, and assumptions, especially with respect to intangible assets. Management makes estimates of fair value based upon assumptions it believes to be reasonable. These estimates are based upon historical experience and information obtained from the management of the acquired companies and are inherently uncertain. Critical estimates in valuing certain of the intangible assets include but are not limited to (i) discount rates and expected future cash flows from and economic lives of customer relationships, (ii) trade names, (iii) existing technology, and (iv) other intangible assets. Unanticipated events and circumstances may occur, which may affect the accuracy or validity of such assumptions or estimates.

Goodwill and Other Intangible Assets
Goodwill arises from acquisitions or consolidations of specific operating companies and is assigned to the reporting unit in which a particular operating company resides. We identify our reporting units based upon our management reporting structure, beginning with our operating segments. We aggregate two or more components within an operating segment that have similar economic characteristics. We evaluate whether the components within our operating segments have similar economic characteristics, which include the similarity of long-term gross margins, the nature of the components' products, services, and production processes, the types of customers and the methods by which products or services are delivered to customers, and the components' regulatory environment. As of September 30, 2024, our reporting units include U.S. Pharmaceutical Distribution Services, U.S. Consulting Services, MWI Animal Health, Alliance Healthcare, Innomar, World Courier, PharmaLex, and Profarma.
Goodwill and other intangible assets with indefinite lives, such as certain trademarks and trade names, are not amortized; rather, they are tested for impairment at least annually. For the purpose of these impairment tests, we can elect to perform a qualitative assessment to determine if it is more likely than not that the fair values of our reporting units and indefinite-lived intangible assets are less than the respective carrying values of those reporting units and indefinite-lived intangible assets, respectively. Such qualitative factors can include, among others, industry and market conditions, overall financial performance, and relevant entity-specific events. If we conclude based on our qualitative assessment that it is more likely than not that the fair value of a reporting unit is less than its carrying value, we perform a quantitative analysis. We elected to perform quantitative impairment assessments of goodwill for all our reporting units in fiscal 2024, 2023, and 2022 with the exception of our PharmaLex reporting unit in fiscal 2023 since it was acquired in fiscal 2023. We elected to perform qualitative impairment assessments of indefinite-lived intangible assets in fiscal 2024 and fiscal 2023 and a quantitative impairment assessment of indefinite-lived intangible assets in fiscal 2022.
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
When performing a quantitative impairment assessment, we utilize an income approach or a weighted average of an income and market approach to value our reporting units. The income approach relies on a discounted cash flow analysis, which considers forecasted cash flows discounted at an appropriate discount rate, to determine the fair value of each reporting unit. We generally believe that market participants would use a discounted cash flow analysis to determine the fair value of our reporting units in a sale transaction. The annual goodwill impairment test requires us to make a number of assumptions and estimates concerning future levels of revenue growth, earnings before interest, taxes, depreciation and amortization ("EBITDA"), EBITDA margins, capital expenditures, and working capital requirements, which are based upon our long-range plan. The discount rate is an estimate of the overall after-tax rate of return required by a market participant whose weighted average cost of capital includes both debt and equity, including a risk premium. While we use the best available information to prepare our forecasted cash flows and discount rate assumptions, actual future cash flows and/or market conditions could differ significantly resulting in future impairment charges related to recorded goodwill balances. While there are always changes in assumptions to reflect changing business and market conditions, our overall methodology and the population of assumptions used have remained unchanged.
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
We completed our required annual impairment assessments relating to goodwill and indefinite-lived intangible assets in fiscal 2024, 2023, and 2022 and recorded a $418.0 million goodwill impairment in our PharmaLex reporting unit in connection with our 2024 impairment assessment (see Note 5 of the Notes to Consolidated Financial Statements) and a $75.9 million goodwill impairment in our Profarma reporting unit in connection with our fiscal 2022 impairment assessment. No goodwill impairments were recorded in fiscal 2023 and no indefinite-lived intangible asset impairments were recorded in fiscal 2024, 2023, or 2022.
Finite-lived intangible assets are amortized using the straight-line method over the estimated useful lives of the assets. We perform a recoverability assessment of our long-lived assets when impairment indicators are present. We performed a recoverability assessment of PharmaLex’s long-lived asset group as of July 1, 2024, and it was determined to be recoverable.

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
The significant assumptions and estimates described in the preceding paragraphs are important contributors to the ultimate effective tax rate in each year. If any of our assumptions or estimates were to change, an increase or decrease in our effective tax rate by 1% on income before income taxes would have caused income tax expense to change by $20.0 million in fiscal 2024.
Inventories
Inventories are stated at the lower of cost or market. Cost for approximately 65% and 66% of our inventories as of September 30, 2024 and 2023 has been determined using the LIFO method. If we had used the first-in, first-out method of inventory valuation, which approximates current replacement cost, inventories would have been approximately $1,535.8 million and $1,588.0 million higher than the amounts reported as of September 30, 2024 and 2023, respectively. We recorded a LIFO credit of $52.2 million in fiscal 2024 and LIFO expense of $204.6 million and $67.2 million in fiscal and 2023 and 2022, respectively. The annual LIFO provision is affected by manufacturer pricing practices, which may be impacted by market and other external influences, changes in inventory quantities, and product mix, many of which are difficult to predict. Changes to any of the above factors can have a material impact to our annual LIFO provision. Cost for our inventory that is not determined using the LIFO method is stated at the lower of cost or market using the first-in, first-out method or moving average price method.
Loss Contingencies
In the ordinary course of business, we become involved in lawsuits, administrative proceedings, government subpoenas, government investigations, stockholder demands, and other disputes, including antitrust, commercial, product liability, intellectual property, regulatory, employment discrimination, and other matters. Significant damages or penalties may be sought in some matters, and some matters may require years to resolve. We record a liability when it is both probable that a loss has been incurred and the amount can be reasonably estimated. We also perform an assessment of the materiality of loss contingencies where a loss is either not probable or it is reasonably possible that a loss could be incurred in excess of amounts accrued. If a loss or an additional loss has at least a reasonable possibility of occurring and the impact on the financial statements would be material, we provide disclosure of the loss contingency and whether a reasonable estimate of the loss or the range of the loss can made in the notes to our financial statements. We review all contingencies at least quarterly to determine whether the likelihood of loss has changed and to assess whether a reasonable estimate of the loss or the range of the loss can be made. Among the loss contingencies we considered in accordance with the foregoing in connection with the preparation of the accompanying financial statements were the opioid matters described in Note 13 of the Notes to Consolidated Financial Statements.

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
Cash Flows
As of September 30, 2024 and 2023, our cash and cash equivalents held by foreign subsidiaries were $851.3 million and $640.5 million, respectively. We have the ability to repatriate the majority of our cash and cash equivalents held by our foreign subsidiaries without incurring significant additional taxes upon repatriation.
We have increased seasonal needs related to our inventory build during the December and March quarters that, depending on our cash balance, may require the use of our credit facilities to fund short-term capital needs. Our cash balances in fiscal 2024 and 2023 were supplemented by intra-period credit facility borrowings to cover short-term working capital needs. The largest amount of intra-period borrowings under our revolving and securitization credit facilities that was outstanding at any one time during fiscal 2024 and 2023 was $3.2 billion and $2.1 billion, respectively. We had $69.7 billion, $77.9 billion, and $4.4 billion of cumulative intra-period borrowings that were repaid under our credit facilities during fiscal 2024, 2023, and 2022, respectively.
Our net cash provided by operating activities decreased by $426.6 million in fiscal 2024 compared to fiscal 2023 largely due to the timing of cash receipts and disbursements related to our working capital accounts. More specifically, in fiscal 2024, the growth of our accounts receivable, inventories, and accounts payable balances provided $704.2 million of cash from operations compared to $1.2 billion in fiscal 2023.
During fiscal 2024, our operating activities provided cash of $3.5 billion and was principally the result of the following:
•An increase in accounts payable of $5.0 billion primarily due to the increase in our inventory balances and the timing of scheduled payments to our suppliers;
•Positive non-cash items of $1.7 billion, which is primarily comprised of amortization expense of $670.6 million, depreciation expense of $448.2 million, and a $418.0 million goodwill impairment;
•Net income of $1.5 billion, offset in part by:
◦An increase in accounts receivable of $2.8 billion primarily due to an increase in sales and the timing of scheduled payments from our customers;
◦An increase in inventories of $1.5 billion to support the increase in business volume; and
◦A decrease in long-term accrued litigation liability of $506.2 million due to opioid litigation settlement payments.
During fiscal 2023, our operating activities provided cash of $3.9 billion and was principally the result of the following:
•An increase in accounts payable of $6.1 billion primarily due to the increase in our inventory balances and the timing of scheduled payments to our suppliers;
•Net income of $1.7 billion;
•Positive non-cash items of $1.3 billion, which is primarily comprised of amortization expense of $562.0 million, depreciation expense of $418.8 million, and LIFO expense of $204.6 million, offset in part by:
◦An increase in accounts receivable of $2.7 billion primarily due to an increase in sales and the timing of scheduled payments from our customers;
◦An increase in inventories of $2.2 billion to support the increase in business volume; and
◦A decrease in long-term accrued litigation liability of $400.0 million due to opioid litigation settlement payments.

We use days sales outstanding, days inventory on hand, and days payable outstanding to evaluate our working capital performance. The below financial metrics are calculated based upon a quarterly average and can be impacted by the timing of cash receipts and disbursements, which can vary significantly depending upon the day of the week in which the month ends.

	Fiscal Year Ended September 30,
	2024	2023	2022
Days sales outstanding	28.7	27.7	27.7
Days inventory on hand	26.4	27.7	28.3
Days payable outstanding	60.3	60.0	60.0
Our cash flows from operating activities can vary significantly from period to period based upon fluctuations in our period-end working capital account balances. Any changes to payment terms with a key customer or manufacturer supplier could have a material impact on our cash flows from operations. The addition of any new key customer or the loss of any existing key customer could have a material impact on our cash flows from operations.
Operating cash flows during fiscal 2024 included $250.1 million of interest payments and $603.9 million of income tax payments, net of refunds. Operating cash flows during fiscal 2023 included $271.3 million of interest payments and $463.1 million of income tax payments, net of refunds. Operating cash flows during fiscal 2022 included $219.8 million of interest payments and $244.4 million of income tax payments, net of refunds.
Capital expenditures in fiscal 2024, 2023, and 2022 were $487.2 million, $458.4 million, and $496.3 million, respectively. Significant capital expenditures in fiscal 2024, 2023, and 2022 included investments in various technology initiatives, including technology initiatives at Alliance Healthcare.
We expect to spend approximately $600 million for capital expenditures during fiscal 2025. Larger 2025 capital expenditures will include investments relating to the expansion and enhancement of our distribution network and various technology initiatives.
In addition to capital expenditures, net cash used in investing activities in fiscal 2023 included $1.4 billion for the acquisition of PharmaLex and $718.4 million for our investment in OneOncology (see Note 2 of the Notes to Consolidated Financial Statements).
In addition to capital expenditures, net cash used in investing activities in fiscal 2022 included $133.8 million of cash to acquire companies, including $60.0 million that was paid to settle accrued consideration related to the Alliance Healthcare acquisition, and was offset in part by $272.6 million in proceeds from the divestiture of non-core businesses.
Net cash used in financing activities in fiscal 2024 included $1.5 billion in purchases of our common stock, the repayment of our $500 million of 3.400% senior notes that matured in May 2024, $416.2 million in cash dividends paid on our common stock, and a $350.0 million repayment on our Receivables Securitization Facility (as defined below), offset in part by the issuance of our $500 million of 5.125% senior notes in February 2024.
Net cash used in financing activities in fiscal 2023 included $1.2 billion in purchases of our common stock, a $675 million repayment of our 0.737% senior notes that matured in March 2023, and $398.8 million in cash dividends paid on our common stock.
Net cash used in financing activities in fiscal 2022 included an $850 million repayment of our 0.737% senior notes, $483.7 million in purchases of our common stock, $391.7 million in cash dividends paid on our common stock, and the repayment of our $250 million term loan.

Debt and Credit Facility Availability
The following illustrates our debt structure as of September 30, 2024, including availability under the multi-currency revolving credit facility, the receivables securitization facility, the money market facility, and the Alliance Healthcare debt:

(in thousands)	Outstanding Balance	Additional Availability
Fixed-Rate Debt:
$500,000, 3.250% senior notes due 2025	$499,738	$—
$750,000, 3.450% senior notes due 2027	747,308	—
$500,000, 2.800% senior notes due 2030	496,564	—
$1,000,000, 2.700% senior notes due 2031	992,718	—
$500,000, 5.125% senior notes due 2034	494,514	—
$500,000, 4.250% senior notes due 2045	495,574	—
$500,000, 4.300% senior notes due 2047	493,821	—
Nonrecourse debt	70,191	—
Total fixed-rate debt	4,290,428	—

Variable-Rate Debt:
Multi-currency revolving credit facility due 2029	—	2,400,000
Receivables securitization facility due 2027	—	1,450,000
Money market facility	—	100,000
Alliance Healthcare debt	286	477,910
Nonrecourse debt	97,362	—
Total variable-rate debt	97,648	4,427,910
Total debt	$4,388,076	$4,427,910
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
We have a $2.4 billion multi-currency senior unsecured revolving credit facility ("Multi-Currency Revolving Credit Facility") with a syndicate of lenders, which was scheduled to expire in October 2028. In October 2024, we amended and restated the Multi-Currency Revolving Credit Facility to extend the expiration to October 2029. Interest on borrowings under the Multi-Currency Revolving Credit Facility accrues at specified rates based upon our debt rating. We pay facility fees to maintain the availability under the Multi-Currency Revolving Credit Facility at specified rates based upon our debt rating. We may choose to repay or reduce our commitments under the Multi-Currency Revolving Credit Facility at any time. The Multi-Currency Revolving Credit Facility contains covenants, including compliance with a financial leverage ratio test, as well as others that impose limitations on, among other things, indebtedness of subsidiaries and asset sales, with which we were compliant as of September 30, 2024.
We have a commercial paper program whereby we may from time to time issue short-term promissory notes in an aggregate amount of up to $2.4 billion at any one time. Amounts available under the program may be borrowed, repaid, and re-borrowed from time to time. The maturities on the notes will vary but may not exceed 365 days from the date of issuance. The notes will bear interest, if interest bearing, or will be sold at a discount from their face amounts. The commercial paper program does not increase our borrowing capacity as it is fully backed by our Multi-Currency Revolving Credit Facility. There were no borrowings outstanding under our commercial paper program as of September 30, 2024 and 2023.
We have a $1,450 million receivables securitization facility ("Receivables Securitization Facility"), which was scheduled to expire in October 2026. In October 2024, we amended the Receivables Securitization Facility to extend the expiration to October 2027. We have available to us an accordion feature whereby the commitment on the Receivables Securitization Facility may be increased by up to $250 million, subject to lender approval, for seasonal needs during the December and March quarters. Interest rates are based upon prevailing market rates for short-term commercial paper or 30-day Term SOFR plus a program fee. We pay a customary unused fee at prevailing market rates, monthly, to maintain the availability under the Receivables Securitization Facility.
In connection with the Receivables Securitization Facility, AmerisourceBergen Drug Corporation and a specialty distribution subsidiary sell on a revolving basis certain accounts receivable to Amerisource Receivables Financial Corporation, a wholly-owned special purpose entity, which in turn sells a percentage ownership interest in the receivables to financial institutions and commercial paper conduits sponsored by financial institutions. AmerisourceBergen Drug Corporation is the servicer of the accounts receivable under the Receivables Securitization Facility. As sold receivables are collected, additional receivables may be sold up to the maximum amount available under the facility. We use the facility as a financing vehicle because it generally offers an attractive interest rate relative to other financing sources. We securitize our trade accounts, which are generally non-interest bearing, in transactions that are accounted for as borrowings. The Receivables Securitization Facility contains similar covenants to the Multi-Currency Revolving Credit Facility, with which we were compliant as of September 30, 2024.
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
Share Purchase Programs and Dividends
In May 2020, our Board of Directors authorized a share repurchase program allowing us to purchase up to $500 million of our outstanding shares of common stock, subject to market conditions. During fiscal 2022, we purchased $473.4 million of our common stock to complete our authorization under this program.
In May 2022, our Board of Directors authorized a share repurchase program allowing us to purchase up to $1.0 billion of our outstanding shares of common stock, subject to market conditions. During fiscal 2022, we purchased $38.7 million of common stock, which included $28.4 million of September 2022 purchases that cash settled in October 2022. During fiscal 2023, we purchased $961.3 million of our common stock, including $882.5 million from WBA, to complete our authorization under this program.
In March 2023, our Board of Directors authorized a share repurchase program allowing us to purchase up to $1.0 billion of our outstanding shares of common stock, subject to market conditions. During fiscal 2023, we purchased $191.0 million of our common stock, including $167.5 million from WBA. During fiscal 2024, we purchased $809.0 million of our common stock, including $522.6 million from WBA, to complete our authorization under this program.
In March 2024, our Board of Directors authorized a new share repurchase program allowing us to purchase up to $2.0 billion of our outstanding common stock, subject to market conditions. During fiscal 2024, we purchased $682.3 million of our common stock, including $427.4 million from WBA. As of September 30, 2024, we had $1,317.7 million of availability under this program. From October 1, 2024 through November 22, 2024, we purchased $385.4 million of our common stock.
Our Board of Directors approved the following quarterly dividend increases:

Dividend Increases
	Per Share
Date	New Rate	Old Rate	% Increase
November 2021	$0.460	$0.440	5%
November 2022	$0.485	$0.460	5%
November 2023	$0.510	$0.485	5%
November 2024	$0.550	$0.510	8%
We anticipate that we will continue to pay quarterly cash dividends in the future. However, the payment and amount of future dividends remain within the discretion of our Board of Directors and will depend upon our future earnings, financial condition, capital requirements, and other factors.

Commitments and Obligations
As discussed and defined in Note 13 of the Notes to Consolidated Financial Statements, on July 21, 2021, it was announced that we and the two other national pharmaceutical distributors had negotiated a Distributor Settlement Agreement. The Distributor Settlement Agreement became effective on April 2, 2022, and as of September 30, 2024, it included 48 of 49 eligible states (the "Settling States") as well as 99% by population of the eligible political subdivisions in the Settling States. Our accrued litigation liability related to the Distributor Settlement Agreement, including the State of Alabama and an estimate for non-participating government subsidiaries (with whom we have not reached a settlement agreement), as well as other opioid-related litigation for which we have reached settlement agreements on our Consolidated Balance Sheet as of September 30, 2024 is $4.9 billion and is expected to be paid over the next 14 years. We currently estimate that $630.2 million will be paid prior to September 30, 2025. The payment of the aforementioned litigation liability has not and is not expected to have an impact on our ability to pay dividends.
The following is a summary of our contractual obligations for future principal and interest payments on our debt, minimum rental payments on our noncancellable operating leases, and minimum payments on our other commitments as of September 30, 2024:

Payments Due by Period (in thousands)	Debt, Including Interest Payments	Operating Leases	Other Commitments	Total
Within 1 year	$726,675	$248,556	$116,250	$1,091,481
1-3 years	344,184	437,502	166,544	948,230
4-5 years	1,009,527	333,414	48,550	1,391,491
After 5 years	3,905,571	460,097	1,069	4,366,737
Total	$5,985,957	$1,479,569	$332,413	$7,797,939
    The 2017 Tax Act requires a one-time transition tax to be recognized on historical foreign earnings and profits. As of September 30, 2024, we expect to pay a remaining $104.2 million, net of overpayments and tax credits, related to this transition tax over the next two years. The transition tax commitment is included in "Other Commitments" in the above table.
Our liability for uncertain tax positions was $545.0 million (including interest and penalties) as of September 30, 2024. This liability represents an estimate of tax positions that we have taken in our tax returns which may ultimately not be sustained upon examination by taxing authorities. Since the amount and timing of any future cash settlements cannot be predicted with reasonable certainty, the estimated liability has been excluded from the above contractual obligations table. Our liability for uncertain tax positions as of September 30, 2024 primarily includes an uncertain tax benefit related to the legal accrual for litigation related to the distribution of prescription opioid pain medications, as disclosed in Note 13 of the Notes to Consolidated Financial Statements.
Market Risk
We have exposure to foreign currency and exchange rate risk from our non-U.S. operations. Our largest exposure to foreign exchange rates exists primarily with the U.K. Pound Sterling, the Euro, the Turkish Lira, the Brazilian Real, and the Canadian Dollar. We use forward contracts to hedge against the foreign currency exchange rate impact on certain intercompany receivable and payable balances. We may use derivative instruments to hedge our foreign currency exposure, but not for speculative or trading purposes. Revenue from our foreign operations during fiscal 2024 was approximately 10% of our consolidated revenue.
We have market risk exposure to interest rate fluctuations relating to our debt. We manage interest rate risk by using a combination of fixed-rate and variable-rate debt. The amount of variable-rate debt fluctuates during the year based on our working capital requirements. We had $97.6 million of variable-rate debt outstanding as of September 30, 2024. We periodically evaluate financial instruments to manage our exposure to fixed and variable interest rates. However, there are no assurances that such instruments will be available in the combinations we want and/or on terms acceptable to us. There were no such financial instruments in effect as of September 30, 2024.
We also have market risk exposure to interest rate fluctuations relating to our cash and cash equivalents. We had $3.1 billion in cash and cash equivalents as of September 30, 2024. The unfavorable impact of a hypothetical decrease in interest rates on cash and cash equivalents would be partially offset by the favorable impact of such a decrease on variable-rate debt. For every $100 million of cash invested that is in excess of variable-rate debt, a 10-basis point decrease in interest rates would increase our annual net interest expense by $0.1 million.
Deterioration of general economic conditions, among other factors, could adversely affect the number of prescriptions that are filled and the number of pharmaceutical products purchased by consumers and, therefore, could reduce purchases by our customers. In addition, volatility in financial markets and higher borrowing costs may also negatively impact our customers' ability to obtain credit to finance their businesses on acceptable terms. Reduced purchases by our customers or changes in the ability of our customers to remit payments to us could adversely affect our revenue growth, our profitability, and our cash flows from operations.
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

ITEM 8.    FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Stockholders and the Board of Directors of Cencora, Inc.
Opinion on the Financial Statements
We have audited the accompanying consolidated balance sheets of Cencora, Inc. and subsidiaries (the Company) as of September 30, 2024 and 2023, the related consolidated statements of operations, comprehensive income, changes in stockholders’ equity and cash flows for each of the three years in the period ended September 30, 2024, and the related notes and financial statement schedule listed in the Index at Item 15(a) (collectively referred to as the "consolidated financial statements"). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at September 30, 2024 and 2023, and the results of its operations and its cash flows for each of the three years in the period ended September 30, 2024, in conformity with U.S. generally accepted accounting principles.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company's internal control over financial reporting as of September 30, 2024, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework), and our report dated November 26, 2024 expressed an unqualified opinion thereon.
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
Critical Audit Matters
The critical audit matters communicated below are matters arising from the current period audit of the financial statements that were communicated or required to be communicated to the audit committee and that: (1) relate to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective or complex judgments. The communication of critical audit matters does not alter in any way our opinion on the consolidated financial statements, taken as a whole, and we are not, by communicating the critical audit matters below, providing separate opinions on the critical audit matters or on the accounts or disclosure to which they relate.

Legal Matters and Contingencies - Opioid Lawsuits and Investigations
Description of the Matter	As discussed in Note 13 of the consolidated financial statements, the Company is involved in a significant number of lawsuits and government investigations relating to the distribution of prescription opioid pain medications and other controlled substances ("opioid litigation and investigations"). The Company recognizes a liability for those legal contingencies for which it is probable that a liability has been incurred at the date of the consolidated financial statements and the amount is reasonably estimable. As discussed in Note 4, in connection with the recognized liabilities for settled opioid lawsuits, the Company recognizes a related income tax benefit, which reflects an unrecognized tax benefit resulting from uncertainty in the amount that is more likely than not to be deductible for U.S. federal and state income tax purposes. The Company used significant judgment in measuring the amount of income tax benefit that may ultimately be deductible for U.S. federal and state purposes.

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

How We Addressed the Matter in Our Audit	We tested the Company’s internal controls that address the risks of material misstatement related to the completeness and presentation and disclosure of the opioid litigation and investigations liability and related uncertain tax position. This included testing controls related to the Company’s process for identification, recognition, completeness, and disclosure of the opioid litigation and testing controls related to the Company’s process to assess the technical merits of its tax position, including the Company’s assessment as to the amount of benefit that is more likely than not to be realized upon ultimate settlement with taxing authorities. For example, we tested controls over management’s review of the assessment of the completeness of the opioid litigation and investigations liability and whether a range of possible loss in excess of the amount accrued is reasonably estimable to determine the accuracy of the opioid litigation and investigations liability and the related financial statement disclosures.

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

For those legal contingencies for which the Company has determined that a loss is probable and reasonably estimable and is therefore required to be recognized, we evaluated the method of measuring the amounts of the recorded and disclosed contingencies. For those legal contingencies for which the Company has determined that a loss is reasonably possible, and is therefore required to be disclosed, we evaluated the methods for determining whether a range of loss can be estimated and the related disclosures. We assessed the Company’s estimate of the amount of the loss, for both contingencies that are probable and reasonably possible, through inspection of responses to inquiry letters sent to both internal and external legal counsel, discussions with internal general counsel and external legal counsel, inspection of proposed settlement agreements and obtaining written representations from executives of the Company. In addition, we evaluated the adequacy of the Company’s financial statement disclosures.

To test the uncertain tax position, we involved our tax subject matter professionals in assessing the technical merits and measurement of the Company’s tax positions related to the opioid litigation and investigation liability. We examined the Company’s analyses and evaluated the underlying facts upon which the tax positions were based. We used our knowledge of historical settlement activity in similar matters involving legal settlements to evaluate the Company’s measurement of the uncertain tax position associated with the opioid litigation and investigations. We also evaluated the adequacy of the Company’s financial statement disclosures and obtained written representations from executives of the Company related to this income tax matter.

Goodwill Impairment Evaluation of the PharmaLex Reporting Unit
Description of the Matter	At September 30, 2024, the Company’s consolidated goodwill balance was $9,318 million. As discussed in Note 2 to the consolidated financial statements, the Company’s goodwill is tested for impairment at least annually, or whenever events or circumstances indicate that the value of goodwill may be impaired. If goodwill is determined to be impaired, an impairment loss is measured at the amount by which the reporting unit’s carrying amount exceeds its fair value, not to exceed the carrying amount of goodwill. The Company performed a quantitative analysis of the PharmaLex reporting unit as of its annual goodwill impairment assessment date of July 1, 2024. Based on the Company’s assessment, the estimated fair value of the reporting unit was determined to be less than its carrying value. As a result, a pre-tax goodwill impairment charge of $418 million was recognized.

Auditing the Company’s goodwill impairment assessment for the PharmaLex reporting unit was complex and highly judgmental due to the significant judgments and estimation required by management in determining the fair value of the reporting unit, which is based on assumptions about future market or economic conditions and company-specific qualitative factors whose outcome is uncertain and will therefore be subject to change over time. In particular, the fair value estimate of the reporting unit involves the use of significant unobservable inputs and is sensitive to changes in significant assumptions, such as the revenue growth rate, discount rate and earnings before interest, taxes, depreciation and amortization ("EBITDA") margin.

How We Addressed the Matter in Our Audit	We obtained an understanding, evaluated the design and tested the operating effectiveness of controls over the Company’s annual goodwill impairment assessment process, which included the PharmaLex reporting unit. For example, we tested controls over management’s review of the fair value of the PharmaLex reporting unit including review of the valuation model, the significant assumptions described above, and the completeness and accuracy of the data used in the valuation.

To test the estimated fair value of the PharmaLex reporting unit, we performed audit procedures that included, among others, assessing the methodologies used to develop the estimated fair value, testing the significant assumptions discussed above, and evaluating the completeness and accuracy of the underlying data used by the Company in its analyses. We compared the significant assumptions used by the Company to forecasted industry and economic trends and peer company information. We performed sensitivity analyses of significant assumptions to evaluate the changes in the fair value of the reporting unit that would result from changes in the assumptions. We also involved valuation specialists to assist in our evaluation of the overall methodologies and significant assumptions used in the fair value estimate, including performing a comparative calculation of the discount rate.

/s/ Ernst & Young LLP

We have served as the Company's auditor since 1985.
Philadelphia, Pennsylvania
November 26, 2024

CENCORA, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

	September 30,
(in thousands, except share and per share data)	2024	2023
ASSETS
Current assets:
Cash and cash equivalents	$3,132,648	$2,592,051
Accounts receivable, less allowances for returns and credit losses: 2024 — $1,308,018; 2023 — $1,433,396	23,871,815	20,911,081
Inventories	18,998,833	17,454,768
Right to recover assets	1,175,871	1,314,857
Income tax receivable	88,229	77,120
Prepaid expenses and other	450,417	448,949
Total current assets	47,717,813	42,798,826

Property and equipment, net	2,181,410	2,135,171
Goodwill	9,318,027	9,574,117
Other intangible assets	4,001,046	4,431,783
Deferred income taxes	246,348	200,667
Other assets	3,637,023	3,418,182

TOTAL ASSETS	$67,101,667	$62,558,746

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
Accounts payable	$50,942,162	$45,836,037
Accrued expenses and other	2,758,560	2,353,817
Short-term debt	576,331	641,344
Total current liabilities	54,277,053	48,831,198

Long-term debt	3,811,745	4,146,113
Accrued income taxes	291,796	310,676
Deferred income taxes	1,643,746	1,657,944
Accrued litigation liability	4,296,902	5,061,795
Other liabilities	1,993,683	1,884,733
Commitments and contingencies (Note 13)

Stockholders' equity:
Common stock, $0.01 par value — authorized, issued, and outstanding: 2024 — 600,000,000 shares, 296,169,781 shares and 194,943,968 shares; 2023 — 600,000,000 shares, 294,822,962 shares and 200,814,804 shares	2,962	2,948
Additional paid-in capital	6,030,790	5,844,578
Retained earnings	5,417,139	4,324,187
Accumulated other comprehensive loss	(989,118)	(1,402,607)
Treasury stock, at cost: 2024 — 101,225,813 shares; 2023 — 94,008,158 shares	(9,815,835)	(8,247,103)
Total Cencora, Inc. stockholders' equity	645,938	522,003
Noncontrolling interest	140,804	144,284
Total stockholders' equity	786,742	666,287

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$67,101,667	$62,558,746
See notes to consolidated financial statements.

CENCORA, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS

	Fiscal Year Ended September 30,
(in thousands, except per share data)	2024	2023	2022
Revenue	$293,958,599	$262,173,411	$238,587,006
Cost of goods sold	284,048,570	253,213,918	230,290,639
Gross profit	9,910,029	8,959,493	8,296,367
Operating expenses:
Distribution, selling, and administrative	5,661,106	5,309,984	4,848,962
Depreciation	428,500	410,341	386,595
Amortization	663,474	553,563	307,300
Litigation and opioid-related expenses (credit), net	227,070	(24,693)	123,191
Acquisition-related deal and integration expenses	103,001	139,683	119,561
Restructuring and other expenses	233,629	229,884	63,498
Goodwill impairment	418,000	—	75,936
Asset impairment	—	—	4,946
Operating income	2,175,249	2,340,731	2,366,378
Other loss (income), net	14,283	(49,036)	(27,352)
Interest expense, net	156,991	228,931	210,673
Income before income taxes	2,003,975	2,160,836	2,183,057
Income tax expense	484,702	428,260	516,517
Net income	1,519,273	1,732,576	1,666,540
Net (income) loss attributable to noncontrolling interests	(10,153)	12,717	32,280
Net income attributable to Cencora, Inc.	$1,509,120	$1,745,293	$1,698,820

Earnings per share:
Basic	$7.60	$8.62	$8.15
Diluted	$7.53	$8.53	$8.04

Weighted average common shares outstanding:
Basic	198,503	202,511	208,472
Diluted	200,284	204,591	211,210
See notes to consolidated financial statements.

CENCORA, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

	Fiscal Year Ended September 30,
(in thousands)	2024	2023	2022
Net income	$1,519,273	$1,732,576	$1,666,540
Other comprehensive income (loss):
Foreign currency translation adjustments	405,099	353,439	(1,426,741)
Other, net	(272)	33,395	4,910
Total other comprehensive income (loss)	404,827	386,834	(1,421,831)
Total comprehensive income	1,924,100	2,119,410	244,709
Comprehensive (income) loss attributable to noncontrolling interests	(1,491)	54,246	68,583
Comprehensive income attributable to Cencora, Inc.	$1,922,609	$2,173,656	$313,292
See notes to consolidated financial statements.

CENCORA, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY

(in thousands, except per share data)	Common Stock	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Treasury Stock	Non-controlling Interests	Total
September 30, 2021	$2,907	$5,465,104	$1,670,513	$(445,442)	$(6,469,728)	$361,057	$584,411
Net income (loss)	—	—	1,698,820	—	—	(32,280)	1,666,540
Other comprehensive loss	—	—	—	(1,385,528)	—	(36,303)	(1,421,831)
Cash dividends, $1.84 per share	—	—	(391,687)	—	—	—	(391,687)
Exercises of stock options	10	93,902	—	—	—	—	93,912
Share-based compensation expense	—	93,400	—	—	—	—	93,400
Purchases of common stock	—	—	—	—	(512,091)	—	(512,091)
Employee tax withholdings related to restricted share vesting	—	—	—	—	(38,076)	—	(38,076)
Divestiture of business	—	—	—	—	—	(3,544)	(3,544)
Other, net	10	6,327	—	—	—	(6,098)	239
September 30, 2022	2,927	5,658,733	2,977,646	(1,830,970)	(7,019,895)	282,832	71,273
Net income (loss)	—	—	1,745,293	—	—	(12,717)	1,732,576
Other comprehensive income (loss)	—	—	—	428,363	—	(41,529)	386,834
Cash dividends, $1.94 per share	—	—	(398,752)	—	—	—	(398,752)
Exercises of stock options	8	61,144	—	—	—	—	61,152
Share-based compensation expense	—	124,624	—	—	—	—	124,624
Purchases of common stock	—	—	—	—	(1,155,929)	—	(1,155,929)
Employee tax withholdings related to restricted share vesting	—	—	—	—	(71,279)	—	(71,279)
Divestiture of business	—	—	—	—	—	(76,957)	(76,957)
Other, net	13	77	—	—	—	(7,345)	(7,255)
September 30, 2023	2,948	5,844,578	4,324,187	(1,402,607)	(8,247,103)	144,284	666,287
Net income	—	—	1,509,120	—	—	10,153	1,519,273
Other comprehensive income (loss)	—	—	—	413,489	—	(8,662)	404,827
Cash dividends, $2.04 per share	—	—	(416,168)	—	—	—	(416,168)
Exercises of stock options	4	37,836	—	—	—	—	37,840
Share-based compensation expense	—	147,998	—	—	—	—	147,998
Purchases of common stock	—	—	—	—	(1,505,232)	—	(1,505,232)
Employee tax withholdings related to restricted share vesting	—	—	—	—	(63,500)	—	(63,500)
Other, net	10	378	—	—	—	(4,971)	(4,583)
September 30, 2024	$2,962	$6,030,790	$5,417,139	$(989,118)	$(9,815,835)	$140,804	$786,742
See notes to consolidated financial statements.

CENCORA, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOW

	Fiscal Year Ended September 30,
(in thousands)	2024	2023	2022
OPERATING ACTIVITIES
Net income	$1,519,273	$1,732,576	$1,666,540
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation, including amounts charged to cost of goods sold	448,200	418,830	390,643
Amortization, including amounts charged to interest expense	670,642	562,018	319,192
Provision for credit losses	40,834	54,389	26,053
(Benefit) provision for deferred income taxes	(102,324)	(118,864)	196,184
Share-based compensation expense	147,998	124,624	93,400
LIFO (credit) expense	(52,168)	204,595	67,171
Impairment of assets, including goodwill	418,000	—	80,882
Gain on divestiture of businesses	—	(40,665)	(56,228)
Turkey highly inflationary impact	55,309	95,938	51,966
Loss (gain) on remeasurement of equity investments	16,201	(242)	(4,834)
Other, net	24,032	3,593	11,781
Changes in operating assets and liabilities, excluding the effects of acquisitions and divestitures:
Accounts receivable	(2,784,339)	(2,711,786)	(1,659,525)
Inventories	(1,479,599)	(2,183,368)	(665,370)
Income tax receivable	(11,109)	102,201	49,307
Prepaid expenses and other assets	167,781	109,041	102,708
Accounts payable	4,968,093	6,103,451	3,320,725
Accrued expenses	148,533	51,112	(457,233)
Income taxes payable and other liabilities	(204,517)	(196,146)	(330,079)
Long-term accrued litigation liability	(506,155)	(399,963)	(500,195)
NET CASH PROVIDED BY OPERATING ACTIVITIES	3,484,685	3,911,334	2,703,088
INVESTING ACTIVITIES
Capital expenditures	(487,173)	(458,359)	(496,318)
Cost of acquired companies, net of cash acquired	(69,771)	(1,409,835)	(133,814)
Cost of equity investments	(30,430)	(743,275)	(18,491)
Non-customer note receivable	(50,000)	—	—
Proceeds from divestiture of businesses	—	—	272,586
Other, net	19,278	9,004	7,600
NET CASH USED IN INVESTING ACTIVITIES	(618,096)	(2,602,465)	(368,437)
FINANCING ACTIVITIES
Senior notes and other loan borrowings	688,321	157,547	155,189
Senior notes and other loan repayments	(662,525)	(811,353)	(1,238,954)
Borrowings under revolving and securitization credit facilities	69,703,045	78,218,439	4,832,605
Repayments under revolving and securitization credit facilities	(70,114,293)	(78,187,891)	(4,671,943)
Purchases of common stock	(1,491,367)	(1,180,728)	(483,704)
Exercises of stock options	37,840	61,152	93,912
Cash dividends on common stock	(416,168)	(398,752)	(391,687)
Employee tax withholdings related to restricted share vesting	(63,500)	(71,279)	(38,076)
Other, net	(12,347)	(9,413)	(10,122)
NET CASH USED IN FINANCING ACTIVITIES	(2,330,994)	(2,222,278)	(1,752,780)
EFFECT OF EXCHANGE RATE CHANGES ON CASH, CASH EQUIVALENTS, AND RESTRICTED CASH	9,396	72,759	(57,850)
INCREASE (DECREASE) IN CASH, CASH EQUIVALENTS, AND RESTRICTED CASH, INCLUDING CASH CLASSIFIED WITHIN ASSETS HELD FOR SALE	544,991	(840,650)	524,021
LESS: INCREASE IN CASH CLASSIFIED WITHIN ASSETS HELD FOR SALE	—	—	(610)
INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	544,991	(840,650)	523,411
Cash, cash equivalents, and restricted cash at beginning of year	2,752,889	3,593,539	3,070,128
CASH, CASH EQUIVALENTS, AND RESTRICTED CASH AT END OF YEAR	$3,297,880	$2,752,889	$3,593,539
See notes to consolidated financial statements.

CENCORA, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2024

Note 1. Summary of Significant Accounting Policies
Cencora, Inc. and its subsidiaries, including a less-than-wholly-owned subsidiary in which Cencora, Inc. has a controlling financial interest (the "Company"), is one of the largest global pharmaceutical sourcing and distribution services companies, helping both healthcare providers and pharmaceutical and biotech manufacturers improve patient access to products and enhance patient care. The Company delivers innovative programs and services designed to improve the effectiveness and efficiency of the pharmaceutical supply chain in both human and animal health.
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
Recently Adopted Accounting Pronouncements
As of September 30, 2024, there were no recently-adopted accounting standards that had a material impact on the Company's financial position, results of operations, cash flows, or notes to the financial statements upon their adoption.
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

The following represents a reconciliation of cash and cash equivalents in the Consolidated Balance Sheets to cash, cash equivalents, and restricted cash in the Consolidated Statements of Cash Flows:

	September 30,
(amounts in thousands)	2024	2023	2022	2021
Cash and cash equivalents	$3,132,648	$2,592,051	$3,388,189	$2,547,142
Restricted cash (included in Prepaid Expenses and Other)	98,596	97,722	144,980	462,986
Restricted cash (included in Other Assets)	66,636	63,116	60,370	60,000
Cash, cash equivalents, and restricted cash	$3,297,880	$2,752,889	$3,593,539	$3,070,128
Concentrations of Credit Risk and Allowance for Credit Losses
    The Company has sales to a significant number of customers in the healthcare industry that include institutional and retail healthcare providers. Institutional healthcare providers include acute care hospitals, health systems, mail order pharmacies, long-term care and other alternate care pharmacies and providers of pharmacy services to such facilities, and physician offices. Retail healthcare providers include national and regional retail drugstore chains, independent community pharmacies, pharmacy departments of supermarkets and mass merchandisers, and veterinarians. The financial condition of the Company's customers can be affected by changes in government reimbursement policies as well as by other economic pressures in the healthcare industry.
The Company's trade accounts receivables are exposed to credit risk. Revenue from the various agreements and arrangements with the Company's largest customer in fiscal 2024, Walgreens Boots Alliance, Inc. ("WBA"), accounted for approximately 26% of revenue and represented approximately 37% of accounts receivable, net of incentives, as of September 30, 2024. Evernorth Health Services (formerly Express Scripts, Inc.), the Company's second largest customer in fiscal 2024, accounted for approximately 13% of revenue and represented approximately 5% of accounts receivable as of September 30, 2024. The Company generally does not require collateral for trade receivables. The Company evaluates its receivables for risk of loss by grouping its receivables with similar risk characteristics. Expected losses are determined based on a combination of historical loss trends, current economic conditions, and forward-looking risk factors. Changes in these factors, among others, may lead to adjustments in the Company's allowance for credit losses. The calculation of the required allowance requires judgment by Company management as to the impact of those and other factors on the ultimate realization of its trade receivables. The Company performs ongoing credit evaluations of its customers' financial condition and maintains reserves for expected credit losses for specific credit problems when they arise. There were no significant changes to this process during fiscal 2024, 2023, and 2022, and bad debt expense was computed in a consistent manner during these periods.
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
During the quarter ended March 31, 2022, Turkey became a highly inflationary economy, as defined under U.S. GAAP. As a result, effective April 1, 2022, and until such time as the applicable economy is no longer considered highly inflationary, Turkish Lira-denominated assets and liabilities are remeasured using the Company's reporting currency in accordance with ASC 830, "Foreign Currency Matters." Turkish Lira denominated monetary assets and liabilities (primarily cash, accounts receivables, and accounts payables) are remeasured at each balance sheet date using the currency exchange rate then in effect, with currency remeasurement gains and losses recognized in Other Income in the Statement of Operations. Turkish Lira-denominated nonmonetary assets and liabilities (primarily inventories, goodwill, and other intangible assets) are translated at the currency exchange rate in effect prior to highly inflation accounting commencement or at the exchange rate in effect at their date of acquisition if subsequent to April 1, 2022. As such, nonmonetary assets and liabilities retain a higher historical basis when currencies are devalued. This higher historical basis results in incremental expense being recognized when nonmonetary assets are consumed (i.e., sale of inventory). During fiscal 2024, 2023, and 2022, the Company recorded incremental expenses of $54.1 million, $87.0 million, and $40.0 million, respectively, in Cost of Goods Sold related to the consumption of inventory and expenses of $1.2 million, $9.0 million, and $11.9 million, respectively, within Other Loss (Income), Net related to the currency remeasurement of monetary assets and liabilities.
Goodwill and Other Intangible Assets
Goodwill arises from acquisitions or consolidations of specific operating companies and is assigned to the reporting unit in which a particular operating company resides. The Company identifies its reporting units based upon the Company's management reporting structure, beginning with its operating segments. The Company aggregates two or more components within an operating segment that have similar economic characteristics. The Company evaluates whether the components within its operating segments have similar economic characteristics, which include the similarity of long-term gross margins, the nature of the components' products, services, and production processes, the types of customers and the methods by which products or services are delivered to customers, and the components' regulatory environment. As of September 30, 2024, the Company’s reporting units include U.S. Pharmaceutical Distribution Services, U.S. Consulting Services, MWI Animal Health, Alliance Healthcare, Innomar, World Courier, PharmaLex, and Profarma.
Goodwill and other intangible assets with indefinite lives, such as certain trademarks and trade names, are not amortized; rather, they are tested for impairment at least annually. For the purpose of these impairment tests, the Company can elect to perform a qualitative assessment to determine if it is more likely than not that the fair values of its reporting units and indefinite-lived intangible assets are less than the respective carrying values of those reporting units and indefinite-lived intangible assets, respectively. Such qualitative factors can include, among others, industry and market conditions, overall financial performance, and relevant entity-specific events. If the Company concludes based on its qualitative assessment that it is more likely than not that the fair value of a reporting unit is less than its carrying value, it performs a quantitative analysis. The Company elected to perform quantitative impairment assessments of goodwill for all its reporting units in fiscal 2024, 2023, and 2022 with the exception of its PharmaLex reporting unit in fiscal 2023 since it was acquired in fiscal 2023. The Company elected to perform qualitative impairment assessments of indefinite-lived intangible assets in fiscal 2024 and fiscal 2023 and a quantitative impairment assessment of indefinite-lived intangible assets in fiscal 2022.
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

When performing a quantitative impairment assessment, the Company utilizes an income approach or a weighted average of an income and market approach to value its reporting units. The income approach relies on a discounted cash flow analysis, which considers forecasted cash flows discounted at an appropriate discount rate, to determine the fair value of each reporting unit. The Company generally believes that market participants would use a discounted cash flow analysis to determine the fair value of the Company's reporting units in a sale transaction. The annual goodwill impairment test requires the Company to make several assumptions and estimates concerning future levels of revenue growth, earnings before interest, taxes, depreciation and amortization ("EBITDA"), EBITDA margins, capital expenditures, and working capital requirements, which are based upon the Company's long-range plan. The discount rate is an estimate of the overall after-tax rate of return required by a market participant whose weighted average cost of capital includes both debt and equity, including a risk premium. While the Company uses the best available information to prepare its forecasted cash flows and discount rate assumptions, actual future cash flows and/or market conditions could differ significantly resulting in future impairment charges related to recorded goodwill balances. While there are always changes in assumptions to reflect changing business and market conditions, the Company's overall methodology and the population of assumptions used have remained unchanged.
The quantitative impairment assessment for indefinite-lived intangibles other than goodwill (certain trademarks and trade names) consists of a comparison of the fair value of the indefinite-lived intangible asset to the carrying value of the asset as of the impairment testing date. The Company estimates the fair value of its indefinite-lived intangibles using the relief from royalty method, which is a widely used valuation technique for such assets. The fair value derived from the relief from royalty method is measured as the discounted cash flow savings realized from owning such indefinite-lived trademarks and trade names and not having to pay a royalty for their use.
The Company completed its required annual impairment assessments relating to goodwill and indefinite-lived intangible assets in fiscal 2024, 2023, and 2022 and, as a result, recorded a $418.0 million goodwill impairment in its PharmaLex reporting unit in fiscal 2024 (see Note 5) and a $75.9 million goodwill impairment in its Profarma reporting unit in fiscal 2022. No goodwill impairments were recorded in fiscal 2023 and no indefinite-lived intangible asset impairments were recorded in fiscal 2024, 2023, or 2022.
Finite-lived intangible assets are amortized using the straight-line method over the estimated useful lives of the assets. The Company performs a recoverability assessment of its long-lived assets when impairment indicators are present. The Company performed a recoverability assessment of PharmaLex’s long-lived asset group as of July 1, 2024, and it was determined to be recoverable.
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
Inventories
Inventories are stated at the lower of cost or market. Cost for approximately 65% and 66% of the Company's inventories as of September 30, 2024 and 2023, respectively, has been determined using the last-in, first-out ("LIFO") method. If the Company had used the first-in, first-out method of inventory valuation, which approximates current replacement cost, inventories would have been approximately $1,535.8 million and $1,588.0 million higher than the amounts reported as of September 30, 2024 and 2023, respectively. The Company recorded a LIFO credit of $52.2 million in fiscal 2024 and LIFO expense of $204.6 million and $67.2 million in fiscal 2023 and 2022, respectively. The annual LIFO provision is affected by manufacturer pricing practices, which may be impacted by market and other external influences, changes in inventory quantities, and product mix, many of which are difficult to predict. Changes to any of the above factors can have a material impact to the Company's annual LIFO provision. Cost for the Company's inventory that is not determined using the LIFO method is stated at the lower of cost or market using the first-in, first-out method or moving average price method.

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

The following table summarizes the Company's property and equipment balances for the periods indicated:

	September 30,
(in thousands)	2024	2023
Property and equipment, at cost:
Land	$117,128	$116,465
Buildings and improvements	893,694	836,175
Machinery, equipment, and other	4,204,268	3,786,449
Total property and equipment	5,215,090	4,739,089
Less accumulated depreciation	(3,033,680)	(2,603,918)
Property and equipment, net	$2,181,410	$2,135,171
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
The Company's customer sales return policy generally allows customers to return products only if the products can be resold at full value or returned to suppliers for full credit. The Company records an accrual for estimated customer sales returns at the time of sale to the customer based upon historical return trends. As of September 30, 2024 and 2023, the Company's accrual for estimated customer sales returns was $1,175.9 million and $1,314.9 million, respectively.
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
Shipping and Handling Costs
Shipping and handling costs include all costs to warehouse, pick, pack, and deliver inventory to customers. These costs, which were $1,265.7 million, $1,200.0 million, and $1,040.8 million for fiscal 2024, 2023, and 2022, respectively, are included in Distribution, Selling, and Administrative in the Company's Consolidated Statements of Operations.

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
Beginning on the third anniversary of the closing of the joint venture's acquisition of OneOncology and ending on the day before the fourth anniversary of that closing, TPG will have a put option under which TPG may require the Company to purchase all of the other interests in the joint venture, including TPG's interest, at a price equal to 19 times OneOncology's adjusted earnings before interest, taxes, depreciation and amortization for the most recently ended 12-month period prior to TPG’s exercise of the put option, all of which is subject to various other adjustments and qualifications. In addition, on the date that is the third anniversary of the closing and again beginning on the fourth anniversary of the closing and ending on the day before the fifth anniversary of the closing, the Company will have a call option to purchase all of the other interests in the joint venture, including TPG's, also at the price set forth above. The fair value of the net put option, which is a Level 3 measurement, was determined using a Monte Carlo simulation, which relies on assumptions, including cash flow projections, risk-free rates, volatility, and details specific to the put and call options. The Company recorded the net fair value of the net put option of $872.9 million, which is recorded within Other Liabilities with a corresponding offset in Other Assets in the Company's

Consolidated Balance Sheets. Given the Company has elected to not mark the net put option to market, the fair value of the net put option at the time of the investment will remain on the balance sheet until its final resolution.
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
The following assets and liabilities of Profarma are included in the Company's Consolidated Balance Sheet for the periods indicated:

	September 30,
(in thousands)	2024	2023
Cash and cash equivalents	$58,082	$33,256
Accounts receivables, net	236,930	253,419
Inventories	259,299	255,801
Prepaid expenses and other	68,612	63,327
Property and equipment, net	49,869	42,759
Other intangible assets	58,116	62,384
Other long-term assets	83,765	77,889
Total assets	$814,673	$788,835

Accounts payable	$307,201	$300,875
Accrued expenses and other	56,597	56,280
Short-term debt	76,308	73,650
Long-term debt	91,246	74,132
Deferred income taxes	19,227	22,701
Other long-term liabilities	61,690	54,691
Total liabilities	$612,269	$582,329
Profarma's assets can only be used to settle its obligations, and its creditors do not have recourse to the general credit of the Company.

Note 4. Income Taxes
Income Before Income Taxes
The following table summarizes the Company's income before income taxes for the periods indicated:

	Fiscal Year Ended September 30,
(in thousands)	2024	2023	2022
Domestic	$1,288,983	$1,418,457	$1,351,696
Foreign	714,992	742,379	831,361
Total	$2,003,975	$2,160,836	$2,183,057
Income Tax Expense
The components of the Company's consolidated income tax expense are summarized in the following table for the periods indicated:

	Fiscal Year Ended September 30,
(in thousands)	2024	2023	2022
Current provision:
Federal	$309,380	$259,126	$126,969
State and local	80,040	42,933	39,282
Foreign	197,606	245,065	154,082
Total current provision	587,026	547,124	320,333
Deferred (benefit) provision:
Federal	(17,934)	(15,600)	150,328
State and local	1,392	19,445	31,129
Foreign	(85,782)	(122,709)	14,727
Total deferred (benefit) provision	(102,324)	(118,864)	196,184
Income tax expense	$484,702	$428,260	$516,517
Tax Rate Reconciliation
A reconciliation of the statutory U.S. federal income tax rate to the Company's consolidated effective income tax rate is as follows for the periods indicated:

	Fiscal Year Ended September 30,
	2024	2023	2022
Statutory U.S. federal income tax rate	21.0%	21.0%	21.0%
State and local income tax rate, net of federal tax benefit	3.0	2.3	2.5
Tax effect of foreign operations	(2.9)	(2.4)	(1.9)
Goodwill impairment	4.9	—	0.7
Change in valuation allowance	(4.2)	0.1	0.6
Other, net	2.4	(1.2)	0.8
Effective income tax rate	24.2%	19.8%	23.7%

Deferred Tax Liabilities and Assets
Deferred income taxes reflect the future tax consequences of differences between the tax bases of assets and liabilities and their financial reporting amounts. Significant components of the Company's deferred tax liabilities (assets) are as follows:

	September 30,
(in thousands)	2024	2023
Inventories	$1,537,057	$1,475,467
Property and equipment	103,959	145,308
Goodwill and other intangible assets	1,143,962	1,242,466
Right-of-use assets	285,434	255,221
Other	31,416	51,490
Gross deferred tax liabilities	3,101,828	3,169,952

Net operating loss and tax credit carryforwards	(530,024)	(532,851)
Allowance for credit losses	(18,949)	(18,221)
Accrued expenses	(9,419)	(18,108)
Accrued litigation liability	(855,962)	(909,256)
Employee and retiree benefits	(26,960)	(22,927)
Goodwill and other intangible assets	(401,822)	(425,898)
Lease liabilities	(312,357)	(280,550)
Share-based compensation	(23,161)	(23,087)
Other	(128,136)	(119,180)
Gross deferred tax assets	(2,306,790)	(2,350,078)
Valuation allowance for deferred tax assets	602,361	637,403
Deferred tax assets, net of valuation allowance	(1,704,429)	(1,712,675)
Net deferred tax liabilities	$1,397,399	$1,457,277
As of September 30, 2024, the Company had $106.3 million of potential tax benefits from state net operating loss carryforwards and $443.1 million of potential tax benefits from foreign loss carryforwards, which have varying expiration dates. The Company had $4.7 million of federal tax credit carryforwards, $4.6 million of state tax credit carryforwards, and $3.1 million of foreign alternative minimum tax credit carryforwards.
The Company assesses the available positive and negative evidence to determine whether deferred tax assets are more likely than not to be realized. As a result of this assessment, valuation allowances have been recorded on certain deferred tax assets. For fiscal 2024, the Company decreased the valuation allowance on deferred tax assets by $35.0 million primarily due to the change in the valuation allowance against tax deductible goodwill. For fiscal 2023, the Company increased the valuation allowance on deferred tax assets by $20.1 million primarily due to the increase in the valuation allowance against foreign net operating loss carryforwards.
In fiscal 2024, 2023, and 2022, tax benefits of $15.0 million, $24.6 million, and $13.4 million, respectively, related to the exercise of employee stock options and lapses of restricted stock units were recorded in Income Tax Expense in the Company's Consolidated Statements of Operations. The tax benefits recognized in fiscal 2024, 2023, and 2022 are not necessarily indicative of amounts that may arise in future periods.
Income tax payments, net of refunds, were $603.9 million, $463.1 million, and $244.4 million in fiscal 2024, 2023, and 2022, respectively.
Cumulative undistributed earnings of international subsidiaries were $3.9 billion as of September 30, 2024, $2.1 billion of which is considered permanently reinvested. It is not practicable to estimate the taxes that would be due if such earnings were to be repatriated in the future.
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

Unrecognized Tax Benefits
As of September 30, 2024 and 2023, the Company had unrecognized tax benefits, defined as the aggregate tax effect of differences between tax return positions and the benefits recognized in the Company's financial statements, of $545.0 million and $551.9 million, respectively ($498.0 million and $482.7 million, net of federal tax benefit, respectively). If recognized in fiscal 2024 and 2023, $488.1 million and $464.4 million, respectively, of these benefits would have reduced income tax expense and the effective tax rate. As of September 30, 2024 and 2023, included in the unrecognized tax benefits are $43.9 million and $25.9 million of interest and penalties, respectively, which the Company records in Income Tax Expense in the Company's Consolidated Statements of Operations.
A reconciliation of the beginning and ending amount of unrecognized tax benefits, excluding interest and penalties, for the periods indicated is as follows:

	Fiscal Year Ended September 30,
(in thousands)	2024	2023	2022
Unrecognized tax benefits at beginning of period	$525,933	$526,522	$500,399
Additions of tax positions of the current year	13,636	22,646	21,074
Additions to tax positions of the prior years	—	11,875	5,073
Reductions of tax positions of the prior years	(37,520)	(31,110)	—
Settlements and expiration of statutes of limitations	(2,410)	(3,457)	(24)
Effects of foreign currency translation	1,425	(543)	—
Unrecognized tax benefits at end of period	$501,064	$525,933	$526,522
During the next 12 months, it is reasonably possible that tax audit resolutions and the expiration of statutes of limitations could result in a reduction of unrecognized tax benefits by approximately $13.5 million.
A significant portion of the Company's unrecognized tax benefits as of September 30, 2024 relates to the legal accrual for litigation related to the Distributor Settlement Agreement, as well as other opioid-related litigation, as disclosed in Note 13. The Company has applied significant judgment in estimating the amount of the opioid settlements that will be deductible for U.S. federal and state purposes. In estimating the amount that would be deductible, the Company considered prior U.S. tax case law, the amount and character of the damages sought in litigation, and other relevant factors.
Note 5. Goodwill and Other Intangible Assets
The following is a summary of the changes in the carrying value of goodwill, by reportable segment, for fiscal 2024 and 2023:

(in thousands)	U.S. Healthcare Solutions	International Healthcare Solutions	Total
Goodwill as of September 30, 2022	$6,280,240	$2,223,646	$8,503,886
Goodwill recognized in connection with acquisitions	—	1,026,440	1,026,440
Goodwill derecognized in connection with divestiture	—	(14,424)	(14,424)
Foreign currency translation	2,177	56,038	58,215
Goodwill as of September 30, 2023	6,282,417	3,291,700	9,574,117
Purchase accounting adjustments	—	(12,904)	(12,904)
Goodwill recognized in connection with acquisitions	—	18,712	18,712
Goodwill impairment	—	(418,000)	(418,000)
Foreign currency translation	2,748	153,354	156,102
Goodwill as of September 30, 2024	$6,285,165	$3,032,862	$9,318,027

The Company has experienced a weakening in demand for specialized services in the life sciences industry, which has negatively impacted the operating results of PharmaLex. In the fourth quarter of fiscal 2024 and in connection with the Company’s annual budgeting process, the Company revised PharmaLex’s long-range forecast. In connection with the Company's annual goodwill impairment assessment, it recorded a goodwill impairment of $418.0 million in the PharmaLex reporting unit. The fair value of the reporting unit was determined based on a weighted average of income and market approaches. The income approach includes the Company’s forecasted cash flows in its long-range plan as well as discount rate and income tax rate assumptions. This represents a Level 3 nonrecurring fair value measurement. The Company believes that its assumptions are representative of market participant assumptions; however, the forecasted cash flows used to estimate fair value and measure the related impairment are inherently uncertain and include assumptions that could differ from actual results in future periods.
The carrying values of goodwill as of September 30, 2024 and 2023 are net of the following accumulated impairments:

(in thousands)	U.S. Healthcare Solutions	International Healthcare Solutions
Accumulated impairment losses as of September 30, 2024	$—	$493,936
Accumulated impairment losses as of September 30, 2023	$—	$75,936
The Company performed a recoverability assessment of PharmaLex’s long-lived assets as of July 1, 2024 using its revised long-range forecast. The recoverability assessment compared PharmaLex’s undiscounted cash flows to the carrying value of the PharmaLex asset group, including goodwill, and it was determined to be recoverable.
The following is a summary of other intangible assets:

	September 30, 2024				September 30, 2023
(dollars in thousands)	Weighted Average Remaining Useful Life	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Indefinite-lived trade name		$17,000	$—	$17,000	$17,000	$—	$17,000
Finite-lived:
Customer relationships	13 years	5,090,864	(1,536,081)	3,554,783	4,845,091	(1,213,200)	3,631,891
Trade names and other	5 years	1,259,954	(830,691)	429,263	1,224,795	(441,903)	782,892
Total other intangible assets		$6,367,818	$(2,366,772)	$4,001,046	$6,086,886	$(1,655,103)	$4,431,783
Amortization expense for finite-lived intangible assets was $663.5 million, $553.6 million, and $307.3 million in fiscal 2024, 2023, and 2022, respectively. Amortization expense for finite-lived intangible assets is estimated to be $548.9 million in fiscal 2025, $372.4 million in fiscal 2026, $314.6 million in fiscal 2027, $302.8 million in fiscal 2028, $291.1 million in fiscal 2029, and $2,154.2 million thereafter.

Note 6. Debt
Debt consisted of the following:

	September 30,
(in thousands)	2024	2023
Multi-currency revolving credit facility due 2029	$—	$—
Receivables securitization facility due 2027	—	350,000
Money market facility	—	—
$500,000, 3.400% senior notes due 2024	—	499,677
$500,000, 3.250% senior notes due 2025	499,738	499,026
$750,000, 3.450% senior notes due 2027	747,308	746,464
$500,000, 2.800% senior notes due 2030	496,564	495,959
$1,000,000, 2.700% senior notes due 2031	992,718	991,600
$500,000, 5.125% senior notes due 2034	494,514	—
$500,000, 4.250% senior notes due 2045	495,574	495,378
$500,000, 4.300% senior notes due 2047	493,821	493,554
Alliance Healthcare debt	286	68,017
Nonrecourse debt	167,553	147,782
Total debt	4,388,076	4,787,457
Less current portion of senior notes	499,738	499,677
Less Alliance Healthcare current portion	286	68,017
Less nonrecourse current portion	76,307	73,650
Total, net of current portion	$3,811,745	$4,146,113
Multi-Currency Revolving Credit Facility
The Company has a $2.4 billion multi-currency senior unsecured revolving credit facility ("Multi-Currency Revolving Credit Facility") with a syndicate of lenders, which was scheduled to expire in October 2028. In October 2024, the Company amended and restated the Multi-Currency Revolving Credit Facility to extend the expiration to October 2029. Interest on borrowings under the Multi-Currency Revolving Credit Facility accrues at specified rates based upon the Company's debt rating. The Company pays facility fees to maintain the availability under the Multi-Currency Revolving Credit Facility at specified rates based on its debt rating. The Company may choose to repay or reduce its commitments under the Multi-Currency Revolving Credit Facility at any time. The Multi-Currency Revolving Credit Facility contains covenants, including compliance with a financial leverage ratio test, as well as others that impose limitations on, among other things, indebtedness of subsidiaries and asset sales, with which the Company was compliant as of September 30, 2024.
Commercial Paper Program
The Company has a commercial paper program whereby it may from time to time issue short-term promissory notes in an aggregate amount of up to $2.4 billion at any one time. Amounts available under the program may be borrowed, repaid, and re-borrowed from time to time. The maturities on the notes will vary but may not exceed 365 days from the date of issuance. The notes will bear interest, if interest bearing, or will be sold at a discount from their face amounts. The commercial paper program does not increase the Company's borrowing capacity as it is fully backed by the Company's Multi-Currency Revolving Credit Facility. There were no borrowings outstanding under the commercial paper program as of September 30, 2024 and 2023.

Receivables Securitization Facility
The Company has a $1,450 million receivables securitization facility ("Receivables Securitization Facility"), which was scheduled to expire in October 2026. In October 2024, the Company amended the Receivables Securitization Facility to extend the expiration to October 2027. The Company has available to it an accordion feature whereby the commitment on the Receivables Securitization Facility may be increased by up to $250 million, subject to lender approval, for seasonal needs during the December and March quarters. Interest rates are based on prevailing market rates for short-term commercial paper or 30-day Term SOFR, plus a program fee. The Company pays a customary unused fee at prevailing market rates, monthly, to maintain the availability under the Receivables Securitization Facility. The Receivables Securitization Facility contains similar covenants to the Multi-Currency Revolving Credit Facility, with which the Company was compliant as of September 30, 2024.
In connection with the Receivables Securitization Facility, AmerisourceBergen Drug Corporation and a specialty distribution subsidiary sell on a revolving basis certain accounts receivable to Amerisource Receivables Financial Corporation, a wholly-owned special purpose entity, which in turn sells a percentage ownership interest in the receivables to financial institutions and commercial paper conduits sponsored by financial institutions. AmerisourceBergen Drug Corporation is the servicer of the accounts receivable under the Receivables Securitization Facility. As sold receivables are collected, additional receivables may be sold up to the maximum amount available under the facility. The Company uses the facility as a financing vehicle because it generally offers an attractive interest rate relative to other financing sources. The Company securitizes its trade accounts, which are generally non-interest bearing, in transactions that are accounted for as borrowings. The Receivables Securitization Facility contains similar covenants to the Multi-Currency Revolving Credit Facility, with which the Company was compliant as of September 30, 2024.
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
Senior Notes
In fiscal 2022, the Company elected to repay $850 million of its senior notes that were due in March 2023. In fiscal 2023, the remaining balance of $675 million of these senior notes matured and was repaid.
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
The senior notes discussed above and also illustrated in the above debt table are collectively referred to as the "Notes." Interest on the Notes is payable semiannually in arrears. Most of the Notes were sold at small discounts to the principal amounts and, therefore, have effective yields that are greater than the stated interest rates in the table above. Costs incurred in connection with the issuance of the Notes were deferred and are being amortized over the terms of the Notes. The indentures governing the Notes contain restrictions and covenants, which include limitations on additional indebtedness; distributions to stockholders; the repurchase of stock and the making of other restricted payments; issuance of preferred stock; creation of certain liens; transactions with subsidiaries and other affiliates; and certain corporate acts such as mergers, consolidations, and the sale of substantially all assets. An additional covenant requires compliance with a financial leverage ratio test. The Company was compliant with all covenants as of September 30, 2024.
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

Other Information
Scheduled future principal payments of debt are $566.9 million in fiscal 2025, $34.8 million in fiscal 2026, $24.5 million in fiscal 2027, $767.1 million in fiscal 2028, $7.6 million in fiscal 2029, and $3,007.8 million thereafter.
Interest paid on the above indebtedness during fiscal 2024, 2023, and 2022 was $250.1 million, $271.3 million, and $219.8 million, respectively.
Total amortization of financing fees and the accretion of original issue discounts, which are recorded as components of Interest Expense, Net on the Consolidated Statements of Operations, were $7.2 million, $8.5 million, and $11.9 million, for fiscal 2024, 2023, and 2022, respectively.
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
The following illustrates the components of Accumulated Other Comprehensive Loss, net of income taxes:

	September 30,
(in thousands)	2024	2023
Foreign currency translation	$(988,484)	$(1,402,245)
Other, net	(634)	(362)
Total accumulated other comprehensive loss	$(989,118)	$(1,402,607)
The decrease in total accumulated other comprehensive loss from foreign currency translation primarily relates to the translation of Alliance Healthcare's goodwill and intangible assets balances.
In May 2020, the Company's Board of Directors authorized a share repurchase program allowing the Company to purchase up to $500 million of its outstanding shares of common stock, subject to market conditions. During fiscal 2022, the Company purchased 3.3 million shares of its common stock for $473.4 million to complete its authorization under this program.
In May 2022, the Company's Board of Directors authorized a share repurchase program allowing the Company to purchase up to $1.0 billion of its outstanding shares of common stock, subject to market conditions. During fiscal 2022, the Company purchased 0.3 million shares of its common stock for $38.7 million, which included $28.4 million of September 2022 purchases that cash settled in October 2022. During fiscal 2023, the Company purchased 6.0 million shares of its common stock for $961.3 million, including 5.5 million shares from WBA for $882.5 million, to complete its authorization under this program.
In March 2023, the Company's Board of Directors authorized a share repurchase program allowing the Company to purchase up to $1.0 billion of its outstanding shares of common stock, subject to market conditions. During fiscal 2023, the Company purchased 1.0 million shares of its common stock for $191.0 million, including 0.9 million shares from WBA for $167.5 million. During fiscal 2024, the Company purchased 3.9 million shares of its common stock for $809.0 million, including 2.5 million shares from WBA for $522.6 million, to complete its authorization under this program.
In March 2024, the Company's Board of Directors authorized a new share repurchase program allowing the Company to purchase up to $2.0 billion of its outstanding common stock, subject to market conditions. During fiscal 2024, the Company purchased 3.0 million shares of its common stock for $682.3 million, including 1.9 million shares from WBA for $427.4 million. As of September 30, 2024, the Company had $1,317.7 million availability under this program. From October 1, 2024 through November 22, 2024, the Company purchased 1.7 million shares of its common stock for a total of $385.4 million.
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

The following illustrates the components of diluted weighted average shares outstanding:

	Fiscal Year Ended September 30,
(in thousands)	2024	2023	2022
Weighted average common shares outstanding - basic	198,503	202,511	208,472
Effect of dilutive securities - stock options and restricted stock units	1,781	2,080	2,738
Weighted average common shares outstanding - diluted	200,284	204,591	211,210
The potentially dilutive stock options and restricted stock units that were antidilutive were 85 thousand, 94 thousand, and 101 thousand for fiscal 2024, 2023 and 2022, respectively.
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
Revenue from the various agreements and arrangements with WBA was $76.5 billion, $68.7 billion, and $64.1 billion in fiscal 2024, 2023, and 2022, respectively. The Company's receivable from WBA, net of incentives, was $9.0 billion and $8.1 billion as of September 30, 2024 and 2023, respectively.
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
Retirement Benefit Plans
The Company sponsors the Cencora, Inc. Employee Investment Plan (the "Plan"), which is a defined contribution 401(k) plan covering salaried and certain hourly employees. Eligible participants may contribute to the plan from 1% to 50% of their regular compensation before taxes. The Company contributes $1.00 for each $1.00 invested by the participant up to the first 3% of the participant's salary and $0.50 for each additional $1.00 invested by the participant of up to an additional 2% of salary. An additional discretionary contribution, in an amount not to exceed the limits established by the Internal Revenue Code ("IRC"), may also be made depending upon the Company's performance. Based on the Company's performance in fiscal 2024, 2023, and 2022, the Company recognized expenses for discretionary contributions to the Plan in fiscal 2024, 2023, and 2022. All contributions are invested at the direction of the employee in one or more funds. All company matching contributions vest immediately except for the discretionary contributions made by the Company, which vest in full after five years of credited service.
The Company's international businesses sponsor various country-specific retirement plans.
Costs of above retirement benefit plans charged to expense for fiscal 2024, 2023, and 2022 were $99.8 million, $89.4 million, and $90.1 million, respectively.

Deferred Compensation Plan
The Company sponsors the Cencora, Inc. Deferred Compensation Plan. This unfunded plan allows eligible officers, directors and key management employees to defer a portion of their annual compensation and provides for a benefit restoration feature to selected key management. The benefit restoration feature provides certain eligible participants, including the Company’s executive officers, with an annual amount equal to 4% of the participant’s total cash compensation to the extent that an employee’s compensation exceeds the annual compensation limit established by Section 401(a) (17) of the IRC. Prior to fiscal 2024, account balances associated with the benefit restoration feature were included in a separate account at the Company's plan administrator. In fiscal 2024, the benefit restoration account balances were combined with the Cencora, Inc. Deferred Compensation Plan. The Company's liability relating to its deferred compensation plan, including the benefit restoration feature, as of September 30, 2024 and 2023 was $57.9 million and $46.5 million, respectively.
Note 10. Share-Based Compensation
The Company's stockholders approved the AmerisourceBergen Corporation 2022 Omnibus Incentive Plan (the "2022 Plan"). As of September 30, 2024, there were 20.1 million shares available to be granted for employee and non-employee director stock restricted stock units, performance stock units, and stock options under the 2022 Plan.
Restricted Stock Units
The majority of restricted stock units granted vest ratably over a three-year period. The estimated fair value of restricted stock units under the Company's restricted stock unit plans is determined by the product of the number of shares granted and the closing grant date market price of the Company's common stock. The estimated fair value of restricted stock units is expensed on a straight-line basis over the requisite service period, net of estimated forfeitures. During fiscal 2024, 2023, and 2022, the Company recognized restricted stock unit expense of $98.9 million, $84.3 million, and $71.3 million, respectively.
A summary of the status of the Company's nonvested restricted stock units as of September 30, 2024 and changes during fiscal 2024 are presented below:

(in thousands, except grant date fair value)	Restricted Stock Units	Weighted Average Grant Date Fair Value
Nonvested as of September 30, 2023	1,295	$139
Granted	630	$201
Vested	(636)	$131
Forfeited	(81)	$165
Nonvested as of September 30, 2024	1,208	$173
During fiscal 2024, 2023, and 2022, the total fair values of restricted stock units vested were $83.2 million, $103.0 million, and $58.1 million, respectively. Expected future compensation expense relating to the 1.2 million restricted stock units outstanding as of September 30, 2024 is $84.6 million, which will be recognized over a weighted average period of 1.4 years.
Performance Stock Units
Performance stock units are granted to certain executive employees under the Plan and represent common stock potentially issuable in the future. Performance stock units vest at the end of a three-year performance period based upon achievement of specific performance goals. Based upon the extent to which the targets are achieved, vested shares may range from 0% to 230% of the target award amount. The fair value of performance stock units is determined by the grant date market price of the Company's common stock. Compensation expense associated with nonvested performance stock units is recognized over the requisite service period and is dependent on the Company's periodic assessment of the probability of the targets being achieved and its estimate of the number of shares that will ultimately be issued. During fiscal 2024, 2023, and 2022, the Company recognized performance stock expense of $48.7 million, $40.4 million, and $19.7 million, respectively.

A summary of the status of the Company's nonvested performance stock units as of September 30, 2024 and changes during fiscal 2024 is presented below (based upon target award amounts).

(in thousands, except grant date fair value)	Performance Stock Units	Weighted Average Grant Date Fair Value
Nonvested as of September 30, 2023	251	$142
Granted	137	$197
Vested	(126)	$126
Forfeited	(14)	$183
Nonvested as of September 30, 2024	248	$178
Shares that vested over the three-year performance period ended September 30, 2024 were distributed to employees in November 2024.
Stock Options
The Company has not granted any stock options since fiscal 2020, and it does not expect to grant any stock options in fiscal 2025.
In fiscal 2024, employees exercised 503 thousand stock options at a weighted average exercise price of $84 per stock option. There were 533 thousand stock options outstanding as of September 30, 2024, all of which are exercisable, with a weighted average exercise price of $87 per option. The weighted average remaining contractual term for outstanding stock options is 1.6 years as of September 30, 2024.
Note 11. Leases
The Company has long-term leases for facilities and equipment. In the normal course of business, leases are generally renewed or replaced by other leases. Certain leases include escalation clauses.
The following illustrates the components of lease cost for the periods presented:

	Fiscal Year Ended September 30,
(in thousands)	2024	2023	2022
Operating lease cost	$245,415	$234,567	$220,935
Short-term lease cost	18,459	9,799	11,257
Variable lease cost	35,539	25,598	25,108
Total lease cost	$299,413	$269,964	$257,300
The following summarizes balance sheet information related to operating leases:

	September 30,
(in thousands, except for lease term and discount rate)	2024	2023
Right of use assets
Other assets	$1,141,622	$1,019,368

Lease liabilities
Accrued expenses and other	$204,767	$182,462
Other long-term liabilities	1,029,978	924,247
Total lease liabilities	$1,234,745	$1,106,709

Weighted-average remaining lease term	7.34 years	7.85 years
Weighted-average discount rate	4.18%	4.66%

Other cash flow information related to operating leases is as follows:

	Fiscal Year Ended September 30,
(in thousands)	2024	2023	2022
Cash paid for amounts included in the measurement of lease liabilities
Operating lease cash payments	$247,862	$229,203	$214,793

Right-of-use assets obtained in exchange for lease liabilities
New operating leases	$305,882	$271,096	$179,214
Future minimum rental payments under noncancellable operating leases were as follows:

Payments Due by Fiscal Year (in thousands)	As of September 30, 2024
2025	$248,556
2026	231,499
2027	206,003
2028	176,871
2029	156,543
Thereafter	460,097
Total future undiscounted lease payments	1,479,569
Less: Future payments for leases that have not yet commenced [1]	(15,018)
Less: Imputed interest	(229,806)
Total lease liabilities	$1,234,745

[1] The Company has certain leases that it has executed of which it does not control the underlying assets; therefore, liabilities and ROU assets related to these leases were not recorded on the Company's Consolidated Balance Sheet as of September 30, 2024.

Note 12. Restructuring and Other Expenses
The following illustrates the expenses incurred by the Company relating to Restructuring and Other Expenses for the periods indicated:

	Fiscal Year Ended September 30,
(in thousands)	2024	2023	2022
Restructuring and employee severance costs	$69,968	$105,220	$35,316
Business transformation efforts	130,069	82,117	27,990
Other, net	33,592	42,547	192
Total restructuring and other expenses	$233,629	$229,884	$63,498
Restructuring and employee severance costs in fiscal 2024 primarily included expenses incurred related to facility closures in connection with the Company's office optimization plan and workforce reductions in both of its reportable segments. Restructuring and employee severance costs in fiscal 2023 primarily included expenses incurred in connection with workforce reductions in both of the Company's reportable segments. Restructuring and employee severance costs in fiscal 2022 included costs primarily related to the write down of assets with respect to the Company's office optimization plan and restructuring activities within certain businesses in the U.S. Healthcare Solutions reportable segment.
Business transformation efforts in fiscal 2024 and 2023 included rebranding costs associated with the Company's name change to Cencora and non-recurring expenses related to significant strategic initiatives to improve operational efficiency, including certain technology initiatives. The majority of these costs related to services provided by third-party consultants. Business transformation efforts in fiscal 2022 primarily related to costs associated with reorganizing the Company to further align the organization to its customers' needs, including certain technology initiatives. The majority of these costs related to services provided by third-party consultants.

In March 2024, the Company experienced a cybersecurity event where data from its information systems was exfiltrated. In connection with this event, the Company incurred costs that were recorded in Other, net in the above table. The majority of the costs included in Other, net in fiscal 2024 related to this cybersecurity event.
In fiscal 2023, one of the Company’s foreign business units experienced a cybersecurity event that impacted a standalone legacy information technology platform in one country and the foreign business unit's ability to operate in that country for approximately two weeks. In connection with this event, the Company incurred costs to restore the foreign business unit's operations in that country, which were recorded in Other, net in the above table. The majority of the costs included in Other, net in fiscal 2023 related to this cybersecurity event.
Note 13. Legal Matters and Contingencies
In the ordinary course of its business, the Company becomes involved in lawsuits, administrative proceedings, government subpoenas, government investigations, stockholder demands, and other disputes, including antitrust, commercial, product liability, intellectual property, regulatory, data privacy and security, employment discrimination, and other matters. Significant damages or penalties may be sought from the Company in some matters, and some matters may require years for the Company to resolve. The Company records a reserve for these matters when it is both probable that a liability has been incurred and the amount of the loss can be reasonably estimated.
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
On July 21, 2021, the Company announced that it and the two other national pharmaceutical distributors had negotiated a Distributor Settlement Agreement that, if all conditions were satisfied, would result in the resolution of a substantial majority of opioid lawsuits filed by state and local governmental entities. The Distributor Settlement Agreement became effective on April 2, 2022, and as of September 30, 2024, it included 48 of 49 eligible states (the "Settling States") as well as 99% by population of the eligible political subdivisions in the Settling States. The Distributor Settlement Agreement requires the Company to comply with certain requirements, including the establishment of a clearinghouse that will consolidate data from all three national pharmaceutical distributors. West Virginia and its subdivisions and Native American tribes are not a part of the Distributor Settlement Agreement, and the Company has reached separate agreements with those groups. The State of Alabama also did not participate in the Distributor Settlement Agreement and was pursuing a case against the Company (and another national pharmaceutical distributor) in Alabama state court. On February 28, 2024, the Company and another national distributor executed an agreement with the State of Alabama and all its participating subdivisions to resolve opioid-related claims. Pursuant to the agreement, the two distributors will pay approximately $245 million, including attorneys’ fees and costs, to the State of Alabama and its participating subdivisions, of which the Company's portion is 50%. On July 1, 2024, the Court entered a Final Consent Judgment and Dismissal with Prejudice pursuant to the terms of the settlement agreement. In Maryland, a trial commenced on September 16, 2024 in a case filed by the Mayor and City Council of Baltimore. On November 12, 2024,

the jury returned a verdict finding ABDC (and another national distributor) liable for public nuisance and assessing approximately $274 million total in compensatory damages, approximately $74 million of which was assessed against ABDC. A second phase of the trial is scheduled to commence on December 11, 2024 related to the City of Baltimore's request for an abatement remedy, which will proceed as a bench trial. While the judgment is not yet final, the Company is evaluating next steps, including a possible appeal. The $74 million is a component of the Company's $4.9 billion litigation liability as of September 30, 2024 as described below.
The MDL Court selected four cases filed by third-party payors to serve as additional litigation bellwethers. On May 31, 2024, the MDL Court severed and stayed these four cases against the Company and the two other national pharmaceutical distributors, pursuant to ongoing settlement discussions to resolve litigation filed by a putative class of third-party payors. On August 29, 2024, the Company and two other national pharmaceutical distributors entered into a proposed class action settlement agreement to resolve the opioid-related claims of a proposed settlement class of third-party payors. Pursuant to the agreement, the Company recorded a $93.0 million litigation expense accrual in Litigation and Opioid-Related Expenses (Credit), Net in its fiscal 2024 Consolidated Statement of Operations. On September 3, 2024, the MDL Court granted a motion for preliminary approval of the proposed class action settlement. Federal law imposes additional requirements before the class settlement can become final, including notice to class members, a time period for submission of any objections to the settlement or requests to be excluded from the settlement, and a fairness hearing, among other procedural steps, as described in the MDL Court’s September 3, 2024 order. The MDL Court has scheduled a fairness hearing for January 13, 2025.
On September 26, 2024, the Company and two other national pharmaceutical distributors entered into a proposed class action settlement agreement to resolve the opioid-related claims of a proposed settlement class of hospitals. The Company recorded a $120.9 million litigation expense accrual in Litigation and Opioid-Related Expenses (Credit), Net in its fiscal 2024 Consolidated Statement of Operations, representing the Company's expected share of the potential class action settlement. Pursuant to these settlement discussions, a case in Alabama that involved up to eight plaintiff hospitals, and that was scheduled to begin trial on July 8, 2024, has now been severed and stayed as to the Company. On October 30, 2024, the United States District Court for the District of New Mexico granted a motion for preliminary approval of the proposed class action settlement. Federal law imposes additional requirements before the class settlement can become final, including notice to class members, a time period for submission of any objections to the settlement or requests to be excluded from the settlement, and a fairness hearing, among other procedural steps, as described in the Court’s October 30, 2024 order. The Court has scheduled a fairness hearing for March 4, 2025.
In January 2024, the Company prepaid the net present value of a future obligation as permitted under its settlement agreements. The discount on the future obligation resulted in a $0.1 billion reduction of its accrued litigation liability. The Company’s accrued litigation liability related to the Distributor Settlement Agreement, including the State of Alabama and an estimate for non-participating government subdivisions (with whom the Company has not reached a settlement agreement), as well as other opioid-related litigation for which it has reached settlement agreements, as described above, was $4.9 billion as of September 30, 2024 and $5.5 billion as of September 30, 2023. The $4.9 billion liability will be paid over 14 years. The Company currently estimates that $630.2 million will be paid prior to September 30, 2025, which is recorded in Accrued Expenses and Other on the Company’s Consolidated Balance Sheet. The remaining long-term liability of $4.3 billion is recorded in Accrued Litigation Liability on the Company’s Consolidated Balance Sheet. While the Company has accrued its estimated liability for opioid litigation, it is unable to estimate the range of possible loss associated with the matters that are not included in the accrual. Because loss contingencies are inherently unpredictable and unfavorable developments or resolutions can occur, the assessment is highly subjective and requires judgments about future events. The Company regularly reviews opioid litigation matters to determine whether its accrual is adequate. The amount of ultimate loss may differ materially from the amount accrued to date. Until such time as otherwise resolved, the Company will continue to litigate and prepare for trial and to vigorously defend itself in all such matters. Since these matters are still developing, the Company is unable to predict the outcome, but the result of these lawsuits could include excessive monetary verdicts and/or injunctive relief that may affect the Company’s operations. Additional lawsuits regarding the distribution of prescription opioid pain medications have been filed and may continue to be filed by a variety of types of plaintiffs, including lawsuits filed by non-governmental or non-political entities and individuals, among others. The Company is vigorously defending itself in the pending lawsuits and intends to vigorously defend itself against any threatened lawsuits or enforcement proceedings.
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
Shareholder Securities Litigation
On October 11, 2019, Teamsters Local 443 Health Services & Insurance Plan, St. Paul Electrical Construction Pension Plan, St. Paul Electrical Construction Workers Supplemental Pension Plan (2014 Restatement), Retirement Medical Funding Plan for the St. Paul Electrical Workers, and San Antonio Fire & Police Pension Fund filed a complaint for a purported derivative action in the Delaware Court of Chancery against the Company and certain of its current and former officers and directors (collectively, "Defendants"). The complaint alleges that the Defendants breached their fiduciary duties by failing to oversee the compliance by certain of the Company’s subsidiaries (including the Company’s former subsidiary Medical Initiatives, Inc. ("MII")) with federal regulations, allegedly resulting in the payment of fines and penalties in connection with the settlements with the USAO-EDNY in fiscal 2017 and 2018 that resolved claims arising from MII's pre-filled syringe program. In December 2019, Defendants filed a motion to dismiss the complaint. After briefing and oral argument, on August 24, 2020 the Delaware Court of Chancery denied Defendants' motion to dismiss. On September 24, 2020, the Company's Board of Directors established a Special Litigation Committee to conduct an investigation concerning the plaintiffs’ allegations, and on November 10, 2020, the Delaware Court of Chancery granted the Special Litigation Committee’s motion to stay the litigation pending its investigation. On September 22, 2021, the Special Litigation Committee filed its report under seal and moved to dismiss the case. The Delaware Court of Chancery granted the Special Litigation Committee's motion to dismiss on November 17, 2023, and entered an Order and Final Judgement on December 8, 2023. On January 5, 2024, the plaintiffs filed a notice of appeal to the Delaware Supreme Court from the Delaware Court of Chancery's November 17, 2023 decision granting the motion to dismiss and December 8, 2023 Order and Final Judgement. On September 20, 2024, the Delaware Supreme Court affirmed the Court of Chancery’s judgment on the basis of and for the reasons stated in the Court of Chancery’s November 17, 2023 Memorandum Opinion and there is no further right of appeal.
On December 30, 2021, Lebanon County Employees' Retirement Fund and Teamsters Local 443 Health Services & Insurance Plan filed a complaint for a purported derivative action in the Delaware Court of Chancery against the Company and certain of its current officers and directors. The complaint alleges claims for breach of fiduciary duty allegedly arising from the Board’s and certain officers' oversight of the Company’s controlled substance diversion control programs. The defendants moved to dismiss the complaint on March 29, 2022. On December 22, 2022, the Delaware Court of Chancery granted the motion to dismiss. On January 9, 2023, the Plaintiffs filed a Motion for Relief from Judgment and Order Pursuant to Rule 60(b) from the Delaware Chancery Court’s judgment. On January 20, 2023, the Plaintiffs also appealed the ruling to the Delaware Supreme Court. On March 21, 2023, the Delaware Court of Chancery denied the Plaintiffs' Motion for Relief from Judgement and Order Pursuant to Rule 60(b). On December 18, 2023, the Delaware Supreme Court reversed the dismissal and remanded the case to the Delaware Court of Chancery for further proceedings. On January 12, 2024, the Company's Board of Directors established a Special Litigation Committee ("SLC") and delegated to the SLC the Board's full authority with respect to the litigation. On March 4, 2024, the Delaware Court of Chancery granted the SLC’s consented-to motion to stay the action pending its investigation of the allegations of the complaint.
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
On March 3, 2022, the United States Attorney’s Office for the Western District of Virginia notified the Company of the existence of a criminal investigation into MWI Veterinary Supply Co. ("MWI"), the Company’s animal health subsidiary, in connection with grand jury subpoenas to which MWI previously responded relating to compliance with state and federal regulatory requirements governing wholesale shipments of animal health products to customers. In October 2024, the Company reached an agreement in principle to resolve these claims. Pursuant to the agreement in principle, the Company recorded a $49.1 million litigation expense accrual in Litigation and Opioid-Related Expenses (Credit), Net in its fiscal 2024 Consolidated Statement of Operations. This liability was recorded in Accrued Expenses and Other on the Company's Consolidated Balance Sheet as of September 30, 2024.
Note 14. Litigation Settlements
Antitrust Settlements
Numerous lawsuits have been filed against certain brand pharmaceutical manufacturers alleging that the manufacturer, by itself or in concert with others, took improper actions to delay or prevent generic drugs from entering the market. These lawsuits are generally brought as class actions. The Company has not been named a plaintiff in any of these lawsuits but has been a member of the direct purchasers’ class (i.e., those purchasers who purchase directly from these pharmaceutical manufacturers). None of the lawsuits has gone to trial, but some have settled in the past with the Company receiving proceeds from the settlement funds. During fiscal 2024, 2023, and 2022, the Company recognized gains relating to these lawsuits of $170.9 million, $239.1 million, and $1.8 million, respectively. These gains, which are net of attorney fees and estimated payments due to other parties, were recorded as reductions to cost of goods sold in the Company’s Consolidated Statements of Operations.
Note 15. Business Segment Information
The Company is organized geographically based upon the products and services it provides to its customer and reports its results under two reportable segments: U.S. Healthcare Solutions and International Healthcare Solutions.
Prior to October 1, 2024, the chief operating decision maker ("CODM") of the Company was the Executive Vice President and Chief Operating Officer ("COO") of the Company, whose function is to allocate resources to, and assess the performance of, the Company's operating segments. Effective October 1, 2024, the COO was promoted to President & Chief Executive Officer of the Company and remains the CODM. The CODM does not review assets by operating segment for the purpose of assessing performance or allocating resources.
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
The International Healthcare Solutions reportable segment consists of businesses that focus on international pharmaceutical wholesale and related service operations and global commercialization services. The International Healthcare Solutions reportable segment distributes pharmaceuticals, other healthcare products, and related services to healthcare providers, including pharmacies, doctors, health centers and hospitals primarily in Europe. It is a leading global specialty transportation and logistics provider for the biopharmaceutical industry. It also is a provider of specialized services, including regulatory affairs, development consulting and scientific affairs, pharmacovigilance, and quality management and compliance, for the life sciences industry. In Canada, the business drives innovative partnerships with manufacturers, providers, and pharmacies to improve product access and efficiency throughout the healthcare supply chain.
The following illustrates reportable and operating segment disaggregated revenue as required by ASC 606, "Revenue from Contracts with Customers," for the periods indicated:

	Fiscal Year Ended September 30,
(in thousands)	2024	2023	2022
U.S. Healthcare Solutions
Human Health	$259,973,909	$229,716,669	$207,284,444
Animal Health	5,365,518	5,042,549	4,815,758
Total U.S. Healthcare Solutions	265,339,427	234,759,218	212,100,202
International Healthcare Solutions
Alliance Healthcare	23,061,721	22,349,278	21,890,402
Other Healthcare Solutions	5,565,821	5,069,401	4,601,271
Total International Healthcare Solutions	28,627,542	27,418,679	26,491,673
Intersegment eliminations	(8,370)	(4,486)	(4,869)
Revenue	$293,958,599	$262,173,411	$238,587,006
The following illustrates reportable segment operating income information for the periods indicated:

	Fiscal Year Ended September 30,
(in thousands)	2024	2023	2022
U.S. Healthcare Solutions	$2,934,877	$2,596,559	$2,456,972
International Healthcare Solutions	713,379	692,562	706,458
Total segment operating income	$3,648,256	$3,289,121	$3,163,430

The following reconciles total segment operating income to income before income taxes for the periods indicated:

	Fiscal Year Ended September 30,
(in thousands)	2024	2023	2022
Total segment operating income	$3,648,256	$3,289,121	$3,163,430
Gains from antitrust litigation settlements	170,904	239,092	1,835
LIFO credit (expense)	52,168	(204,595)	(67,171)
Turkey highly inflationary impact	(54,087)	(86,967)	(40,033)
Acquisition-related intangibles amortization	(660,292)	(551,046)	(304,551)
Litigation and opioid-related (expenses) credit, net	(227,070)	24,693	(123,191)
Acquisition-related deal and integration expenses	(103,001)	(139,683)	(119,561)
Restructuring and other expenses	(233,629)	(229,884)	(63,498)
Goodwill impairment	(418,000)	—	(75,936)
Asset impairment	—	—	(4,946)
Operating income	2,175,249	2,340,731	2,366,378
Other loss (income), net	14,283	(49,036)	(27,352)
Interest expense, net	156,991	228,931	210,673
Income before income taxes	$2,003,975	$2,160,836	$2,183,057
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
Litigation and opioid-related (expenses) credit, net in fiscal 2024 includes $263.1 million of litigation expense accruals (see Note 13), offset in part by a net $92.2 million opioid litigation settlement accrual reduction primarily as a result of the Company's prepayment of the net present value of a future obligation as permitted under its opioid settlement agreements.
Litigation and opioid-related (expenses) credit, net in fiscal 2023 includes the receipt of $83.4 million from the H.D. Smith opioid litigation indemnity escrow.
Included in other loss (income), net, the Company recognized net gains of $40.7 million and $56.2 million from the divestiture of non-core businesses in fiscal 2023 and 2022, respectively.
    The following illustrates depreciation and amortization by reportable segment for the periods indicated:

	Fiscal Year Ended September 30,
(in thousands)	2024	2023	2022
U.S. Healthcare Solutions	$298,683	$292,814	$274,554
International Healthcare Solutions	132,999	120,044	114,790
Acquisition-related intangibles amortization	660,292	551,046	304,551
Total depreciation and amortization	$1,091,974	$963,904	$693,895

Depreciation and amortization related to property and equipment and intangible assets but excludes amortization of deferred financing costs and other debt-related items, which are included in interest expense, net.
The following illustrates capital expenditures by reportable segment for the periods indicated:

	Fiscal Year Ended September 30,
(in thousands)	2024	2023	2022
U.S. Healthcare Solutions	$273,715	$268,069	$295,406
International Healthcare Solutions	213,458	190,290	200,912
Total capital expenditures	$487,173	$458,359	$496,318

Note 16. Fair Value of Financial Instruments
The recorded amounts of the Company's cash and cash equivalents, accounts receivable, and accounts payable as of September 30, 2024 and 2023 approximate fair value based upon the relatively short-term nature of these financial instruments. Within Cash and Cash Equivalents, the Company had $1,190.0 million and $1,489.0 million of investments in money market accounts as of September 30, 2024 and 2023, respectively. The fair value of the money market accounts was determined based upon unadjusted quoted prices in active markets for identical assets, otherwise known as Level 1 inputs.
The recorded amount of long-term debt (see Note 6) and the corresponding fair value as of September 30, 2024 were $3,811.7 million and $3,588.0 million, respectively. The recorded amount of long-term debt and the corresponding fair value as of September 30, 2023 were $4,146.1 million and $3,572.6 million, respectively. The fair value of long-term debt was determined based upon inputs other than quoted prices, otherwise known as Level 2 inputs.
Note 17. Subsequent Events
Announced Acquisition
On November 5, 2024, the Company entered into an agreement to acquire Retina Consultants of America ("RCA"). Under the terms of the agreement, the Company will acquire RCA for cash based on an enterprise value of approximately $4.6 billion, subject to a customary working capital and net-debt adjustment. RCA’s affiliated practices, physicians, and management will rollover a portion of their equity in RCA. After giving effect to the rollover, a cash capitalization of RCA that the Company intends to make, and the payment of transaction fees and expenses, the Company’s expected cash outlay at closing would be approximately $4.3 billion. At closing, the Company expects to hold approximately 85% ownership in RCA. The agreement also provides for the potential payment of up to $500 million in aggregate contingent consideration in fiscal 2027 and fiscal 2028, subject to the successful completion of certain predefined business objectives. The Company expects to fund the transaction through a combination of cash on hand and new debt financing and has obtained $3.3 billion in bridge financing commitments in connection with the transaction. The transaction is subject to the satisfaction of closing conditions, including receipt of required regulatory approvals.
Dividend Increase
In November 2024, the Company's Board of Directors increased the quarterly dividend paid on common stock by 8% and declared a regular quarterly cash dividend of $0.55 per share, payable on November 29, 2024 to shareholders of record on November 15, 2024.

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
Changes in Internal Control over Financial Reporting
There were no changes during the fiscal quarter ended September 30, 2024 in the Company's internal control over financial reporting that materially affected, or are reasonably likely to materially affect, those controls.
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
Cencora's management assessed the effectiveness of Cencora's internal control over financial reporting as of September 30, 2024. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control — Integrated Framework (2013). Based on management's assessment and those criteria, management has concluded that Cencora's internal control over financial reporting was effective as of September 30, 2024.
Cencora's independent registered public accounting firm, Ernst & Young LLP, has issued an attestation report on the effectiveness of Cencora's internal control over financial reporting. This report is set forth below.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Stockholders and the Board of Directors of Cencora, Inc.
Opinion on Internal Control Over Financial Reporting
We have audited Cencora, Inc. and subsidiaries’ internal control over financial reporting as of September 30, 2024, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (the COSO criteria). In our opinion, Cencora, Inc. and subsidiaries (the Company) maintained, in all material respects, effective internal control over financial reporting as of September 30, 2024, based on the COSO criteria.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the 2024 consolidated financial statements of the Company and our report dated November 26, 2024 expressed an unqualified opinion thereon.
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

/s/ Ernst & Young LLP
Philadelphia, Pennsylvania
November 26, 2024

ITEM 9B.    OTHER INFORMATION
During the three months ended September 30, 2024, none of our directors or officers (as defined in Rule 16a-1(f) of the Exchange Act) adopted, modified or terminated any contract, instruction, or written plan for the purchase or sale of our securities that was intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) of the Exchange Act or any non-Rule 10b5-1 trading arrangement (as defined in Item 408(c) of Regulation S-K).
ITEM 9C.    DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS
Not applicable.
PART III

ITEM 10.    DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE
Information appearing in our Notice of Annual Meeting of Stockholders and Proxy Statement for the 2025 Annual Meeting of Stockholders (the "2025 Proxy Statement"), including information appearing under "Proxy Statement Summary," "Board and Governance Matters," "Delinquent Section 16(a) Reports," and "Audit Committee Matters" is incorporated herein by reference. We will file the 2025 Proxy Statement with the Securities and Exchange Commission pursuant to Regulation 14A within 120 days after the close of the fiscal year.
Information with respect to Executive Officers of the Company appears in Part I of this report.
We adopted a Code of Ethics for Designated Senior Officers that applies to our Chief Executive Officer, Chief Financial Officer, and Chief Accounting Officer. A copy of this Code of Ethics is posted on our Internet website, which is investor.cencora.com. Any amendment to, or waiver from, any provision of this Code of Ethics will be posted on our Internet website. The Company has adopted a policy statement regarding securities transactions (the "Trading Policy") that applies to all officers, directors, employees, consultants, and contractors of the Company and its subsidiaries, as well as the Company itself. The Company believes that the Trading Policy is reasonably designed to promote compliance with insider trading laws, rules and regulations with respect to the purchase, sale and/or other dispositions of the Company's securities, as well as the applicable rules and regulations of the New York Stock Exchange. A copy of the Trading Policy is filed as Exhibit 19 to this Annual Report on Form 10-K.
ITEM 11.    EXECUTIVE COMPENSATION
Information contained in the 2025 Proxy Statement, including information appearing under "Board and Governance Matters," "Director Compensation," and "Executive Compensation" in the 2025 Proxy Statement, is incorporated herein by reference.
ITEM 12.    SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS
Information contained in the 2025 Proxy Statement, including information appearing under "Stock Ownership Information" in the 2025 Proxy Statement, is incorporated herein by reference.
ITEM 13.    CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE
Information contained in the 2025 Proxy Statement, including information appearing under "Board and Governance Matters" and "Related Persons Transactions" in the 2025 Proxy Statement, is incorporated herein by reference.
ITEM 14.    PRINCIPAL ACCOUNTANT FEES AND SERVICES
Information contained in the 2025 Proxy Statement, including information appearing under "Audit Committee Matters" in the 2025 Proxy Statement, is incorporated herein by reference.

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

3.1
Amended and Restated Certificate of Incorporation of the Registrant, effective March 14, 2024 (incorporated by reference to Exhibit 3.1 to the Registrant's Current Report on Form 8-K filed on March 15, 2024).

3.2	Amended and Restated Bylaws of the Registrant, effective August 13, 2024 (incorporated by reference to Exhibit 3.1 to the Registrant's Current Report on Form 8-K filed on August 16, 2024).
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

4.3
Form of 3.250% Senior Notes due 2025 (incorporated by reference to Exhibit A to Fifth Supplemental Indenture, dated as of February 20, 2015 between the Registrant and U.S. Bank National Association, as trustee, related to the Registrant's 3.250% Senior Notes due 2025, which is filed as Exhibit 4.1 to the Registrant's Current Report on Form 8-K filed on February 20, 2015).

4.4
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

4.7
Form of 3.450% Senior Notes due 2027 (incorporated by reference to Exhibit A to Seventh Supplemental Indenture, dated as of December 4, 2017 between the Registrant and U.S. Bank National Association, as trustee, related to the Registrant's 3.450% Senior Notes due 2027, which is filed as Exhibit 4.1 to the Registrant's Current Report on Form 8-K filed on December 5, 2017).

4.8
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

4.11
Form of 2.800% Senior Notes due 2030 (incorporated by reference to Exhibit A to Ninth Supplemental Indenture, dated as of May 19, 2020 between the Registrant and U.S. Bank National Association, as trustee, related to the Registrant's 2.800% Senior Notes due 2030, which is filed as Exhibit 4.1 to the Registrant's Current Report on Form 8-K filed on May 19, 2020).

4.12
Eleventh Supplemental Indenture, dated March 30, 2021, by and between the Registrant and U.S. Bank National Association (including Form of 2.700% Senior Note due 2031) (incorporated by reference to Exhibit 4.2 to the Registrant's Current Report on Form 8-K filed on April 1, 2021).

4.13
Form of 2.700% Senior Note due 2031 (incorporated by reference to Exhibit A to Eleventh Supplemental Indenture, dated March 30, 2021, by and between the Registrant and U.S. Bank National Association, as trustee, related to the Registrant's 2.700% Senior Notes Due 2031, which is filed as Exhibit 4.2 to the Registrant's Current Report on Form 8-K filed on April 1, 2021).

4.14
Twelfth Supplemental Indenture, dated February 7, 2024, by and between Cencora, Inc. and U.S. Bank Trust Company, National Association (including Form of 5.125% Senior Notes due 2034) (incorporated by reference to Exhibit 4.1 to the Registrant's Current Report on Form 8-K filed on February 7, 2024).

4.15
Form of 5.125% Senior Notes due 2034 (incorporated by reference to Exhibit A to Twelfth Supplemental Indenture, dated February 7, 2024, by and between Cencora, Inc. and U.S. Bank Trust Company, National Association, as trustee, related to the Registrant's 5.125% Senior Notes due 2034, which is filed as Exhibit 4.1 to the Registrant's Current Report on Form 8-K filed on February 7, 2024).

Exhibit Number	Description
4.16	Description of the Registrant's Securities.
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

10.4
Amendment No. 2 to the Amended and Restated Shareholders Agreement, dated as of August 16, 2024, by and between Cencora, Inc. and Walgreens Boots Alliance, Inc.(incorporated by reference to Exhibit 10.2 to the Registrant's Current Report on Form 8-K filed on August 16, 2024).

‡10.5
Cencora, Inc. Deferred Compensation Plan, effective January 1, 2024 (incorporated by reference to Exhibit 10.3 to the Registrant's Quarterly Report on Form 10-Q for the fiscal quarter ended December 31, 2023).

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

‡10.18
Form of 2021 Performance Share Award Agreement to Employee under the AmerisourceBergen Corporation Omnibus Incentive Plan (incorporated by reference to Exhibit 10.1 to the Registrant's Quarterly Report on Form 10-Q for the fiscal quarter ended December 31, 2021).

‡10.19
Form of Restricted Stock Unit Award Agreement to Non-Employee Director under the AmerisourceBergen Corporation 2022 Omnibus Incentive Plan (incorporated by reference to Exhibit 10.1 to the Registrant's Quarterly Report on Form 10-Q for the fiscal quarter ended June 30, 2022).

‡10.20	AmerisourceBergen Corporation Financial Recoupment Policy (incorporated by reference to Exhibit 10.10 to the Registrant’s Quarterly Report on Form 10-Q for the fiscal quarter ended December 31, 2018).
‡10.21
Form of Restricted Stock Unit Award Agreement to Employee under the AmerisourceBergen Corporation 2022 Omnibus Incentive Plan (incorporated by reference to Exhibit 10.23 to the Registrant's Annual Report on Form 10-K for the fiscal year ended September 30, 2022).

Exhibit Number	Description
‡10.22
Form of Performance Share Award Unit Award Agreement to Employee under the AmerisourceBergen Corporation 2022 Omnibus Incentive Plan (incorporated by reference to Exhibit 10.24 to the Registrant's Annual Report on Form 10-K for the fiscal year ended September 30, 2022).

‡10.23
Amended and Restated Employment Agreement, dated as of January 11, 2019, between the Company and Steven H. Collis (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed on January 11, 2019).

‡10.24	Form of Employment Agreement applicable to executive officers (incorporated by reference to Exhibit 10.3 to the Registrant’s Current Report on Form 8-K filed on January 11, 2019).
‡10.25
Amended and Restated Employment Agreement, dated as of March 12, 2024, between the Company and Robert P. Mauch (incorporated by reference to Exhibit 10.1 to the Registrant's Current Report on Form 8-K/A filed on March 15, 2024).

‡10.26
Employment, Transition, and Release Agreement, dated as of March 12, 2024, between the Company and Steven H. Collis (incorporated by reference to Exhibit 10.2 to the Registrant's Current Report on Form 8-K/A filed on March 15, 2024).

‡10.27
Form of Restricted Stock Unit Award to Executive (2024) under the Registrant's 2022 Omnibus Incentive Plan (incorporated by reference to Exhibit 10.4 to the Registrant's Quarterly Report on Form 10-Q for the fiscal quarter ended March 31, 2024).

‡10.28	Form of 2024 Employment Agreement applicable to Executive Officers (incorporated by reference to Exhibit 10.3 to the Registrant's Current Report on Form 8-K filed on August 16, 2024).
‡10.29	Form of Indemnification Agreement (incorporated by reference to Exhibit 10.1 to the Registrant's Current Report on Form 8-K filed on August 16, 2024).
10.30
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
10.38
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

10.39
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

10.40
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

10.41
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

10.42
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

10.43
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

10.44
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

10.45
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

10.46
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

10.47
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

10.48
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

10.49
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

10.50
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

Exhibit Number	Description
10.51
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

10.52
Twenty-First Amendment to Amended and Restated Receivables Purchase Agreement, dated as of October 9, 2024, among Amerisource Receivables Financial Corporation, as seller, AmerisourceBergen Drug Corporation, as servicer, the Purchaser Agents and Purchasers party thereto, and MUFG Bank, Ltd., as administrator (incorporated by reference to Exhibit 10.2 to the Registrant's Current Report on Form 8-K filed on October 15, 2024).

10.53
Second Amended and Restated Performance Undertaking Agreement, dated as of October 16, 2020, executed by AmerisourceBergen Corporation, as performance guarantor (incorporated by reference to Exhibit 10.3 to the Registrant's Current Report on Form 8-K filed on October 19, 2020).

10.54
Amended and Restated Credit Agreement, dated as of October 6, 2023, among Cencora, Inc., the borrowing subsidiaries party thereto, the lenders party thereto, and JPMorgan Chase Bank, N.A., as Administrative Agent (incorporated by reference to Exhibit 10.1 to the Registrant's Current Report on Form 8-K filed on October 10, 2023).

10.55
Amended and Restated Credit Agreement, dated as of October 9, 2024, among Cencora, Inc., the borrowing subsidiaries party thereto, the lenders party thereto, and JPMorgan Chase Bank, N.A., as Administrative Agent (incorporated by reference to Exhibit 10.1 to the Registrant's Current Report on Form 8-K filed on October 15, 2024).

10.56
Distributor Settlement Agreement, dated as of March 25, 2022, between and among the Settling States, the Settling Distributors, and the Participating Subdivisions (as defined therein) (incorporated by reference to Exhibit 10.1 to the Registrant's Current Report on Form 8-K/A filed on May 3, 2022).

10.57
Share Repurchase Agreement, dated as of November 9, 2023, by and between Cencora, Inc. and Walgreens Boots Alliance Holdings LLC (incorporated by reference to Exhibit 10.1 to the Registrant's Current Report on Form 8-K filed on November 14, 2023).

10.58
Share Repurchase Agreement, dated as of February 7, 2024, by and between Cencora, Inc. and Walgreens Boots Alliance Holdings LLC (incorporated by reference to Exhibit 10.1 to the Registrant's Current Report on Form 8-K filed on February 9, 2024).

10.59
Share Repurchase Agreement, dated as of May 22, 2024, by and between Cencora, Inc. and Walgreens Boots Alliance Holdings LLC (incorporated by reference to Exhibit 10.1 to the Registrant's Current Report on Form 8-K filed on May 24, 2024).

10.60
Share Repurchase Agreement, dated as of August 1, 2024, by and between Cencora, Inc. and Walgreens Boots Alliance Holdings LLC (incorporated by reference to Exhibit 10.1 to the Registrant's Current Report on Form 8-K filed on August 5, 2024).

19	Insider Trading Policy
21	Subsidiaries of the Registrant.
23	Consent of Ernst & Young LLP, Independent Registered Public Accounting Firm.
31.1	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer.
31.2	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer.
32	Section 1350 Certifications of the Chief Executive Officer and Chief Financial Officer.
97	Dodd-Frank Compensation Recoupment Policy (incorporated by reference to Exhibit 97 to the Registrant's Annual Report on Form 10-K filed on November 21, 2023).
101	Financial statements from the Annual Report on Form 10-K of Cencora, Inc. for the fiscal year ended September 30, 2024, formatted in Inline Extensible Business Reporting Language (iXBRL): (i) the Consolidated Balance Sheets, (ii) the Consolidated Statements of Operations, (iii) the Consolidated Statements of Comprehensive Income, (iv) the Consolidated Statements of Changes in Stockholders' Equity, (v) the Consolidated Statements of Cash Flows, and (vi) the Notes to Consolidated Financial Statements.
104	Cover Page Interactive Data File (formatted as inline XBRL and contained in Exhibit 101).
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

CENCORA, INC.

Date: November 26, 2024	By:	/s/ ROBERT P. MAUCH
Robert P. Mauch
President, Chief Executive Officer, and Director

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below as of November 26, 2024 by the following persons on behalf of the Registrant and in the capacities indicated.

Signature	Title

/s/ ROBERT P. MAUCH	President, Chief Executive Officer, and Director
Robert P. Mauch	(Principal Executive Officer)

/s/ JAMES F. CLEARY	Executive Vice President and Chief Financial Officer
James F. Cleary	(Principal Financial Officer)

/s/ LAZARUS KRIKORIAN	Senior Vice President and Chief Accounting Officer
Lazarus Krikorian	(Principal Accounting Officer)

/s/ STEVEN H. COLLIS	Executive Chairman of the Board
Steven H. Collis

/s/ ORNELLA BARRA	Director
Ornella Barra

/s/ WERNER BAUMANN	Director
Werner Baumann

/s/ FRANK CLYBURN	Director
Frank Clyburn

/s/ D. MARK DURCAN	Lead Independent Director
D. Mark Durcan

/s/ RICHARD W. GOCHNAUER	Director
Richard W. Gochnauer

/s/ LON R. GREENBERG	Director
Lon R. Greenberg

/s/ KATHLEEN W. HYLE	Director
Kathleen W. Hyle

Signature	Title

/s/ LORENCE H. KIM, M.D.	Director
Lorence H. Kim, M.D.

/s/ REDONDA MILLER, M.D.	Director
Redonda Miller, M.D.

/s/ DENNIS M. NALLY	Director
Dennis M. Nally

/s/ LAUREN M. TYLER	Director
Lauren M. Tyler

CENCORA, INC. AND SUBSIDIARIES
SCHEDULE II — VALUATION AND QUALIFYING ACCOUNTS

(In thousands)	Balance at Beginning of Period	Charged to Costs and Expenses (1)	Deductions (2)	Balance at End of Period
Year Ended September 30, 2024
Allowances for returns and credit losses	$1,433,396	$4,488,174	$(4,613,552)	$1,308,018

Year Ended September 30, 2023
Allowances for returns and credit losses	$1,626,729	$4,846,067	$(5,039,400)	$1,433,396

Year Ended September 30, 2022
Allowances for returns and credit losses	$1,356,684	$5,124,081	$(4,854,036)	$1,626,729
__________________________________________________________

(1)Represents the provision for returns and credit losses.
(2)Represents reductions to the returns allowance and accounts receivable written off during year, net of recoveries.