Form 10-Q
period 2024-12-31
Cencora, Inc.
filed 2025-02-05
CIK 1140859

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE QUARTERLY PERIOD ENDED December 31, 2024
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

The number of shares of common stock of Cencora, Inc. outstanding as of January 31, 2025 was 193,917,082.

CENCORA, INC.

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS
This Quarterly Report on Form 10-Q contains “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended (the "Securities Exchange Act"). These forward-looking statements may include, without limitation, statements regarding our financial position, business strategy and the plans and objectives of management for our future operations; future liabilities and other obligations; anticipated trends and prospects in the industries in which our business operates; new products, services and related strategies; and capital allocation, including share repurchases and dividends. These statements may constitute projections, forecasts and forward-looking statements, and are not guarantees of performance. Such statements can be identified by the fact that they do not relate strictly to historical or current facts. When used in this Quarterly Report on Form 10-Q, words such as "aim," "anticipate," "believe," "can," "continue," "could," "estimate," "expect," "intend," "may," "might," "on track," "opportunity," "plan," "possible," "potential," "predict," "project," "seek," "should," "strive," "sustain," "synergy," "target," "will," "would" and similar expressions are intended to identify forward-looking statements, but the absence of these words does not mean that a statement is not forward-looking.
These forward-looking statements reflect management’s current views with respect to future events, subject to uncertainty and changes in circumstances, and are based on assumptions as of the date of this Quarterly Report on Form 10-Q. Although we believe that the assumptions underlying the forward-looking statements are reasonable, we can give no assurance that our expectations will be attained. Factors that could have a material adverse effect on our financial condition, liquidity, results of operations or future prospects or that could cause actual results, performance or achievements to differ materially from our expectations include, but are not limited to:
•our ability to respond to general macroeconomic conditions and geopolitical uncertainties, including financial market volatility and disruption, inflationary concerns, interest and currency exchange rates, changes as a result of the U.S. presidential election, and uncertain economic conditions in the United States and abroad;
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
•risks that acquisitions of or investments in businesses, including the acquisitions of Alliance Healthcare, PharmaLex, and Retina Consultants of America and the investment in OneOncology, fail to achieve expected or targeted future financial and operating performance and results;
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
•our ability to respond to changes or uncertainty in U.S. policies or the policies of other countries and regions in which we do business, including with respect to U.S. or international trade policies or tariffs, which can disrupt our global operations, as well as the operations of our customers and suppliers;
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

PART I. FINANCIAL INFORMATION
ITEM I. Financial Statements (Unaudited)
CENCORA, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

(in thousands, except share and per share data)	December 31, 2024	September 30, 2024
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$3,224,260	$3,132,648
Accounts receivable, less allowances for returns and credit losses: $1,326,940 as of December 31, 2024 and $1,308,018 as of September 30, 2024	24,545,724	23,871,815
Inventories	20,508,020	18,998,833
Right to recover assets	1,192,707	1,175,871
Prepaid expenses and other	515,923	538,646
Total current assets	49,986,634	47,717,813

Property and equipment, net	2,099,787	2,181,410
Goodwill	9,177,245	9,318,027
Other intangible assets	3,682,211	4,001,046
Deferred income taxes	219,417	246,348
Other assets	3,889,020	3,637,023

TOTAL ASSETS	$69,054,314	$67,101,667

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$49,910,853	$50,942,162
Accrued expenses and other	2,385,026	2,758,560
Short-term debt	2,213,226	576,331
Total current liabilities	54,509,105	54,277,053

Long-term debt	5,935,321	3,811,745
Accrued income taxes	303,433	291,796
Deferred income taxes	1,585,936	1,643,746
Accrued litigation liability	4,296,902	4,296,902
Other liabilities	2,061,715	1,993,683
Commitments and contingencies (Note 9)

Stockholders’ equity:
Common stock, $0.01 par value - authorized, issued, and outstanding: 600,000,000 shares, 297,094,138 shares, and 193,849,411 shares as of December 31, 2024, respectively, and 600,000,000 shares, 296,169,781 shares, and 194,943,968 shares as of September 30, 2024, respectively	2,971	2,962
Additional paid-in capital	6,106,291	6,030,790
Retained earnings	5,794,851	5,417,139
Accumulated other comprehensive loss	(1,399,624)	(989,118)
Treasury stock, at cost: 103,244,727 shares as of December 31, 2024 and 101,225,813 shares as of September 30, 2024	(10,277,909)	(9,815,835)
Total Cencora, Inc. stockholders' equity	226,580	645,938
Noncontrolling interests	135,322	140,804
Total stockholders' equity	361,902	786,742

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$69,054,314	$67,101,667
See notes to consolidated financial statements.

CENCORA, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Three months ended December 31,
(in thousands, except per share data)	2024	2023
Revenue	$81,487,060	$72,252,833
Cost of goods sold	78,929,022	69,784,021
Gross profit	2,558,038	2,468,812
Operating expenses:
Distribution, selling, and administrative	1,472,055	1,398,747
Depreciation	112,712	104,178
Amortization	165,780	166,425
Litigation and opioid-related expenses (credit), net	16,765	(78,917)
Acquisition-related deal and integration expenses	38,712	21,063
Restructuring and other expenses	45,760	34,441
Operating income	706,254	822,875
Other loss (income), net	57,874	(1,087)
Interest expense, net	27,933	40,564
Income before income taxes	620,447	783,398
Income tax expense	126,728	180,390
Net income	493,719	603,008
Net income attributable to noncontrolling interests	(5,119)	(1,508)
Net income attributable to Cencora, Inc.	$488,600	$601,500

Earnings per share:
Basic	$2.52	$3.01
Diluted	$2.50	$2.98

Weighted average common shares outstanding:
Basic	193,758	200,081
Diluted	195,188	201,837

Cash dividends declared per share of common stock	$0.550	$0.510

See notes to consolidated financial statements.

CENCORA, INC. AND SUBSIDIARIES
 CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited)

	Three months ended December 31,
(in thousands)	2024	2023
Net income	$493,719	$603,008
Other comprehensive (loss) income
Foreign currency translation adjustments	(424,551)	271,522
Other, net	3,613	(88)
Total other comprehensive (loss) income	(420,938)	271,434
Total comprehensive income	72,781	874,442
Comprehensive loss (income) attributable to noncontrolling interests	5,313	(6,820)
Comprehensive income attributable to Cencora, Inc.	$78,094	$867,622

See notes to consolidated financial statements.

CENCORA, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
(Unaudited)

(in thousands, except per share data)	Common Stock	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Treasury Stock	Noncontrolling Interest	Total
September 30, 2024	$2,962	$6,030,790	$5,417,139	$(989,118)	$(9,815,835)	$140,804	$786,742
Net income	—	—	488,600	—	—	5,119	493,719
Other comprehensive loss	—	—	—	(410,506)	—	(10,432)	(420,938)
Cash dividends, $0.55 per share	—	—	(110,888)	—	—	—	(110,888)
Exercises of stock options	1	8,107	—	—	—	—	8,108
Share-based compensation expense	—	70,384	—	—	—	—	70,384
Purchases of common stock	—	—	—	—	(388,111)	—	(388,111)
Employee tax withholdings related to restricted share vesting	—	—	—	—	(73,963)	—	(73,963)
Other, net	8	(2,990)	—	—	—	(169)	(3,151)
December 31, 2024	$2,971	$6,106,291	$5,794,851	$(1,399,624)	$(10,277,909)	$135,322	$361,902

(in thousands, except per share data)	Common Stock	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Treasury Stock	Noncontrolling Interest	Total
September 30, 2023	$2,948	$5,844,578	$4,324,187	$(1,402,607)	$(8,247,103)	$144,284	$666,287
Net income	—	—	601,500	—	—	1,508	603,008
Other comprehensive income	—	—	—	266,122	—	5,312	271,434
Cash dividends, $0.51 per share	—	—	(105,690)	—	—	—	(105,690)
Exercises of stock options	1	10,925	—	—	—	—	10,926
Share-based compensation expense	—	63,076	—	—	—	—	63,076
Purchases of common stock	—	—	—	—	(388,473)	—	(388,473)
Employee tax withholdings related to restricted share vesting	—	—	—	—	(56,248)	—	(56,248)
Other, net	8	(1,521)	—	—	—	(1,551)	(3,064)
December 31, 2023	$2,957	$5,917,058	$4,819,997	$(1,136,485)	$(8,691,824)	$149,553	$1,061,256

See notes to consolidated financial statements.

CENCORA, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Three months ended December 31,
(in thousands)	2024	2023
OPERATING ACTIVITIES
Net income	$493,719	$603,008
Adjustments to reconcile net income to net cash (used in) provided by operating activities:
Depreciation, including amounts charged to cost of goods sold	113,629	110,109
Amortization, including amounts charged to interest expense	167,843	168,336
Provision for credit losses	3,871	15,798
(Benefit) provision for deferred income taxes	(5,077)	3,430
Share-based compensation expense	70,384	63,076
LIFO credit	(7,324)	(48,445)
Turkey highly inflationary impact	7,666	16,919
Loss on divestiture of businesses	35,539	—
(Gain) loss on remeasurement of equity investment	(3,480)	10,201
Other, net	7,047	(2,910)
Changes in operating assets and liabilities, excluding the effects of acquisitions and divestitures:
Accounts receivable	(974,256)	(504,086)
Inventories	(1,655,165)	(1,095,530)
Prepaid expenses and other assets	70,310	71,825
Accounts payable	(654,165)	1,765,103
Accrued expenses	(338,130)	(238,967)
Income taxes payable and other liabilities	(51,193)	39,464
Long-term accrued litigation liability	—	(92,174)
NET CASH (USED IN) PROVIDED BY OPERATING ACTIVITIES	(2,718,782)	885,157
INVESTING ACTIVITIES
Capital expenditures	(105,893)	(74,217)
Cost of acquired companies, net of cash acquired	(9,015)	—
Cost of equity investments	(182,014)	(5,563)
Non-customer note receivable	(34,814)	—
Other, net	(11,303)	13,980
NET CASH USED IN INVESTING ACTIVITIES	(343,039)	(65,800)
FINANCING ACTIVITIES
Senior notes and loan borrowings	1,806,028	90,068
Loan repayments	(44,950)	(83,638)
Borrowings under revolving and securitization credit facilities	15,454,257	11,171,677
Repayments under revolving and securitization credit facilities	(13,427,095)	(11,188,576)
Purchases of common stock	(385,471)	(385,533)
Exercises of stock options	8,108	10,926
Cash dividends on common stock	(110,888)	(105,690)
Employee tax withholdings related to restricted share vesting	(73,963)	(56,248)
Other, net	(16,876)	(4,655)
NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES	3,209,150	(551,669)
EFFECT OF EXCHANGE RATE CHANGES ON CASH, CASH EQUIVALENTS, AND RESTRICTED CASH	(50,235)	15,544
INCREASE IN CASH, CASH EQUIVALENTS, AND RESTRICTED CASH	97,094	283,232
Cash, cash equivalents, and restricted cash at beginning of period	3,297,880	2,752,889
CASH, CASH EQUIVALENTS, AND RESTRICTED CASH AT END OF PERIOD	$3,394,974	$3,036,121

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
The accompanying unaudited consolidated financial statements have been prepared in conformity with U.S. generally accepted accounting principles ("GAAP") for interim financial information and in accordance with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. In the opinion of management, all adjustments (consisting only of normal recurring accruals, except as otherwise disclosed herein) considered necessary to present fairly the financial position as of December 31, 2024 and the results of operations and cash flows for the interim periods ended December 31, 2024 and 2023 have been included. Certain information and disclosures normally included in financial statements presented in accordance with U.S. GAAP, but which are not required for interim reporting purposes, have been omitted. The accompanying unaudited consolidated financial statements should be read in conjunction with the financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the fiscal year ended September 30, 2024.
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
The following represents a reconciliation of cash and cash equivalents in the Consolidated Balance Sheets to cash, cash equivalents, and restricted cash in the Consolidated Statements of Cash Flows:

(amounts in thousands)	December 31, 2024	September 30, 2024	December 31, 2023	September 30, 2023
	(unaudited)		(unaudited)
Cash and cash equivalents	$3,224,260	$3,132,648	$2,872,351	$2,592,051
Restricted cash (included in Prepaid Expenses and Other)	103,252	98,596	99,796	97,722
Restricted cash (included in Other Assets)	67,462	66,636	63,974	63,116
Cash, cash equivalents, and restricted cash	$3,394,974	$3,297,880	$3,036,121	$2,752,889
Recently Adopted Accounting Pronouncements
As of December 31, 2024, there were no recently-adopted accounting standards that had a material impact on the Company’s financial position, results of operations, cash flows, or notes to the financial statements upon their adoption.
Recently Issued Accounting Pronouncements Not Yet Adopted
In November 2023, the Financial Accounting Standards Board ("FASB") issued ASU No. 2023-07, "Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures ("ASU 2023-07")." ASU 2023-07 requires public entities to disclose significant segment expenses on an annual and interim basis and to provide in interim periods all disclosures about a reportable segment's profit or loss that are currently required annually. ASU 2023-07 is effective for annual periods beginning after December 15, 2023 and interim periods within fiscal years beginning after December 15, 2024. Early adoption is permitted. The guidance should be applied retrospectively to all periods presented in the financial statements. The Company is evaluating the impact of adopting this new accounting guidance.

In December 2023, the FASB issued ASU No. 2023-09, "Income Taxes (Topic 740): Improvements to Income Tax Disclosures ("ASU 2023-09")." ASU 2023-09 requires entities to provide additional information in their tax rate reconciliation and additional disclosures about income taxes paid by jurisdiction. ASU 2023-09 is effective for annual reporting periods beginning after December 15, 2024, with early adoption permitted. The guidance should be applied prospectively, but entities have the option to apply it retrospectively for each period presented. The Company is evaluating the impact of adopting this new accounting guidance.
In November 2024, the FASB issued ASU No. 2024-03, "Income Statement—Reporting Comprehensive Income—Expense Disaggregation Disclosures (Subtopic 220-40): Disaggregation of Income Statement Expenses ("ASU 2024-03")." ASU 2024-03 requires disaggregated disclosures about specific types of expenses included in the expense captions presented on the face of the income statement as well as disclosures about selling expenses. Expense captions should be disaggregated to include expenses related to purchases of inventory, employee compensation, depreciation, and intangible asset amortization. ASU 2024-03 applies to public entities and is effective for annual periods beginning after December 15, 2026 and interim periods within fiscal years beginning after December 15, 2027. Early adoption is permitted. The guidance should be applied prospectively with the option for retrospective application. The Company is evaluating the impact of adopting this new accounting guidance.
Note 2. Variable Interest Entity
The Company has substantial governance rights over Profarma Distribuidora de Produtos Farmacêuticos S.A. ("Profarma") that allow it to direct the activities that significantly impact Profarma’s economic performance. As such, the Company consolidates the operating results of Profarma in its consolidated financial statements. The Company is not obligated to provide future financial support to Profarma.
The following assets and liabilities of Profarma are included in the Company's Consolidated Balance Sheets:

(in thousands)	December 31, 2024	September 30, 2024
Cash and cash equivalents	$19,831	$58,082
Accounts receivables, net	250,498	236,930
Inventories	249,602	259,299
Prepaid expenses and other	55,753	68,612
Property and equipment, net	47,547	49,869
Other intangible assets	57,052	58,116
Other long-term assets	79,601	83,765
Total assets	$759,884	$814,673

Accounts payable	$330,265	$307,201
Accrued expenses and other	51,139	56,597
Short-term debt	36,125	76,308
Long-term debt	77,027	91,246
Deferred income taxes	20,498	19,227
Other long-term liabilities	57,850	61,690
Total liabilities	$572,904	$612,269
Profarma's assets can only be used to settle its obligations, and its creditors do not have recourse to the general credit of the Company.
Note 3. Income Taxes
The Company files income tax returns in U.S. federal, state, and various foreign jurisdictions. As of December 31, 2024, the Company had unrecognized tax benefits, defined as the aggregate tax effect of differences between tax return positions and the benefits recognized in the Company’s financial statements, of $553.2 million ($505.2 million, net of federal benefit). If recognized, $495.4 million of these tax benefits would have reduced income tax expense and the effective tax rate. Included in this amount is $47.4 million of interest and penalties, which the Company records in Income Tax Expense in its Consolidated Statements of Operations. In the three months ended December 31, 2024, unrecognized tax benefits increased by $8.3 million. Over the next 12 months, tax authority audit resolutions and the expiration of statutes of limitations could result in a reduction of unrecognized tax benefits by approximately $13.1 million.

The Company's effective tax rates were 20.4% and 23.0% for the three months ended December 31, 2024 and 2023, respectively. The effective tax rate for the three months ended December 31, 2024 was lower than the U.S. statutory rate primarily due to the benefit of income taxed at rates lower than the U.S. statutory rate and benefits associated with equity compensation, offset in part by U.S. state income taxes. The effective tax rate for the three months ended December 31, 2023 was higher than the U.S. statutory rate primarily due to U.S. state income taxes and discrete tax expense, offset in part by the benefit of income taxed at rates lower than the U.S. statutory rate and tax benefits associated with equity compensation.
Note 4. Goodwill and Other Intangible Assets
The following is a summary of the changes in the carrying value of goodwill, by reportable segment, for the three months ended December 31, 2024:

(in thousands)	U. S. Healthcare Solutions	International Healthcare Solutions	Total
Goodwill as of September 30, 2024	$6,285,165	$3,032,862	$9,318,027
Goodwill recognized in connection with acquisition	—	6,141	6,141
Foreign currency translation	(2,424)	(144,499)	(146,923)
Goodwill as of December 31, 2024	$6,282,741	$2,894,504	$9,177,245
The following is a summary of other intangible assets:

	December 31, 2024				September 30, 2024
(in thousands)	Weighted Average Remaining Useful Life	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Indefinite-lived trade names		$17,000	$—	$17,000	$17,000	$—	$17,000
Finite-lived:
Customer relationships	13 years	4,910,011	(1,576,349)	3,333,662	5,090,864	(1,536,081)	3,554,783
Trade names and other	5 years	1,239,578	(908,029)	331,549	1,259,954	(830,691)	429,263
Total other intangible assets		$6,166,589	$(2,484,378)	$3,682,211	$6,367,818	$(2,366,772)	$4,001,046
Amortization expense for finite-lived intangible assets was $165.8 million and $166.4 million in the three months ended December 31, 2024 and 2023, respectively. Amortization expense for finite-lived intangible assets is estimated to be $537.0 million in fiscal 2025, $361.9 million in fiscal 2026, $303.8 million in fiscal 2027, $292.0 million in fiscal 2028, $280.4 million in fiscal 2029, and $2,055.9 million thereafter.

Note 5. Debt
Debt consisted of the following:

(in thousands)	December 31, 2024	September 30, 2024
Multi-currency revolving credit facility due in 2029	$1,665,900	$—
Receivables securitization facility due in 2027	350,000	—
Term loan facility due in 2027	—	—
364-day revolving credit facility due in 2025	—	—
Money market facility due in 2027	—	—
$500,000, 3.250% senior notes due 2025	499,909	499,738
$750,000, 3.450% senior notes due 2027	747,519	747,308
$500,000, 4.625% senior notes due 2027	496,391	—
$600,000, 4.850% senior notes due 2029	595,997	—
$500,000, 2.800% senior notes due 2030	496,716	496,564
$1,000,000, 2.700% senior notes due 2031	992,998	992,718
$500,000, 5.125% senior notes due 2034	494,662	494,514
$700,000, 5.150% senior notes due 2035	694,492	—
$500,000, 4.250% senior notes due 2045	495,629	495,574
$500,000, 4.300% senior notes due 2047	493,888	493,821
Alliance Healthcare debt	11,293	286
Nonrecourse debt	113,153	167,553
Total debt	8,148,547	4,388,076
Less current portion of senior notes	499,909	499,738
Less borrowings outstanding under multi-currency revolving credit facility	1,665,900	—
Less Alliance Healthcare current portion	11,293	286
Less nonrecourse current portion	36,124	76,307
Long-term debt	$5,935,321	$3,811,745
Multi-Currency Revolving Credit Facility and Commercial Paper Program
    The Company has a $2.4 billion multi-currency senior unsecured revolving credit facility ("Multi-Currency Revolving Credit Facility") with a syndicate of lenders, which is scheduled to expire in October 2029. Interest on borrowings under the Multi-Currency Revolving Credit Facility accrues at specified rates based upon the Company’s debt rating. The Company pays facility fees to maintain the availability under the Multi-Currency Revolving Credit Facility at specified rates based on its debt rating. The Company may choose to repay or reduce its commitments under the Multi-Currency Revolving Credit Facility at any time. The Multi-Currency Revolving Credit Facility contains covenants, including compliance with a financial leverage ratio test, as well as others that impose limitations on, among other things, indebtedness of subsidiaries and asset sales, with which the Company was compliant as of December 31, 2024.
    The Company has a commercial paper program whereby it may, from time to time, issue short-term promissory notes in an aggregate amount of up to $2.4 billion at any one time. Amounts available under the program may be borrowed, repaid, and re-borrowed from time to time. The maturities on the notes will vary but may not exceed 365 days from the date of issuance. The notes will bear interest, if interest bearing, or will be sold at a discount from their face amounts. The commercial paper program does not increase the Company’s borrowing capacity as it is fully backed by the Company’s Multi-Currency Revolving Credit Facility. There were $1,665.9 million of borrowings outstanding under the commercial paper program as of December 31, 2024 and none outstanding as of September 30, 2024.
Receivables Securitization Facility
The Company has a $1,450 million receivables securitization facility ("Receivables Securitization Facility"), which is scheduled to expire in October 2027. The Company has available to it an accordion feature whereby the commitment on the Receivables Securitization Facility may be increased by up to $250 million, subject to lender approval, for seasonal needs during the December and March quarters. Interest rates are based on prevailing market rates for short-term commercial paper or 30-day Term SOFR, plus a program fee. The Company pays a customary unused fee at prevailing market rates, monthly, to maintain the availability under the Receivables Securitization Facility. The Receivables Securitization Facility contains similar covenants to the Multi-Currency Revolving Credit Facility, with which the Company was compliant as of December 31, 2024. There were $350 million of borrowings outstanding under the Receivables Securitization Facility as of December 31, 2024 and none outstanding as of September 30, 2024.
Term Loan Facility
In November 2024, the Company entered into an agreement pursuant to which it obtained a $1.5 billion senior unsecured term facility (“Term Loan Facility”). The Term Loan Facility became available to the Company and was drawn on January 2, 2025 to finance a portion of the acquisition of Retina Consultants of America ("RCA") (see Note 13). The Term Loan Facility matures in three years. The Term Loan Facility bears interest at a rate equal to either an adjusted SOFR plus an applicable margin or an alternate base rate plus an applicable margin. The margins are based on the Company's public debt ratings. The Term Loan Facility contains similar covenants to the Multi-Currency Revolving Credit Facility. The Company has the right to prepay the borrowings under the Term Loan Facility at any time, in whole or in part and without premium or penalty.
364-Day Revolving Credit Facility
In November 2024, the Company entered into an agreement pursuant to which it obtained a $1.0 billion senior unsecured revolving credit facility (the "364-Day Revolving Credit Facility") with a syndicate of lenders, which is scheduled to expire 364 days after the January 2, 2025 closing of the RCA acquisition, the date on which borrowings under this facility became available to the Company. Interest on borrowings under the 364-Day Revolving Credit Facility will accrue at a rate equal to either an adjusted SOFR plus an applicable margin or an alternate base rate plus an applicable margin, in each case based on the Company’s public debt ratings. The Company may choose to reduce its commitment under the 364-Revolving Credit Facility at any time. The Company also has the right to prepay borrowings under the 364-Revolving Credit Facility at any time, in whole or in part and without premium or penalty, provided that the amount of any such prepayment meets certain minimum thresholds.
Money Market Facility
    The Company has an uncommitted, unsecured line of credit available to it pursuant to a money market credit agreement (the "Money Market Facility"). The Money Market Facility provides the Company with the ability to request short-term, unsecured revolving credit loans from time to time in a principal amount not to exceed $100 million. On February 3, 2025, the Company entered into an amendment to the Money Market Facility pursuant to which it may request short-term unsecured revolving credit loans in a principal amount not to exceed $750 million until June 30, 2025, after which date the facility limit will revert to $100 million. The Money Market Facility may be decreased or terminated by the bank or the Company at any time without prior notice.
Senior Notes
In December 2024, the Company issued $500 million of 4.625% senior notes due in December 2027 (the "2027 Notes"), $600 million of 4.850% senior notes due in December 2029 (the "2029 Notes"), and $700 million of 5.150% senior notes due in February 2035 (the "2035 Notes"). The 2027 Notes were sold at 99.815% of the principal amount with an effective yield of 4.634%. The 2029 Notes were sold at 99.968% of the principal amount with an effective yield of 4.852%. The 2035 Notes were sold at 99.945% of the principal amount with an effective yield of 5.153%. Interest on the 2027 Notes and the 2029 Notes is payable semi-annually in arrears on June 15 and December 15 beginning on June 15, 2025. Interest on the 2035 Notes is payable semi-annually in arrears on February 15 and August 15 beginning on February 15, 2025. The Company used the proceeds from the 2027 Notes, the 2029 Notes, and the 2035 Notes to finance a portion of the acquisition of RCA.
The senior notes discussed above and also illustrated in the above debt table are collectively referred to as the "Notes." Interest on the Notes is payable semiannually in arrears. Most of the Notes were sold at small discounts to the principal amounts and, therefore, have effective yields that are greater than the stated interest rates in the table above. Costs incurred in connection with the issuance of the Notes were deferred and are being amortized over the terms of the Notes. The indentures governing the Notes contain restrictions and covenants, which include limitations on additional indebtedness; distributions to stockholders; the repurchase of stock and the making of other restricted payments; issuance of preferred stock; creation of certain liens; transactions with subsidiaries and other affiliates; and certain corporate acts such as mergers, consolidations, and the sale of substantially all assets. An additional covenant requires compliance with a financial leverage ratio test. The Company was compliant with all covenants as of December 31, 2024.

Alliance Healthcare Debt
Alliance Healthcare debt is comprised of uncommitted revolving credit facilities in various currencies with various rates. These facilities are used to fund its working capital needs.
Nonrecourse Debt
Nonrecourse debt is comprised of short-term and long-term debt belonging to the Brazil subsidiaries and is repaid solely from the Brazil subsidiary's cash flows, and such debt agreements provide that the repayment of the loans (and interest thereon) is secured solely by the capital stock, physical assets, contracts, and cash flows of the Brazil subsidiaries.
Note 6. Stockholders’ Equity and Earnings per Share
In March 2024, the Company's Board of Directors authorized a share repurchase program allowing the Company to purchase up to $2.0 billion of its outstanding shares of common stock, subject to market conditions. In the three months ended December 31, 2024, the Company purchased 1.7 million shares of its common stock for a total of $385.4 million. As of December 31, 2024, the Company had $932.2 million of availability under this program.
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
    The following illustrates the components of diluted weighted average shares outstanding for the periods indicated:

	Three months ended December 31,
(in thousands)	2024	2023
Weighted average common shares outstanding - basic	193,758	200,081
Dilutive effect of restricted stock units and stock options	1,430	1,756
Weighted average common shares outstanding - diluted	195,188	201,837
The potentially dilutive restricted stock units that were antidilutive for the three months ended December 31, 2024 and 2023 were 272 thousand and 320 thousand, respectively.
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
Revenue from the various agreements and arrangements with WBA was $20.8 billion and $18.1 billion in the three months ended December 31, 2024 and 2023, respectively. The Company’s receivable from WBA, net of incentives, was $8.3 billion and $9.0 billion as of December 31, 2024 and September 30, 2024, respectively.

Note 8. Restructuring and Other Expenses
    The following illustrates expenses incurred by the Company relating to Restructuring and Other Expenses for the periods indicated:

	Three months ended December 31,
(in thousands)	2024	2023
Restructuring and employee severance costs	$19,555	$11,294
Business transformation efforts	25,074	24,722
Other, net	1,131	(1,575)
Total restructuring and other expenses	$45,760	$34,441
Restructuring and employee severance costs in the three months ended December 31, 2024 primarily included workforce reductions in both of the Company's reportable segments. Restructuring and employee severance costs in the three months ended December 31, 2023 primarily included expenses incurred related to facility closures in connection with the Company's office optimization plan and workforce reductions in both of its reportable segments.
Business transformation efforts in the three months ended December 31, 2024 and 2023 included rebranding costs associated with the Company's name change to Cencora and non-recurring expenses related to significant strategic initiatives to improve operational efficiency, including certain technology initiatives. The majority of these costs related to services provided by third-party consultants.
Note 9. Legal Matters and Contingencies
In the ordinary course of its business, the Company becomes involved in lawsuits, administrative proceedings, government subpoenas, government investigations, stockholder demands, and other disputes, including antitrust, commercial, data privacy and security, employment discrimination, intellectual property, product liability, regulatory, and other matters. Significant damages or penalties may be sought from the Company in some matters, and some matters may require years for the Company to resolve. The Company records a reserve for these matters when it is both probable that a liability has been incurred and the amount of the loss can be reasonably estimated.
For those matters for which the Company has not recognized a liability, the Company cannot predict the outcome of their impact on the Company as uncertainty remains, including with regard to whether such matters will proceed to trial, whether settlements will be reached, and the amount and terms of any such settlements. Outcomes may include settlements in significant amounts that are not currently estimable, limitations on the Company's conduct, the imposition of corporate integrity agreement obligations, consent decrees, and/or other civil and criminal penalties. From time to time, the Company is also involved in disputes with its customers, which the Company generally seeks to resolve through commercial negotiations. If negotiations are unsuccessful, the parties may litigate the dispute or otherwise attempt to settle the matter.
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
On July 21, 2021, the Company announced that it and the two other national pharmaceutical distributors had negotiated a Distributor Settlement Agreement that, if all conditions were satisfied, would result in the resolution of a substantial majority of opioid lawsuits filed by state and local governmental entities. The Distributor Settlement Agreement became effective on April 2, 2022, and as of December 31, 2024, it included 48 of 49 eligible states (the "Settling States") as well as 99% by population of the eligible political subdivisions in the Settling States. The Distributor Settlement Agreement requires the Company to comply with certain requirements, including the establishment of a clearinghouse that will consolidate data from all three national pharmaceutical distributors. The States of Alabama and West Virginia and their subdivisions and Native American tribes are not a part of the Distributor Settlement Agreement, and the Company has reached separate agreements with those groups. In Maryland, a trial commenced on September 16, 2024 in a case filed by the Mayor and City Council of Baltimore. On November 12, 2024, the jury returned a verdict finding ABDC (and another national distributor) liable for public nuisance and assessing approximately $274 million total in compensatory damages, approximately $74 million of which was assessed against ABDC. A second phase of the trial began on December 11, 2024 related to the City of Baltimore's request for an abatement remedy and proceeded as a bench trial. The Court has not yet issued its ruling from the abatement phase. While the judgment is not yet final, the Company is evaluating next steps, including a possible appeal. The $74 million is a component of the Company's $4.8 billion litigation liability as of December 31, 2024 as described below.
The MDL Court selected four cases filed by third-party payors to serve as additional litigation bellwethers. On May 31, 2024, the MDL Court severed and stayed these four cases against the Company and the two other national pharmaceutical distributors, pursuant to ongoing settlement discussions to resolve litigation filed by a putative class of third-party payors. On August 29, 2024, the Company and two other national pharmaceutical distributors entered into a proposed class action settlement agreement to resolve the opioid-related claims of a proposed settlement class of third-party payors. Pursuant to the agreement, the Company recorded a $93.0 million litigation expense accrual in its fiscal 2024 Consolidated Statement of Operations. The MDL Court granted a motion for preliminary approval of the proposed class action settlement on September 3, 2024. Following a time period for submission of any objections or requests to be excluded from the settlement, the MDL granted final approval of the settlement during a fairness hearing held on January 13, 2025 and entered a final approval order on January 15, 2025.
On September 26, 2024, the Company and two other national pharmaceutical distributors entered into a proposed class action settlement agreement to resolve the opioid-related claims of a proposed settlement class of hospitals. The Company recorded a $120.9 million litigation expense accrual in its fiscal 2024 Consolidated Statement of Operations, representing the Company's expected share of the potential class action settlement. Pursuant to these settlement discussions, a case in Alabama that involved up to eight plaintiff hospitals, and that was scheduled to begin trial on July 8, 2024, has now been severed and stayed as to the Company. On October 30, 2024, the United States District Court for the District of New Mexico granted a motion for preliminary approval of the proposed class action settlement. Federal law imposes additional requirements before the class settlement can become final, including notice to class members, a time period for submission of any objections to the settlement or requests to be excluded from the settlement, and a fairness hearing, among other procedural steps, as described in the Court’s October 30, 2024 order. The deadline for objections or requests to be excluded from the settlement has now passed, and a fairness hearing is scheduled for March 4, 2025.
The Company’s accrued litigation liability related to the Distributor Settlement Agreement, including the State of Alabama and an estimate for non-participating government subdivisions (with whom the Company has not reached a settlement agreement), as well as other opioid-related litigation for which it has reached settlement agreements, as described above, was $4.8 billion as of December 31, 2024 and $4.9 billion as of September 30, 2024. The $4.8 billion liability will be paid over 14 years. The Company currently estimates that $509.3 million will be paid prior to December 31, 2025, which is recorded in Accrued Expenses and Other on the Company’s Consolidated Balance Sheet. The remaining long-term liability of $4.3 billion is recorded in Accrued Litigation Liability on the Company’s Consolidated Balance Sheet. While the Company has accrued its estimated liability for opioid litigation, it is unable to estimate the range of possible loss associated with the matters that are not included in the accrual. Because loss contingencies are inherently unpredictable and unfavorable developments or resolutions can occur, the assessment is highly subjective and requires judgments about future events. The Company regularly reviews opioid litigation matters to determine whether its accrual is adequate. The amount of ultimate loss may differ materially from the amount accrued to date. Until such time as otherwise resolved, the Company will continue to litigate and prepare for trial and to vigorously defend itself in all such matters. Since these matters are still developing, the Company is unable to predict the outcome, but the result of these lawsuits could include excessive monetary verdicts and/or injunctive relief that may affect the Company’s operations. Additional lawsuits regarding the distribution of prescription opioid pain medications have been filed and may continue to be filed by a variety of types of plaintiffs, including lawsuits filed by non-governmental or non-political entities and individuals, among others. The Company is vigorously defending itself in the pending lawsuits and intends to vigorously defend itself against any threatened lawsuits or enforcement proceedings.
Since July 2017, the Company has received subpoenas from several U.S. Attorney’s Offices, including grand jury subpoenas from the U.S. Attorney's Office for the District of New Jersey ("USAO-NJ") and the U.S. Attorney's Office for the Eastern District of New York ("USAO-EDNY"). Those subpoenas requested the production of a broad range of documents pertaining to the Company’s distribution of controlled substances through its various subsidiaries, including ABDC, and its diversion control programs. The Company produced documents in response to the subpoenas and engaged in discussions with the various U.S. Attorney’s Offices, including the Health Care and Government Fraud Unit of the Criminal Division of the USAO-NJ, the U.S. Department of Justice Consumer Protection Branch and the U.S. Drug Enforcement Administration, in an attempt to resolve these matters. On December 29, 2022, the Department of Justice filed a civil complaint (the "Complaint") against the Company, ABDC, and Integrated Commercialization Services, LLC ("ICS"), a subsidiary of the Company, alleging violations of the Controlled Substances Act. Specifically, the Complaint alleges that the Company negligently failed to report suspicious orders to the Drug Enforcement Administration. In the Complaint, the Department of Justice seeks civil penalties and injunctive relief. This Complaint relates to the aforementioned and previously-disclosed investigations. On March 30, 2023, the Company filed a motion to dismiss the Complaint in its entirety on behalf of itself, ABDC, and ICS. On November 6, 2023, the United States District Court for the Eastern District of Pennsylvania granted in part and denied in part the motion, dismissing with prejudice all claims for civil penalties for Defendants’ alleged violations of the suspicious order reporting requirement prior to October 24, 2018, but otherwise denying the motion. On December 18, 2023, the Company, ABDC and ICS filed an Answer and Affirmative Defenses to the Complaint. On January 23, 2024, the Court entered a Scheduling Order setting the fact discovery deadline as January 9, 2026 and the expert discovery deadline as September 18, 2026. The Company denies the allegations in the Complaint and intends to defend itself vigorously in the litigation.
Shareholder Securities Litigation
On December 30, 2021, Lebanon County Employees' Retirement Fund and Teamsters Local 443 Health Services & Insurance Plan filed a complaint for a purported derivative action in the Delaware Court of Chancery against the Company and certain of its current officers and directors. The complaint alleges claims for breach of fiduciary duty allegedly arising from the Board’s and certain officers' oversight of the Company’s controlled substance diversion control programs. The defendants moved to dismiss the complaint on March 29, 2022. On December 22, 2022, the Delaware Court of Chancery granted the motion to dismiss. On January 9, 2023, the Plaintiffs filed a Motion for Relief from Judgment and Order Pursuant to Rule 60(b) from the Delaware Chancery Court’s judgment. On January 20, 2023, the Plaintiffs also appealed the ruling to the Delaware Supreme Court. On March 21, 2023, the Delaware Court of Chancery denied the Plaintiffs' Motion for Relief from Judgement and Order Pursuant to Rule 60(b). On December 18, 2023, the Delaware Supreme Court reversed the dismissal and remanded the case to the Delaware Court of Chancery for further proceedings. On January 12, 2024, the Company's Board of Directors established a Special Litigation Committee ("SLC") and delegated to the SLC the Board's full authority with respect to the litigation. On March 4, 2024, the Delaware Court of Chancery granted the SLC’s consented-to motion to stay the action pending its investigation of the allegations of the complaint, and the litigation remains stayed.
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
In December 2019, Reliable Pharmacy, together with other retail pharmacies and North Sunflower Medical Center, filed a civil antitrust complaint against multiple generic drug manufacturers, and also included claims against ABDC and H.D. Smith, and other drug distributors and industry participants. The case is filed as a putative class action and plaintiffs purport to represent a class of drug purchasers including other retail pharmacies and healthcare providers. The case has been consolidated for multidistrict litigation proceedings before the United States District Court for the Eastern District of Pennsylvania. The complaint alleges that ABDC, H.D. Smith, and others in the industry participated in a conspiracy to fix prices, allocate markets and rig bids regarding generic drugs. In March 2020, the plaintiffs filed a further amended complaint. On July 15, 2020, the defendants filed a motion to dismiss the complaint. On May 25, 2022, the Court granted the motion to dismiss without prejudice. On July 1, 2022, the plaintiffs filed an amended complaint, again including claims against ABDC, H.D. Smith, and other drug distributors and industry participants. On August 21, 2022, the Company and other industry participants filed a motion to dismiss the amended complaint. All briefs on the motion were filed with the court on November 22, 2022. On February 3, 2025, the Court granted the motion to dismiss the amended complaint with prejudice.
On March 3, 2022, the United States Attorney’s Office for the Western District of Virginia notified the Company of the existence of a criminal investigation into MWI Veterinary Supply Co. ("MWI"), the Company’s animal health subsidiary, in connection with grand jury subpoenas to which MWI previously responded relating to compliance with state and federal regulatory requirements governing wholesale shipments of animal health products to customers. In October 2024, the Company reached an agreement in principle to resolve these claims. Pursuant to the agreement in principle, the Company recorded a $49.1 million litigation expense accrual in its fiscal 2024 Consolidated Statement of Operations. This liability is included in Accrued Expenses and Other on the Company's Consolidated Balance Sheet as of December 31, 2024.
Note 10. Antitrust Settlements
Numerous lawsuits have been filed against certain brand pharmaceutical manufacturers alleging that the manufacturer, by itself or in concert with others, took improper actions to delay or prevent generic drugs from entering the market. These lawsuits are generally brought as class actions. The Company has not been named as a plaintiff in these lawsuits but has been a member of the direct purchasers' class (i.e., those purchasers who purchase directly from these pharmaceutical manufacturers). None of the lawsuits has gone to trial, but some have settled in the past with the Company receiving proceeds from the settlement funds. The Company recognized gains related to these lawsuits of $22.9 million and $48.2 million in the three months ended December 31, 2024 and 2023, respectively. These gains, which are net of attorney fees and estimated payments due to other parties, were recorded as reductions to cost of goods sold in the Company’s Consolidated Statements of Operations.
Note 11. Fair Value of Financial Instruments
The recorded amounts of the Company's cash and cash equivalents, accounts receivable, and accounts payable as of December 31, 2024 and September 30, 2024 approximate fair value based upon the relatively short-term nature of these financial instruments. Within Cash and Cash Equivalents, the Company had $1,661.0 million of investments in money market accounts as of December 31, 2024 and had $1,190.0 million of investments in money market accounts as of September 30, 2024. The fair value of the money market accounts was determined based upon unadjusted quoted prices in active markets for identical assets, otherwise known as Level 1 inputs.
The recorded amount of long-term debt (see Note 5) and the corresponding fair value as of December 31, 2024 were $5,935.3 million and $5,651.3 million, respectively. The recorded amount of long-term debt and the corresponding fair value as of September 30, 2024 were $3,811.7 million and $3,588.0 million, respectively. The fair value of long-term debt was determined based upon inputs other than quoted prices, otherwise known as Level 2 inputs.

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
The following illustrates reportable and operating segment disaggregated revenue as required by Accounting Standards Codification 606, "Revenue from Contracts with Customer," for the periods indicated:

	Three months ended December 31,
(in thousands)	2024	2023
U.S. Healthcare Solutions:
Human Health	$72,653,143	$63,898,165
Animal Health	1,379,985	1,285,637
Total U.S. Healthcare Solutions	74,033,128	65,183,802
International Healthcare Solutions:
Alliance Healthcare	5,999,200	5,725,564
Other Healthcare Solutions	1,458,141	1,344,663
Total International Healthcare Solutions	7,457,341	7,070,227
Intersegment eliminations	(3,409)	(1,196)
Revenue	$81,487,060	$72,252,833
The following illustrates reportable segment operating income information for the periods indicated:

	Three months ended December 31,
(in thousands)	2024	2023
U.S. Healthcare Solutions	$767,344	$698,124
International Healthcare Solutions	182,093	187,595
Intersegment eliminations	(129)	—
Total segment operating income	$949,308	$885,719
The following reconciles total segment operating income to income before income taxes for the periods indicated:

	Three months ended December 31,
(in thousands)	2024	2023
Total segment operating income	$949,308	$885,719
Gains from antitrust litigation settlements	22,870	48,248
LIFO credit	7,324	48,445
Turkey highly inflationary impact	(7,155)	(17,226)
Acquisition-related intangibles amortization	(164,856)	(165,724)
Litigation and opioid-related (expenses) credit, net	(16,765)	78,917
Acquisition-related deal and integration expenses	(38,712)	(21,063)
Restructuring and other expenses	(45,760)	(34,441)
Operating income	706,254	822,875
Other loss (income), net	57,874	(1,087)
Interest expense, net	27,933	40,564
Income before income taxes	$620,447	$783,398
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

Litigation and opioid-related (expenses) credit, net in the three months ended December 31, 2023 included a net $92.2 million opioid litigation settlement accrual reduction primarily as a result of the Company's commitment, which it made in December 2023, to prepay the net present value of a future obligation as permitted under its opioid settlement agreements.
The Company recorded a $35.5 million loss on the divestiture of non-core businesses in the three months ended December 31, 2024.
Note 13. Subsequent Event
As previously disclosed, the Company entered into a definitive agreement to acquire RCA (as defined in Note 5), a leading management services organization of retina specialists. On January 2, 2025, the Company acquired an interest in RCA of approximately 85%, with certain RCA physicians and members of the management team retaining a minority interest in RCA. The Company's cash outlay at closing was $4.4 billion, which included a cash capitalization from the Company to RCA of $350 million and the payment of certain transaction costs. The purchase price is subject to a customary post-closing adjustment. The agreement also provides for the potential payment of up to $500 million in aggregate contingent consideration in fiscal 2027 and fiscal 2028, subject to the successful completion of certain predefined business objectives. RCA's future operating results will be consolidated as a component of the U.S. Healthcare Solutions reportable segment.
The purchase price has not yet been allocated to the underlying assets acquired and liabilities assumed. The allocation is pending third-party appraisals of intangible assets and the corresponding deferred taxes, as well as other asset and liability account balances.

ITEM 2.   Management’s Discussion and Analysis of Financial Condition and Results of Operations
In reviewing this Management’s Discussion and Analysis of Financial Condition and Results of Operations, please note that we face many uncertainties and risks related to various economic, political and regulatory environments in which we operate, both within the U.S. and internationally. Refer to the headings “Item 1A. Risk Factors” in Part I of our Annual Report on Form 10-K for the year ended September 30, 2024, as well as the heading “Cautionary Note Regarding Forward-Looking Statements” above for additional information related to our present business environment.
Recent Development
As previously disclosed, we entered into a definitive agreement to acquire Retina Consultants of America ("RCA"), a leading management services organization of retina specialists. On January 2, 2025, we acquired an interest in RCA of approximately 85%, with certain RCA physicians and members of the management team retaining a minority interest in RCA. Our cash outlay at closing was $4.4 billion, which included a cash capitalization from us to RCA of $350 million and the payment of certain transaction costs. The purchase price is subject to a customary post-closing adjustment. The agreement also provides for the potential payment of up to $500 million in aggregate contingent consideration in fiscal 2027 and fiscal 2028, subject to the successful completion of certain predefined business objectives. RCA's future operating results will be consolidated as a component of the U.S. Healthcare Solutions reportable segment.
Executive Summary
    This executive summary provides highlights from the results of operations that follow:
•Revenue increased by $9.2 billion, or 12.8%, from the prior year quarter primarily due to growth in the U.S. Healthcare Solutions segment. The U.S. Healthcare Solutions segment grew its revenue by $8.8 billion, or 13.6%, from the prior year quarter primarily due to overall market growth that was largely driven by unit volume growth, including increased sales of $3.2 billion, or 53.0%, of products labeled for diabetes and/or weight loss in the GLP-1 class and increased sales of specialty products to physician practices and health systems. International Healthcare Solutions' revenue increased by $0.4 billion, or 5.5%, from the prior year quarter primarily due to increased sales at our European distribution business and increased sales at our Canadian business.
•Gross profit increased by $89.2 million, or 3.6%, from the prior year quarter primarily due to the increases in gross profit in both reportable segments, offset in part by a decrease in the last-in, first-out ("LIFO") credit and lower gains from antitrust litigation settlements compared to the prior year quarter. U.S. Healthcare Solutions' gross profit increased by $113.8 million, or 7.2%, from the prior year quarter primarily due to increased sales. Gross profit in International Healthcare Solutions increased by $33.0 million, or 4.0%, from the prior year quarter primarily due to our European distribution business, offset in part by a decline in gross profit at our global specialty logistics business.
•Total operating expenses increased by $205.8 million, or 12.5%, from the prior year quarter primarily due to litigation and opioid-related expenses, which was a credit in the prior year quarter due to a net $92.2 million opioid litigation settlement accrual reduction, and an increase in distribution, selling, and administrative expenses to support the growth in our business.
•Total segment operating income increased $63.6 million, or 7.2%, from the prior year quarter. U.S. Healthcare Solutions' operating income increased by $69.2 million, or 9.9%, from the prior year quarter, and International Healthcare Solutions' operating income decreased $5.5 million, or 2.9%, from the prior year quarter
•Our effective tax rates were 20.4% and 23.0% for the three months ended December 31, 2024 and 2023, respectively. The effective tax rate for the three months ended December 31, 2024 was lower than the U.S. statutory rate primarily due to the benefit of income taxed at rates lower than the U.S. statutory rate and benefits associated with equity compensation, offset in part by U.S. state income taxes. The effective tax rate for the three months ended December 31, 2023 was higher than the U.S. statutory rate primarily due to U.S. state income taxes and discrete tax expense, offset in part by the benefit of income taxed at rates lower than the U.S. statutory rate and tax benefits associated with equity compensation.

Results of Operations
Revenue

	Three months ended December 31,
(dollars in thousands)	2024	2023	Change
U.S. Healthcare Solutions:
Human Health	$72,653,143	$63,898,165	13.7%
Animal Health	1,379,985	1,285,637	7.3%
Total U.S. Healthcare Solutions	74,033,128	65,183,802	13.6%
International Healthcare Solutions:
Alliance Healthcare	5,999,200	5,725,564	4.8%
Other Healthcare Solutions	1,458,141	1,344,663	8.4%
Total International Healthcare Solutions	7,457,341	7,070,227	5.5%
Intersegment eliminations	(3,409)	(1,196)
Revenue	$81,487,060	$72,252,833	12.8%
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
Revenue increased by $9.2 billion, or 12.8%, from the prior year quarter primarily due to growth in the U.S. Healthcare Solutions segment.
The U.S. Healthcare Solutions segment grew its revenue by $8.8 billion, or 13.6%, from the prior year quarter primarily due to overall market growth primarily driven by unit volume growth, including increased sales of $3.2 billion, or 53.0%, of products labeled for diabetes and/or weight loss in the GLP-1 class and increased sales of specialty products to physician practices and health systems. Sales, including GLP-1 products, to our two largest customers increased by $3.3 billion from the prior year quarter.
International Healthcare Solutions' revenue increased by $0.4 billion, or 5.5%, from the prior year quarter primarily due to increased sales of $0.3 billion at our European distribution business and increased sales of $0.1 billion at our Canadian business.
A number of our contracts with customers, including group purchasing organizations, are typically subject to expiration each year. We may lose a key customer if an existing contract with such customer expires without being extended, renewed, or replaced. During the three months ended December 31, 2024, no key contracts expired. Additionally, from time to time, key contracts may be terminated in accordance with their terms or extended, renewed, or replaced prior to their expiration dates. If those contracts are extended, renewed, or replaced at less favorable terms, they may also negatively impact our revenue, results of operations, and cash flows. As previously disclosed, we anticipate a potential June 2025 loss of an oncology customer following its pending acquisition.

Gross Profit

	Three months ended December 31,
(dollars in thousands)	2024	2023	Change
U.S. Healthcare Solutions	$1,685,742	$1,571,950	7.2%
International Healthcare Solutions	850,370	817,395	4.0%
Intersegment eliminations	(1,113)	—
Gains from antitrust litigation settlements	22,870	48,248
LIFO credit	7,324	48,445
Turkey highly inflationary impact	(7,155)	(17,226)
Gross profit	$2,558,038	$2,468,812	3.6%
    Gross profit increased by $89.2 million, or 3.6%, from the prior year quarter primarily due to the increases in gross profit in both reportable segments, offset in part by a decrease in the LIFO credit and lower gains from antitrust litigation settlements compared to the prior year quarter.
U.S. Healthcare Solutions' gross profit increased by $113.8 million, or 7.2%, from the prior year quarter primarily due to increased sales. As a percentage of revenue, U.S. Healthcare Solutions' gross profit margin was 2.28% in the current year quarter, a decline of 13 basis points from the prior year quarter primarily due to higher sales of GLP-1 products, which have lower gross profit margins, and lower sales of COVID vaccines, which have higher gross profit margins.
Gross profit in International Healthcare Solutions increased by $33.0 million, or 4.0%, from the prior year quarter primarily due our European distribution business, offset in part by a decline in gross profit at our global specialty logistics business.
We recognized gains from antitrust litigation settlements with pharmaceutical manufacturers of $22.9 million and $48.2 million in the three months ended December 31, 2024 and 2023, respectively. The gains were recorded as reductions to Cost of Goods Sold (see Note 10 of the Notes to Consolidated Financial Statements).
Our cost of goods sold for interim periods includes a LIFO provision that is recorded ratably on a quarterly basis and is based on our estimated annual LIFO provision. The annual LIFO provision, which we estimate on a quarterly basis, is affected by manufacturer pricing practices, which may be impacted by market and other external influences, expected changes in inventory quantities, and product mix, many of which are difficult to predict. Changes to any of the above factors may have a material impact on our annual LIFO provision. Based on estimates in our current fiscal year LIFO provision, the decrease in the LIFO credit in the current year quarter is primarily due to higher brand pharmaceutical inflation.
We recognized expense in Cost of Goods Sold of $7.2 million and $17.2 million in the three months ended December 31, 2024 and 2023, respectively, related to the impact of Turkey highly inflationary accounting driven by the continued weakening of the Turkish Lira.
Operating Expenses

	Three months ended December 31,
(dollars in thousands)	2024	2023	Change
Distribution, selling, and administrative	$1,472,055	$1,398,747	5.2%
Depreciation and amortization	278,492	270,603	2.9%
Litigation and opioid-related expenses (credit), net	16,765	(78,917)
Acquisition-related deal and integration expenses	38,712	21,063
Restructuring and other expenses	45,760	34,441
Total operating expenses	$1,851,784	$1,645,937	12.5%
Distribution, selling, and administrative expenses increased by $73.3 million, or 5.2%, compared to prior year quarter primarily to support our revenue growth. As a percentage of revenue, distribution, selling, and administrative expenses were 1.81% in the current year quarter, a decline of 13 basis points compared to the prior year quarter primarily due to our improved operating leverage from our 12.8% revenue growth.
Depreciation expense increased 8.2% and amortization expense decreased 0.4% from the prior year quarter.

Litigation and opioid-related expenses in the three months ended December 31, 2024 included legal fees in connection with opioid lawsuits and investigations. Litigation and opioid-related credit in the three months ended December 31, 2023 included a net $92.2 million opioid litigation settlement accrual reduction primarily as a result of our commitment, which we made in December 2023, to prepay the net present value of a future obligation as permitted under our opioid settlement agreements and $13.3 million of legal fees in connection with opioid lawsuits and investigations.
Acquisition-related deal and integration expenses in the three months ended December 31, 2024 primarily included costs related to the acquisition of RCA and the continued integration of PharmaLex. Acquisition-related deal and integration expenses in the three months ended December 31, 2023 primarily related to the integration of Alliance Healthcare and PharmaLex.
Restructuring and other expenses are comprised of the following:

	Three months ended December 31,
(in thousands)	2024	2023
Restructuring and employee severance costs	$19,555	$11,294
Business transformation efforts	25,074	24,722
Other, net	1,131	(1,575)
Total restructuring and other expenses	$45,760	$34,441
Restructuring and employee severance costs in the three months ended December 31, 2024 primarily included workforce reductions in both of our reportable segments. Restructuring and employee severance costs in the three months ended December 31, 2023 primarily included expenses incurred related to facility closures in connection with our office optimization plan and workforce reductions in both of our reportable segments.
Business transformation efforts in the three months ended December 31, 2024 and 2023 included rebranding costs associated with our name change to Cencora and non-recurring expenses related to significant strategic initiatives to improve operational efficiency, including certain technology initiatives. The majority of these costs related to services provided by third-party consultants.
Operating Income

	Three months ended December 31,
(dollars in thousands)	2024	2023	Change
U.S. Healthcare Solutions	$767,344	$698,124	9.9%
International Healthcare Solutions	182,093	187,595	(2.9)%
Intersegment eliminations	(129)	—
Total segment operating income	949,308	885,719	7.2%

Gains from antitrust litigation settlements	22,870	48,248
LIFO credit	7,324	48,445
Turkey highly inflationary impact	(7,155)	(17,226)
Acquisition-related intangibles amortization	(164,856)	(165,724)
Litigation and opioid-related (expenses) credit, net	(16,765)	78,917
Acquisition-related deal and integration expenses	(38,712)	(21,063)
Restructuring and other expenses	(45,760)	(34,441)
Operating income	$706,254	$822,875	(14.2)%
U.S. Healthcare Solutions' operating income increased by $69.2 million, or 9.9%, from the prior year quarter primarily due to the increase in gross profit, as noted above, and was offset in part by the increase in operating expenses. As a percentage of revenue, U.S. Healthcare Solutions' operating income margin was 1.04% in the current year quarter, a decline of 3 basis points from the prior year quarter due to a decline in the gross profit margin, as described above in the Gross Profit section, and was offset in part by a decline in the operating expense margin.

International Healthcare Solutions' operating income decreased $5.5 million, or 2.9%, from the prior year quarter primarily due to lower operating income at our global specialty logistics business, which was offset in part by the increase at our European distribution business.
Other Loss (Income), Net
We recorded a $35.5 million loss on the divestiture of non-core businesses in the three months ended December 31, 2024.
Interest Expense, Net
Interest expense, net and the respective weighted average interest rates are as follows:

	2024		2023
(dollars in thousands)	Amount	Weighted Average Interest Rate	Amount	Weighted Average Interest Rate
Interest expense	$61,181	3.90%	$58,616	3.73%
Interest income	(33,248)	5.44%	(18,052)	5.15%
Interest expense, net	$27,933		$40,564
Interest expense, net decreased by $12.6 million, or 31.1%, from the prior year quarter due to the increase in interest income, offset in part by an increase in interest expense. The increase in interest income was driven by higher average investment cash balances and higher investment interest rates outside the United States in the current year quarter in comparison to the prior year quarter. The increase in interest expense was primarily due to the issuance of our $1.8 billion of senior notes in December 2024 to finance a portion of the RCA acquisition and increased revolving credit facility borrowings to cover seasonal short-term working capital needs, offset in part by a decrease in foreign subsidiary borrowings. We expect interest expense, net to increase through the remainder of fiscal 2025 primarily as a result of the incremental debt incurred to finance a portion of the RCA acquisition.
Income Tax Expense
Our effective tax rates were 20.4% and 23.0% for the three months ended December 31, 2024 and 2023, respectively. The effective tax rate for the three months ended December 31, 2024 was lower than the U.S. statutory rate primarily due to the benefit of income taxed at rates lower than the U.S. statutory rate and benefits associated with equity compensation, offset in part by U.S. state income taxes. The effective tax rate for the three months ended December 31, 2023 was higher than the U.S. statutory rate primarily due to U.S. state income taxes and discrete tax expense, offset in part by the benefit of income taxed at rates lower than the U.S. statutory rate, as well as tax benefits associated with equity compensation.
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
Cash Flows
As of December 31, 2024 and September 30, 2024, our cash and cash equivalents held by foreign subsidiaries were $967.0 million and $851.3 million, respectively. We have the ability to repatriate the majority of our cash and cash equivalents held by our foreign subsidiaries without incurring significant additional taxes upon repatriation.
We have increased seasonal needs related to our inventory build during the December and March quarters that, depending on our cash balance, may require the use of our credit facilities to fund short-term capital needs. Our cash balances in the three months ended December 31, 2024 and 2023 were supplemented by intra-period credit facility borrowings to cover short-term working capital needs. The largest amount of intra-period borrowings under our revolving and securitization credit facilities that was outstanding at any one time during the three months ended December 31, 2024 and 2023 was $2.1 billion and

$0.6 billion, respectively. We had $13.4 billion and $11.1 billion of cumulative intra-period borrowings that were repaid under our credit facilities during the three months ended December 31, 2024 and 2023, respectively.
We used $2.7 billion of cash in our operations during the three months ended December 31, 2024 compared to $0.9 billion of cash provided by operations during the three months ended December 31, 2023, a decrease of $3.6 billion. The timing of cash receipts and disbursements can significantly impact our working capital. In the three months ended December 31, 2024, the growth of our accounts receivable and inventories and the decrease in accounts payable balances resulted in a $3.3 billion use of cash from operations compared to cash provided by operations of $0.2 billion in the three months ended December 31, 2023. The use of cash in the three months ended December 31, 2024 was negatively impacted by the timing of scheduled payments to our suppliers at the end of the current period.
During the three months ended December 31, 2024, our operating activities used cash of $2.7 billion and was principally the result of the following:
•An increase in inventories of $1.7 billion to support the increase in business volume and due to seasonal needs;
•An increase in accounts receivable of $974.3 million primarily due to an increase in sales and the timing of scheduled payments from our customers; and
•A decrease in accounts payable of $654.2 million primarily due to the timing of scheduled payments to our suppliers.

The cash used from the above items was offset in part by the following:
•Net income of $493.7 million; and
•Positive non-cash items of $390.1 million, which is primarily comprised of amortization expense of $167.8 million and depreciation expense of $113.6 million.
During the three months ended December 31, 2023, our operating activities provided cash of $885.2 million and was principally the result of the following:
•An increase in accounts payable of $1.8 billion primarily due to the increase in our inventory balances and the timing of scheduled payments to our suppliers;
•Net income of $603.0 million; and
•Positive non-cash items of $336.5 million, which is primarily comprised of amortization expense of $168.3 million and depreciation expense of $110.1 million.
The cash provided by the above items was offset in part by the following:
•An increase in inventories of $1.1 billion to support the increase in business volume and due to seasonal needs;
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

	Three months ended December 31,
	2024	2023
Days sales outstanding	27.8	28.0
Days inventory on hand	26.0	26.5
Days payable outstanding	58.5	59.5
Our cash flows from operating activities can vary significantly from period to period based upon fluctuations in our period-end working capital account balances. Any changes to payment terms with a key customer or manufacturer supplier could have a material impact to our cash flows from operations. The addition of any new customer or the loss of an existing customer could have a material impact on our cash flows from operations.
Operating cash flows during the three months ended December 31, 2024 included $48.8 million of interest payments and $29.5 million of income tax payments, net of refunds. Operating cash flows during the three months ended December 31, 2023 included $65.6 million of interest payments and $62.4 million of income tax payments, net of refunds.

Capital expenditures in the three months ended December 31, 2024 and 2023 were $105.9 million and $74.2 million, respectively. Significant capital expenditures in the three months ended December 31, 2024 included investments relating to the expansion and enhancement of our distribution network and various technology initiatives. Significant capital expenditures in the three months ended December 31, 2023 included investments in various technology initiatives, including technology investments at Alliance Healthcare.
We currently expect to invest approximately $600 million for capital expenditures during fiscal 2025. Larger 2025 capital expenditures will include investments relating to the expansion and enhancement of our distribution network and various technology initiatives.
In addition to capital expenditures, net cash used in investing activities in the three months ended December 31, 2024 included $182.0 million for equity investments.
Net cash provided by financing activities in the three months ended December 31, 2024 principally resulted from the $2.0 billion of net borrowings under our revolving credit facilities to cover seasonal short-term working capital needs and the $1.8 billion issuance of senior notes to finance a portion of the acquisition of RCA, offset in part by $385.5 million in purchases of our common stock and $110.9 million in cash dividends paid on our common stock.
Net cash used in financing activities in the three months ended December 31, 2023 principally resulted from $385.5 million in purchases of our common stock and $105.7 million in cash dividends paid on our common stock.

Debt and Credit Facility Availability
The following table illustrates our debt structure as of December 31, 2024, including availability under the multi-currency revolving credit facility; the receivables securitization facility; the term loan facility; the 364-day revolving credit facility; the money market facility; and the Alliance Healthcare debt:

(in thousands)	Outstanding Balance	Additional Availability
Fixed-Rate Debt:
$500,000, 3.250% senior notes due 2025	$499,909	$—
$750,000, 3.450% senior notes due 2027	747,519	—
$500,000, 4.625% senior notes due 2027	496,391	—
$600,000, 4.850% senior notes due 2029	595,997	—
$500,000, 2.800% senior notes due 2030	496,716	—
$1,000,000, 2.700% senior notes due 2031	992,998	—
$500,000, 5.125% senior notes due 2034	494,662	—
$700,000, 5.150% senior notes due 2035	694,492
$500,000, 4.250% senior notes due 2045	495,629	—
$500,000, 4.300% senior notes due 2047	493,888	—
Nonrecourse debt	21,405	—
Total fixed-rate debt	6,029,606	—

Variable-Rate Debt:
Multi-currency revolving credit facility due in 2029	1,665,900	734,100
Receivables securitization facility due in 2027	350,000	1,100,000
Term loan facility due in 2027	—	—
364-day revolving credit facility due in 2025	—	—
Money market facility due in 2027	—	100,000
Alliance Healthcare debt	11,293	460,666
Nonrecourse debt	91,748	—
Total variable-rate debt	2,118,941	2,394,766
Total debt	$8,148,547	$2,394,766
We have a $2.4 billion multi-currency senior unsecured revolving credit facility ("Multi-Currency Revolving Credit Facility") with a syndicate of lenders, which is scheduled to expire in October 2029. Interest on borrowings under the Multi-Currency Revolving Credit Facility accrues at specified rates based upon our debt rating. We pay facility fees to maintain the availability under the Multi-Currency Revolving Credit Facility at specified rates based on our debt rating. We may choose to repay or reduce our commitments under the Multi-Currency Revolving Credit Facility at any time. The Multi-Currency Revolving Credit Facility contains covenants, including compliance with a financial leverage ratio test, as well as others that impose limitations on, among other things, indebtedness of subsidiaries and asset sales, with which we were compliant as of December 31, 2024.
    We have a commercial paper program whereby we may, from time to time, issue short-term promissory notes in an aggregate amount of up to $2.4 billion at any one time. Amounts available under the program may be borrowed, repaid, and re-borrowed from time to time. The maturities on the notes will vary but may not exceed 365 days from the date of issuance. The notes will bear interest, if interest bearing, or will be sold at a discount from their face amounts. The commercial paper program does not increase our borrowing capacity as it is fully backed by our Multi-Currency Revolving Credit Facility. There were $1,665.9 million of borrowings outstanding under the commercial paper program as of December 31, 2024 and none outstanding as of September 30, 2024.
We have a $1,450 million receivables securitization facility ("Receivables Securitization Facility"), which is scheduled to expire in October 2027. We have available to us an accordion feature whereby the commitment on the Receivables Securitization Facility may be increased by up to $250 million, subject to lender approval, for seasonal needs during the December and March quarters. Interest rates are based on prevailing market rates for short-term commercial paper or 30-day Term SOFR, plus a program fee. We pay a customary unused fee at prevailing market rates, monthly, to maintain the availability under the Receivables Securitization Facility. The Receivables Securitization Facility contains similar covenants to the Multi-Currency Revolving Credit Facility, with which we were compliant as of December 31, 2024. There were $350 million of borrowings outstanding under the Receivables Securitization Facility as of December 31, 2024 and none outstanding as of September 30, 2024.
In November 2024, we entered into an agreement pursuant to which we obtained a $1.5 billion senior unsecured term facility (“Term Loan Facility”). The Term Loan Facility became available to us and was drawn on January 2, 2025 to finance a portion of the acquisition of RCA. The Term Loan Facility matures in three years. The Term Loan Facility bears interest at a rate equal to either an adjusted SOFR plus an applicable margin or an alternate base rate plus an applicable margin. The margins are based on our public debt ratings. The Term Loan Facility contains similar covenants to the Multi-Currency Revolving Credit Facility. We have the right to prepay the borrowings under the Term Loan Facility at any time, in whole or in part and without premium or penalty.
In November 2024, we entered into an agreement pursuant to which we obtained a $1.0 billion senior unsecured revolving credit facility (the "364-Day Revolving Credit Facility") with a syndicate of lenders, which is scheduled to expire 364 days after the January 2, 2025 closing of the RCA acquisition, the date on which borrowings under this facility became available to us. Interest on borrowings under the 364-Day Revolving Credit Facility will accrue at a rate equal to either an adjusted SOFR plus an applicable margin or an alternate base rate plus an applicable margin, in each case based on our public debt ratings. We may choose to reduce our commitment under the 364-Revolving Credit Facility at any time. We also have the right to prepay borrowings under the 364-Revolving Credit Facility at any time, in whole or in part and without premium or penalty, provided that the amount of any such prepayment meets certain minimum thresholds.
We have an uncommitted, unsecured line of credit available to us pursuant to a money market credit agreement (the "Money Market Facility"). The Money Market Facility provides us with the ability to request short-term, unsecured revolving credit loans from time to time in a principal amount not to exceed $100 million. On February 3, 2025, we entered into an amendment to the Money Market Facility pursuant to which we may request short-term unsecured revolving credit loans in a principal amount not to exceed $750 million until June 30, 2025, after which date the facility limit will revert to $100 million. The Money Market Facility may be decreased or terminated by the bank or us at any time without prior notice.
In December 2024, we issued $500 million of 4.625% senior notes due in December 2027 (the "2027 Notes"), $600 million of 4.850% senior notes due in December 2029 (the "2029 Notes"), and $700 million of 5.150% senior notes due in February 2035 (the "2035 Notes"). The 2027 Notes were sold at 99.815% of the principal amount with an effective yield of 4.634%. The 2029 Notes were sold at 99.968% of the principal amount with an effective yield of 4.852%. The 2035 Notes were sold at 99.945% of the principal amount with an effective yield of 5.153%. Interest on the 2027 Notes and the 2029 Notes is payable semi-annually in arrears on June 15 and December 15 beginning on June 15, 2025. Interest on the 2035 Notes is payable semi-annually in arrears on February 15 and August 15 beginning on February 15, 2025. We used the proceeds from the 2027 Notes, the 2029 Notes, and the 2035 Notes to finance a portion of the acquisition of RCA.
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
Share Purchase Programs and Dividends
In March 2024, our Board of Directors authorized a share repurchase program allowing us to purchase up to $2.0 billion of our outstanding shares of common stock, subject to market conditions. In the three months ended December 31, 2024, we purchased $385.4 million of our common stock. As of December 31, 2024, we had $932.2 million of availability under this program.
In November 2024, our Board of Directors increased the quarterly dividend paid on common stock by 8% from $0.51 per share to $0.55 per share. We anticipate that we will continue to pay quarterly cash dividends in the future. However, the payment and amount of future dividends remains within the discretion of our Board of Directors and will depend upon future earnings, financial condition, capital requirements, and other factors.

Commitments and Obligations
As discussed and defined in Note 9 of the Notes to Consolidated Financial Statements, on July 21, 2021, it was announced that we and the two other national pharmaceutical distributors had negotiated a Distributor Settlement Agreement. The Distributor Settlement Agreement became effective on April 2, 2022, and as of December 31, 2024, it included 48 of 49 eligible states (the "Settling States") as well as 99% by population of the eligible political subdivisions in the Settling States. Our accrued litigation liability related to the Distributor Settlement Agreement and an estimate for non-participating government subsidiaries (with whom we have not reached a settlement agreement), as well as other opioid-related litigation for which we have reached settlement agreements on our Consolidated Balance Sheet as of December 31, 2024 is $4.8 billion and is expected to be paid over the next 14 years. We currently estimate that $509.3 million will be paid prior to December 31, 2025. The payment of the aforementioned litigation liability has not and is not expected to have an impact on our ability to pay dividends.
The following is a summary of our contractual obligations for future principal and interest payments on our debt, minimum rental payments on our noncancellable operating leases, and minimum payments on our other commitments as of December 31, 2024:

Payments Due by Period (in thousands)	Debt, Including Interest Payments	Operating Leases	Other Commitments	Total
Within 1 year	$2,478,829	$246,095	$135,440	$2,860,364
1-3 years	2,140,254	442,027	202,849	2,785,130
4-5 years	968,669	346,487	41,088	1,356,244
After 5 years	4,790,923	549,932	1,208	5,342,063
Total	$10,378,675	$1,584,541	$380,585	$12,343,801
The 2017 Tax Act requires a one-time transition tax to be recognized on historical foreign earnings and profits. As of December 31, 2024, we expect to pay a remaining $104.2 million, net of overpayments and tax credits, related to the transition tax over the next two years. The transition tax commitment is included in "Other Commitments" in the above table.
Our liability for uncertain tax positions was $553.2 million (including interest and penalties) as of December 31, 2024. This liability represents an estimate of tax positions that we have taken in our tax returns which may ultimately not be sustained upon examination by taxing authorities. Since the amount and timing of any future cash settlements cannot be predicted with reasonable certainty, the estimated liability has been excluded from the above contractual obligations table. Our liability for uncertain tax positions as of December 31, 2024 primarily includes an uncertain tax benefit related to the legal accrual for litigation related to the distribution of prescription opioid pain medications, as disclosed in Note 9 of the Notes to Consolidated Financial Statements.
Market and Risks
We have exposure to foreign currency and exchange rate risk from our non-U.S. operations. Our largest exposure to foreign exchange rates exists primarily with the U.K. Pound Sterling, the Euro, the Turkish Lira, the Brazilian Real, and the Canadian Dollar. We use forward contracts to hedge against the foreign currency exchange rate impact on certain intercompany receivable and payable balances. We may use derivative instruments to hedge our foreign currency exposure, but not for speculative or trading purposes. Revenue from our foreign operations during the three months ended December 31, 2024 was approximately 9% of our consolidated revenue.
We have market risk exposure to interest rate fluctuations relating to our debt. We manage interest rate risk by using a combination of fixed-rate and variable-rate debt. The amount of variable-rate debt fluctuates during the year based on our working capital requirements. We had $2.1 billion of variable-rate debt outstanding as of December 31, 2024. We periodically evaluate financial instruments to manage our exposure to fixed and variable interest rates. However, there are no assurances that such instruments will be available in the combinations we want and/or on terms acceptable to us. There were no such financial instruments in effect as of December 31, 2024.
We also have market risk exposure to interest rate fluctuations relating to our cash and cash equivalents. We had $3.2 billion in cash and cash equivalents as of December 31, 2024. The unfavorable impact of a hypothetical decrease in interest rates on cash and cash equivalents would be partially offset by the favorable impact of such a decrease on variable-rate debt. For every $100 million of cash invested that is in excess of variable-rate debt, a 10-basis point decrease in interest rates would increase our annual net interest expense by $0.1 million.
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

ITEM 3.  Quantitative and Qualitative Disclosures About Market Risk
We have no material changes to the disclosures on this matter made in our Annual Report on Form 10-K for the year ended September 30, 2024.
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
Changes in Internal Control over Financial Reporting
During the first quarter of fiscal 2025, there was no change in Cencora, Inc.'s internal control over financial reporting identified in connection with the evaluation required by Rule 13a-15(d) and 15d-15(d) of the Exchange Act that occurred during the quarter ended December 31, 2024 that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.

PART II.  OTHER INFORMATION
ITEM 1.  Legal Proceedings
See Note 9 (Legal Matters and Contingencies) of the Notes to Consolidated Financial Statements set forth under Item 1 of Part I of this report for the Company’s current description of legal proceedings.
ITEM 1A.  Risk Factors
Our significant business risks are described in Item 1A to our Form 10-K for the fiscal year ended September 30, 2024 to which reference is made herein.
ITEM 2.  Unregistered Sales of Equity Securities and Use of Proceeds
(c) Issuer Purchases of Equity Securities
The following table sets forth the number of shares purchased, the average price paid per share, the total number of shares purchased as part of publicly announced programs, and the approximate dollar value of shares that may yet be purchased under the programs during each month in the first fiscal quarter ended December 31, 2024. See  Note 6, "Stockholders' Equity and Earnings per Share," contained in "Notes to Condensed Consolidated Financial Statements" in Part I, Item 1 of this Quarterly Report on Form 10-Q for additional information.

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Programs	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Programs
October 1 to October 31	1,709,661	$225.51	1,709,217	$932,238,130
November 1 to November 30	305,223	$238.93	—	$932,238,130
December 1 to December 31	4,030	$232.24	—	$932,238,130
Total	2,018,914		1,709,217
ITEM 3.  Defaults Upon Senior Securities
None.
ITEM 4.  Mine Safety Disclosures
Not applicable.
ITEM 5.  Other Information
Executive Officer Trading Arrangements
During the three months ended December 31, 2024, none of our directors or officers (as defined in Rule 16a-1(f) of the Exchange Act) adopted, modified or terminated any contract, instruction, or written plan for the purchase or sale of our securities that was intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) of the Exchange Act (a “Rule 10b5-1 trading arrangement”) or any non-Rule 10b5-1 trading arrangement (as defined in Item 408(c) of Regulation S-K), except as follows:
Robert P. Mauch, our President and Chief Executive Officer, adopted a Rule 10b5-1 trading arrangement on November 15, 2024, pursuant to which he may sell up to 34,783 shares of the Company's common stock, including shares to be received upon the exercise of vested stock options, prior to the earlier to occur of August 29, 2025 or completion of all sales under the plan.
Steven H. Collis, our Executive Chairman of the Board, adopted a Rule 10b5-1 trading arrangement on November 25, 2024, pursuant to which he may sell up to 196,099 shares of the Company's common stock, including shares to be received upon the exercise of vested stock options, prior to the earlier to occur of December 1, 2025 or completion of all sales under the plan.
Elizabeth S. Campbell, our Executive Vice President and Chief Legal Officer, adopted a Rule 10b5-1 trading arrangement on December 19, 2024, pursuant to which she may sell up to 6,013 shares of the Company's common stock, prior to the earlier to occur of December 15, 2025 or completion of all sales under the plan.

Each of the above Rule 10b5-1 trading arrangements only permits transactions upon expiration of the applicable mandatory cooling-off period under Rule 10b5-1(c) of the Exchange Act. The number of shares subject to the arrangements includes shares that may be withheld by the Company to satisfy income tax withholding and remittance obligations in connection with the net settlement of equity awards.
Money Market Facility Amendment
The information set forth below is included for the purpose of providing disclosure under "Item 1.01 - Entry into a Material Definitive Agreement" and "Item 2.03 - Creation of a Direct Financial Obligation or an Obligation Under an Off-Balance Sheet Arrangement of a Registrant" of Form 8-K.
On February 3, 2025, the Company entered into Amendment No. 1 to the Uncommitted Money Market Line Credit Agreement to amend the Uncommitted Money Market Line Credit Agreement, dated as of June 10, 2022, between the Company and Société Générale, acting through its New York Branch, as the lender, pursuant to which the Company may request short-term unsecured revolving credit loans in a principal amount not to exceed $750 million until June 30, 2025, after which date the facility limit will revert to $100 million (as amended, the “Money Market Facility”).
Borrowings under the Money Market Facility may be used for general corporate purposes. The Company has the right to prepay borrowings under the Money Market Facility at any time without premium or penalty. The Money Market Facility contains certain representations, warranties, covenants and events of default.
Société Générale and its affiliates have various relationships with the Company and have in the past provided, and may in the future provide, banking and other financial services to the Company and its affiliates for which they have received and may continue to receive fees and commissions. In particular, SG Americas Securities, LLC, an affiliate of Société Générale, has served as a joint book-running manager and co-manager in connection with past senior note offerings by the Company, and such affiliates may serve similar roles in future securities offerings by the Company.
The foregoing description of the Money Market Facility is qualified in its entirety by reference to the Uncommitted Money Market Line Credit Agreement and Amendment No. 1 thereto, which are filed hereto as Exhibits 10.5 and 10.6 and incorporated herein by reference.

ITEM 6.  Exhibits

    (a)         Exhibits:

Exhibit Number	Description
4.1
Thirteenth Supplemental Indenture, dated December 9, 2024, between the Registrant and U.S. Bank Trust Company, National Association (including Form of 4.625% Senior Note due 2027) (incorporated by reference to Exhibit 4.1 to the Registrant’s Current Report on Form 8-K filed on December 10, 2024).

4.2
Fourteenth Supplemental Indenture, dated December 9, 2024, between the Registrant and U.S. Bank Trust Company, National Association (including Form of 4.850% Senior Note due 2029) (incorporated by reference to Exhibit 4.2 to the Registrant’s Current Report on Form 8-K filed on December 10, 2024).

4.3
Fifteenth Supplemental Indenture, dated December 9, 2024, between the Registrant and U.S. Bank Trust Company, National Association (including Form of 5.150% Senior Note due 2035) (incorporated by reference to Exhibit 4.3 to the Registrant’s Current Report on Form 8-K filed on December 10, 2024).

10.1
Amended and Restated Credit Agreement, dated as of October 9, 2024, among the Registrant, the borrowing subsidiaries party thereto, the lenders party thereto, and JPMorgan Chase Bank, N.A., as Administrative Agent (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed on October 15, 2024).

10.2
Twenty-First Amendment to Amended and Restated Receivables Purchase Agreement, dated as of October 9, 2024, among Amerisource Receivables Financial Corporation, as seller, AmerisourceBergen Drug Corporation, as servicer, the Purchaser Agents and Purchasers party thereto, and MUFG Bank, Ltd., as administrator (incorporated by reference to Exhibit 10.2 to the Registrant’s Current Report on Form 8-K filed on October 15, 2024).

10.3
Term Credit Agreement, dated as of November 26, 2024, among the Registrant, the lenders party thereto and Bank of America, N.A., as Administrative Agent (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed on November 27, 2024).

10.4
Credit Agreement, dated as of November 26, 2024, among the Registrant, the lenders party thereto and Bank of America, N.A., as Administrative Agent (incorporated by reference to Exhibit 10.2 to the Registrant’s Current Report on Form 8-K filed on November 27, 2024).

10.5	Uncommitted Money Market Line Credit Agreement, dated as of June 10, 2022, between the Registrant and Société Générale, acting through its New York Branch, as lender.
10.6	Amendment No. 1 to Uncommitted Money Market Line Credit Agreement, dated as of February 3, 2025, between the Registrant and Société Générale, acting through its New York Branch, as lender.
31.1	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer.
31.2	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer.
32	Section 1350 Certifications of Chief Executive Officer and Chief Financial Officer.
101	Financial statements from the Quarterly Report on Form 10-Q of Cencora, Inc. for the quarter ended December 31, 2024, formatted in Inline Extensible Business Reporting Language (iXBRL): (i) the Consolidated Balance Sheets, (ii) the Consolidated Statements of Operations, (iii) the Consolidated Statements of Comprehensive Income, (iv) the Consolidated Statements of Changes in Stockholders' Equity, (v) the Consolidated Statements of Cash Flows, and (vi) the Notes to Consolidated Financial Statements.
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).

SIGNATURES

    Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CENCORA, INC.

February 5, 2025	/s/ Robert P. Mauch
Robert P. Mauch
President and Chief Executive Officer

February 5, 2025	/s/ James F. Cleary
James F. Cleary
Executive Vice President and Chief Financial Officer