Form 10-Q
period 2025-03-31
Cencora, Inc.
filed 2025-05-07
CIK 1140859

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE QUARTERLY PERIOD ENDED March 31, 2025
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

The number of shares of common stock of Cencora, Inc. outstanding as of April 30, 2025 was 193,823,487.

CENCORA, INC.

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS
This Quarterly Report on Form 10-Q contains “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended (the "Exchange Act"). These forward-looking statements may include, without limitation, statements regarding our financial position, business strategy and the plans and objectives of management for our future operations; future liabilities and other obligations; anticipated trends and prospects in the industries in which our business operates; new products, services and related strategies; and capital allocation, including share repurchases and dividends. These statements may constitute projections, forecasts and forward-looking statements, and are not guarantees of performance. Such statements can be identified by the fact that they do not relate strictly to historical or current facts. When used in this Quarterly Report on Form 10-Q, words such as "aim," "anticipate," "believe," "can," "continue," "could," "estimate," "expect," "intend," "may," "might," "on track," "opportunity," "plan," "possible," "potential," "predict," "project," "seek," "should," "strive," "sustain," "synergy," "target," "will," "would" and similar expressions are intended to identify forward-looking statements, but the absence of these words does not mean that a statement is not forward-looking.
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
•our ability to respond to changes or uncertainty in the geopolitical policies of countries and regions in which we do business, including with respect to trade policies or tariffs, which can disrupt our global operations, as well as the operations of our customers and suppliers;
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

PART I. FINANCIAL INFORMATION
ITEM I. Financial Statements (Unaudited)
CENCORA, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

(in thousands, except share and per share data)	March 31, 2025	September 30, 2024
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$1,978,061	$3,132,648
Accounts receivable, less allowances for returns and credit losses: $1,437,659 as of March 31, 2025 and $1,308,018 as of September 30, 2024	23,715,008	23,871,815
Inventories	18,965,502	18,998,833
Right to recover assets	1,301,531	1,175,871
Prepaid expenses and other	574,871	538,646
Total current assets	46,534,973	47,717,813

Property and equipment, net	2,302,809	2,181,410
Goodwill	14,091,412	9,318,027
Other intangible assets	3,862,835	4,001,046
Deferred income taxes	233,700	246,348
Other assets	4,168,145	3,637,023

TOTAL ASSETS	$71,193,874	$67,101,667

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$50,110,563	$50,942,162
Accrued expenses and other	2,447,498	2,758,560
Short-term debt	770,321	576,331
Total current liabilities	53,328,382	54,277,053

Long-term debt	7,085,886	3,811,745
Accrued income taxes	277,738	291,796
Deferred income taxes	1,615,752	1,643,746
Accrued litigation liability	4,284,602	4,296,902
Other liabilities	3,421,715	1,993,683
Commitments and contingencies (Note 9)

Stockholders’ equity:
Common stock, $0.01 par value - authorized, issued, and outstanding: 600,000,000 shares, 297,247,152 shares, and 193,783,768 shares as of March 31, 2025, respectively, and 600,000,000 shares, 296,169,781 shares, and 194,943,968 shares as of September 30, 2024, respectively	2,972	2,962
Additional paid-in capital	6,142,056	6,030,790
Retained earnings	6,401,534	5,417,139
Accumulated other comprehensive loss	(1,201,838)	(989,118)
Treasury stock, at cost: 103,463,384 shares as of March 31, 2025 and 101,225,813 shares as of September 30, 2024	(10,331,887)	(9,815,835)
Total Cencora, Inc. stockholders' equity	1,012,837	645,938
Noncontrolling interests	166,962	140,804
Total stockholders' equity	1,179,799	786,742

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$71,193,874	$67,101,667
See notes to consolidated financial statements.

CENCORA, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Three months ended March 31,		Six months ended March 31,
(in thousands, except per share data)	2025	2024	2025	2024
Revenue	$75,453,673	$68,414,307	$156,940,733	$140,667,140
Cost of goods sold	72,393,864	65,876,284	151,322,886	135,660,305
Gross profit	3,059,809	2,538,023	5,617,847	5,006,835
Operating expenses:
Distribution, selling, and administrative	1,600,040	1,388,810	3,072,095	2,787,557
Depreciation	121,815	106,230	234,527	210,408
Amortization	138,003	165,502	303,783	331,927
Litigation and opioid-related expenses, net	11,524	225,985	28,289	147,068
Acquisition-related deal and integration expenses	99,380	22,610	138,092	43,673
Restructuring and other expenses	52,857	75,627	98,617	110,068
Operating income	1,036,190	553,259	1,742,444	1,376,134
Other loss, net	3,546	22,063	61,420	20,976
Interest expense, net	103,988	64,130	131,921	104,694
Income before income taxes	928,656	467,066	1,549,103	1,250,464
Income tax expense	211,239	45,861	337,967	226,251
Net income	717,417	421,205	1,211,136	1,024,213
Net loss (income) attributable to noncontrolling interests	454	(430)	(4,665)	(1,938)
Net income attributable to Cencora, Inc.	$717,871	$420,775	$1,206,471	$1,022,275

Earnings per share:
Basic	$3.70	$2.11	$6.23	$5.12
Diluted	$3.68	$2.09	$6.18	$5.07

Weighted average common shares outstanding:
Basic	193,796	199,406	193,780	199,747
Diluted	195,094	201,177	195,144	201,510

Cash dividends declared per share of common stock	$0.550	$0.510	$1.10	$1.020

See notes to consolidated financial statements.

CENCORA, INC. AND SUBSIDIARIES
 CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited)

	Three months ended March 31,		Six months ended March 31,
(in thousands)	2025	2024	2025	2024
Net income	$717,417	$421,205	$1,211,136	$1,024,213
Other comprehensive income (loss)
Foreign currency translation adjustments	206,123	(128,675)	(218,428)	142,847
Other, net	200	15	3,813	(73)
Total other comprehensive income (loss)	206,323	(128,660)	(214,615)	142,774
Total comprehensive income	923,740	292,545	996,521	1,166,987
Comprehensive (income) loss attributable to noncontrolling interests	(8,083)	4,427	(2,770)	(2,393)
Comprehensive income attributable to Cencora, Inc.	$915,657	$296,972	$993,751	$1,164,594

See notes to consolidated financial statements.

CENCORA, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
(Unaudited)

(in thousands, except per share data)	Common Stock	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Treasury Stock	Noncontrolling Interests	Total
December 31, 2024	$2,971	$6,106,291	$5,794,851	$(1,399,624)	$(10,277,909)	$135,322	$361,902
Net income	—	—	717,871	—	—	(454)	717,417
Other comprehensive income	—	—	—	197,786	—	8,537	206,323
Cash dividends, $0.55 per share	—	—	(111,188)	—	—	—	(111,188)
Exercises of stock options	1	7,669	—	—	—	—	7,670
Share-based compensation expense	—	28,452	—	—	—	—	28,452
Purchases of common stock	—	—	—	—	(50,383)	—	(50,383)
Employee tax withholdings related to restricted share vesting	—	—	—	—	(3,595)	—	(3,595)
Acquisitions	—	—	—	—	—	23,557	23,557
Other, net	—	(356)	—	—	—	—	(356)
March 31, 2025	$2,972	$6,142,056	$6,401,534	$(1,201,838)	$(10,331,887)	$166,962	$1,179,799

(in thousands, except per share data)	Common Stock	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Treasury Stock	Noncontrolling Interests	Total
December 31, 2023	$2,957	$5,917,058	$4,819,997	$(1,136,485)	$(8,691,824)	$149,553	$1,061,256
Net income	—	—	420,775	—	—	430	421,205
Other comprehensive loss	—	—	—	(123,803)	—	(4,857)	(128,660)
Cash dividends, $0.510 per share	—	—	(107,002)	—	—	—	(107,002)
Exercises of stock options	1	7,702	—	—	—	—	7,703
Share-based compensation expense	—	28,156	—	—	—	—	28,156
Purchases of common stock	—	—	—	—	(51,279)	—	(51,279)
Employee tax withholdings related to restricted share vesting	—	—	—	—	(3,838)	—	(3,838)
Other, net	1	726	—	—	—	(1,246)	(519)
March 31, 2024	$2,959	$5,953,642	$5,133,770	$(1,260,288)	$(8,746,941)	$143,880	$1,227,022

See notes to consolidated financial statements.

CENCORA, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
(Unaudited)

(in thousands, except per share data)	Common Stock	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Treasury Stock	Noncontrolling Interests	Total
September 30, 2024	$2,962	$6,030,790	$5,417,139	$(989,118)	$(9,815,835)	$140,804	$786,742
Net income	—	—	1,206,471	—	—	4,665	1,211,136
Other comprehensive loss	—	—	—	(212,720)	—	(1,895)	(214,615)
Cash dividends, $1.10 per share	—	—	(222,076)	—	—	—	(222,076)
Exercises of stock options	2	15,776	—	—	—	—	15,778
Share-based compensation expense	—	98,836	—	—	—	—	98,836
Purchases of common stock	—	—	—	—	(438,494)	—	(438,494)
Employee tax withholdings related to restricted share vesting	—	—	—	—	(77,558)	—	(77,558)
Acquisitions	—	—	—	—	—	23,557	23,557
Other, net	8	(3,346)		—	—	(169)	(3,507)
March 31, 2025	$2,972	$6,142,056	$6,401,534	$(1,201,838)	$(10,331,887)	$166,962	$1,179,799

(in thousands, except per share data)	Common Stock	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Treasury Stock	Noncontrolling Interests	Total
September 30, 2023	$2,948	$5,844,578	$4,324,187	$(1,402,607)	$(8,247,103)	$144,284	$666,287
Net income	—	—	1,022,275	—	—	1,938	1,024,213
Other comprehensive income	—	—	—	142,319	—	455	142,774
Cash dividends, $1.02 per share	—	—	(212,692)	—	—	—	(212,692)
Exercises of stock options	2	18,627	—	—	—	—	18,629
Share-based compensation expense	—	91,232	—	—	—	—	91,232
Purchases of common stock	—	—	—	—	(439,752)	—	(439,752)
Employee tax withholdings related to restricted share vesting	—	—	—	—	(60,086)	—	(60,086)
Other, net	9	(795)	—	—	—	(2,797)	(3,583)
March 31, 2024	$2,959	$5,953,642	$5,133,770	$(1,260,288)	$(8,746,941)	$143,880	$1,227,022

See notes to consolidated financial statements.

CENCORA, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Six months ended March 31,
(in thousands)	2025	2024
OPERATING ACTIVITIES
Net income	$1,211,136	$1,024,213
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation, including amounts charged to cost of goods sold	237,226	222,678
Amortization, including amounts charged to interest expense	308,219	335,523
Provision for credit losses	12,355	27,597
Provision (benefit) for deferred income taxes	21,133	(36,144)
Share-based compensation expense	98,836	91,232
LIFO expense (credit)	32,145	(71,280)
Turkey highly inflationary impact	26,060	40,129
Adjustments to RCA equity units (Note 2)	37,460	—
Loss on divestiture of businesses	35,539	—
(Gain) loss on remeasurement of equity investment	(3,300)	11,431
Other, net	9,814	14,158
Changes in operating assets and liabilities, excluding the effects of acquisitions and divestitures:
Accounts receivable	(218,043)	(1,682,145)
Inventories	34,252	(119,023)
Prepaid expenses and other assets	94,273	20,396
Accounts payable	(669,479)	497,670
Accrued expenses	(489,470)	(234,547)
Income taxes payable and other liabilities	(145,700)	(43,000)
Long-term accrued litigation liability	—	(92,174)
NET CASH PROVIDED BY OPERATING ACTIVITIES	632,456	6,714
INVESTING ACTIVITIES
Capital expenditures	(234,953)	(186,970)
Cost of acquired companies, net of cash acquired	(3,947,761)	(2,310)
Cost of equity investments	(192,576)	(8,021)
Non-customer note receivable	(34,814)	(50,000)
Other, net	(10,558)	15,014
NET CASH USED IN INVESTING ACTIVITIES	(4,420,662)	(232,287)
FINANCING ACTIVITIES
Senior notes and loan borrowings	3,320,674	634,946
Senior notes and loan repayments	(548,565)	(119,857)
Borrowings under revolving and securitization credit facilities	43,631,727	47,936,041
Repayments under revolving and securitization credit facilities	(42,948,335)	(47,978,721)
Purchases of common stock	(435,471)	(436,378)
Exercises of stock options	15,778	18,629
Cash dividends on common stock	(222,076)	(212,692)
Employee tax withholdings related to restricted share vesting	(77,558)	(60,086)
Other, net	(18,762)	(10,381)
NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES	2,717,412	(228,499)
EFFECT OF EXCHANGE RATE CHANGES ON CASH, CASH EQUIVALENTS, AND RESTRICTED CASH	(48,520)	(13,671)
DECREASE IN CASH, CASH EQUIVALENTS, AND RESTRICTED CASH	(1,119,314)	(467,743)
Cash, cash equivalents, and restricted cash at beginning of period	3,297,880	2,752,889
CASH, CASH EQUIVALENTS, AND RESTRICTED CASH AT END OF PERIOD	$2,178,566	$2,285,146

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
The accompanying unaudited consolidated financial statements have been prepared in conformity with U.S. generally accepted accounting principles ("GAAP") for interim financial information and in accordance with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. In the opinion of management, all adjustments (consisting only of normal recurring accruals, except as otherwise disclosed herein) considered necessary to present fairly the financial position as of March 31, 2025 and the results of operations and cash flows for the interim periods ended March 31, 2025 and 2024 have been included. Certain information and disclosures normally included in financial statements presented in accordance with U.S. GAAP, but which are not required for interim reporting purposes, have been omitted. The accompanying unaudited consolidated financial statements should be read in conjunction with the financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the fiscal year ended September 30, 2024.
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
The following represents a reconciliation of cash and cash equivalents in the Consolidated Balance Sheets to cash, cash equivalents, and restricted cash in the Consolidated Statements of Cash Flows:

(amounts in thousands)	March 31, 2025	September 30, 2024	March 31, 2024	September 30, 2023
	(unaudited)		(unaudited)
Cash and cash equivalents	$1,978,061	$3,132,648	$2,068,858	$2,592,051
Restricted cash (included in Prepaid Expenses and Other)	132,298	98,596	151,446	97,722
Restricted cash (included in Other Assets)	68,207	66,636	64,842	63,116
Cash, cash equivalents, and restricted cash	$2,178,566	$3,297,880	$2,285,146	$2,752,889
Recently Adopted Accounting Pronouncements
As of March 31, 2025, there were no recently-adopted accounting standards that had a material impact on the Company’s financial position, results of operations, cash flows, or notes to the financial statements upon their adoption.
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

Note 2. Acquisition
On January 2, 2025, the Company acquired an 85% interest in Retina Consultants of America ("RCA") for $4,036.1 million in cash (subject to customary post-closing adjustments), $694.4 million of contingent consideration related to equity units for certain RCA physicians and members of management that retained the remaining 15% interest in RCA, $556.0 million for the settlement of a receivable resulting from a pre-existing commercial relationship between the Company and RCA, and $393.1 million for contingent consideration payable to the sellers associated with RCA's achievement of certain predefined business objectives in fiscal 2027 and fiscal 2028. The Company funded the cash purchase price through a combination of cash on hand and new debt financing (see Note 6). The Company believes the acquisition of RCA will allow it to broaden its relationships with community providers and to build on its leadership in specialty pharmaceuticals within its U.S. Healthcare Solutions reportable segment.
The purchase price has been preliminarily allocated to the underlying assets acquired and liabilities assumed based upon their estimated fair values at the date of the acquisition in the table that follows. The allocation as of March 31, 2025 is pending the finalization of the third-party appraisals of intangible assets and corresponding deferred taxes, the finalization of working capital and related account balances, and the lease right-of-use assets and liabilities. There can be no assurance that the estimated amounts recorded will represent the final purchase price allocation.

(in thousands)
Consideration
Cash	$4,036,055
Total estimated contingent consideration	1,087,450
Settlement of a receivable resulting from a pre-existing commercial relationship	556,042
Estimated fair value of total consideration	$5,679,547

Recognized amounts of identifiable assets acquired and liabilities assumed
Cash and cash equivalents	$143,312
Accounts receivable	449,897
Inventories	110,564
Prepaid expenses and other	12,866
Property and equipment	173,098
Goodwill	4,799,490
Other intangible assets	178,000
Deferred income taxes	37,911
Other assets	222,283
Total assets acquired	$6,127,421

Accounts payable	$72,385
Accrued expenses and other	162,854
Accrued income taxes	2,859
Other liabilities	209,441
Total liabilities assumed	$447,539

Net assets acquired	$5,679,882

Total estimated contingent consideration	(1,087,450)
Settlement of a receivable resulting from a pre-existing commercial relationship	(556,042)
Noncontrolling interest	(335)
Total cash paid	4,036,055
Cash acquired	(143,312)
Net cash paid	$3,892,743

As part of the acquisition, certain RCA physicians and members of management retained equity in RCA. The Company evaluated the equity unit arrangements to determine if the contingent payments were part of the purchase price or post-acquisition compensation expense, which would be recognized over any future service period. The $694.4 million of contingent consideration for the retained equity units was concluded to be a part of the purchase price and initially recorded at its fair value at the time of the acquisition based on the unit price that the Company paid to acquire RCA times the number of equity units retained by RCA physicians and members of management, and represents a Level 3 fair value measurement. The equity units retained by RCA physicians have an embedded option feature that is a liability classified compensation arrangement. The estimated initial fair value of this embedded option feature is approximately $211 million and will be expensed ratably over a period of 1.5 years. The fair value of the embedded option feature was determined using a Black-Scholes model that included assumptions for expected life and volatility, and represents a Level 3 fair value measurement. During the three months ended March 31, 2025, the Company recognized an additional liability and expense of $37.5 million related to this embedded option feature and other incentive units granted in conjunction with the acquisition of RCA in Acquisition-Related Deal and Integration Expenses in its Consolidated Statement of Operations. The liability and associated future expenses may vary based on the change in the estimated fair value. There was no change in the estimated fair value of the liability related to the equity units, which is recorded in Other Liabilities on the Company's Consolidated Balance Sheet, as of March 31, 2025, from the estimated initial fair value.
The $393.1 million of contingent consideration represents an estimate for RCA's achievement of certain predefined business objectives in fiscal 2027 and fiscal 2028 and provides for the potential payment to the sellers of up to $500 million in the aggregate. The fair value of this liability was determined based on a weighted probability of the achievement of these objectives, and represents a Level 3 fair value measurement. There was no change in the estimated fair value of the liability related to the achievement of the predetermined business objectives, which is recorded in Other Liabilities on the Company's Consolidated Balance Sheet, as of March 31, 2025.
The estimated fair value of the trade name acquired is $178.0 million and the estimated useful life is 15 years.
Approximately $1,055 million of goodwill resulting from this acquisition is expected to be deductible for income tax purposes.
The Company incurred $65.1 million of acquisition-related costs in connection with this acquisition in the six months ended March 31, 2025. These costs are included in Acquisition-Related Deal and Integration Expenses in the Company's Consolidated Statements of Operations.
The Company's consolidated results of operations since the acquisition date include RCA revenue of $672.4 million. RCA's results of operations are included in the U.S. Healthcare Solutions reportable segment within the Company's business segment information (see Note 12).

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
The following assets and liabilities of Profarma are included in the Company's Consolidated Balance Sheets:

(in thousands)	March 31, 2025	September 30, 2024
Cash and cash equivalents	$14,888	$58,082
Accounts receivables, net	245,532	236,930
Inventories	266,783	259,299
Prepaid expenses and other	57,810	68,612
Property and equipment, net	54,317	49,869
Other intangible assets	55,988	58,116
Other long-term assets	90,115	83,765
Total assets	$785,433	$814,673

Accounts payable	$323,562	$307,201
Accrued expenses and other	53,236	56,597
Short-term debt	55,196	76,308
Long-term debt	77,080	91,246
Deferred income taxes	15,545	19,227
Other long-term liabilities	66,577	61,690
Total liabilities	$591,196	$612,269
Profarma's assets can only be used to settle its obligations, and its creditors do not have recourse to the general credit of the Company.
Note 4. Income Taxes
The Company files income tax returns in U.S. federal, state, and various foreign jurisdictions. As of March 31, 2025, the Company had unrecognized tax benefits, defined as the aggregate tax effect of differences between tax return positions and the benefits recognized in the Company’s financial statements, of $571.0 million ($519.6 million, net of federal benefit). If recognized, $509.7 million of these tax benefits would have reduced income tax expense and the effective tax rate. Included in this amount is $55.7 million of interest and penalties, which the Company records in Income Tax Expense in its Consolidated Statements of Operations. In the six months ended March 31, 2025, unrecognized tax benefits increased by $26.0 million. Over the next 12 months, tax authority audit resolutions and the expiration of statutes of limitations could result in a reduction of unrecognized tax benefits by approximately $13.1 million.
The Company's effective tax rates were 22.7% and 21.8% for the three and six months ended March 31, 2025 respectively. The Company's effective tax rates were 9.8% and 18.1% for the three and six months ended March 31, 2024, respectively. The effective tax rates for the three and six months ended March 31, 2025 were higher than the U.S. statutory rate primarily due to U.S. state income taxes, offset in part by the benefit of non-U.S. income taxed at rates lower than the U.S. statutory rate and benefits associated with equity compensation. The effective tax rates for the three and six months ended March 31, 2024 were lower than the U.S. statutory rate primarily due to discrete tax benefits associated with foreign valuation allowance adjustments, non-U.S. income taxed at rates lower than the U.S. statutory rate, and tax benefits associated with equity compensation, offset in part by U.S. state income taxes.

Note 5. Goodwill and Other Intangible Assets
The following is a summary of the changes in the carrying value of goodwill, by reportable segment, for the six months ended March 31, 2025:

(in thousands)	U. S. Healthcare Solutions	International Healthcare Solutions	Total
Goodwill as of September 30, 2024	$6,208,522	$3,109,505	$9,318,027
Goodwill recognized in connection with acquisitions	4,799,490	47,763	4,847,253
Foreign currency translation	(1,093)	(72,775)	(73,868)
Goodwill as of March 31, 2025	$11,006,919	$3,084,493	$14,091,412
The following is a summary of other intangible assets:

	March 31, 2025				September 30, 2024
(in thousands)	Weighted Average Remaining Useful Life	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Indefinite-lived trade names		$17,000	$—	$17,000	$17,000	$—	$17,000
Finite-lived:
Customer relationships	13 years	5,063,277	(1,671,219)	3,392,058	5,090,864	(1,536,081)	3,554,783
Trade names and other	9 years	1,433,730	(979,953)	453,777	1,259,954	(830,691)	429,263
Total other intangible assets		$6,514,007	$(2,651,172)	$3,862,835	$6,367,818	$(2,366,772)	$4,001,046
Amortization expense for finite-lived intangible assets was $138.0 million and $165.5 million in the three months ended March 31, 2025 and 2024, respectively. Amortization expense for finite-lived intangible assets was $303.8 million and $331.9 million in the six months ended March 31, 2025 and 2024, respectively. Amortization expense for finite-lived intangible assets is estimated to be $552.7 million in fiscal 2025, $385.4 million in fiscal 2026, $326.9 million in fiscal 2027, $315.1 million in fiscal 2028, $303.0 million in fiscal 2029, and $2,266.5 million thereafter.

Note 6. Debt
Debt consisted of the following:

(in thousands)	March 31, 2025	September 30, 2024
Multi-currency revolving credit facility due in 2029	$708,000	$—
Receivables securitization facility due in 2027	—	—
Term loan due in 2027	1,498,953	—
364-day revolving credit facility due in 2025	—	—
Money market facility due in 2027	—	—
$500,000, 3.250% senior notes due 2025	—	499,738
$750,000, 3.450% senior notes due 2027	747,728	747,308
$500,000, 4.625% senior notes due 2027	496,696	—
$600,000, 4.850% senior notes due 2029	596,199	—
$500,000, 2.800% senior notes due 2030	496,870	496,564
$1,000,000, 2.700% senior notes due 2031	993,278	992,718
$500,000, 5.125% senior notes due 2034	494,810	494,514
$700,000, 5.150% senior notes due 2035	694,633	—
$500,000, 4.250% senior notes due 2045	495,685	495,574
$500,000, 4.300% senior notes due 2047	493,954	493,821
Alliance Healthcare debt	7,125	286
Nonrecourse debt	132,276	167,553
Total debt	7,856,207	4,388,076
Less current portion of senior notes	—	499,738
Less borrowings outstanding under multi-currency revolving credit facility	708,000	—
Less Alliance Healthcare current portion	7,125	286
Less nonrecourse current portion	55,196	76,307
Long-term debt	$7,085,886	$3,811,745
Multi-Currency Revolving Credit Facility
    The Company has a $2.4 billion multi-currency senior unsecured revolving credit facility ("Multi-Currency Revolving Credit Facility") with a syndicate of lenders, which is scheduled to expire in October 2029. Interest on borrowings under the Multi-Currency Revolving Credit Facility accrues at specified rates based upon the Company’s debt ratings. The Company pays facility fees to maintain the availability under the Multi-Currency Revolving Credit Facility at specified rates based on its debt rating. The Company may choose to repay or reduce its commitments under the Multi-Currency Revolving Credit Facility at any time. The Multi-Currency Revolving Credit Facility contains covenants, including compliance with a financial leverage ratio test, as well as others that impose limitations on, among other things, indebtedness of subsidiaries and asset sales, with which the Company was compliant as of March 31, 2025.
364-Day Revolving Credit Facility
In November 2024, the Company entered into an agreement pursuant to which it obtained a $1.0 billion senior unsecured revolving credit facility (the "364-Day Revolving Credit Facility") with a syndicate of lenders, which is scheduled to expire 364 days after the January 2, 2025 closing of the RCA acquisition, the date on which borrowings under this facility became available to the Company. Interest on borrowings under the 364-Day Revolving Credit Facility will accrue at a rate equal to either an adjusted SOFR plus an applicable margin or an alternate base rate plus an applicable margin, in each case based on the Company’s public debt ratings. The Company may choose to reduce its commitment under the 364-Day Revolving Credit Facility at any time. The Company also has the right to prepay borrowings under the 364-Day Revolving Credit Facility at any time, in whole or in part and without premium or penalty, provided that the amount of any such prepayment meets certain minimum thresholds.

Commercial Paper Program
    The Company has a $3.4 billion commercial paper program, which does not increase its borrowing capacity, that is fully backed by its Multi-Currency Revolving Credit Facility and the 364-Day Revolving Credit Facility. The Company may, from time to time, issue short-term promissory notes in an aggregate amount of up to $3.4 billion at any one time. Amounts available under the program may be borrowed, repaid, and re-borrowed from time to time. The maturities on the notes will vary but may not exceed 365 days from the date of issuance. The notes will bear interest, if interest bearing, or will be sold at a discount from their face amounts. There were $708.0 million of borrowings outstanding under the commercial paper program as of March 31, 2025 and none outstanding as of September 30, 2024.
Receivables Securitization Facility
The Company has a $1,450 million receivables securitization facility ("Receivables Securitization Facility"), which is scheduled to expire in October 2027. The Company has available to it an accordion feature whereby the commitment on the Receivables Securitization Facility may be increased by up to $250 million, subject to lender approval, for seasonal needs during the December and March quarters. Interest rates are based on prevailing market rates for short-term commercial paper or 30-day Term SOFR, plus a program fee. The Company pays a customary unused fee at prevailing market rates, monthly, to maintain the availability under the Receivables Securitization Facility. The Receivables Securitization Facility contains similar covenants to the Multi-Currency Revolving Credit Facility, with which the Company was compliant as of March 31, 2025. There were no borrowings outstanding under the Receivables Securitization Facility as of March 31, 2025 and September 30, 2024.
Money Market Facility
    The Company has an uncommitted, unsecured line of credit available to it pursuant to a money market credit agreement (the "Money Market Facility"). The Money Market Facility provides the Company with the ability to request short-term, unsecured revolving credit loans from time to time in a principal amount not to exceed $100 million. In February 2025, the Company entered into an amendment to the Money Market Facility pursuant to which it may request short-term unsecured revolving credit loans in a principal amount not to exceed $750 million until June 30, 2025, after which date the facility limit will revert to $100 million. The Money Market Facility may be decreased or terminated by the bank or the Company at any time without prior notice.
Term Loan
In January 2025, the Company borrowed $1.5 billion on a variable-rate term loan ("Term Loan") that matures in December 2027. The Term Loan was used to finance a portion of the acquisition of RCA (see Note 2). The Term Loan bears interest at a rate equal to either an adjusted SOFR plus an applicable margin or an alternate base rate plus an applicable margin. The margins are based on the Company's public debt ratings. The Term Loan contains similar covenants to the Multi-Currency Revolving Credit Facility. The Company has the right to prepay the borrowings under the Term Loan at any time, in whole or in part and without premium or penalty. On May 5, 2025, the Company elected to make an early principal payment of $100 million on the Term Loan.
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
The senior notes discussed above and also illustrated in the above debt table are collectively referred to as the "Notes." Interest on the Notes is payable semiannually in arrears. Most of the Notes were sold at small discounts to the principal amounts and, therefore, have effective yields that are greater than the stated interest rates in the table above. Costs incurred in connection with the issuance of the Notes were deferred and are being amortized over the terms of the Notes. The indentures governing the Notes contain restrictions and covenants, which include limitations on additional indebtedness; distributions to stockholders; the repurchase of stock and the making of other restricted payments; issuance of preferred stock; creation of certain liens; transactions with subsidiaries and other affiliates; and certain corporate acts such as mergers, consolidations, and the sale of substantially all assets. An additional covenant requires compliance with a financial leverage ratio test. The Company was compliant with all covenants as of March 31, 2025.

In March 2025, the Company's $500 million of 3.250% senior notes matured and was repaid.
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
Note 7. Stockholders’ Equity and Earnings per Share
In March 2024, the Company's Board of Directors authorized a share repurchase program allowing the Company to purchase up to $2.0 billion of its outstanding shares of common stock, subject to market conditions. In the six months ended March 31, 2025, the Company purchased 1.9 million shares of its common stock for a total of $435.4 million. As of March 31, 2025, the Company had $882.2 million of availability under this program.
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
    The following illustrates the components of diluted weighted average shares outstanding for the periods indicated:

	Three months ended March 31,		Six months ended March 31,
(in thousands)	2025	2024	2025	2024
Weighted average common shares outstanding - basic	193,796	199,406	193,780	199,747
Dilutive effect of restricted stock units and stock options	1,298	1,771	1,364	1,763
Weighted average common shares outstanding - diluted	195,094	201,177	195,144	201,510
The potentially dilutive restricted stock units that were antidilutive for the three months ended March 31, 2025 and 2024 were 2 thousand and 10 thousand, respectively. The potentially dilutive restricted stock units that were antidilutive for the six months ended March 31, 2025 and 2024 were 137 thousand and 165 thousand, respectively.
Note 8. Restructuring and Other Expenses
    The following illustrates expenses incurred by the Company relating to Restructuring and Other Expenses for the periods indicated:

	Three months ended March 31,		Six months ended March 31,
(in thousands)	2025	2024	2025	2024
Restructuring and employee severance costs	$25,103	$11,731	$44,658	$23,025
Business transformation efforts	26,046	33,728	51,120	58,450
Other, net	1,708	30,168	2,839	28,593
Total restructuring and other expenses	$52,857	$75,627	$98,617	$110,068
Restructuring and employee severance costs in the three and six months ended March 31, 2025 primarily included workforce reductions in both of the Company's reportable segments. Restructuring and employee severance costs in the three and six months ended March 31, 2024 primarily included expenses incurred related to facility closures in connection with the Company's office optimization plan and workforce reductions in both of its reportable segments.
Business transformation efforts in the three and six months ended March 31, 2025 and 2024 included rebranding costs associated with the Company's name change to Cencora and non-recurring expenses related to significant strategic initiatives to improve operational efficiency, including certain technology initiatives. The majority of these costs are related to services provided by third-party consultants.

In February 2024, Company experienced a cybersecurity event where data from its information systems was exfiltrated. In connection with this event, the Company incurred costs that were recorded in Other, net in the above table. The majority of the costs included in Other, net in the three and six months ended March 31, 2024 related to this cybersecurity event.
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
On July 21, 2021, the Company announced that it and the two other national pharmaceutical distributors had negotiated a Distributor Settlement Agreement that, if all conditions were satisfied, would result in the resolution of a substantial majority of opioid lawsuits filed by state and local governmental entities. The Distributor Settlement Agreement became effective on April 2, 2022, and as of March 31, 2025, it included 48 of 49 eligible states (the "Settling States") as well as 99% by population of the eligible political subdivisions in the Settling States. The Distributor Settlement Agreement requires the Company to comply with certain requirements, including the establishment of a clearinghouse that will consolidate data from all three national pharmaceutical distributors. The States of Alabama and West Virginia and their subdivisions and Native American tribes are not a part of the Distributor Settlement Agreement, and the Company has reached separate agreements with those groups. In Maryland, a trial commenced on September 16, 2024 in a case filed by the Mayor and City Council of Baltimore. On November 12, 2024, the jury returned a verdict finding ABDC (and another national distributor) liable for public nuisance and assessing approximately $274 million total in compensatory damages, approximately $74 million of which was assessed against ABDC. A second phase of the trial began on December 11, 2024 related to the City of Baltimore's request for an abatement remedy and proceeded as a bench trial. The Court has not yet issued its ruling from the abatement phase. While the judgment is not yet final, the Company is evaluating next steps, including a possible appeal. The $74 million is a component of the Company's $4.7 billion litigation liability as of March 31, 2025 as described below.

The MDL Court selected four cases filed by third-party payors to serve as additional litigation bellwethers. On May 31, 2024, the MDL Court severed and stayed these four cases against the Company and the two other national pharmaceutical distributors, pursuant to ongoing settlement discussions to resolve litigation filed by a putative class of third-party payors. On August 29, 2024, the Company and two other national pharmaceutical distributors entered into a proposed class action settlement agreement to resolve the opioid-related claims of a proposed settlement class of third-party payors. Pursuant to the agreement, the Company recorded a $93.0 million litigation expense accrual in its fiscal 2024 Consolidated Statement of Operations. The MDL Court granted a motion for preliminary approval of the proposed class action settlement on September 3, 2024. Following a time period for submission of any objections or requests to be excluded from the settlement, the MDL granted final approval of the settlement during a fairness hearing held on January 13, 2025 and entered a final approval order on January 15, 2025. On February 13, 2025, the sole objector to the settlement filed a notice of appeal of the final approval order. That appeal remains pending before the United States Court of Appeals for the Sixth Circuit.
On September 26, 2024, the Company and two other national pharmaceutical distributors entered into a proposed class action settlement agreement to resolve the opioid-related claims of a proposed settlement class of hospitals. The Company recorded a $120.9 million litigation expense accrual in its fiscal 2024 Consolidated Statement of Operations, representing the Company's expected share of the potential class action settlement. Pursuant to these settlement discussions, a case in Alabama that involved up to eight plaintiff hospitals, and that was scheduled to begin trial on July 8, 2024, was severed and stayed as to the Company. On October 30, 2024, the United States District Court for the District of New Mexico granted a motion for preliminary approval of the proposed class action settlement. Following notice to class members, a time period for submission of any objections to the settlement or requests to be excluded from the settlement, and a fairness hearing on March 4, 2025, the court granted final approval of the settlement and entered a final approval order. The settlement became effective on April 4, 2025.
The Company’s accrued litigation liability related to the Distributor Settlement Agreement, including the State of Alabama and an estimate for non-participating government subdivisions (with whom the Company has not reached a settlement agreement), as well as other opioid-related litigation for which it has reached settlement agreements, as described above, was $4.7 billion as of March 31, 2025 and $4.9 billion as of September 30, 2024. The $4.7 billion liability will be paid over 14 years. The Company currently estimates that $416.5 million will be paid prior to March 31, 2026, which is recorded in Accrued Expenses and Other on the Company’s Consolidated Balance Sheet. The remaining long-term liability of $4.3 billion is recorded in Accrued Litigation Liability on the Company’s Consolidated Balance Sheet. While the Company has accrued its estimated liability for opioid litigation, it is unable to estimate the range of possible loss associated with the matters that are not included in the accrual. Because loss contingencies are inherently unpredictable and unfavorable developments or resolutions can occur, the assessment is highly subjective and requires judgments about future events. The Company regularly reviews opioid litigation matters to determine whether its accrual is adequate. The amount of ultimate loss may differ materially from the amount accrued to date. Until such time as otherwise resolved, the Company will continue to litigate and prepare for trial and to vigorously defend itself in all such matters. Since these matters are still developing, the Company is unable to predict the outcome, but the result of these lawsuits could include excessive monetary verdicts and/or injunctive relief that may affect the Company’s operations. Additional lawsuits regarding the distribution of prescription opioid pain medications have been filed and may continue to be filed by a variety of types of plaintiffs, including lawsuits filed by non-governmental or non-political entities and individuals, among others. The Company is vigorously defending itself in the pending lawsuits and intends to vigorously defend itself against any threatened lawsuits or enforcement proceedings.
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
On March 3, 2022, the United States Attorney’s Office for the Western District of Virginia notified the Company of the existence of a criminal investigation into MWI Veterinary Supply Co. ("MWI"), the Company’s animal health subsidiary, in connection with grand jury subpoenas to which MWI previously responded relating to compliance with state and federal regulatory requirements governing wholesale shipments of animal health products to customers. In October 2024, the Company reached an agreement in principle to resolve these claims. While negotiations are still ongoing and no agreement has been finalized, pursuant to the agreement in principle the Company recorded a $49.1 million litigation expense accrual in its fiscal 2024 Consolidated Statement of Operations. This liability is included in Accrued Expenses and Other on the Company's Consolidated Balance Sheet as of March 31, 2025.

Note 10. Antitrust Settlements
Numerous lawsuits have been filed against certain brand pharmaceutical manufacturers alleging that the manufacturer, by itself or in concert with others, took improper actions to delay or prevent generic drugs from entering the market. These lawsuits are generally brought as class actions. The Company has not been named as a plaintiff in these lawsuits but has been a member of the direct purchasers' class (i.e., those purchasers who purchase directly from these pharmaceutical manufacturers). None of the lawsuits has gone to trial, but some have settled in the past with the Company receiving proceeds from the settlement funds. The Company recognized gains related to these lawsuits of $198.6 million and $8.7 million in the three months ended March 31, 2025 and 2024, respectively. The Company recognized gains related to these lawsuits of $221.5 million and $57.0 million in the six months ended March 31, 2025 and 2024, respectively. These gains, which are net of attorney fees and estimated payments due to other parties, were recorded as reductions to cost of goods sold in the Company’s Consolidated Statements of Operations.
Note 11. Fair Value of Financial Instruments
The recorded amounts of the Company's cash and cash equivalents, accounts receivable, and accounts payable as of March 31, 2025 and September 30, 2024 approximate fair value based upon the relatively short-term nature of these financial instruments. Within Cash and Cash Equivalents, the Company had no investments in money market accounts as of March 31, 2025 and had $1,190.0 million of investments in money market accounts as of September 30, 2024. The fair value of the money market accounts was determined based upon unadjusted quoted prices in active markets for identical assets, otherwise known as Level 1 inputs.
The recorded amount of long-term debt (see Note 6) and the corresponding fair value as of March 31, 2025 were $7,085.9 million and $6,829.6 million, respectively. The recorded amount of long-term debt and the corresponding fair value as of September 30, 2024 were $3,811.7 million and $3,588.0 million, respectively. The fair value of long-term debt was determined based upon inputs other than quoted prices, otherwise known as Level 2 inputs.
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
The following illustrates reportable and operating segment disaggregated revenue as required by Accounting Standards Codification 606, "Revenue from Contracts with Customer," for the periods indicated:

	Three months ended March 31,		Six months ended March 31,
(in thousands)	2025	2024	2025	2024
U.S. Healthcare Solutions:
Human Health	$66,920,799	$59,984,359	$139,573,942	$123,882,524
Animal Health	1,363,032	1,308,538	2,743,017	2,594,175
Total U.S. Healthcare Solutions	68,283,831	61,292,897	142,316,959	126,476,699
International Healthcare Solutions:
Alliance Healthcare	5,771,990	5,754,980	11,771,190	11,480,544
Other Healthcare Solutions	1,401,566	1,368,405	2,859,707	2,713,068
Total International Healthcare Solutions	7,173,556	7,123,385	14,630,897	14,193,612
Intersegment eliminations	(3,714)	(1,975)	(7,123)	(3,171)
Revenue	$75,453,673	$68,414,307	$156,940,733	$140,667,140
The following illustrates reportable segment operating income information for the periods indicated:

	Three months ended March 31,		Six months ended March 31,
(in thousands)	2025	2024	2025	2024
U.S. Healthcare Solutions	$1,033,150	$841,064	$1,800,494	$1,539,188
International Healthcare Solutions	159,301	192,720	341,394	380,315
Intersegment eliminations	(187)	—	(316)	—
Total segment operating income	$1,192,264	$1,033,784	$2,141,572	$1,919,503

The following reconciles total segment operating income to income before income taxes for the periods indicated:

	Three months ended March 31,		Six months ended March 31,
(in thousands)	2025	2024	2025	2024
Total segment operating income	$1,192,264	$1,033,784	$2,141,572	$1,919,503
Gains from antitrust litigation settlements	198,646	8,714	221,516	56,962
LIFO (expense) credit	(39,469)	22,835	(32,145)	71,280
Turkey highly inflationary impact	(14,479)	(23,053)	(21,634)	(40,279)
Acquisition-related intangibles amortization	(137,011)	(164,799)	(301,867)	(330,523)
Litigation and opioid-related expenses, net	(11,524)	(225,985)	(28,289)	(147,068)
Acquisition-related deal and integration expenses	(99,380)	(22,610)	(138,092)	(43,673)
Restructuring and other expenses	(52,857)	(75,627)	(98,617)	(110,068)
Operating income	1,036,190	553,259	1,742,444	1,376,134
Other loss, net	3,546	22,063	61,420	20,976
Interest expense, net	103,988	64,130	131,921	104,694
Income before income taxes	$928,656	$467,066	$1,549,103	$1,250,464
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
Litigation and opioid-related expenses, net in the three and six months ended March 31, 2024 includes a $214.0 million litigation accrual for ongoing litigation related to the distribution of prescription opioid medications (see Note 9). The six-month period ended March 31, 2024 also includes a net $92.2 million opioid litigation settlement accrual reduction primarily as a result of the Company's prepayment of the net present value of a future obligation as permitted under its opioid settlement agreements.
The Company recorded a $35.5 million loss on the divestiture of non-core businesses in the six months ended March 31, 2025 in other loss, net.

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
Recent Development
On January 2, 2025, we acquired an 85% interest in Retina Consultants of America ("RCA") for $4,036.1 million in cash (subject to customary post-closing adjustments), $694.4 million of contingent consideration related to equity units for certain RCA physicians and members of management that retained the remaining 15% interest in RCA, $556.0 million for the settlement of a receivable resulting from a pre-existing commercial relationship between us and RCA, and $393.1 million for contingent consideration payable to the sellers associated with RCA's achievement of certain predefined business objectives in fiscal 2027 and fiscal 2028 (see Note 2 of the Notes to Consolidated Financial Statements for the preliminary allocation of the purchase price). We funded the cash purchase price through a combination of cash on hand and new debt financing (see Note 6 of the Notes to Consolidated Financial Statements). We believe the acquisition of RCA will allow us to broaden our relationships with community providers and to build on our leadership in specialty pharmaceuticals. RCA's results of operations are included in the U.S. Healthcare Solutions segment within our business segment information.
Executive Summary
    This executive summary provides highlights from the results of operations that follow:
•Revenue increased by $7.0 billion, or 10.3%, and $16.3 billion, or 11.6%, from the prior year quarter and six-month period, respectively, primarily due to growth in the U.S. Healthcare Solutions segment. The U.S. Healthcare Solutions segment grew its revenue by $7.0 billion, or 11.4%, and $15.8 billion, or 12.5%, from the prior year quarter and six-month period, respectively, primarily due to overall market growth largely driven by unit volume growth, including increased sales of products labeled for diabetes and/or weight loss in the GLP-1 class of $2.2 billion, or 36.1%, and $5.4 billion, or 44.5%, from the prior year quarter and six-month period, respectively, and increased sales of specialty products to physician practices and health systems. International Healthcare Solutions' revenue increased by $0.1 billion, or 0.7%, and $0.4 billion, or 3.1%, from the prior year quarter and six-month period, respectively.
•Gross profit increased by $521.8 million, or 20.6%, and $611.0 million, or 12.2%, from the prior year quarter and six-month period, respectively, primarily due to the increases in gross profit in the U.S. Healthcare Solutions segment and larger gains from antitrust litigation settlements, offset in part by last-in, first-out ("LIFO") expense in the current year periods in comparison to LIFO credits in the prior year periods and decreases in gross profit in the International Healthcare Solutions segment. U.S. Healthcare Solutions' gross profit increased by $441.7 million, or 26.3%, and $555.5 million, or 17.1%, from the prior year quarter and six-month period, respectively. Gross profit in International Healthcare Solutions decreased by $55.1 million, or 6.5%, and $22.1 million, or 1.3%, from the prior year quarter and six-month period, respectively.
•Total operating expenses increased by $38.9 million, or 2.0%, and $244.7 million, or 6.7%, from the prior year quarter and six-month period, respectively, primarily due to the January 2025 acquisition of RCA and the increase in acquisition-related deal and integration expenses, offset in part by a large decrease in litigation and opioid-related expenses in the current year quarter.
•Total segment operating income increased by $158.5 million, or 15.3%, and $222.1 million, or 11.6%, from the prior year quarter and six-month period, respectively. U.S. Healthcare Solutions' operating income increased by $192.1 million, or 22.8%, and $261.3 million, or 17.0%, from the prior year quarter and six-month period, respectively. International Healthcare Solutions' operating income decreased by $33.4 million, or 17.3%, and $38.9 million, or 10.2%, from the prior year quarter and six-month period, respectively.
•Our effective tax rates were 22.7% and 21.8% for the three and six months ended March 31, 2025, respectively. Our effective tax rates were 9.8% and 18.1% for the three and six months ended March 31, 2024, respectively. The effective tax rates for the three and six months ended March 31, 2025 were higher than the U.S. statutory rate primarily due to U.S. state income taxes, offset in part by the benefit of non-U.S. income taxed at rates lower than the U.S. statutory rate and benefits associated with equity compensation. The effective tax rates for the three and six months ended March 31, 2024 were lower than the U.S. statutory rate primarily due to discrete tax benefits associated with foreign valuation allowance adjustments, non-U.S. income taxed at rates lower than the U.S. statutory rate, and tax benefits associated with equity compensation, offset in part by U.S. state income taxes.

Results of Operations
Revenue

	Three months ended March 31,			Six months ended March 31,
(dollars in thousands)	2025	2024	Change	2025	2024	Change
U.S. Healthcare Solutions:
Human Health	$66,920,799	$59,984,359	11.6%	$139,573,942	$123,882,524	12.7%
Animal Health	1,363,032	1,308,538	4.2%	2,743,017	2,594,175	5.7%
Total U.S. Healthcare Solutions	68,283,831	61,292,897	11.4%	142,316,959	126,476,699	12.5%
International Healthcare Solutions:
Alliance Healthcare	5,771,990	5,754,980	0.3%	11,771,190	11,480,544	2.5%
Other Healthcare Solutions	1,401,566	1,368,405	2.4%	2,859,707	2,713,068	5.4%
Total International Healthcare Solutions	7,173,556	7,123,385	0.7%	14,630,897	14,193,612	3.1%
Intersegment eliminations	(3,714)	(1,975)		(7,123)	(3,171)
Revenue	$75,453,673	$68,414,307	10.3%	$156,940,733	$140,667,140	11.6%
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
Revenue increased by $7.0 billion, or 10.3%, and $16.3 billion, or 11.6%, from the prior year quarter and six-month period, respectively, primarily due to growth in the U.S. Healthcare Solutions segment.
The U.S. Healthcare Solutions segment grew its revenue by $7.0 billion, or 11.4%, and $15.8 billion, or 12.5%, from the prior year quarter and six-month period, respectively, primarily due to overall market growth largely driven by unit volume growth, including increased sales of products labeled for diabetes and/or weight loss in the GLP-1 class of $2.2 billion, or 36.1%, and $5.4 billion, or 44.5%, from the prior year quarter and six-month period, respectively, and increased sales of specialty products to physician practices and health systems. Sales, including GLP-1 products, to our two largest customers increased by $0.8 billion and $4.2 billion from the prior year quarter and six-month period, respectively.
International Healthcare Solutions' revenue increased by $0.1 billion, or 0.7%, and $0.4 billion, or 3.1%, from the prior year quarter and six-month period, respectively. The revenue increase in the six months ended March 31, 2025 was primarily due to increased sales of $0.3 billion at our European distribution business and increased sales of $0.1 billion at our Canadian business.
A number of our contracts with customers, including group purchasing organizations, are typically subject to expiration each year. We may lose a key customer if an existing contract with such customer expires without being extended, renewed, or replaced. During the six months ended March 31, 2025, no key contracts expired. Additionally, from time to time, key contracts may be terminated in accordance with their terms or extended, renewed, or replaced prior to their expiration dates. If those contracts are extended, renewed, or replaced at less favorable terms, they may also negatively impact our revenue, results of operations, and cash flows. As previously disclosed, we anticipate the June 2025 loss of an oncology customer in connection with its pending acquisition, and, during the three months ended March 31, 2025, we received a notice of non-renewal.

Gross Profit

	Three months ended March 31,			Six months ended March 31,
(dollars in thousands)	2025	2024	Change	2025	2024	Change
U.S. Healthcare Solutions	$2,120,511	$1,678,814	26.3%	$3,806,253	$3,250,764	17.1%
International Healthcare Solutions	796,160	851,259	(6.5)%	1,646,530	1,668,654	(1.3)%
Intersegment eliminations	(1,560)	(546)		(2,673)	(546)
Gains from antitrust litigation settlements	198,646	8,714		221,516	56,962
LIFO (expense) credit	(39,469)	22,835		(32,145)	71,280
Turkey highly inflationary impact	(14,479)	(23,053)		(21,634)	(40,279)
Gross profit	$3,059,809	$2,538,023	20.6%	$5,617,847	$5,006,835	12.2%
    Gross profit increased by $521.8 million, or 20.6%, and $611.0 million, or 12.2%, from the prior year quarter and six-month period, respectively, primarily due to the increases in gross profit in the U.S. Healthcare Solutions segment and larger gains from antitrust litigation settlements, offset in part by LIFO expense in the current year periods in comparison to LIFO credits in the prior year periods and decreases in gross profit in the International Healthcare Solutions segment.
U.S. Healthcare Solutions' gross profit increased by $441.7 million, or 26.3%, and $555.5 million, or 17.1%, from the prior year quarter and six-month period, respectively, primarily due to increased sales and the January 2025 acquisition of RCA. As a percentage of revenue, U.S. Healthcare Solutions' gross profit margins were 3.11% and 2.67% in the current year quarter and six-month period, respectively, and represent increases of 37 basis points and 10 basis points from the prior year quarter and six-month period, respectively. The current year quarter increase of 37 basis points was primarily due to the January 2025 acquisition of RCA. The six-month period increase of 10 basis points was primarily due to the January 2025 acquisition of RCA, offset in part by higher sales of GLP-1 products, which have lower gross profit margins, and lower sales of COVID vaccines, which have higher gross profit margins.
Gross profit in International Healthcare Solutions decreased by $55.1 million, or 6.5%, and $22.1 million, or 1.3%, from the prior year quarter and six-month period, respectively. The decrease in the current year quarter is primarily due to declines in gross profit at our European distribution business and our global specialty logistics business. The decrease in the current year six-month period is primarily due to a decline in gross profit at our global specialty logistics business, offset in part by an increase in gross profit at our European distribution business.
We recognized gains from antitrust litigation settlements with pharmaceutical manufacturers of $198.6 million and $8.7 million in the three months ended March 31, 2025 and 2024, respectively, and $221.5 million and $57.0 million in the six months ended March 31, 2025 and 2024, respectively. The gains were recorded as reductions to Cost of Goods Sold (see Note 10 of the Notes to Consolidated Financial Statements).
Our cost of goods sold for interim periods includes a LIFO provision that is recorded ratably on a quarterly basis and is based on our estimated annual LIFO provision. The annual LIFO provision, which we estimate on a quarterly basis, is affected by manufacturer pricing practices, which may be impacted by market and other external influences, expected changes in inventory quantities, and product mix, many of which are difficult to predict. Changes to any of the above factors may have a material impact on our annual LIFO provision. Based on estimates in our current fiscal year LIFO provision, the LIFO expense in the current year periods, in comparison to LIFO credits in the prior year periods, is primarily due to higher brand pharmaceutical inflation.
We recognized expense in Cost of Goods Sold of $14.5 million and $23.1 million in the three months ended March 31, 2025 and 2024, respectively, and $21.6 million and $40.3 million in the six months ended March 31, 2025 and 2024, respectively, related to the impact of Turkey highly inflationary accounting driven by the continued weakening of the Turkish Lira.

Operating Expenses

	Three months ended March 31,			Six months ended March 31,
(dollars in thousands)	2025	2024	Change	2025	2024	Change
Distribution, selling, and administrative	$1,600,040	$1,388,810	15.2%	$3,072,095	$2,787,557	10.2%
Depreciation and amortization	259,818	271,732	(4.4)%	538,310	542,335	(0.7)%
Litigation and opioid-related expenses, net	11,524	225,985		28,289	147,068
Acquisition-related deal and integration expenses	99,380	22,610		138,092	43,673
Restructuring and other expenses	52,857	75,627		98,617	110,068
Total operating expenses	$2,023,619	$1,984,764	2.0%	$3,875,403	$3,630,701	6.7%
Distribution, selling, and administrative expenses increased by $211.2 million, or 15.2%, and $284.5 million, or 10.2%, compared to the prior year quarter and six-month period, respectively, primarily due to the January 2025 acquisition of RCA and to support our revenue growth. As a percentage of revenue, distribution, selling, and administrative expenses were 2.12% and 1.96% in the current year quarter and six-month period, respectively, and represent an increase of 9 basis points compared to the prior year quarter and a decline of 2 basis points compared to the prior year six-month period. The increase from the prior year quarter was primarily due to the January 2025 acquisition of RCA, offset in part by our improved operating leverage from our 10.3% revenue growth. The decline from the prior year six-month period was primarily due to our improved operating leverage from our 11.6% revenue growth, offset in part by the January 2025 acquisition of RCA.
Depreciation expense increased 14.7% and 11.5% from the prior year quarter and six-month period, respectively, and amortization expense decreased 16.6% and 8.5% from the prior year quarter and six month period, respectively. The decline in amortization expense is due to certain tradenames becoming fully amortized in connection with our company name change to Cencora and the gradual transition away from other tradenames used, which were acquired through prior acquisitions.
Litigation and opioid-related expenses, net in the three and six months ended March 31, 2025 included legal fees in connection with opioid lawsuits and investigations. Litigation and opioid-related expenses, net in the three months ended March 31, 2024 included a $214.0 million litigation accrual for ongoing litigation related to the distribution of prescription opioid medications and $12.0 million of legal fees in connection with opioid lawsuits and investigations. Litigation and opioid-related expenses, net in the six months ended March 31, 2024 included a $214.0 million litigation accrual for ongoing litigation related to the distribution of prescription opioid medications and $25.2 million of legal fees in connection with opioid lawsuits and investigations, offset in part by a net $92.2 million opioid litigation settlement accrual reduction primarily as a result of our prepayment of the net present value of a future obligation as permitted under our opioid settlement agreements.
Acquisition-related deal and integration expenses in the three and six months ended March 31, 2025 primarily included costs related to the acquisition of RCA, including a $37.5 million expense related to equity units retained by RCA physicians and members of management (see Note 2 of the Notes to Consolidated Financial Statements), and the continued integration of PharmaLex. Acquisition-related deal and integration expenses in the three and six months ended March 31, 2024 primarily related to the integration of Alliance Healthcare and PharmaLex.
Restructuring and other expenses are comprised of the following:

	Three months ended March 31,		Six months ended March 31,
(in thousands)	2025	2024	2025	2024
Restructuring and employee severance costs	$25,103	$11,731	$44,658	$23,025
Business transformation efforts	26,046	33,728	51,120	58,450
Other, net	1,708	30,168	2,839	28,593
Total restructuring and other expenses	$52,857	$75,627	$98,617	$110,068
Restructuring and employee severance costs in the three and six months ended March 31, 2025 primarily included workforce reductions in both of our reportable segments. Restructuring and employee severance costs in the three and six months ended March 31, 2024 primarily included expenses incurred related to facility closures in connection with our office optimization plan and workforce reductions in both of our reportable segments.

Business transformation efforts in the three and six months ended March 31, 2025 and 2024 included rebranding costs associated with our name change to Cencora and non-recurring expenses related to significant strategic initiatives to improve operational efficiency, including certain technology initiatives. The majority of these costs are related to services provided by third-party consultants.
In February 2024, we experienced a cybersecurity event where data from our information systems was exfiltrated. In connection with this event, we incurred costs that were recorded in Other, net in the above table. The majority of the costs included in Other, net in the three and six months ended March 31, 2024 related to this cybersecurity event.
Operating Income

	Three months ended March 31,			Six months ended March 31,
(dollars in thousands)	2025	2024	Change	2025	2024	Change
U.S. Healthcare Solutions	$1,033,150	$841,064	22.8%	$1,800,494	$1,539,188	17.0%
International Healthcare Solutions	159,301	192,720	(17.3)%	341,394	380,315	(10.2)%
Intersegment eliminations	(187)	—		(316)	—
Total segment operating income	1,192,264	1,033,784	15.3%	2,141,572	1,919,503	11.6%

Gains from antitrust litigation settlements	198,646	8,714		221,516	56,962
LIFO (expense) credit	(39,469)	22,835		(32,145)	71,280
Turkey highly inflationary impact	(14,479)	(23,053)		(21,634)	(40,279)
Acquisition-related intangibles amortization	(137,011)	(164,799)		(301,867)	(330,523)
Litigation and opioid-related expenses, net	(11,524)	(225,985)		(28,289)	(147,068)
Acquisition-related deal and integration expenses	(99,380)	(22,610)		(138,092)	(43,673)
Restructuring and other expenses	(52,857)	(75,627)		(98,617)	(110,068)
Operating income	$1,036,190	$553,259	87.3%	$1,742,444	$1,376,134	26.6%
U.S. Healthcare Solutions' operating income increased by $192.1 million, or 22.8%, and $261.3 million, or 17.0%, from the prior year quarter and six month-period, respectively, primarily due to the increases in gross profit, as noted above, and were offset in part by the increases in operating expenses. As a percentage of revenue, U.S. Healthcare Solutions' operating income margins were 1.51% and 1.27% in the current year quarter and six-month period, respectively, and represent increases of 14 basis points and 5 basis points from the prior year quarter and six-month period, respectively, due to the increases gross profit margin, as described above in the Gross Profit section, offset in part by increases in the operating expense margin.
International Healthcare Solutions' operating income decreased by $33.4 million, or 17.3%, and $38.9 million, or 10.2%, from the prior year quarter and six-month period, respectively. The decrease in the current year quarter was primarily due to lower operating income at our global specialty logistics business and our European distribution business. The decrease in the current year six-month period was primarily due to lower operating income at our global specialty logistics business.
Other Loss, Net
Other loss, net of $61.4 million in the six months ended March 31, 2025 includes a $35.5 million loss on the divestiture of non-core businesses.

Interest Expense, Net
Interest expense, net and the respective weighted average interest rates for the three months ended March 31, 2025 and 2024 are as follows:

	2025		2024
(dollars in thousands)	Amount	Weighted Average Interest Rate	Amount	Weighted Average Interest Rate
Interest expense	$132,318	4.49%	$76,810	4.18%
Interest income	(28,330)	4.94%	(12,680)	4.77%
Interest expense, net	$103,988		$64,130
Interest expense, net increased by $39.9 million, or 62.2%, from the prior year quarter due to the increase in interest expense, offset in part by an increase in interest income. The increase in interest expense was primarily due to the issuance of our $1.8 billion of senior notes in December 2024 and the $1.5 billion variable-rate term loan, which we borrowed in January 2025 to finance a portion of the RCA acquisition, and increased revolving credit facility borrowings to cover seasonal short-term working capital needs. The increase in interest income was driven by higher average investment cash balances and higher investment interest rates outside the United States in the current year quarter in comparison to the prior year quarter.
Interest expense, net and the respective weighted average interest rates for the six months ended March 31, 2025 and 2024 are as follows:

	2025		2024
(dollars in thousands)	Amount	Weighted Average Interest Rate	Amount	Weighted Average Interest Rate
Interest expense	$193,499	4.28%	$135,426	3.98%
Interest income	(61,578)	5.20%	(30,732)	4.98%
Interest expense, net	$131,921		$104,694
Interest expense, net increased by $27.2 million, or 26.0%, from the prior year six-month period due to the increase in interest expense, offset in part by an increase in interest income. The increase in interest expense was primarily due to the issuance of our $1.8 billion of senior notes in December 2024 and the $1.5 billion variable-rate term loan, which we borrowed in January 2025 to finance a portion of the RCA acquisition, and increased revolving credit facility borrowings to cover seasonal short-term working capital needs, offset in part by lower foreign subsidiary interest expense. The increase in interest income was driven by higher average investment cash balances and higher investment interest rates outside the United States in the current year six-month period in comparison to the prior year period.
Income Tax Expense
Our effective tax rates were 22.7% and 21.8% for the three and six months ended March 31, 2025, respectively. Our effective tax rates were 9.8% and 18.1% for the three and six months ended March 31, 2024, respectively. The effective tax rates for the three and six months ended March 31, 2025 were higher than the U.S. statutory rate primarily due to U.S. state income taxes, offset in part by the benefit of non-U.S. income taxed at rates lower than the U.S. statutory rate and benefits associated with equity compensation. The effective tax rates for the three and six months ended March 31, 2024 were lower than the U.S. statutory rate primarily due to discrete tax benefits associated with foreign valuation allowance adjustments, non-U.S. income taxed at rates lower than the U.S. statutory rate, and tax benefits associated with equity compensation, offset in part by U.S. state income taxes.
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

As of March 31, 2025 and September 30, 2024, our cash and cash equivalents held by foreign subsidiaries were $837.2 million and $851.3 million, respectively. We have the ability to repatriate the majority of our cash and cash equivalents held by our foreign subsidiaries without incurring significant additional taxes upon repatriation.
We have increased seasonal needs related to our inventory build during the December and March quarters that, depending on our cash balance, may require the use of our credit facilities to fund short-term capital needs. Our cash balances in the six months ended March 31, 2025 and 2024 were supplemented by intra-period credit facility borrowings to cover short-term working capital needs. The largest amount of intra-period borrowings under our revolving and securitization credit facilities that was outstanding at any one time during the six months ended March 31, 2025 and 2024 was $5.1 billion and $3.2 billion, respectively. We had $42.9 billion and $47.9 billion of cumulative intra-period borrowings that were repaid under our credit facilities during the six months ended March 31, 2025 and 2024, respectively.
Cash Flows
We generated $632.5 million of cash from operations during the six months ended March 31, 2025 compared to $6.7 million of cash from operations during the six months ended March 31, 2024, an increase of $625.7 million. The increase in the current year six-month period was in part driven by our growth, which resulted in an increase in net income plus non-cash items of $367.1 million. The timing of cash receipts and disbursements can significantly impact our working capital. The change in working capital accounts provided a year-over-year increase in cash of $450.2 million, in part due to delayed collections of approximately $600 million from certain customers in the six months ended March 31, 2024 as a result of the February 2024 Change Healthcare cyberattack, as well as the timing of cash receipts from customers and the timing of disbursements to suppliers.
During the six months ended March 31, 2025, our operating activities provided cash of $632.5 million and was principally the result of the following:
•Net income of $1,211.1 million; and
•Positive non-cash items of $815.5 million, which is primarily comprised of amortization expense of $308.2 million and depreciation expense of $237.2 million.

The cash provided by the above items was offset in part by the following:
•A decrease in accounts payable of $669.5 million primarily due to the timing of scheduled payments to our suppliers;
•A decrease in accrued expenses of $489.5 million primarily due to the payment of accrual liabilities that were on our Consolidated Balance Sheet as of September 30, 2024, including $226.0 million of opioid litigation settlement payments; and
•An increase in accounts receivable of $218.0 million primarily due to an increase in sales and the timing of scheduled payments from our customers.
During the six months ended March 31, 2024, our operating activities provided cash of $6.7 million and was principally the result of the following:
•Net income of $1,024.2 million;
•Positive non-cash items of $635.3 million, which is primarily comprised of amortization expense of $335.5 million and depreciation expense of $222.7 million; and
•An increase in accounts payable of $497.7 million primarily due to the increase in our inventory balances and the timing of scheduled payments to our suppliers.

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

	Three months ended March 31,		Six months ended March 31,
	2025	2024	2025	2024
Days sales outstanding	28.1	29.6	27.9	28.8
Days inventory on hand	28.6	28.0	27.3	27.3
Days payable outstanding	61.4	62.4	59.9	61.0
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
Operating cash flows during the six months ended March 31, 2025 included $153.7 million of interest payments and $294.9 million of income tax payments, net of refunds. Operating cash flows during the six months ended March 31, 2024 included $129.1 million of interest payments and $291.7 million of income tax payments, net of refunds.
Capital expenditures in the six months ended March 31, 2025 and 2024 were $235.0 million and $187.0 million, respectively. Significant capital expenditures in the six months ended March 31, 2025 included investments relating to the expansion and enhancement of our distribution network and various technology initiatives. Significant capital expenditures in the six months ended March 31, 2024 included investments in various technology initiatives, including technology investments at Alliance Healthcare.
We currently expect to invest approximately $600 million for capital expenditures during fiscal 2025. Larger 2025 capital expenditures will include investments relating to the expansion and enhancement of our distribution network and various technology initiatives.
In addition to capital expenditures, net cash used in investing activities in the six months ended March 31, 2025 included $3,892.7 million for the acquisition of RCA and $192.6 million for equity investments.
Net cash provided by financing activities in the six months ended March 31, 2025 principally resulted from the $1.8 billion issuance of senior notes and $1.5 billion of term loan borrowings to finance a portion of the acquisition of RCA, as well as $683.4 million of net borrowings under our revolving credit facilities to cover seasonal short-term working capital needs. All of the above were offset in part by the repayment of our $500 million of senior notes that were due in March 2025, $435.5 million in purchases of our common stock, and $222.1 million in cash dividends paid on our common stock.
Net cash used in financing activities in the six months ended March 31, 2024 principally resulted from $436.4 million purchases of our common stock and $212.7 million in cash dividends paid on our common stock, offset in part by the issuance of our $500 million of senior notes in February 2024.

Debt and Credit Facility Availability
The following table illustrates our debt structure as of March 31, 2025, including availability under the multi-currency revolving credit facility; the receivables securitization facility; the 364-day revolving credit facility; the money market facility; and the Alliance Healthcare debt:

(in thousands)	Outstanding Balance	Additional Availability
Fixed-Rate Debt:
$750,000, 3.450% senior notes due 2027	$747,728	$—
$500,000, 4.625% senior notes due 2027	496,696	—
$600,000, 4.850% senior notes due 2029	596,199	—
$500,000, 2.800% senior notes due 2030	496,870	—
$1,000,000, 2.700% senior notes due 2031	993,278	—
$500,000, 5.125% senior notes due 2034	494,810	—
$700,000, 5.150% senior notes due 2035	694,633
$500,000, 4.250% senior notes due 2045	495,685	—
$500,000, 4.300% senior notes due 2047	493,954	—
Nonrecourse debt	34,818	—
Total fixed-rate debt	5,544,671	—

Variable-Rate Debt:
Multi-currency revolving credit facility due in 2029	708,000	1,692,000
Receivables securitization facility due in 2027	—	1,450,000
Term loan due in 2027	1,498,953	—
364-day revolving credit facility due in 2025	—	1,000,000
Money market facility due in 2027	—	750,000
Alliance Healthcare debt	7,125	458,202
Nonrecourse debt	97,458	—
Total variable-rate debt	2,311,536	5,350,202
Total debt	$7,856,207	$5,350,202
We have a $2.4 billion multi-currency senior unsecured revolving credit facility ("Multi-Currency Revolving Credit Facility") with a syndicate of lenders, which is scheduled to expire in October 2029. Interest on borrowings under the Multi-Currency Revolving Credit Facility accrues at specified rates based upon our debt ratings. We pay facility fees to maintain the availability under the Multi-Currency Revolving Credit Facility at specified rates based on our debt rating. We may choose to repay or reduce our commitments under the Multi-Currency Revolving Credit Facility at any time. The Multi-Currency Revolving Credit Facility contains covenants, including compliance with a financial leverage ratio test, as well as others that impose limitations on, among other things, indebtedness of subsidiaries and asset sales, with which we were compliant as of March 31, 2025.
In November 2024, we entered into an agreement pursuant to which we obtained a $1.0 billion senior unsecured revolving credit facility (the "364-Day Revolving Credit Facility") with a syndicate of lenders, which is scheduled to expire 364 days after the January 2, 2025 closing of the RCA acquisition, the date on which borrowings under this facility became available to us. Interest on borrowings under the 364-Day Revolving Credit Facility will accrue at a rate equal to either an adjusted SOFR plus an applicable margin or an alternate base rate plus an applicable margin, in each case based on our public debt ratings. We may choose to reduce our commitment under the 364-Day Revolving Credit Facility at any time. We also have the right to prepay borrowings under the 364-Day Revolving Credit Facility at any time, in whole or in part and without premium or penalty, provided that the amount of any such prepayment meets certain minimum thresholds.

    We have a commercial paper program, which does not increase our borrowing capacity, that is fully backed by our Multi-Currency Revolving Credit Facility and our 364-Day Revolving Credit Facility. We may, from time to time, issue short-term promissory notes in an aggregate amount of up to $3.4 billion at any one time. Amounts available under the program may be borrowed, repaid, and re-borrowed from time to time. The maturities on the notes will vary but may not exceed 365 days from the date of issuance. The notes will bear interest, if interest bearing, or will be sold at a discount from their face amounts. There were $708.0 million of borrowings outstanding under the commercial paper program as of March 31, 2025 and none outstanding as of September 30, 2024.
We have a $1,450 million receivables securitization facility ("Receivables Securitization Facility"), which is scheduled to expire in October 2027. We have available to us an accordion feature whereby the commitment on the Receivables Securitization Facility may be increased by up to $250 million, subject to lender approval, for seasonal needs during the December and March quarters. Interest rates are based on prevailing market rates for short-term commercial paper or 30-day Term SOFR, plus a program fee. We pay a customary unused fee at prevailing market rates, monthly, to maintain the availability under the Receivables Securitization Facility. The Receivables Securitization Facility contains similar covenants to the Multi-Currency Revolving Credit Facility, with which we were compliant as of March 31, 2025. There were no borrowings outstanding under the Receivables Securitization Facility as of March 31, 2025 and September 30, 2024.
We have an uncommitted, unsecured line of credit available to us pursuant to a money market credit agreement (the "Money Market Facility"). The Money Market Facility provides us with the ability to request short-term, unsecured revolving credit loans from time to time in a principal amount not to exceed $100 million. In February 2025, we entered into an amendment to the Money Market Facility pursuant to which we may request short-term unsecured revolving credit loans in a principal amount not to exceed $750 million until June 30, 2025, after which date the facility limit will revert to $100 million. The Money Market Facility may be decreased or terminated by the bank or us at any time without prior notice.
In January 2025, we borrowed $1.5 billion on a variable-rate term loan ("Term Loan") that matures in December 2027. The Term Loan was used to finance a portion of the acquisition of RCA. The Term Loan bears interest at a rate equal to either an adjusted SOFR plus an applicable margin or an alternate base rate plus an applicable margin. The margins are based on our public debt ratings. The Term Loan contains similar covenants to the Multi-Currency Revolving Credit Facility. We have the right to prepay the borrowings under the Term Loan at any time, in whole or in part and without premium or penalty. On May 5, 2025, we elected to make an early principal payment of $100 million on the Term Loan.
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
In March 2025, our $500 million of 3.250% senior notes matured and was repaid.
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
Share Purchase Programs and Dividends
In March 2024, our Board of Directors authorized a share repurchase program allowing us to purchase up to $2.0 billion of our outstanding shares of common stock, subject to market conditions. In the six months ended March 31, 2025, we purchased $435.4 million of our common stock. As of March 31, 2025, we had $882.2 million of availability under this program.
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

Commitments and Obligations
As discussed and defined in Note 9 of the Notes to Consolidated Financial Statements, on July 21, 2021, it was announced that we and the two other national pharmaceutical distributors had negotiated a Distributor Settlement Agreement. The Distributor Settlement Agreement became effective on April 2, 2022, and as of March 31, 2025, it included 48 of 49 eligible states (the "Settling States") as well as 99% by population of the eligible political subdivisions in the Settling States. Our accrued litigation liability related to the Distributor Settlement Agreement and an estimate for non-participating government subsidiaries (with whom we have not reached a settlement agreement), as well as other opioid-related litigation for which we have reached settlement agreements on our Consolidated Balance Sheet as of March 31, 2025 is $4.7 billion and is expected to be paid over the next 14 years. We currently estimate that $416.5 million will be paid prior to March 31, 2026. The payment of the aforementioned litigation liability has not and is not expected to have an impact on our ability to pay dividends.
The following is a summary of our contractual obligations for future principal and interest payments on our debt, minimum rental payments on our noncancellable operating leases, and minimum payments on our other commitments as of March 31, 2025:

Payments Due by Period (in thousands)	Debt, Including Interest Payments	Operating Leases	Other Commitments	Total
Within 1 year	$1,090,567	$295,173	$145,351	$1,531,091
1-3 years	3,405,461	525,393	136,584	4,067,438
4-5 years	967,721	428,929	31,641	1,428,291
After 5 years	4,736,078	659,853	1,286	5,397,217
Total	$10,199,827	$1,909,348	$314,862	$12,424,037
The 2017 Tax Act requires a one-time transition tax to be recognized on historical foreign earnings and profits. As of March 31, 2025, we expect to pay the remaining $57.9 million related to the transition tax in January 2026. The transition tax commitment is included in "Other Commitments" in the above table.
Our liability for uncertain tax positions was $571.0 million (including interest and penalties) as of March 31, 2025. This liability represents an estimate of tax positions that we have taken in our tax returns which may ultimately not be sustained upon examination by taxing authorities. Since the amount and timing of any future cash settlements cannot be predicted with reasonable certainty, the estimated liability has been excluded from the above contractual obligations table. Our liability for uncertain tax positions as of March 31, 2025 primarily includes an uncertain tax benefit related to the legal accrual for litigation related to the distribution of prescription opioid pain medications, as disclosed in Note 9 of the Notes to Consolidated Financial Statements.
Market and Risks
We have exposure to foreign currency and exchange rate risk from our non-U.S. operations. Our largest exposure to foreign exchange rates exists primarily with the U.K. Pound Sterling, the Euro, the Turkish Lira, the Brazilian Real, and the Canadian Dollar. We use forward contracts to hedge against the foreign currency exchange rate impact on certain intercompany receivable and payable balances. We may use derivative instruments and non-derivative hedges to hedge our foreign currency exposure, but not for speculative or trading purposes. Revenue from our foreign operations during the six months ended March 31, 2025 was approximately 9% of our consolidated revenue.
We have market risk exposure to interest rate fluctuations relating to our debt. We manage interest rate risk by using a combination of fixed-rate and variable-rate debt. The amount of variable-rate debt fluctuates during the year based on our working capital requirements. We had $2.3 billion of variable-rate debt outstanding as of March 31, 2025. We periodically evaluate financial instruments to manage our exposure to fixed and variable interest rates. However, there are no assurances that such instruments will be available in the combinations we want and/or on terms acceptable to us. There were no such financial instruments in effect as of March 31, 2025.
We also have market risk exposure to interest rate fluctuations relating to our cash and cash equivalents. We had $2.0 billion in cash and cash equivalents as of March 31, 2025. The unfavorable impact of a hypothetical decrease in interest rates on cash and cash equivalents would be partially offset by the favorable impact of such a decrease on variable-rate debt. For every $100 million of cash invested that is in excess of variable-rate debt, a 10-basis point decrease in interest rates would increase our annual net interest expense by $0.1 million.
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
Changes in Internal Control over Financial Reporting
During the second quarter of fiscal 2025, there was no change in Cencora, Inc.'s internal control over financial reporting identified in connection with the evaluation required by Rule 13a-15(d) and 15d-15(d) of the Exchange Act that occurred during the quarter ended March 31, 2025 that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.

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
The following table sets forth the number of shares purchased, the average price paid per share, the total number of shares purchased as part of publicly announced programs, and the approximate dollar value of shares that may yet be purchased under the programs during each month in the second fiscal quarter ended March 31, 2025. See  Note 7, "Stockholders' Equity and Earnings per Share," contained in "Notes to Consolidated Financial Statements" in Part I, Item 1 of this Quarterly Report on Form 10-Q for additional information.

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Programs	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Programs
January 1 to January 31	13,680	$253.80	—	$932,238,130
February 1 to February 28	204,977	$244.53	204,491	$882,238,036
March 1 to March 31	—	$—	—	$882,238,036
Total	218,657		204,491
ITEM 3.  Defaults Upon Senior Securities
None.
ITEM 4.  Mine Safety Disclosures
Not applicable.
ITEM 5.  Other Information
Executive Officer Trading Arrangements
During the three months ended March 31, 2025, none of our directors or officers (as defined in Rule 16a-1(f) of the Exchange Act) adopted, modified or terminated any contract, instruction, or written plan for the purchase or sale of our securities that was intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) of the Exchange Act or any non-Rule 10b5-1 trading arrangement (as defined in Item 408(c) of Regulation S-K).

ITEM 6.  Exhibits

    (a)         Exhibits:

Exhibit Number	Description
10.1
Share Repurchase Agreement, dated as of February 6, 2025, by and between Cencora, Inc. and Walgreens Boots Alliance Holdings LLC (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed by Cencora, Inc. on February 10, 2025).

31.1	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer.
31.2	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer.
32	Section 1350 Certifications of Chief Executive Officer and Chief Financial Officer.
101
Financial statements from the Quarterly Report on Form 10-Q of Cencora, Inc. for the quarter ended March 31, 2025, formatted in Inline Extensible Business Reporting Language (iXBRL): (i) the Consolidated Balance Sheets, (ii) the Consolidated Statements of Operations, (iii) the Consolidated Statements of Comprehensive Income, (iv) the Consolidated Statements of Changes in Stockholders' Equity, (v) the Consolidated Statements of Cash Flows, and (vi) the Notes to Consolidated Financial Statements.

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).

SIGNATURES

    Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CENCORA, INC.

May 7, 2025	/s/ Robert P. Mauch
Robert P. Mauch
President and Chief Executive Officer

May 7, 2025	/s/ James F. Cleary
James F. Cleary
Executive Vice President and Chief Financial Officer