Form 10-Q
period 2025-06-30
Cencora, Inc.
filed 2025-08-06
CIK 1140859

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE QUARTERLY PERIOD ENDED June 30, 2025
OR
☐         TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE TRANSITION PERIOD FROM ___________ TO___________
Commission file number 1-16671

CENCORA, INC.
(Exact name of registrant as specified in its charter)

Delaware			23-3079390
(State or other jurisdiction of			(I.R.S. Employer
incorporation or organization)			Identification No.)
1 West First Avenue	Conshohocken,	PA	19428-1800
(Address of principal executive offices)			(Zip Code)
 (610) 727-7000
(Registrant’s telephone number, including area code)

 Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of exchange on which registered
Common stock, par value $0.01 per share	COR	New York Stock Exchange	(NYSE)
2.875% Senior Notes due 2028	COR28	New York Stock Exchange	(NYSE)
3.625% Senior Notes due 2032	COR32	New York Stock Exchange	(NYSE)
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

The number of shares of common stock of Cencora, Inc. outstanding as of July 31, 2025 was 193,877,881.

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

PART I. FINANCIAL INFORMATION
ITEM I. Financial Statements (Unaudited)
CENCORA, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

(in thousands, except share and per share data)	June 30, 2025	September 30, 2024
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$2,231,852	$3,132,648
Accounts receivable, less allowances for returns and credit losses: $1,592,657 as of June 30, 2025 and $1,308,018 as of September 30, 2024	24,561,733	23,871,815
Inventories	20,137,849	18,998,833
Right to recover assets	1,431,363	1,175,871
Prepaid expenses and other	451,364	538,646
Total current assets	48,814,161	47,717,813

Property and equipment, net	2,431,376	2,181,410
Goodwill	14,326,057	9,318,027
Other intangible assets	3,929,054	4,001,046
Deferred income taxes	228,287	246,348
Other assets	4,227,970	3,637,023

TOTAL ASSETS	$73,956,905	$67,101,667

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$51,043,874	$50,942,162
Accrued expenses and other	2,717,373	2,758,560
Short-term debt	196,787	576,331
Total current liabilities	53,958,034	54,277,053

Long-term debt	8,043,699	3,811,745
Accrued income taxes	306,297	291,796
Deferred income taxes	1,614,723	1,643,746
Accrued litigation liability	4,284,602	4,296,902
Other liabilities	3,539,659	1,993,683
Commitments and contingencies (Note 9)

Stockholders’ equity:
Common stock, $0.01 par value - authorized, issued, and outstanding: 600,000,000 shares, 297,324,779 shares, and 193,860,959 shares as of June 30, 2025, respectively, and 600,000,000 shares, 296,169,781 shares, and 194,943,968 shares as of September 30, 2024, respectively	2,973	2,962
Additional paid-in capital	6,172,015	6,030,790
Retained earnings	6,981,443	5,417,139
Accumulated other comprehensive loss	(844,238)	(989,118)
Treasury stock, at cost: 103,463,820 shares as of June 30, 2025 and 101,225,813 shares as of September 30, 2024	(10,332,000)	(9,815,835)
Total Cencora, Inc. stockholders' equity	1,980,193	645,938
Noncontrolling interests	229,698	140,804
Total stockholders' equity	2,209,891	786,742

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$73,956,905	$67,101,667
See notes to consolidated financial statements.

CENCORA, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Three months ended June 30,		Nine months ended June 30,
(in thousands, except per share data)	2025	2024	2025	2024
Revenue	$80,663,532	$74,241,353	$237,604,265	$214,908,493
Cost of goods sold	77,756,417	71,830,576	229,079,303	207,490,881
Gross profit	2,907,115	2,410,777	8,524,962	7,417,612
Operating expenses:
Distribution, selling, and administrative	1,672,881	1,383,206	4,744,976	4,170,763
Depreciation	128,128	107,940	362,655	318,348
Amortization	125,867	164,655	429,650	496,582
Litigation and opioid-related expenses, net	17,974	14,485	46,263	161,553
Acquisition-related deal and integration expenses	52,838	25,758	190,930	69,431
Restructuring and other expenses	41,773	42,257	140,390	152,325
Operating income	867,654	672,476	2,610,098	2,048,610
Other (income) loss, net	(110,417)	12,814	(48,997)	33,790
Interest expense, net	81,794	31,328	213,715	136,022
Income before income taxes	896,277	628,334	2,445,380	1,878,798
Income tax expense	206,528	140,740	544,495	366,991
Net income	689,749	487,594	1,900,885	1,511,807
Net income attributable to noncontrolling interests	(2,347)	(4,131)	(7,012)	(6,069)
Net income attributable to Cencora, Inc.	$687,402	$483,463	$1,893,873	$1,505,738

Earnings per share:
Basic	$3.55	$2.44	$9.77	$7.56
Diluted	$3.52	$2.42	$9.70	$7.49

Weighted average common shares outstanding:
Basic	193,822	198,260	193,794	199,253
Diluted	195,230	200,047	195,172	201,025

Cash dividends declared per share of common stock	$0.55	$0.51	$1.65	$1.53

See notes to consolidated financial statements.

CENCORA, INC. AND SUBSIDIARIES
 CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited)

	Three months ended June 30,		Nine months ended June 30,
(in thousands)	2025	2024	2025	2024
Net income	$689,749	$487,594	$1,900,885	$1,511,807
Other comprehensive income (loss)
Foreign currency translation adjustments	366,974	(31,116)	148,546	111,731
Other, net	(139)	262	3,674	189
Total other comprehensive income (loss)	366,835	(30,854)	152,220	111,920
Total comprehensive income	1,056,584	456,740	2,053,105	1,623,727
Comprehensive (income) loss attributable to noncontrolling interests	(11,582)	7,842	(14,352)	5,449
Comprehensive income attributable to Cencora, Inc.	$1,045,002	$464,582	$2,038,753	$1,629,176

See notes to consolidated financial statements.

CENCORA, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
(Unaudited)

(in thousands, except per share data)	Common Stock	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Treasury Stock	Noncontrolling Interests	Total
March 31, 2025	$2,972	$6,142,056	$6,401,534	$(1,201,838)	$(10,331,887)	$166,962	$1,179,799
Net income	—	—	687,402	—	—	2,347	689,749
Other comprehensive income	—	—	—	357,600	—	9,235	366,835
Cash dividends, $0.55 per share	—	—	(107,493)	—	—	—	(107,493)
Exercises of stock options	1	6,834	—	—	—	—	6,835
Share-based compensation expense	—	23,184	—	—	—	—	23,184
Purchases of common stock	—	—	—	—	3	—	3
Employee tax withholdings related to restricted share vesting	—	—	—	—	(116)	—	(116)
Acquisition	—	—	—	—	—	51,154	51,154
Other, net	—	(59)	—	—	—	—	(59)
June 30, 2025	$2,973	$6,172,015	$6,981,443	$(844,238)	$(10,332,000)	$229,698	$2,209,891

(in thousands, except per share data)	Common Stock	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Treasury Stock	Noncontrolling Interests	Total
March 31, 2024	$2,959	$5,953,642	$5,133,770	$(1,260,288)	$(8,746,941)	$143,880	$1,227,022
Net income	—	—	483,463	—	—	4,131	487,594
Other comprehensive loss	—	—	—	(18,881)	—	(11,973)	(30,854)
Cash dividends, $0.51 per share	—	—	(102,531)	—	—	—	(102,531)
Exercises of stock options	2	12,929	—	—	—	—	12,931
Share-based compensation expense	—	22,178	—	—	—	—	22,178
Purchases of common stock	—	—	—	—	(555,510)	—	(555,510)
Employee tax withholdings related to restricted share vesting	—	—	—	—	(35)	—	(35)
Other, net	—	452	—	—	—	(744)	(292)
June 30, 2024	$2,961	$5,989,201	$5,514,702	$(1,279,169)	$(9,302,486)	$135,294	$1,060,503

See notes to consolidated financial statements.

CENCORA, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
(Unaudited)

(in thousands, except per share data)	Common Stock	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Treasury Stock	Noncontrolling Interests	Total
September 30, 2024	$2,962	$6,030,790	$5,417,139	$(989,118)	$(9,815,835)	$140,804	$786,742
Net income	—	—	1,893,873	—	—	7,012	1,900,885
Other comprehensive income	—	—	—	144,880	—	7,340	152,220
Cash dividends, $1.65 per share	—	—	(329,569)	—	—	—	(329,569)
Exercises of stock options	3	22,610	—	—	—	—	22,613
Share-based compensation expense	—	122,020	—	—	—	—	122,020
Purchases of common stock	—	—	—	—	(438,491)	—	(438,491)
Employee tax withholdings related to restricted share vesting	—	—	—	—	(77,674)	—	(77,674)
Acquisitions	—	—	—	—	—	74,711	74,711
Other, net	8	(3,405)	—	—	—	(169)	(3,566)
June 30, 2025	$2,973	$6,172,015	$6,981,443	$(844,238)	$(10,332,000)	$229,698	$2,209,891

(in thousands, except per share data)	Common Stock	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Treasury Stock	Noncontrolling Interests	Total
September 30, 2023	$2,948	$5,844,578	$4,324,187	$(1,402,607)	$(8,247,103)	$144,284	$666,287
Net income	—	—	1,505,738	—	—	6,069	1,511,807
Other comprehensive income (loss)	—	—	—	123,438	—	(11,518)	111,920
Cash dividends, $1.53 per share	—	—	(315,223)	—	—	—	(315,223)
Exercises of stock options	4	31,556	—	—	—	—	31,560
Share-based compensation expense	—	113,410	—	—	—	—	113,410
Purchases of common stock	—	—	—	—	(995,262)	—	(995,262)
Employee tax withholdings related to restricted share vesting	—	—	—	—	(60,121)	—	(60,121)
Other, net	9	(343)	—	—	—	(3,541)	(3,875)
June 30, 2024	$2,961	$5,989,201	$5,514,702	$(1,279,169)	$(9,302,486)	$135,294	$1,060,503

See notes to consolidated financial statements.

CENCORA, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Nine months ended June 30,
(in thousands)	2025	2024
OPERATING ACTIVITIES
Net income	$1,900,885	$1,511,807
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation, including amounts charged to cost of goods sold	367,582	336,955
Amortization, including amounts charged to interest expense	436,836	502,136
Provision for credit losses	45,514	30,216
Provision (benefit) for deferred income taxes	4,475	(106,076)
Share-based compensation expense	122,020	113,410
LIFO credit	(19,913)	(64,441)
Turkey highly inflationary impact	42,859	44,664
Adjustments to RCA equity units (Note 2)	74,920	—
Loss on divestiture of businesses	35,539	—
(Gain) loss on remeasurement of equity investment	(30,559)	24,752
Gain on divestiture of equity investment	(12,838)	—
Other, net	(29,954)	15,717
Changes in operating assets and liabilities, excluding the effects of acquisitions and divestitures:
Accounts receivable	(977,608)	(3,085,563)
Inventories	(949,881)	(835,633)
Prepaid expenses and other assets	237,814	159,473
Accounts payable	(61,892)	4,112,542
Accrued expenses	(316,650)	(87,271)
Income taxes payable and other liabilities	(127,446)	(97,896)
Long-term accrued litigation liability	—	(90,486)
NET CASH PROVIDED BY OPERATING ACTIVITIES	741,703	2,484,306
INVESTING ACTIVITIES
Capital expenditures	(418,169)	(304,849)
Cost of acquired companies, net of cash acquired	(4,004,220)	(24,487)
Cost of equity investments	(193,792)	(14,981)
Non-customer note receivable	(34,814)	(50,000)
Other, net	(4,358)	18,106
NET CASH USED IN INVESTING ACTIVITIES	(4,655,353)	(376,211)
FINANCING ACTIVITIES
Senior notes and loan borrowings	4,508,482	688,321
Senior notes and loan repayments	(763,412)	(659,255)
Borrowings under revolving and securitization credit facilities	86,153,436	56,683,347
Repayments under revolving and securitization credit facilities	(86,120,601)	(56,744,334)
Purchases of common stock	(435,471)	(986,388)
Exercises of stock options	22,613	31,560
Cash dividends on common stock	(329,569)	(315,223)
Employee tax withholdings related to restricted share vesting	(77,674)	(60,121)
Other, net	(24,908)	(11,641)
NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES	2,932,896	(1,373,734)
EFFECT OF EXCHANGE RATE CHANGES ON CASH, CASH EQUIVALENTS, AND RESTRICTED CASH	(41,800)	(10,854)
(DECREASE) INCREASE IN CASH, CASH EQUIVALENTS, AND RESTRICTED CASH	(1,022,554)	723,507
Cash, cash equivalents, and restricted cash at beginning of period	3,297,880	2,752,889
CASH, CASH EQUIVALENTS, AND RESTRICTED CASH AT END OF PERIOD	$2,275,326	$3,476,396

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
The accompanying unaudited consolidated financial statements have been prepared in conformity with U.S. generally accepted accounting principles ("GAAP") for interim financial information and in accordance with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. In the opinion of management, all adjustments (consisting only of normal recurring accruals, except as otherwise disclosed herein) considered necessary to present fairly the financial position as of June 30, 2025 and the results of operations and cash flows for the interim periods ended June 30, 2025 and 2024 have been included. Certain information and disclosures normally included in financial statements presented in accordance with U.S. GAAP, but which are not required for interim reporting purposes, have been omitted. The accompanying unaudited consolidated financial statements should be read in conjunction with the financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the fiscal year ended September 30, 2024.
The preparation of financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect amounts reported in the financial statements and accompanying notes. Actual amounts could differ from these estimated amounts. Certain reclassifications have been made to prior-period amounts to conform to the current year presentation.
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
The following represents a reconciliation of cash and cash equivalents in the Consolidated Balance Sheets to cash, cash equivalents, and restricted cash in the Consolidated Statements of Cash Flows:

(amounts in thousands)	June 30, 2025	September 30, 2024	June 30, 2024	September 30, 2023
	(unaudited)		(unaudited)
Cash and cash equivalents	$2,231,852	$3,132,648	$3,306,200	$2,592,051
Restricted cash (included in Prepaid Expenses and Other)	43,474	98,596	104,463	97,722
Restricted cash (included in Other Assets)	—	66,636	65,733	63,116
Cash, cash equivalents, and restricted cash	$2,275,326	$3,297,880	$3,476,396	$2,752,889
Recently Adopted Accounting Pronouncements
As of June 30, 2025, there were no recently-adopted accounting standards that had a material impact on the Company’s financial position, results of operations, cash flows, or notes to the financial statements upon their adoption.
Recently Issued Accounting Pronouncements Not Yet Adopted
In November 2023, the Financial Accounting Standards Board ("FASB") issued ASU No. 2023-07, "Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures ("ASU 2023-07")." ASU 2023-07 requires public entities to disclose significant segment expenses on an annual and interim basis and to provide in interim periods all disclosures about a reportable segment's profit or loss that are currently required annually. ASU 2023-07 is effective for annual periods beginning after December 15, 2023 and interim periods within fiscal years beginning after December 15, 2024. Early adoption is permitted. The guidance should be applied retrospectively to all periods presented in the financial statements. The Company has evaluated the impact of adopting this new accounting guidance and its disclosures, which will be included in its Annual Report on Form 10-K for the fiscal year ending September 30, 2025.

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

Note 2. Acquisition
On January 2, 2025, the Company acquired an 85% interest in Retina Consultants of America ("RCA") for $4,042.0 million in cash, $694.4 million of contingent consideration related to equity units for certain RCA physicians and members of management that retained the remaining 15% interest in RCA, $545.7 million for the settlement of a net receivable resulting from a pre-existing commercial relationship between the Company and RCA, and $393.1 million for contingent consideration payable to the sellers associated with RCA's achievement of certain predefined business objectives in fiscal 2027 and fiscal 2028. The Company funded the cash purchase price through a combination of cash on hand and new debt financing (see Note 6). The Company believes the acquisition of RCA will allow it to broaden its relationships with community providers and to build on its leadership in specialty pharmaceuticals within its U.S. Healthcare Solutions reportable segment.
The purchase price has been preliminarily allocated to the underlying assets acquired and liabilities assumed based upon their estimated fair values at the date of the acquisition in the table that follows. The allocation as of June 30, 2025 is pending the finalization of working capital and related account balances and the lease right-of-use assets and liabilities. There can be no assurance that the estimated amounts recorded will represent the final purchase price allocation.

(in thousands)
Consideration
Cash	$4,042,007
Total estimated contingent consideration	1,087,450
Settlement of a net receivable resulting from a pre-existing commercial relationship	545,738
Estimated fair value of total consideration	$5,675,195

Recognized amounts of identifiable assets acquired and liabilities assumed
Cash and cash equivalents	$143,312
Accounts receivable	439,594
Inventories	110,564
Prepaid expenses and other	12,866
Property and equipment	173,098
Goodwill	4,806,840
Other intangible assets	178,000
Deferred income taxes	37,911
Other assets	222,283
Total assets acquired	$6,124,468

Accounts payable	$72,385
Accrued expenses and other	162,854
Accrued income taxes	4,258
Other liabilities	209,441
Total liabilities assumed	$448,938

Net assets acquired	$5,675,530

Total estimated contingent consideration	(1,087,450)
Settlement of a net receivable resulting from a pre-existing commercial relationship	(545,738)
Noncontrolling interest	(335)
Total cash paid	4,042,007
Cash acquired	(143,312)
Net cash paid	$3,898,695

As part of the acquisition, certain RCA physicians and members of management retained equity in RCA. The Company evaluated the equity unit arrangements to determine if the contingent payments were part of the purchase price or post-acquisition compensation expense, which would be recognized over any future service period. The $694.4 million of contingent consideration for the retained equity units was concluded to be a part of the purchase price and initially recorded at its fair value at the time of the acquisition based on the unit price that the Company paid to acquire RCA times the number of equity units retained by RCA physicians and members of management, and represents a Level 3 fair value measurement. The equity units retained by RCA physicians have an embedded option feature that is a liability classified compensation arrangement. The estimated initial fair value of this embedded option feature is approximately $211 million and will be expensed ratably over a period of 1.5 years. The fair value of the embedded option feature was determined using a Black-Scholes model that included assumptions for expected life and volatility and represents a Level 3 fair value measurement. During the nine months ended June 30, 2025, the Company recognized an additional liability and expense of $74.9 million related to this embedded option feature and other incentive units granted in conjunction with the acquisition of RCA in Acquisition-Related Deal and Integration Expenses in its Consolidated Statement of Operations. The liability and associated future expenses may vary based on the change in the estimated fair value. There was no change in the estimated fair value of the liability related to the equity units, which is recorded in Other Liabilities on the Company's Consolidated Balance Sheet, as of June 30, 2025, from the estimated initial fair value.
The $393.1 million of contingent consideration represents an estimate for RCA's achievement of certain predefined business objectives in fiscal 2027 and fiscal 2028 and provides for the potential payment to the sellers of up to $500 million in the aggregate. The fair value of this liability was determined based on a weighted probability of the achievement of these objectives and represents a Level 3 fair value measurement. There was no change in the estimated fair value of the liability related to the achievement of the predetermined business objectives, which is recorded in Other Liabilities on the Company's Consolidated Balance Sheet, as of June 30, 2025.
The estimated fair value of the trade name acquired is $178.0 million and the estimated useful life is 15 years.
Approximately $1,055 million of goodwill resulting from this acquisition is expected to be deductible for income tax purposes.
The Company incurred $65.1 million of acquisition-related costs in connection with this acquisition. These costs are included in Acquisition-Related Deal and Integration Expenses in the Company's Consolidated Statements of Operations.
The Company's consolidated results of operations since the acquisition date include RCA revenue of $1.4 billion. RCA's results of operations are included in the U.S. Healthcare Solutions reportable segment within the Company's business segment information (see Note 12).

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
The following assets and liabilities of Profarma are included in the Company's Consolidated Balance Sheets:

(in thousands)	June 30, 2025	September 30, 2024
Cash and cash equivalents	$37,831	$58,082
Accounts receivables, net	272,418	236,930
Inventories	276,422	259,299
Prepaid expenses and other	51,434	68,612
Property and equipment, net	60,487	49,869
Other intangible assets	54,924	58,116
Other long-term assets	94,518	83,765
Total assets	$848,034	$814,673

Accounts payable	$300,031	$307,201
Accrued expenses and other	56,061	56,597
Short-term debt	130,110	76,308
Long-term debt	70,298	91,246
Deferred income taxes	14,337	19,227
Other long-term liabilities	70,758	61,690
Total liabilities	$641,595	$612,269
Profarma's assets can only be used to settle its obligations, and its creditors do not have recourse to the general credit of the Company.
Note 4. Income Taxes
The Company files income tax returns in U.S. federal, state, and various foreign jurisdictions. As of June 30, 2025, the Company had unrecognized tax benefits, defined as the aggregate tax effect of differences between tax return positions and the benefits recognized in the Company’s financial statements, of $602.3 million ($547.0 million, net of federal benefit). If recognized, $537.1 million of these tax benefits would have reduced income tax expense and the effective tax rate. Included in this amount is $62.6 million of interest and penalties, which the Company records in Income Tax Expense in its Consolidated Statements of Operations. In the nine months ended June 30, 2025, unrecognized tax benefits increased by $57.3 million. Over the next 12 months, the Company does not anticipate any material change in unrecognized tax benefits due to tax authority audit resolutions and the expiration of statutes of limitations.
The Company's effective tax rates were 23.0% and 22.3% for the three and nine months ended June 30, 2025, respectively. The Company's effective tax rates were 22.4% and 19.5% for the three and nine months ended June 30, 2024, respectively. The effective tax rates for the three and nine months ended June 30, 2025 were higher than the U.S. statutory rate primarily due to U.S. state income taxes, offset in part by the benefit of income taxed at rates lower than the U.S. statutory rate and benefits associated with equity compensation. The effective tax rate for the three months ended June 30, 2024 was higher than the U.S. statutory rate primarily due to U.S. state income taxes, offset in part by the benefit of income taxed at rates lower than the U.S. statutory rate. The effective tax rate for the nine months ended June 30, 2024 was lower than the U.S. statutory rate primarily due to discrete tax benefits associated with foreign valuation allowance adjustments, the benefits of income taxed at rates lower than the U.S. statutory rate, and tax benefits associated with equity compensation, offset in part by U.S. state income taxes.

Note 5. Goodwill and Other Intangible Assets
The following is a summary of the changes in the carrying value of goodwill, by reportable segment, for the nine months ended June 30, 2025:

(in thousands)	U. S. Healthcare Solutions	International Healthcare Solutions	Total
Goodwill as of September 30, 2024	$6,208,522	$3,109,505	$9,318,027
Goodwill recognized in connection with acquisitions	4,806,840	116,567	4,923,407
Foreign currency translation	863	83,760	84,623
Goodwill as of June 30, 2025	$11,016,225	$3,309,832	$14,326,057
In the Company's prior year fourth quarter, a goodwill impairment of $418.0 million was recorded with respect to the PharmaLex reporting unit. As a result, its carrying value was reduced to its fair value. Company management is in the early stages of updating the estimated financial projections for all of its business units, which will be used as the basis for determining the fair value of its reporting units and allow the Company to complete its annual impairment testing in the fourth quarter of fiscal 2025. Based on this assessment, the carrying value of the PharmaLex reporting unit could exceed its fair value, resulting in an impairment of goodwill in the fourth quarter of fiscal 2025. The PharmaLex reporting unit had goodwill of $723.9 million as of June 30, 2025.
The following is a summary of other intangible assets:

	June 30, 2025				September 30, 2024
(in thousands)	Weighted Average Remaining Useful Life	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Indefinite-lived trade names		$17,000	$—	$17,000	$17,000	$—	$17,000
Finite-lived:
Customer relationships	13 years	5,291,190	(1,790,549)	3,500,641	5,090,864	(1,536,081)	3,554,783
Trade names and other	10 years	1,455,376	(1,043,963)	411,413	1,259,954	(830,691)	429,263
Total other intangible assets		$6,763,566	$(2,834,512)	$3,929,054	$6,367,818	$(2,366,772)	$4,001,046
Amortization expense for finite-lived intangible assets was $125.9 million and $164.7 million in the three months ended June 30, 2025 and 2024, respectively. Amortization expense for finite-lived intangible assets was $429.7 million and $496.6 million in the nine months ended June 30, 2025 and 2024, respectively. Amortization expense for finite-lived intangible assets is estimated to be $557.9 million in fiscal 2025, $400.5 million in fiscal 2026, $341.5 million in fiscal 2027, $329.8 million in fiscal 2028, $316.8 million in fiscal 2029, and $2,395.3 million thereafter.

Note 6. Debt
Debt consisted of the following:

(in thousands)	June 30, 2025	September 30, 2024
Multi-currency revolving credit facility due in 2030	$—	$—
Receivables securitization facility due in 2028	—	—
Term loan due in 2027	1,298,996	—
Money market facility due in 2027	—	—
$500,000, 3.250% senior notes due 2025	—	499,738
$750,000, 3.450% senior notes due 2027	747,940	747,308
$500,000, 4.625% senior notes due 2027	497,003	—
€500,000, 2.875% senior notes due 2028	582,556	—
$600,000, 4.850% senior notes due 2029	596,401	—
$500,000, 2.800% senior notes due 2030	497,022	496,564
$1,000,000, 2.700% senior notes due 2031	993,558	992,718
€500,000, 3.625% senior notes due 2032	580,439	—
$500,000, 5.125% senior notes due 2034	494,957	494,514
$700,000, 5.150% senior notes due 2035	694,771	—
$500,000, 4.250% senior notes due 2045	495,737	495,574
$500,000, 4.300% senior notes due 2047	494,021	493,821
Alliance Healthcare debt	66,677	286
Nonrecourse debt	200,408	167,553
Total debt	8,240,486	4,388,076
Less current portion of senior notes	—	499,738
Less Alliance Healthcare current portion	66,677	286
Less nonrecourse current portion	130,110	76,307
Long-term debt	$8,043,699	$3,811,745
Multi-Currency Revolving Credit Facility
    The Company had a $2.4 billion multi-currency senior unsecured revolving credit facility ("Multi-Currency Revolving Credit Facility") with a syndicate of lenders, which was scheduled to expire in October 2029. In June 2025, the Company amended and restated the Multi-Currency Revolving Credit Facility to extend the expiration to June 2030 and increase the aggregate amount of the commitments under this facility to $4.5 billion. Interest on borrowings under the Multi-Currency Revolving Credit Facility accrues at specified rates based upon the Company’s debt ratings. The Company pays facility fees to maintain the availability under the Multi-Currency Revolving Credit Facility at specified rates based on its debt rating. The Company may choose to repay or reduce its commitments under the Multi-Currency Revolving Credit Facility at any time. The Multi-Currency Revolving Credit Facility contains covenants, including compliance with a financial leverage ratio test, as well as others that impose limitations on, among other things, indebtedness of subsidiaries and asset sales, with which the Company was compliant as of June 30, 2025. There were no borrowings outstanding under the Multi-Currency Revolving Credit Facility as of June 30, 2025 and September 30, 2024.
Commercial Paper Program
    The Company has a $3.4 billion commercial paper program, which does not increase its borrowing capacity, that is fully backed by its Multi-Currency Revolving Credit Facility. The Company may, from time to time, issue short-term promissory notes in an aggregate amount of up to $3.4 billion at any one time. Amounts available under the program may be borrowed, repaid, and re-borrowed from time to time. The maturities on the notes will vary but may not exceed 365 days from the date of issuance. The notes will bear interest, if interest bearing, or will be sold at a discount from their face amounts. There were no borrowings outstanding under the commercial paper program as of June 30, 2025 and September 30, 2024.
364-Day Revolving Credit Facility
In November 2024, the Company entered into an agreement pursuant to which it obtained a $1.0 billion senior unsecured revolving credit facility (the "364-Day Revolving Credit Facility") with a syndicate of lenders, which was scheduled to expire 364 days after the January 2, 2025 closing of the RCA acquisition, the date on which borrowings under this facility became available to the Company. In June 2025, in conjunction with the amendment to the Multi-Currency Revolving Credit Facility, the Company terminated the 364-Day Revolving Credit Facility.
Receivables Securitization Facility
The Company had a $1.45 billion receivables securitization facility ("Receivables Securitization Facility"), which was scheduled to expire in October 2027. In June 2025, the Company amended the Receivables Securitization Facility to extend the expiration to June 2028, increase the size of the facility to $1.5 billion, and increase its accordion feature to $500 million from $250 million. This accordion feature allows the Company to increase the commitment on the Receivables Securitization Facility up to $500 million, subject to lender approval. Interest rates are based on prevailing market rates for short-term commercial paper or 30-day Term SOFR, plus a program fee. The Company pays a customary unused fee at prevailing market rates, monthly, to maintain the availability under the Receivables Securitization Facility. The Receivables Securitization Facility contains similar covenants to the Multi-Currency Revolving Credit Facility, with which the Company was compliant as of June 30, 2025. There were no borrowings outstanding under the Receivables Securitization Facility as of June 30, 2025 and September 30, 2024.
Money Market Facility
    The Company has an uncommitted, unsecured line of credit available to it pursuant to a money market credit agreement (the "Money Market Facility"). The Money Market Facility provides the Company with the ability to request short-term, unsecured revolving credit loans from time to time in a principal amount not to exceed $100 million. The Money Market Facility may be decreased or terminated by the bank or the Company at any time without prior notice. There were no borrowings outstanding under the Money Market Facility as of June 30, 2025 and September 30, 2024.
Working Capital Credit Facility
In July 2025, the Company entered into an uncommitted, unsecured line of credit to support its working capital needs ("Working Capital Credit Facility"). The Working Capital Credit Facility provides the Company with the ability to request short-term, unsecured revolving credit loans from time to time in a principal amount not to exceed $500 million. The Working Capital Credit Facility expires in July 2026 and may be decreased or terminated by the bank or the Company at any time without prior notice.
Term Loan
In January 2025, the Company borrowed $1.5 billion on a variable-rate term loan ("Term Loan") that matures in December 2027. The Term Loan was used to finance a portion of the acquisition of RCA (see Note 2). The Term Loan bears interest at a rate equal to either an adjusted SOFR plus an applicable margin or an alternate base rate plus an applicable margin. The margins are based on the Company's public debt ratings. The Term Loan contains similar covenants to the Multi-Currency Revolving Credit Facility. The Company has the right to prepay the borrowings under the Term Loan at any time, in whole or in part and without premium or penalty. Through June 30, 2025, the Company elected to make early principal payments of $200 million on the Term Loan.
Senior Notes
In December 2024, the Company issued $500 million of 4.625% senior notes due in December 2027 (the "2027 Notes"), $600 million of 4.850% senior notes due in December 2029 (the "2029 Notes"), and $700 million of 5.150% senior notes due in February 2035 (the "2035 Notes"). The 2027 Notes were sold at 99.815% of the principal amount with an effective yield of 4.634%. The 2029 Notes were sold at 99.968% of the principal amount with an effective yield of 4.852%. The 2035 Notes were sold at 99.945% of the principal amount with an effective yield of 5.153%. Interest on the 2027 Notes and the 2029 Notes is payable semi-annually in arrears on June 15 and December 15, which began on June 15, 2025. Interest on the 2035 Notes is payable semi-annually in arrears on February 15 and August 15, which began on February 15, 2025. The Company used the proceeds from the 2027 Notes, the 2029 Notes, and the 2035 Notes to finance a portion of the acquisition of RCA.
In May 2025, the Company issued €500 million of 2.875% senior notes due in May 2028 (the "2028 Notes") and €500 million of 3.625% senior notes due in May 2032 (the "2032 Notes"). The 2028 Notes were sold at 99.960% of the principal amount with an effective yield of 2.876%. The 2032 Notes were sold at 99.757% of the principal amount with an effective yield of 3.634%. Interest on the 2028 Notes and the 2032 Notes is payable annually in arrears beginning on May 22, 2026. The Company used the proceeds from the 2028 Notes and the 2032 Notes for general corporate purposes.

The Company uses foreign currency denominated debt held at the parent level to offset a portion of its foreign currency exchange rate exposure on its net investments in Euro-denominated subsidiaries. The Company's €1.0 billion of senior notes are designated as nonderivative hedging instruments that are remeasured each reporting period to reflect changes in the foreign currency exchange spot rate, with changes since the last remeasurement date recorded as foreign currency translation adjustments as a component of other comprehensive income/loss. The Company recorded losses on its nonderivative hedge of $53.2 million in Foreign Currency Translation Adjustments in the Consolidated Statements of Comprehensive Income in the three and nine months ended June 30, 2025.
The senior notes discussed above and also illustrated in the above debt table are collectively referred to as the "Notes." Interest on the Notes is payable semiannually in arrears, with the exception of the 2028 Notes and the 2032 Notes, which are paid annually in arrears. Most of the Notes were sold at small discounts to the principal amounts and, therefore, have effective yields that are greater than the stated interest rates in the table above. Costs incurred in connection with the issuance of the Notes were deferred and are being amortized over the terms of the Notes. The indentures governing the Notes contain restrictions and covenants, which include limitations on additional indebtedness; distributions to stockholders; the repurchase of stock and the making of other restricted payments; issuance of preferred stock; creation of certain liens; transactions with subsidiaries and other affiliates; and certain corporate acts such as mergers, consolidations, and the sale of substantially all assets. An additional covenant requires compliance with a financial leverage ratio test. The Company was compliant with all covenants as of June 30, 2025.
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
Note 7. Stockholders’ Equity and Earnings per Share
In March 2024, the Company's Board of Directors authorized a share repurchase program allowing the Company to purchase up to $2.0 billion of its outstanding shares of common stock, subject to market conditions. In the nine months ended June 30, 2025, the Company purchased 1.9 million shares of its common stock for a total of $435.4 million. As of June 30, 2025, the Company had $882.2 million of availability under this program.
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
    The following illustrates the components of diluted weighted average shares outstanding for the periods indicated:

	Three months ended June 30,		Nine months ended June 30,
(in thousands)	2025	2024	2025	2024
Weighted average common shares outstanding - basic	193,822	198,260	193,794	199,253
Dilutive effect of restricted stock units and stock options	1,408	1,787	1,378	1,772
Weighted average common shares outstanding - diluted	195,230	200,047	195,172	201,025
The potentially dilutive restricted stock units that were antidilutive for the three months ended June 30, 2025 were one thousand. There were no potentially dilutive restricted stock units that were antidilutive for the three months ended June 30, 2024. The potentially dilutive restricted stock units that were antidilutive for the nine months ended June 30, 2025 and 2024 were 92 thousand and 110 thousand, respectively.

Note 8. Restructuring and Other Expenses
    The following illustrates expenses incurred by the Company relating to Restructuring and Other Expenses for the periods indicated:

	Three months ended June 30,		Nine months ended June 30,
(in thousands)	2025	2024	2025	2024
Restructuring and employee severance costs	$10,408	$18,840	$55,066	$41,865
Business transformation efforts	30,205	20,646	81,325	79,096
Other, net	1,160	2,771	3,999	31,364
Total restructuring and other expenses	$41,773	$42,257	$140,390	$152,325
Restructuring and employee severance costs in the three and nine months ended June 30, 2025 primarily included workforce reductions in both of the Company's reportable segments. Restructuring and employee severance costs in the three and nine months ended June 30, 2024 primarily included expenses incurred related to facility closures in connection with the Company's office optimization plan and workforce reductions in both of its reportable segments.
Business transformation efforts in the three and nine months ended June 30, 2025 and 2024 included rebranding costs associated with the Company's name change to Cencora and non-recurring expenses related to significant strategic initiatives to improve operational efficiency, including certain technology initiatives. The majority of these costs are related to services provided by third-party consultants.
In February 2024, the Company experienced a cybersecurity event where data from its information systems was exfiltrated. In connection with this event, the Company incurred costs that were recorded in Other, net in the above table. The majority of the costs included in Other, net in the nine months ended June 30, 2024 related to this cybersecurity event.
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
On July 21, 2021, the Company announced that it and the two other national pharmaceutical distributors had negotiated a Distributor Settlement Agreement that, if all conditions were satisfied, would result in the resolution of a substantial majority of opioid lawsuits filed by state and local governmental entities. The Distributor Settlement Agreement became effective on April 2, 2022, and as of June 30, 2025, it included 48 of 49 eligible states (the "Settling States") as well as 99% by population of the eligible political subdivisions in the Settling States. The Distributor Settlement Agreement requires the Company to comply with certain requirements, including the establishment of a clearinghouse that will consolidate data from all three national pharmaceutical distributors. The States of Alabama and West Virginia and their subdivisions and Native American tribes are not a part of the Distributor Settlement Agreement, and the Company has reached separate agreements with those groups.
In Maryland, a trial commenced on September 16, 2024 in a case filed by the Mayor and City Council of Baltimore. On November 12, 2024, the jury returned a verdict finding ABDC (and another national distributor) liable for public nuisance and assessing approximately $274 million total in compensatory damages, approximately $74 million of which was assessed against ABDC. A second phase of the trial began on December 11, 2024 related to the City of Baltimore's request for an abatement remedy and proceeded as a bench trial. On June 12, 2025, the Court issued a ruling on the defendants’ post-trial motions relating to the first phase of the trial. The Court upheld the jury’s finding of liability, but granted the defendants a new trial on the extent of damages to correct certain errors and due to the excessive nature of the jury’s damages award. In the alternative, the Court granted remittitur, through which the Court reduced the compensatory damages assessed against ABDC to approximately $14.4 million. The Court intends to issue its ruling in the second phase of the trial regarding the City of Baltimore’s request for abatement by August 8, 2025. Thereafter, the City of Baltimore must elect to either accept the reduced damages award or proceed with a new trial. The Company is evaluating next steps, including a possible appeal. The $74 million is a component of the Company's $4.7 billion litigation liability as of June 30, 2025, as described below.
The MDL Court selected four cases filed by third-party payors to serve as additional litigation bellwethers. On May 31, 2024, the MDL Court severed and stayed these four cases against the Company and the two other national pharmaceutical distributors, pursuant to ongoing settlement discussions to resolve litigation filed by a putative class of third-party payors. On August 29, 2024, the Company and two other national pharmaceutical distributors entered into a proposed class action settlement agreement to resolve the opioid-related claims of a proposed settlement class of third-party payors. Pursuant to the agreement, the Company recorded a $93.0 million litigation expense accrual in its fiscal 2024 Consolidated Statement of Operations. The MDL Court granted a motion for preliminary approval of the proposed class action settlement on September 3, 2024. Following a time period for submission of any objections or requests to be excluded from the settlement, the MDL granted final approval of the settlement during a fairness hearing held on January 13, 2025 and entered a final approval order on January 15, 2025. On February 13, 2025, the sole objector to the settlement filed a notice of appeal of the final approval order. A settlement agreement with the sole objector was entered into on June 12, 2025. On June 16, 2025, the MDL Court ruled that it would approve the settlement with the sole objector if remanded for that purpose. On July 25, 2025, the United States Court of Appeals for the Sixth Circuit granted a motion for limited remand. The settlement is currently pending approval from the MDL Court.
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
The Company’s accrued litigation liability related to the Distributor Settlement Agreement, including the State of Alabama and an estimate for non-participating government subdivisions (with whom the Company has not reached a settlement agreement), as well as other opioid-related litigation for which it has reached settlement agreements, as described above, was $4.7 billion as of June 30, 2025 and $4.9 billion as of September 30, 2024. The $4.7 billion liability will be paid over 14 years. The Company currently estimates that $416.8 million will be paid prior to June 30, 2026, which is recorded in Accrued Expenses and Other on the Company’s Consolidated Balance Sheet. The remaining long-term liability of $4.3 billion is recorded in Accrued Litigation Liability on the Company’s Consolidated Balance Sheet. While the Company has accrued its estimated liability for opioid litigation, it is unable to estimate the range of possible loss associated with the matters that are not included in the accrual. Because loss contingencies are inherently unpredictable and unfavorable developments or resolutions can occur, the assessment is highly subjective and requires judgments about future events. The Company regularly reviews opioid litigation matters to determine whether its accrual is adequate. The amount of ultimate loss may differ materially from the amount accrued to date. Until such time as otherwise resolved, the Company will continue to litigate and prepare for trial and to vigorously defend itself in all such matters. Since these matters are still developing, the Company is unable to predict the outcome, but the result of these lawsuits could include excessive monetary verdicts and/or injunctive relief that may affect the Company’s operations. Additional lawsuits regarding the distribution of prescription opioid pain medications have been filed and may continue to be filed by a variety of types of plaintiffs, including lawsuits filed by non-governmental or non-political entities and individuals, among others. The Company is vigorously defending itself in the pending lawsuits and intends to vigorously defend itself against any threatened lawsuits or enforcement proceedings.
Since July 2017, the Company has received subpoenas from several U.S. Attorney’s Offices, including grand jury subpoenas from the U.S. Attorney's Office for the District of New Jersey ("USAO-NJ") and the U.S. Attorney's Office for the Eastern District of New York ("USAO-EDNY"). Those subpoenas requested the production of a broad range of documents pertaining to the Company’s distribution of controlled substances through its various subsidiaries, including ABDC, and its diversion control programs. The Company produced documents in response to the subpoenas and engaged in discussions with the various U.S. Attorney’s Offices, including the Health Care and Government Fraud Unit of the Criminal Division of the USAO-NJ, the U.S. Department of Justice Consumer Protection Branch and the U.S. Drug Enforcement Administration, in an attempt to resolve these matters. On December 29, 2022, the Department of Justice filed a civil complaint (the "Complaint") against the Company, ABDC, and Integrated Commercialization Services, LLC ("ICS"), a subsidiary of the Company, alleging violations of the Controlled Substances Act. Specifically, the Complaint alleges that the Company negligently failed to report suspicious orders to the Drug Enforcement Administration. In the Complaint, the Department of Justice seeks civil penalties and injunctive relief. This Complaint relates to the aforementioned and previously-disclosed investigations. On March 30, 2023, the Company filed a motion to dismiss the Complaint in its entirety on behalf of itself, ABDC, and ICS. On November 6, 2023, the United States District Court for the Eastern District of Pennsylvania granted in part and denied in part the motion, dismissing with prejudice all claims for civil penalties for Defendants’ alleged violations of the suspicious order reporting requirement prior to October 24, 2018, but otherwise denying the motion. On December 18, 2023, the Company, ABDC and ICS filed an Answer and Affirmative Defenses to the Complaint. On July 15, 2025, the Court entered an Amended Scheduling Order setting the fact discovery deadline as June 12, 2026 and the expert discovery deadline as January 15, 2027. The Company denies the allegations in the Complaint and intends to defend itself vigorously in the litigation.
Shareholder Securities Litigation
On December 30, 2021, the Lebanon County Employees' Retirement Fund and Teamsters Local 443 Health Services & Insurance Plan filed a complaint for a purported derivative action in the Delaware Court of Chancery against the Company and certain of its current officers and directors. The complaint alleges claims for breach of fiduciary duty allegedly arising from the Board’s and certain officers' oversight of the Company’s controlled substance diversion control programs. The defendants moved to dismiss the complaint on March 29, 2022. On December 22, 2022, the Delaware Court of Chancery granted the motion to dismiss. On January 9, 2023, the Plaintiffs filed a Motion for Relief from Judgment and Order Pursuant to Rule 60(b) from the Delaware Chancery Court’s judgment. On January 20, 2023, the Plaintiffs also appealed the ruling to the Delaware Supreme Court. On March 21, 2023, the Delaware Court of Chancery denied the Plaintiffs' Motion for Relief from Judgment and Order Pursuant to Rule 60(b). On December 18, 2023, the Delaware Supreme Court reversed the dismissal and remanded the case to the Delaware Court of Chancery for further proceedings. On January 12, 2024, the Company's Board of Directors established a Special Litigation Committee ("SLC") and delegated to the SLC the Board's full authority with respect to the litigation. On March 4, 2024, the Delaware Court of Chancery granted the SLC’s consented-to motion to stay the action pending its investigation of the allegations of the complaint. On July 28, 2025, the SLC notified the Court of Chancery that the parties had reached an agreement in principle to settle all claims in the action following a successful mediation conducted on June 24, 2025, and filed a stipulation to stay the action pending the presentation of a stipulation of settlement for the Court's approval. The Court of Chancery granted the stipulation staying the action on July 29, 2025, and the action remains stayed.
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
On March 3, 2022, the United States Attorney’s Office for the Western District of Virginia notified the Company of the existence of a criminal investigation into MWI Veterinary Supply Co. ("MWI"), the Company’s animal health subsidiary, in connection with grand jury subpoenas to which MWI previously responded relating to compliance with state and federal regulatory requirements governing wholesale shipments of animal health products to customers. In October 2024, the Company reached an agreement in principle to resolve these claims. While negotiations are still ongoing and no agreement has been finalized, pursuant to the agreement in principle the Company recorded a $49.1 million litigation expense accrual in its fiscal 2024 Consolidated Statement of Operations. This liability is included in Accrued Expenses and Other on the Company's Consolidated Balance Sheet as of June 30, 2025.
Note 10. Antitrust Settlements
Numerous lawsuits have been filed against certain brand pharmaceutical manufacturers alleging that the manufacturer, by itself or in concert with others, took improper actions to delay or prevent generic drugs from entering the market. These lawsuits are generally brought as class actions. The Company has not been named as a plaintiff in these lawsuits but has been a member of the direct purchasers' class (i.e., those purchasers who purchase directly from these pharmaceutical manufacturers). None of the lawsuits has gone to trial, but some have settled in the past with the Company receiving proceeds from the settlement funds. The Company recognized gains related to these lawsuits of $9.5 million and $51.6 million in the three months ended June 30, 2025 and 2024, respectively. The Company recognized gains related to these lawsuits of $231.0 million and $108.6 million in the nine months ended June 30, 2025 and 2024, respectively. These gains, which are net of attorney fees and estimated payments due to other parties, were recorded as reductions to cost of goods sold in the Company’s Consolidated Statements of Operations.
Note 11. Fair Value of Financial Instruments
The recorded amounts of the Company's cash and cash equivalents, accounts receivable, and accounts payable as of June 30, 2025 and September 30, 2024 approximate fair value based upon the relatively short-term nature of these financial instruments. Within Cash and Cash Equivalents, the Company had $209.5 million of investments in money market accounts as of June 30, 2025 and had $1,190.0 million of investments in money market accounts as of September 30, 2024. The fair value of the money market accounts was determined based upon unadjusted quoted prices in active markets for identical assets, otherwise known as Level 1 inputs.
The recorded amount of long-term debt (see Note 6) and the corresponding fair value as of June 30, 2025 were $8,043.7 million and $7,821.3 million, respectively. The recorded amount of long-term debt and the corresponding fair value as of September 30, 2024 were $3,811.7 million and $3,588.0 million, respectively. The fair value of long-term debt was determined based upon inputs other than quoted prices, otherwise known as Level 2 inputs.

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
The following illustrates reportable and operating segment disaggregated revenue as required by Accounting Standards Codification 606, "Revenue from Contracts with Customer," for the periods indicated:

	Three months ended June 30,		Nine months ended June 30,
(in thousands)	2025	2024	2025	2024
U.S. Healthcare Solutions:
Human Health	$71,404,871	$65,821,863	$210,978,813	$189,704,387
Animal Health	1,471,692	1,369,735	4,214,709	3,963,910
Total U.S. Healthcare Solutions	72,876,563	67,191,598	215,193,522	193,668,297
International Healthcare Solutions:
Alliance Healthcare	6,229,964	5,641,912	18,001,154	17,122,456
Other Healthcare Solutions	1,560,474	1,409,964	4,420,181	4,123,032
Total International Healthcare Solutions	7,790,438	7,051,876	22,421,335	21,245,488
Intersegment eliminations	(3,469)	(2,121)	(10,592)	(5,292)
Revenue	$80,663,532	$74,241,353	$237,604,265	$214,908,493
The following illustrates reportable segment operating income information for the periods indicated:

	Three months ended June 30,		Nine months ended June 30,
(in thousands)	2025	2024	2025	2024
U.S. Healthcare Solutions	$901,793	$698,305	$2,702,287	$2,237,493
International Healthcare Solutions	156,222	179,391	497,616	559,706
Intersegment eliminations	316	—	—	—
Total segment operating income	$1,058,331	$877,696	$3,199,903	$2,797,199
The following reconciles total segment operating income to income before income taxes for the periods indicated:

	Three months ended June 30,		Nine months ended June 30,
(in thousands)	2025	2024	2025	2024
Total segment operating income	$1,058,331	$877,696	$3,199,903	$2,797,199
Gains from antitrust litigation settlements	9,495	51,605	231,011	108,567
LIFO credit (expense)	52,058	(6,839)	19,913	64,441
Turkey highly inflationary impact	(14,776)	(3,636)	(36,410)	(43,915)
Acquisition-related intangibles amortization	(124,869)	(163,850)	(426,736)	(494,373)
Litigation and opioid-related expenses, net	(17,974)	(14,485)	(46,263)	(161,553)
Acquisition-related deal and integration expenses	(52,838)	(25,758)	(190,930)	(69,431)
Restructuring and other expenses	(41,773)	(42,257)	(140,390)	(152,325)
Operating income	867,654	672,476	2,610,098	2,048,610
Other (income) loss, net	(110,417)	12,814	(48,997)	33,790
Interest expense, net	81,794	31,328	213,715	136,022
Income before income taxes	$896,277	$628,334	$2,445,380	$1,878,798
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

Litigation and opioid-related expenses, net in the nine months ended June 30, 2024 includes a $214.0 million litigation accrual for ongoing litigation related to the distribution of prescription opioid medications (see Note 9). The nine-month period ended June 30, 2024 also includes a net $92.2 million opioid litigation settlement accrual reduction primarily as a result of the Company's prepayment of the net present value of a future obligation as permitted under its opioid settlement agreements.
Other (income) loss, net in the three months ended June 30, 2025 includes $39.7 million for the Company’s portion of an equity method investment’s gain on the sale of a business, a $27.3 million gain on the remeasurement of an equity investment, and a $26.0 million currency remeasurement gain on the deferred tax assets relating to 2020 Swiss tax reform. Other (income) loss, net in the three months ended June 30, 2024 includes a $13.3 million loss on the remeasurement of an equity investment.
Other (income) loss, net in the nine months ended June 30, 2025 includes $39.7 million for the Company’s portion of an equity method investment’s gain on the sale of a business, a $30.6 million gain on the remeasurement of an equity investment, a $15.7 million currency remeasurement gain on the deferred tax assets relating to 2020 Swiss tax reform, and a $35.5 million loss on the divestiture of non-core businesses. Other (income) loss, net in the nine months ended June 30, 2024 includes a $24.8 million loss on the remeasurement of an equity investment.

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
Executive Summary
    This executive summary provides highlights from the results of operations that follow:
•Revenue increased by $6.4 billion, or 8.7%, and $22.7 billion, or 10.6%, from the prior year quarter and nine-month period, respectively, due to growth in both reportable segments. The U.S. Healthcare Solutions segment grew its revenue by $5.7 billion, or 8.5%, and $21.5 billion, or 11.1%, from the prior year quarter and nine-month period, respectively, primarily due to overall market growth largely driven by unit volume growth, including increased sales of products labeled for diabetes and/or weight loss in the GLP-1 class of $1.4 billion, or 18.6%, and $6.8 billion, or 34.4%, from the prior year quarter and nine-month period, respectively, and increased sales of specialty products to physician practices and health systems. International Healthcare Solutions' revenue increased by $0.7 billion, or 10.5%, and $1.2 billion, or 5.5%, from the prior year quarter and nine-month period, respectively.
•Gross profit increased by $496.3 million, or 20.6%, and $1,107.4 million, or 14.9%, from the prior year quarter and nine-month period, respectively. The increase in gross profit from the prior year quarter is primarily due to the increase in gross profit in both reportable segments and a last-in, first-out ("LIFO") credit in the current year quarter in comparison to LIFO expense in the prior year quarter, offset in part by lower gains from antitrust litigation settlements. The increase in gross profit from the prior year nine-month period is primarily due to the increase in gross profit in the U.S. Healthcare Solutions reportable segment and larger gains from antitrust litigation settlements, offset in part by a lower LIFO credit in the current year period and a decrease in gross profit in the International Healthcare Solutions reportable segment. U.S. Healthcare Solutions' gross profit increased by $483.9 million, or 31.3%, and $1,039.4 million, or 21.7%, from the prior year quarter and nine-month period, respectively, driven by increased sales and the January 2025 acquisition of RCA. International Healthcare Solutions' gross profit increased by $6.6 million, or 0.8%, from the prior year quarter and decreased $15.5 million, or 0.6%, from the prior year nine-month period.
•Total operating expenses increased by $301.2 million, or 17.3%, and $545.9 million, or 10.2%, from the prior year quarter and nine-month period, respectively, primarily due to the January 2025 acquisition of RCA and the increase in acquisition-related deal and integration expenses, offset in part by a large decrease in litigation and opioid-related expenses in the current year nine-month period.
•Total segment operating income increased by $180.6 million, or 20.6%, and $402.7 million, or 14.4%, from the prior year quarter and nine-month period, respectively. U.S. Healthcare Solutions' operating income increased by $203.5 million, or 29.1%, and $464.8 million, or 20.8%, from the prior year quarter and nine-month period, respectively, in part due to the January 2025 acquisition of RCA. International Healthcare Solutions' operating income decreased by $23.2 million, or 12.9%, and $62.1 million, or 11.1%, from the prior year quarter and nine-month period, respectively.
•Our effective tax rates were 23.0% and 22.3% for the three and nine months ended June 30, 2025 respectively. Our effective tax rates were 22.4% and 19.5% for the three and nine months ended June 30, 2024, respectively. The effective tax rate for the nine months ended June 30, 2024 benefited from discrete tax benefits associated with foreign valuation allowance adjustments.

Results of Operations
Revenue

	Three months ended June 30,			Nine months ended June 30,
(dollars in thousands)	2025	2024	Change	2025	2024	Change
U.S. Healthcare Solutions:
Human Health	$71,404,871	$65,821,863	8.5%	$210,978,813	$189,704,387	11.2%
Animal Health	1,471,692	1,369,735	7.4%	4,214,709	3,963,910	6.3%
Total U.S. Healthcare Solutions	72,876,563	67,191,598	8.5%	215,193,522	193,668,297	11.1%
International Healthcare Solutions:
Alliance Healthcare	6,229,964	5,641,912	10.4%	18,001,154	17,122,456	5.1%
Other Healthcare Solutions	1,560,474	1,409,964	10.7%	4,420,181	4,123,032	7.2%
Total International Healthcare Solutions	7,790,438	7,051,876	10.5%	22,421,335	21,245,488	5.5%
Intersegment eliminations	(3,469)	(2,121)		(10,592)	(5,292)
Revenue	$80,663,532	$74,241,353	8.7%	$237,604,265	$214,908,493	10.6%
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
Revenue increased by $6.4 billion, or 8.7%, and $22.7 billion, or 10.6%, from the prior year quarter and nine-month period, respectively, due to growth in both reportable segments.
The U.S. Healthcare Solutions segment grew its revenue by $5.7 billion, or 8.5%, and $21.5 billion, or 11.1%, from the prior year quarter and nine-month period, respectively, primarily due to overall market growth largely driven by unit volume growth, including increased sales of products labeled for diabetes and/or weight loss in the GLP-1 class of $1.4 billion, or 18.6%, and $6.8 billion, or 34.4%, from the prior year quarter and nine-month period, respectively, and increased sales of specialty products to physician practices and health systems. Sales, including GLP-1 products, to our two largest customers increased by $1.4 billion and $5.6 billion from the prior year quarter and nine-month period, respectively.
International Healthcare Solutions' revenue increased by $0.7 billion, or 10.5%, and $1.2 billion, or 5.5%, from the prior year quarter and nine-month period, respectively, primarily due to increased sales at our European distribution business of $0.6 billion and $0.9 billion from the prior year quarter and nine-month period, respectively.
A number of our contracts with customers, including group purchasing organizations, are typically subject to expiration each year. We may lose a key customer if an existing contract with such customer expires without being extended, renewed, or replaced. As previously disclosed, we received a notice of non-renewal from an oncology customer, and in June 2025, our sales contract with that customer was terminated. Over the next twelve months, there are no key contracts scheduled to expire. Additionally, from time to time, key contracts may be terminated in accordance with their terms or extended, renewed, or replaced prior to their expiration dates. If those contracts are extended, renewed, or replaced at less favorable terms, they may also negatively impact our revenue, results of operations, and cash flows.

Gross Profit

	Three months ended June 30,			Nine months ended June 30,
(dollars in thousands)	2025	2024	Change	2025	2024	Change
U.S. Healthcare Solutions	$2,030,950	$1,547,022	31.3%	$5,837,203	$4,797,786	21.7%
International Healthcare Solutions	830,420	823,796	0.8%	2,476,950	2,492,450	(0.6)%
Intersegment eliminations	(1,032)	(1,171)		(3,705)	(1,717)
Gains from antitrust litigation settlements	9,495	51,605		231,011	108,567
LIFO credit (expense)	52,058	(6,839)		19,913	64,441
Turkey highly inflationary impact	(14,776)	(3,636)		(36,410)	(43,915)
Gross profit	$2,907,115	$2,410,777	20.6%	$8,524,962	$7,417,612	14.9%
    Gross profit increased by $496.3 million, or 20.6%, and $1,107.4 million, or 14.9%, from the prior year quarter and nine-month period, respectively. The increase in gross profit from the prior year quarter is primarily due to the increase in gross profit in both reportable segments and a LIFO credit in the current year quarter in comparison to LIFO expense in the prior year quarter, offset in part by lower gains from antitrust litigation settlements. The increase in gross profit from the prior year nine-month period is primarily due to the increase in gross profit in the U.S. Healthcare Solutions reportable segment and larger gains from antitrust litigation settlements, offset in part by a lower LIFO credit and a decrease in gross profit in the International Healthcare Solutions reportable segment.
U.S. Healthcare Solutions' gross profit increased by $483.9 million, or 31.3%, and $1,039.4 million, or 21.7%, from the prior year quarter and nine-month period, respectively, primarily due to increased sales and the January 2025 acquisition of RCA. As a percentage of revenue, U.S. Healthcare Solutions' gross profit margins were 2.79% and 2.71% in the current year quarter and nine-month period, respectively, and represent increases of 49 basis points and 23 basis points from the prior year quarter and nine-month period, respectively. The current year quarter increase of 49 basis points was primarily due to the January 2025 acquisition of RCA. The current year nine-month period increase of 23 basis points was primarily due to the January 2025 acquisition of RCA, offset in part by higher sales of GLP-1 products, which have lower gross profit margins, and lower sales of COVID vaccines, which have higher gross profit margins.
International Healthcare Solutions' gross profit increased by $6.6 million, or 0.8%, from the prior year quarter and decreased $15.5 million, or 0.6%, from the prior year nine-month period. The increase in the current year quarter is primarily due to the increase in gross profit at our European distribution business, offset in part by a decrease in gross profit at our global specialty logistics business. The decrease in the current year nine-month period is primarily due to a decline in gross profit at our global specialty logistics business, offset in part by an increase in gross profit at our European distribution business.
We recognized gains from antitrust litigation settlements with pharmaceutical manufacturers of $9.5 million and $51.6 million in the three months ended June 30, 2025 and 2024, respectively, and $231.0 million and $108.6 million in the nine months ended June 30, 2025 and 2024, respectively. The gains were recorded as reductions to Cost of Goods Sold (see Note 10 of the Notes to Consolidated Financial Statements).
Our cost of goods sold for interim periods includes a LIFO provision that is recorded ratably on a quarterly basis and is based on our estimated annual LIFO provision. The annual LIFO provision, which we estimate on a quarterly basis, is affected by manufacturer pricing practices, which may be impacted by market and other external influences, expected changes in inventory quantities, and product mix, many of which are difficult to predict. Changes to any of the above factors may have a material impact on our annual LIFO provision. Based on estimates in our current fiscal year LIFO provision, the LIFO credit in the current year nine-month period is lower than the LIFO credit in the prior year nine-month period primarily due to slightly higher brand pharmaceutical inflation, offset in part by higher generic pharmaceutical deflation.
We recognized expense in Cost of Goods Sold of $14.8 million and $3.6 million in the three months ended June 30, 2025 and 2024, respectively, and $36.4 million and $43.9 million in the nine months ended June 30, 2025 and 2024, respectively, related to the impact of Turkey highly inflationary accounting driven by the continued weakening of the Turkish Lira.

Operating Expenses

	Three months ended June 30,			Nine months ended June 30,
(dollars in thousands)	2025	2024	Change	2025	2024	Change
Distribution, selling, and administrative	$1,672,881	$1,383,206	20.9%	$4,744,976	$4,170,763	13.8%
Depreciation and amortization	253,995	272,595	(6.8)%	792,305	814,930	(2.8)%
Litigation and opioid-related expenses, net	17,974	14,485		46,263	161,553
Acquisition-related deal and integration expenses	52,838	25,758		190,930	69,431
Restructuring and other expenses	41,773	42,257		140,390	152,325
Total operating expenses	$2,039,461	$1,738,301	17.3%	$5,914,864	$5,369,002	10.2%
Distribution, selling, and administrative expenses increased by $289.7 million, or 20.9%, and $574.2 million, or 13.8%, compared to the prior year quarter and nine-month period, respectively, primarily due to the January 2025 acquisition of RCA and to support our revenue growth. As a percentage of revenue, distribution, selling, and administrative expenses were 2.07% and 2.00% in the current year quarter and nine-month period, respectively, and represent increases of 21 basis points and 6 basis points compared to the prior year quarter and nine-month period, respectively, primarily due to the January 2025 acquisition of RCA, offset in part by our improved operating leverage from our 8.7% and 10.6% revenue growth from the prior year quarter and nine-month period, respectively.
Depreciation expense increased 18.7% and 13.9% from the prior year quarter and nine-month period, respectively, and amortization expense decreased 23.6% and 13.5% from the prior year quarter and nine-month period, respectively. The decline in amortization expense is due to certain tradenames becoming fully amortized in connection with our company name change to Cencora and the gradual transition away from other tradenames used, which were acquired through prior acquisitions.
Litigation and opioid-related expenses, net in the three months ended June 30, 2025 and 2024 and in the nine months ended June 30, 2025 included legal fees in connection with opioid lawsuits and investigations. Litigation and opioid-related expenses, net in the nine months ended June 30, 2024 included a $214.0 million litigation accrual for ongoing litigation related to the distribution of prescription opioid medications and $39.7 million of legal fees in connection with opioid lawsuits and investigations, offset in part by a net $92.2 million opioid litigation settlement accrual reduction primarily as a result of our prepayment of the net present value of a future obligation as permitted under our opioid settlement agreements.
Acquisition-related deal and integration expenses in the three and nine months ended June 30, 2025 primarily included costs related to the acquisition of RCA, including expenses related to equity units retained by RCA physicians and members of management of $37.5 million and $74.9 million in the three and nine months ended June 30, 2025, respectively (see Note 2 of the Notes to Consolidated Financial Statements), and the continued integration of PharmaLex. Acquisition-related deal and integration expenses in the three and nine months ended June 30, 2024 primarily related to the integration of Alliance Healthcare and PharmaLex.
Restructuring and other expenses are comprised of the following:

	Three months ended June 30,		Nine months ended June 30,
(in thousands)	2025	2024	2025	2024
Restructuring and employee severance costs	$10,408	$18,840	$55,066	$41,865
Business transformation efforts	30,205	20,646	81,325	79,096
Other, net	1,160	2,771	3,999	31,364
Total restructuring and other expenses	$41,773	$42,257	$140,390	$152,325
Restructuring and employee severance costs in the three and nine months ended June 30, 2025 primarily included workforce reductions in both of our reportable segments. Restructuring and employee severance costs in the three and nine months ended June 30, 2024 primarily included expenses incurred related to facility closures in connection with our office optimization plan and workforce reductions in both of our reportable segments.
Business transformation efforts in the three and nine months ended June 30, 2025 and 2024 included rebranding costs associated with our name change to Cencora and non-recurring expenses related to significant strategic initiatives to improve operational efficiency, including certain technology initiatives. The majority of these costs are related to services provided by third-party consultants.
In February 2024, we experienced a cybersecurity event where data from our information systems was exfiltrated. In connection with this event, we incurred costs that were recorded in Other, net in the above table. The majority of the costs included in Other, net in the nine months ended June 30, 2024 related to this cybersecurity event.
Operating Income

	Three months ended June 30,			Nine months ended June 30,
(dollars in thousands)	2025	2024	Change	2025	2024	Change
U.S. Healthcare Solutions	$901,793	$698,305	29.1%	$2,702,287	$2,237,493	20.8%
International Healthcare Solutions	156,222	179,391	(12.9)%	497,616	559,706	(11.1)%
Intersegment eliminations	316	—		—	—
Total segment operating income	1,058,331	877,696	20.6%	3,199,903	2,797,199	14.4%

Gains from antitrust litigation settlements	9,495	51,605		231,011	108,567
LIFO credit (expense)	52,058	(6,839)		19,913	64,441
Turkey highly inflationary impact	(14,776)	(3,636)		(36,410)	(43,915)
Acquisition-related intangibles amortization	(124,869)	(163,850)		(426,736)	(494,373)
Litigation and opioid-related expenses, net	(17,974)	(14,485)		(46,263)	(161,553)
Acquisition-related deal and integration expenses	(52,838)	(25,758)		(190,930)	(69,431)
Restructuring and other expenses	(41,773)	(42,257)		(140,390)	(152,325)
Operating income	$867,654	$672,476	29.0%	$2,610,098	$2,048,610	27.4%
U.S. Healthcare Solutions' operating income increased by $203.5 million, or 29.1%, and $464.8 million, or 20.8%, from the prior year quarter and nine month-period, respectively, primarily due to the increases in gross profit, as noted above, and were offset in part by the increases in operating expenses. As a percentage of revenue, U.S. Healthcare Solutions' operating income margins were 1.24% and 1.26% in the current year quarter and nine-month period, respectively, and represent increases of 20 basis points and 10 basis points from the prior year quarter and nine-month period, respectively, due to the increases gross profit margin, as described above in the Gross Profit section, offset in part by increases in the operating expense margin.
International Healthcare Solutions' operating income decreased by $23.2 million, or 12.9%, and $62.1 million, or 11.1%, from the prior year quarter and nine-month period, respectively. These decreases were primarily due to lower operating income at our global specialty logistics business and our specialized consulting services business.
Other (Income) Loss, Net
Other (income) loss, net in the three months ended June 30, 2025 includes $39.7 million for our portion of an equity method investment’s gain on the sale of a business, a $27.3 million gain on the remeasurement of an equity investment, and a $26.0 million currency remeasurement gain on the deferred tax assets relating to 2020 Swiss tax reform. Other (income) loss, net in the three months ended June 30, 2024 includes a $13.3 million loss on the remeasurement of an equity investment.
Other (income) loss, net in the nine months ended June 30, 2025 includes $39.7 million for our portion of an equity method investment’s gain on the sale of a business, a $30.6 million gain on the remeasurement of an equity investment, a $15.7 million currency remeasurement gain on the deferred tax assets relating to 2020 Swiss tax reform, and a $35.5 million loss on the divestiture of non-core businesses. Other (income) loss, net in the nine months ended June 30, 2024 includes a $24.8 million loss on the remeasurement of an equity investment.

Interest Expense, Net
Interest expense, net and the respective weighted average interest rates for the three months ended June 30, 2025 and 2024 are as follows:

	2025		2024
(dollars in thousands)	Amount	Weighted Average Interest Rate	Amount	Weighted Average Interest Rate
Interest expense	$116,896	4.35%	$58,936	3.82%
Interest income	(35,102)	5.31%	(27,608)	5.30%
Interest expense, net	$81,794		$31,328
Interest expense, net increased by $50.5 million, or 161.1%, from the prior year quarter due to the increase in interest expense, offset in part by an increase in interest income. The increase in interest expense was primarily due to the issuance of our $1.8 billion of senior notes in December 2024 and the $1.5 billion variable-rate term loan, which we borrowed in January 2025 to finance a portion of the RCA acquisition, and increased revolving credit facility borrowings to cover short-term working capital needs. The increase in interest income was driven by higher average investment cash balances in the current year quarter in comparison to the prior year quarter.
Interest expense, net and the respective weighted average interest rates for the nine months ended June 30, 2025 and 2024 are as follows:

	2025		2024
(dollars in thousands)	Amount	Weighted Average Interest Rate	Amount	Weighted Average Interest Rate
Interest expense	$310,395	4.31%	$194,362	3.93%
Interest income	(96,680)	5.24%	(58,340)	5.11%
Interest expense, net	$213,715		$136,022
Interest expense, net increased by $77.7 million, or 57.1%, from the prior year nine-month period due to the increase in interest expense, offset in part by an increase in interest income. The increase in interest expense was primarily due to the issuance of our $1.8 billion of senior notes in December 2024 and the $1.5 billion variable-rate term loan, which we borrowed in January 2025 to finance a portion of the RCA acquisition, and increased revolving credit facility borrowings to cover short-term working capital needs. The increase in interest income was driven by higher average investment cash balances and higher investment interest rates outside the United States in the current year nine-month period in comparison to the prior year period.
Income Tax Expense
Our effective tax rates were 23.0% and 22.3% for the three and nine months ended June 30, 2025, respectively. Our effective tax rates were 22.4% and 19.5% for the three and nine months ended June 30, 2024, respectively. The effective tax rates for the three and nine months ended June 30, 2025 were higher than the U.S. statutory rate primarily due to U.S. state income taxes, offset in part by the benefit of income taxed at rates lower than the U.S. statutory rate and benefits associated with equity compensation. The effective tax rate for the three months ended June 30, 2024 was higher than the U.S. statutory rate primarily due to U.S. state income taxes, offset in part by the benefit of income taxed at rates lower than the U.S. statutory rate. The effective tax rate for the nine months ended June 30, 2024 was lower than the U.S. statutory rate primarily due to discrete tax benefits associated with foreign valuation allowance adjustments, the benefits of income taxed at rates lower than the U.S. statutory rate, and tax benefits associated with equity compensation, offset in part by U.S. state income taxes.
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

As of June 30, 2025 and September 30, 2024, our cash and cash equivalents held by foreign subsidiaries were $1.0 billion and $851.3 million, respectively. We have the ability to repatriate the majority of our cash and cash equivalents held by our foreign subsidiaries without incurring significant additional taxes upon repatriation.
Our cash balances in the nine months ended June 30, 2025 and 2024 were supplemented by intra-period credit facility borrowings to cover short-term working capital needs. The largest amount of intra-period borrowings under our revolving and securitization credit facilities that was outstanding at any one time during the nine months ended June 30, 2025 and 2024 was $5.1 billion and $3.2 billion, respectively. We had $86.1 billion and $56.7 billion of cumulative intra-period borrowings that were repaid under our credit facilities during the nine months ended June 30, 2025 and 2024, respectively.
Cash Flows
We generated $741.7 million of cash from operations during the nine months ended June 30, 2025 compared to $2.5 billion of cash from operations during the nine months ended June 30, 2024, a decrease of $1.7 billion. The decrease in the current year nine-month period was primarily driven by changes in our working capital accounts. The timing of cash receipts and disbursements can significantly impact our working capital. The change in working capital accounts, primarily accounts receivable and accounts payable, resulted in a year-over-year use of cash of $2.2 billion primarily due to the timing of cash receipts from customers and the timing of disbursements to suppliers, offset in part by our growth, which resulted in an increase in net income, plus non-cash items of $528.2 million.
During the nine months ended June 30, 2025, our operating activities provided cash of $741.7 million and was principally the result of the following:
•Net income of $1.9 billion; and
•Positive non-cash items of $1.0 billion, which is primarily comprised of amortization expense of $436.8 million and depreciation expense of $367.6 million.

The cash provided by the above items was offset in part by the following:
•An increase in accounts receivable of $977.6 million primarily due to an increase in sales and the timing of scheduled payments from our customers;
•An increase in inventories of $949.9 million to support the increase in business volume; and
•A decrease in accrued expenses of $316.7 million primarily due to the payment of accrual liabilities that were on our Consolidated Balance Sheet as of September 30, 2024, including $226.0 million of opioid litigation settlement payments.
During the nine months ended June 30, 2024, our operating activities provided cash of $2.5 billion and was principally the result of the following:
•An increase in accounts payable of $4.1 billion primarily due to the increase in our inventory balances and the timing of scheduled payments to our suppliers;
•Net income of $1.5 billion; and
•Positive non-cash items of $897.3 million, which is primarily comprised of amortization expense of $502.1 million and depreciation expense of $337.0 million.
The cash provided by the above items was offset in part by the following:
•An increase in accounts receivable of $3.1 billion primarily due to an increase in sales and the timing of scheduled payments from our customers; and
•An increase in inventories of $835.6 million to support the increase in business volume.
We use days sales outstanding, days inventory on hand, and days payable outstanding to evaluate our working capital performance. The below financial metrics are calculated based upon a quarterly average and can be impacted by the timing of cash receipts and disbursements, which can vary significantly depending upon the day of the week on which the period ends.

	Three months ended June 30,		Nine months ended June 30,
	2025	2024	2025	2024
Days sales outstanding	27.9	29.0	27.9	28.9
Days inventory on hand	26.8	25.8	27.1	26.8
Days payable outstanding	59.0	60.1	59.6	60.7

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
Operating cash flows during the nine months ended June 30, 2025 included $263.1 million of interest payments and $421.4 million of income tax payments, net of refunds. Operating cash flows during the nine months ended June 30, 2024 included $197.7 million of interest payments and $408.9 million of income tax payments, net of refunds.
Capital expenditures in the nine months ended June 30, 2025 and 2024 were $418.2 million and $304.8 million, respectively. Significant capital expenditures in the nine months ended June 30, 2025 included investments relating to the expansion and enhancement of our distribution network and various technology initiatives. Significant capital expenditures in the nine months ended June 30, 2024 included investments in various technology initiatives, including technology investments at Alliance Healthcare.
We currently expect to invest approximately $600 million in capital expenditures during fiscal 2025. Larger 2025 capital expenditures will include investments relating to the expansion and enhancement of our distribution network and various technology initiatives.
In addition to capital expenditures, net cash used in investing activities in the nine months ended June 30, 2025 included $3.9 billion for the acquisition of RCA and $193.8 million for equity investments.
Net cash provided by financing activities in the nine months ended June 30, 2025 principally resulted from the $1.8 billion issuance of senior notes and $1.5 billion of term loan borrowings to finance a portion of the acquisition of RCA, as well as the issuance of €1.0 billion of senior notes that were used for general corporate purposes. All of the above were offset in part by the repayment of our $500 million of 3.250% senior notes that matured in March 2025, $435.5 million in purchases of our common stock, $329.6 million in cash dividends paid on our common stock, and $200 million of term loan repayments.
Net cash used in financing activities in the nine months ended June 30, 2024 principally resulted from $986.4 million purchases of our common stock, the repayment of our $500 million of 3.400% senior notes that matured in May 2024, and $315.2 million in cash dividends paid on our common stock, offset in part by the issuance of our $500 million of senior notes in February 2024.

Debt and Credit Facility Availability
The following table illustrates our debt structure as of June 30, 2025, including availability under the multi-currency revolving credit facility; the receivables securitization facility; the money market facility; and the Alliance Healthcare debt:

(in thousands)	Outstanding Balance	Additional Availability
Fixed-Rate Debt:
$750,000, 3.450% senior notes due 2027	$747,940	$—
$500,000, 4.625% senior notes due 2027	497,003	—
€500,000, 2.875% senior notes due 2028	582,556	—
$600,000, 4.850% senior notes due 2029	596,401	—
$500,000, 2.800% senior notes due 2030	497,022	—
$1,000,000, 2.700% senior notes due 2031	993,558	—
€500,000, 3.625% senior notes due 2032	580,439	—
$500,000, 5.125% senior notes due 2034	494,957	—
$700,000, 5.150% senior notes due 2035	694,771
$500,000, 4.250% senior notes due 2045	495,737	—
$500,000, 4.300% senior notes due 2047	494,021	—
Nonrecourse debt	108,232	—
Total fixed-rate debt	6,782,637	—

Variable-Rate Debt:
Multi-currency revolving credit facility due in 2030	—	4,500,000
Receivables securitization facility due in 2028	—	1,500,000
Term loan due in 2027	1,298,996	—
Money market facility due in 2027	—	100,000
Alliance Healthcare debt	66,677	383,328
Nonrecourse debt	92,176	—
Total variable-rate debt	1,457,849	6,483,328
Total debt	$8,240,486	$6,483,328
We had a $2.4 billion multi-currency senior unsecured revolving credit facility ("Multi-Currency Revolving Credit Facility") with a syndicate of lenders, which was scheduled to expire in October 2029. In June 2025, we amended and restated the Multi-Currency Revolving Credit Facility to extend the expiration to June 2030 and increase the aggregate amount of the commitments thereunder to $4.5 billion. Interest on borrowings under the Multi-Currency Revolving Credit Facility accrues at specified rates based upon our debt ratings. We pay facility fees to maintain the availability under the Multi-Currency Revolving Credit Facility at specified rates based on our debt rating. We may choose to repay or reduce our commitments under the Multi-Currency Revolving Credit Facility at any time. The Multi-Currency Revolving Credit Facility contains covenants, including compliance with a financial leverage ratio test, as well as others that impose limitations on, among other things, indebtedness of subsidiaries and asset sales, with which we were compliant as of June 30, 2025. There were no borrowings outstanding under the Multi-Currency Revolving Credit Facility as of June 30, 2025 and September 30, 2024.
    We have a commercial paper program, which does not increase our borrowing capacity, that is fully backed by our Multi-Currency Revolving Credit Facility. We may, from time to time, issue short-term promissory notes in an aggregate amount of up to $3.4 billion at any one time. Amounts available under the program may be borrowed, repaid, and re-borrowed from time to time. The maturities on the notes will vary but may not exceed 365 days from the date of issuance. The notes will bear interest, if interest bearing, or will be sold at a discount from their face amounts. There were no borrowings outstanding under the commercial paper program as of June 30, 2025 and September 30, 2024.
In November 2024, we entered into an agreement pursuant to which we obtained a $1.0 billion senior unsecured revolving credit facility (the "364-Day Revolving Credit Facility") with a syndicate of lenders, which was scheduled to expire 364 days after the January 2, 2025 closing of the RCA acquisition, the date on which borrowings under this facility became available to us. In June 2025, in conjunction with the amendment to the Multi-Currency Revolving Credit Facility, we terminated the 364-Day Revolving Credit Facility.

We had a $1.45 billion receivables securitization facility ("Receivables Securitization Facility"), which was scheduled to expire in October 2027. In June 2025, we amended the Receivables Securitization Facility to extend the expiration to June 2028, increase the size of the facility to $1.5 billion, and increase its accordion feature to $500 million from $250 million. The accordion feature allows us to increase the commitment on the Receivables Securitization Facility up to $500 million, subject to lender approval. Interest rates are based on prevailing market rates for short-term commercial paper or 30-day Term SOFR, plus a program fee. We pay a customary unused fee at prevailing market rates, monthly, to maintain the availability under the Receivables Securitization Facility. The Receivables Securitization Facility contains similar covenants to the Multi-Currency Revolving Credit Facility, with which we were compliant as of June 30, 2025. There were no borrowings outstanding under the Receivables Securitization Facility as of June 30, 2025 and September 30, 2024.
We have an uncommitted, unsecured line of credit available to us pursuant to a money market credit agreement (the "Money Market Facility"). The Money Market Facility provides us with the ability to request short-term, unsecured revolving credit loans from time to time in a principal amount not to exceed $100 million. The Money Market Facility may be decreased or terminated by the bank or us at any time without prior notice. There were no borrowings outstanding under the Money Market Facility as of June 30, 2025 and September 30, 2024.
In July 2025, we entered into an uncommitted, unsecured line of credit to support our working capital needs ("Working Capital Credit Facility"). The Working Capital Credit Facility provides us with the ability to request short-term, unsecured revolving credit loans from time to time in a principal amount not to exceed $500 million. The Working Capital Credit Facility expires in July 2026 and may be decreased or terminated by the bank or us at any time without prior notice.
In January 2025, we borrowed $1.5 billion on a variable-rate term loan ("Term Loan") that matures in December 2027. The Term Loan was used to finance a portion of the acquisition of RCA. The Term Loan bears interest at a rate equal to either an adjusted SOFR plus an applicable margin or an alternate base rate plus an applicable margin. The margins are based on our public debt ratings. The Term Loan contains similar covenants to the Multi-Currency Revolving Credit Facility. We have the right to prepay the borrowings under the Term Loan at any time, in whole or in part and without premium or penalty. Through June 30, 2025, we elected to make early principal payments of $200 million on the Term Loan.
In December 2024, we issued $500 million of 4.625% senior notes due in December 2027 (the "2027 Notes"), $600 million of 4.850% senior notes due in December 2029 (the "2029 Notes"), and $700 million of 5.150% senior notes due in February 2035 (the "2035 Notes"). The 2027 Notes were sold at 99.815% of the principal amount with an effective yield of 4.634%. The 2029 Notes were sold at 99.968% of the principal amount with an effective yield of 4.852%. The 2035 Notes were sold at 99.945% of the principal amount with an effective yield of 5.153%. Interest on the 2027 Notes and the 2029 Notes is payable semi-annually in arrears on June 15 and December 15, which began on June 15, 2025. Interest on the 2035 Notes is payable semi-annually in arrears on February 15 and August 15, which began on February 15, 2025. We used the proceeds from the 2027 Notes, the 2029 Notes, and the 2035 Notes to finance a portion of the acquisition of RCA.
In May 2025, we issued €500 million of 2.875% senior notes due in May 2028 (the "2028 Notes") and €500 million of 3.625% senior notes due in May 2032 (the "2032 Notes"). The 2028 Notes were sold at 99.960% of the principal amount with an effective yield of 2.876%. The 2032 Notes were sold at 99.757% of the principal amount with an effective yield of 3.634%. Interest on the 2028 Notes and the 2032 Notes is payable annually in arrears beginning on May 22, 2026. We used the proceeds from the 2028 Notes and the 2032 Notes for general corporate purposes.
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
Share Purchase Programs and Dividends
In March 2024, our Board of Directors authorized a share repurchase program allowing us to purchase up to $2.0 billion of our outstanding shares of common stock, subject to market conditions. In the nine months ended June 30, 2025, we purchased $435.4 million of our common stock. As of June 30, 2025, we had $882.2 million of availability under this program.
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

Commitments and Obligations
As discussed and defined in Note 9 of the Notes to Consolidated Financial Statements, on July 21, 2021, it was announced that we and the two other national pharmaceutical distributors had negotiated a Distributor Settlement Agreement. The Distributor Settlement Agreement became effective on April 2, 2022, and as of June 30, 2025, it included 48 of 49 eligible states (the "Settling States") as well as 99% by population of the eligible political subdivisions in the Settling States. Our accrued litigation liability related to the Distributor Settlement Agreement and an estimate for non-participating government subsidiaries (with whom we have not reached a settlement agreement), as well as other opioid-related litigation for which we have reached settlement agreements on our Consolidated Balance Sheet as of June 30, 2025 is $4.7 billion and is expected to be paid over the next 14 years. We currently estimate that $416.8 million will be paid prior to June 30, 2026. The payment of the aforementioned litigation liability has not and is not expected to have an impact on our ability to pay dividends.
The following is a summary of our contractual obligations for future principal and interest payments on our debt, minimum rental payments on our noncancellable operating leases, and minimum payments on our other commitments as of June 30, 2025:

Payments Due by Period (in thousands)	Debt, Including Interest Payments	Operating Leases	Other Commitments	Total
Within 1 year	$546,873	$312,545	$146,209	$1,005,627
1-3 years	3,801,016	540,374	118,789	4,460,179
4-5 years	1,491,964	401,837	29,603	1,923,404
After 5 years	4,846,975	652,034	389	5,499,398
Total	$10,686,828	$1,906,790	$294,990	$12,888,608
The 2017 Tax Act requires a one-time transition tax to be recognized on historical foreign earnings and profits. As of June 30, 2025, we expect to pay the remaining $57.9 million related to the transition tax in January 2026. The transition tax commitment is included in "Other Commitments" in the above table.
Our liability for uncertain tax positions was $602.3 million (including interest and penalties) as of June 30, 2025. This liability represents an estimate of tax positions that we have taken in our tax returns which may ultimately not be sustained upon examination by taxing authorities. Since the amount and timing of any future cash settlements cannot be predicted with reasonable certainty, the estimated liability has been excluded from the above contractual obligations table. Our liability for uncertain tax positions as of June 30, 2025 primarily includes an uncertain tax benefit related to the legal accrual for litigation related to the distribution of prescription opioid pain medications, as disclosed in Note 9 of the Notes to Consolidated Financial Statements.
Market and Risks
We have exposure to foreign currency and exchange rate risk from our non-U.S. operations. Our largest exposure to foreign exchange rates exists primarily with the U.K. Pound Sterling, the Euro, the Turkish Lira, the Brazilian Real, and the Canadian Dollar. We use forward contracts to hedge against the foreign currency exchange rate impact on certain intercompany receivable and payable balances. We use foreign currency denominated debt held at the parent level to offset a portion of our foreign currency exchange rate exposure on our net investments in Euro-denominated subsidiaries (see Note 6 of the Notes to Consolidated Financial Statements). We may use derivative instruments to hedge our foreign currency exposure, but not for speculative or trading purposes. Revenue from our foreign operations during the nine months ended June 30, 2025 was approximately 9% of our consolidated revenue.
We have market risk exposure to interest rate fluctuations relating to our debt. We manage interest rate risk by using a combination of fixed-rate and variable-rate debt. The amount of variable-rate debt fluctuates during the year based on our working capital requirements. We had $1.5 billion of variable-rate debt outstanding as of June 30, 2025. We periodically evaluate financial instruments to manage our exposure to fixed and variable interest rates. However, there are no assurances that such instruments will be available in the combinations we want and/or on terms acceptable to us. There were no such financial instruments in effect as of June 30, 2025.
We also have market risk exposure to interest rate fluctuations relating to our cash and cash equivalents. We had $2.2 billion in cash and cash equivalents as of June 30, 2025. The unfavorable impact of a hypothetical decrease in interest rates on cash and cash equivalents would be partially offset by the favorable impact of such a decrease on variable-rate debt. For every $100 million of cash invested that is in excess of variable-rate debt, a 10-basis point decrease in interest rates would increase our annual net interest expense by $0.1 million.
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
We have risks from other geopolitical trends and events, such as the ongoing conflicts in Ukraine and between Israel and Hamas. Although the long-term implications of these conflicts are difficult to predict at this time, the impact of these conflicts has not been material to our financial results.

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
Changes in Internal Control over Financial Reporting
During the third quarter of fiscal 2025, there was no change in Cencora, Inc.'s internal control over financial reporting identified in connection with the evaluation required by Rule 13a-15(d) and 15d-15(d) of the Exchange Act that occurred during the quarter ended June 30, 2025 that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.

PART II.  OTHER INFORMATION
ITEM 1.  Legal Proceedings
See Note 9 (Legal Matters and Contingencies) of the Notes to Consolidated Financial Statements set forth under Item 1 of Part I of this Quarterly Report on Form 10-Q for the Company’s current description of legal proceedings.
ITEM 1A.  Risk Factors
Our significant business risks are described in Item 1A to our Form 10-K for the fiscal year ended September 30, 2024 to which reference is made herein.
ITEM 2.  Unregistered Sales of Equity Securities and Use of Proceeds
(c) Issuer Purchases of Equity Securities
The following table sets forth the number of shares purchased, the average price paid per share, the total number of shares purchased as part of publicly announced programs, and the approximate dollar value of shares that may yet be purchased under the programs during each month in the fiscal quarter ended June 30, 2025. See  Note 7, "Stockholders' Equity and Earnings per Share," contained in "Notes to Consolidated Financial Statements" in Part I, Item 1 of this Quarterly Report on Form 10-Q for additional information.

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Programs	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Programs
April 1 to April 30	380	$262.70	—	$882,238,036
May 1 to May 31	56	$291.24	—	$882,238,036
June 1 to June 30	—	$—	—	$882,238,036
Total	436		—
ITEM 3.  Defaults Upon Senior Securities
None.
ITEM 4.  Mine Safety Disclosures
Not applicable.
ITEM 5.  Other Information
Executive Officer Trading Arrangements
During the three months ended June 30, 2025, none of our directors or officers (as defined in Rule 16a-1(f) of the Exchange Act) adopted, modified or terminated any contract, instruction, or written plan for the purchase or sale of our securities that was intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) of the Exchange Act (a "Rule 10b5-1 trading arrangement") or any non-Rule 10b5-1 trading arrangement (as defined in Item 408(c) of Regulation S-K), except as follows:
Robert P. Mauch, our President and Chief Executive Officer, adopted a Rule 10b5-1 trading arrangement on May 23, 2025, pursuant to which he may sell up to 30,577 shares of the Company's common stock, including shares to be received upon the exercise of vested stock options, prior to the earlier to occur of February 27, 2026 or completion of all sales under the plan.
Uncommitted BNPP Credit Facility
The information set forth below is included for the purpose of providing disclosure under "Item 1.01 - Entry into a Material Definitive Agreement" and "Item 2.03 - Creation of a Direct Financial Obligation or an Obligation Under an Off-Balance Sheet Arrangement of a Registrant" of Form 8-K.
On July 31, 2025, the Company entered into an Uncommitted Facility Letter and Supplement of Additional Terms, between the Company and BNP Paribas, pursuant to which the Company may request short term unsecured credit loans in a principal amount not to exceed $500 million (the “Uncommitted BNPP Credit Facility”).
Borrowings under the Uncommitted BNPP Credit Facility may be used for working capital or other general corporate purposes. The Company has the right to prepay borrowings under the Uncommitted BNPP Credit Facility at any time without premium or penalty. The Uncommitted BNPP Credit Facility contains certain representations, warranties, covenants and events of default.
BNP Paribas and its affiliates have various relationships with the Company and have in the past provided, and may in the future provide, banking and other financial services to the Company and its affiliates for which they have received and may continue to receive fees and commissions. In particular, BNP Paribas has served as an underwriter and syndication agent and BNP Paribas Securities Corp., an affiliate of BNP Paribas, served as a joint lead arranger and joint bookrunner in connection with past senior note offerings by the Company and may serve similar roles in future securities offerings by the Company. Additionally, BNP Paribas Securities Corp. serves as a joint lead arranger and joint bookrunner and BNP Paribas serves as a syndication agent under our Term Loan Facility dated as of November 26, 2024, as amended by Amendment No. 1 to the Term Credit Agreement, dated June 4, 2025. BNP Paribas Securities Corp. also serves as a syndication agent under our Amended and Restated Credit Agreement dated as of June 4, 2025.
The foregoing description of the Uncommitted BNPP Credit Facility is qualified in its entirety by reference to the Uncommitted Facility Letter and Supplement of Additional Terms, which is filed hereto as Exhibit 10.5 and incorporated herein by reference.

ITEM 6.  Exhibits

    (a)         Exhibits:

Exhibit Number	Description
4.1
Sixteenth Supplemental Indenture, dated May 22, 2025, by and among the Registrant, U.S. Bank Europe DAC, U.K. Branch and U.S. Bank Trust Company, National Association (including Form of 2.875% Senior Note due 2028) (incorporated by reference to Exhibit 4.1 to the Current Report on Form 8-K filed by the Registrant on May 22, 2025).

4.2
Seventeenth Supplemental Indenture, dated May 22, 2025, by and among the Registrant, U.S. Bank Europe DAC, U.K. Branch and U.S. Bank Trust Company, National Association (including Form of 3.625% Senior Note due 2032) (incorporated by reference to Exhibit 4.2 to the Current Report on Form 8-K filed by the Registrant on May 22, 2025).

10.1
Underwriting Agreement, dated as of May 15, 2025, by and among the Registrant, BNP PARIBAS, Citigroup Global Markets Limited, J.P. Morgan Securities plc and Société Générale, as representatives of the underwriters listed in Schedule 1 thereto (incorporated by reference to Exhibit 1.1 to the Current Report on Form 8-K filed by the Registrant on May 19, 2025).

10.2
Amended and Restated Credit Agreement, dated as of June 4, 2025, among the Registrant, the borrowing subsidiaries party thereto, the lenders party thereto, and JPMorgan Chase Bank, N.A., as Administrative Agent (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed by the Registrant on June 6, 2025).

10.3
Amendment No. 1 to Term Credit Agreement, dated as of June 4, 2025, among the Registrant, the lenders party thereto and Bank of America, N.A., as administrative agent (incorporated by reference to Exhibit 10.2 to the Current Report on Form 8-K filed by the Registrant on June 6, 2025).

10.4
Twenty-Second Amendment to Amended and Restated Receivables Purchase Agreement, dated as of June 30, 2025, among Amerisource Receivables Financial Corporation, as seller, AmerisourceBergen Drug Corporation, as servicer, the Purchaser Agents and Purchasers party thereto, and MUFG Bank, Ltd., as administrator (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed by the Registrant on July 3, 2025).

10.5	Uncommitted Facility Letter and Supplement of Additional Terms, dated as of July 31, 2025, by and between the Registrant and BNP Paribas.
31.1	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer.
31.2	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer.
32	Section 1350 Certifications of Chief Executive Officer and Chief Financial Officer.
101
Financial statements from the Quarterly Report on Form 10-Q of Cencora, Inc. for the quarter ended June 30, 2025, formatted in Inline Extensible Business Reporting Language (iXBRL): (i) the Consolidated Balance Sheets, (ii) the Consolidated Statements of Operations, (iii) the Consolidated Statements of Comprehensive Income, (iv) the Consolidated Statements of Changes in Stockholders' Equity, (v) the Consolidated Statements of Cash Flows, and (vi) the Notes to Consolidated Financial Statements.

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).

SIGNATURES

    Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CENCORA, INC.

August 6, 2025	/s/ Robert P. Mauch
Robert P. Mauch
President and Chief Executive Officer

August 6, 2025	/s/ James F. Cleary
James F. Cleary
Executive Vice President and Chief Financial Officer