Form 10-K
period 2025-09-30
Cencora, Inc.
filed 2025-11-25
CIK 1140859

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-K
☑       ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE FISCAL YEAR ENDED September 30, 2025
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
Indicate by check mark if the registrant is a well-known seasoned issuer (as defined in Rule 405 of the Securities Act). Yes ☑ No ☐
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934. Yes ☐ No ☑
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐
Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (Section 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☑ No ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act. Large accelerated filer ☑  Accelerated filer ☐  Non-accelerated filer ☐  Smaller reporting company ☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C.7262(b)) by the registered public accounting firm that prepared or issued its audit report.☑
If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐
Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b) ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Securities Exchange Act of 1934). Yes ☐ No ☑
The aggregate market value of voting stock held by non-affiliates of the registrant on March 31, 2025 based upon the closing price of such stock on the New York Stock Exchange on March 31, 2025 was $37,887,695,618.
The number of shares of common stock of Cencora, Inc. outstanding as of October 31, 2025 was 193,993,444.

Documents Incorporated by Reference
Portions of the registrant’s Proxy Statement for the 2026 Annual Meeting of Stockholders are incorporated by reference in Part III of this Annual Report on Form 10-K.

Cautionary Note Regarding Forward-Looking Statements
This Annual Report on Form 10-K contains “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). These forward-looking statements may include, without limitation, statements regarding our financial position, business strategy and the plans and objectives of management for Cencora, Inc.’s (the “Company,” “Cencora,” “we,” “us,” and “our”) future operations; future liabilities and other obligations; anticipated trends and prospects in the industries in which our business operates; new products, services and related strategies; and capital allocation, including share repurchases and dividends. These statements may constitute projections, forecasts and forward-looking statements, and are not guarantees of performance. Such statements can be identified by the fact that they do not relate strictly to historical or current facts. When used in this Annual Report on Form 10-K, words such as “aim,” “anticipate,” “believe,” “can,” “continue,” “could,” “estimate,” “expect,” “intend,” “may,” “might,” “on track,” “opportunity,” “plan,” “possible,” “potential,” “predict,” “project,” “seek,” “should,” “strive,” “sustain,” “synergy,” “target,” “will,” “would” and similar expressions are intended to identify forward-looking statements, but the absence of these words does not mean that a statement is not forward-looking.
These forward-looking statements reflect management’s current views with respect to future events, subject to uncertainty and changes in circumstances, and are based on assumptions as of the date of this Annual Report on Form 10-K. Although we believe that the assumptions underlying the forward-looking statements are reasonable, we can give no assurance that our expectations will be attained. Factors that could have a material adverse effect on our financial condition, liquidity, results of operations or future prospects or that could cause actual results, performance or achievements to differ materially from our expectations include, but are not limited to:
•our ability to respond to general macroeconomic conditions and geopolitical uncertainties, including changes or uncertainties in U.S. policies, financial market volatility and disruption, inflationary concerns, interest and currency exchange rates, and uncertain economic conditions in the United States and abroad;
•our ability to respond to changes or uncertainty in the policies of countries and regions in which we do business, including with respect to trade policies, tariffs, or other protective measures, which can disrupt our global operations, as well as the operations of our customers and suppliers;
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
•risks associated with our strategic, long-term relationships with Walgreens and Boots UK Ltd. (“Boots”), including with respect to the pharmaceutical distribution agreement and/or the global generic purchasing services arrangement;
•risks that acquisitions of or investments in businesses, including the acquisition of Retina Consultants of America and the investment in OneOncology, fail to achieve expected or targeted future financial and operating performance and results;
•our ability to manage and complete divestitures;
•our ability to effectively manage our growth;
•our ability to maintain the strength and security of information technology systems;
•any inability or failure by us, our service providers, or third-party business partners to anticipate or detect data or information security breaches or other cyberattacks, including due to the evolution of artificial intelligence (“AI”) or otherwise;
•our ability to manage foreign expansion, including non-compliance with the U.S. Foreign Corrupt Practices Act, anti-bribery laws, economic sanctions and import laws and regulations;
•risks associated with our international operations, including changes to laws and regulations in countries where we do business, financial and other impacts of macroeconomic and geopolitical trends and events, including rising nationalism, the conflict in Ukraine, evolving conditions in the Middle East, and related regional and global ramifications;
•unfavorable trends in brand and generic pharmaceutical pricing, including the rate or frequency of price inflation or deflation;
•changes in the U.S. healthcare and regulatory environment, including changes that could impact vaccine and prescription drug coverage, reimbursement, pricing, distribution, and contracting, as well as other regulatory changes from the Executive Branch, including executive orders, and resulting from the One Big Beautiful Bill Act (“OBBBA”);
•the bankruptcy, insolvency, or other credit failure of a significant supplier or customer;
•our ability to comply with increasing governmental regulations regarding the pharmaceutical supply chain;
•continued federal and state government enforcement initiatives to detect and prevent suspicious orders of opioid medications, controlled substance medications, or other medications, and the diversion of such medications;
•uncertainties associated with litigation, including the outcome of any legal or governmental proceedings that may be instituted against us, continued investigation, prosecution or suit by federal and state governmental entities and other parties of alleged violations of laws and regulations regarding opioid medications, controlled substance medications, or other medications, and any related disputes;
•the outcome of any legal or governmental proceedings that may be instituted against us, including material adverse resolution of pending legal proceedings;
•risks generally associated with data privacy regulation and the protection and international transfer of proprietary business information or personal data;
•our ability to protect our reputation;
•our ability to address events outside of our control, such as widespread public health issues, natural disasters, government policy changes, and political events; and
•the impairment of goodwill or other intangible assets resulting in a charge to earnings.
Additional factors include those described in this Annual Report on Form 10-K, including under the captions “Risk Factors,” “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” and “Business,” in our subsequent quarterly reports on Form 10-Q, including under the captions “Risk Factors” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” and in our subsequent filings and reports made with the U.S. Securities and Exchange Commission (the “SEC”).
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

PART I
ITEM 1.    BUSINESS
As used herein, the terms “Company,” “Cencora,” “we,” “us,” or “our” refer to Cencora, Inc., a Delaware corporation.
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
References to “fiscal 2025,” “fiscal 2024,” and “fiscal 2023” refer to the fiscal years ended September 30, 2025, 2024, and 2023, respectively.
Industry Overview
Pharmaceutical sales in the United States, as recently estimated by IQVIA, an independent third-party provider of information to the pharmaceutical and healthcare industry, are expected to grow at a compound annual growth rate of approximately 8.4% from 2024 through 2029, and the growth rate is dependent, in part, on pharmaceutical manufacturer price increases. In addition to general economic conditions, factors that impact the growth of the pharmaceutical industry in the U.S. and other industry trends include:
Aging Population. The number of individuals aged 65 and over in the U.S. is expected to be approximately 71 million by 2029 and is the most rapidly growing segment of the population. This age group suffers from more chronic illnesses and disabilities than the rest of the population and accounts for a substantial portion of total healthcare expenditures in the U.S.
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
Use of Generic and Biosimilar Pharmaceuticals. A number of patents for widely used brand-name pharmaceutical products will continue to expire during the next several years. In addition, increased emphasis by managed care and other third-party payors on utilization of generics and biosimilars has accelerated their growth. We consider the increase in generic and biosimilar usage a favorable trend because generic and biosimilar pharmaceuticals have historically provided us with a greater gross profit margin opportunity than brand-name products, although their lower prices reduce revenue growth. Generic pharmaceuticals currently account for approximately 90% of the prescription volume in the U.S.
Use of Drug Therapies. In response to rising healthcare costs, governmental and private payors have adopted cost containment measures that encourage the use of efficient drug therapies to prevent or treat diseases. While national attention has been focused on the overall increase in aggregate healthcare costs, we believe drug therapy has had a beneficial impact on healthcare costs by reducing expensive surgeries and prolonged hospital stays. According to the Centers for Medicare & Medicaid Services (“CMS”), pharmaceuticals currently account for approximately 9% of overall healthcare costs. Pharmaceutical manufacturers’ continued emphasis on research and development is expected to result in the continuing introduction of cost-effective drug therapies and new uses for existing drug therapies.
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
Strategy
Our business strategy is focused on the global pharmaceutical supply chain where we provide distribution and value-added services to healthcare providers (primarily pharmacies, health systems, medical and dialysis clinics, physicians, and veterinarians) and pharmaceutical manufacturers to improve channel efficiencies and support positive patient outcomes. Our strategy is one of driving executional excellence in our core distribution solutions business in the U.S. and internationally, while also investing in higher-margin, high-growth adjacencies where we provide solutions to pharmaceutical manufacturers to support the clinical development and commercialization of their therapies and support providers in driving efficiency and effectiveness of their operations. Implementing this disciplined and focused strategy in a seamless and unified way has allowed us to significantly expand our business. We are well positioned to grow revenue and increase operating income through the execution of the following key elements of our business strategy:
•Optimize and Grow U.S. Healthcare Solutions Businesses. We are well positioned in size and market breadth to continue to grow our U.S. Healthcare Solutions businesses as we make investments to improve our operating and capital efficiencies. Our U.S. human health distribution businesses, including specialty pharmaceuticals, anchor our growth and position in the pharmaceutical supply chain as we provide distribution services and deliver value-added solutions that improve the efficiency and competitiveness of both healthcare providers and pharmaceutical manufacturers, ultimately driving better healthcare for patients.
We are a leader in distribution and services to health systems, community oncologists, and retina specialists and have leading positions in other physician-administered products. We distribute plasma and other blood products, injectable pharmaceuticals, vaccines, and other specialty products. We are well positioned to service and support biotechnology therapies and advanced technologies such as cell and gene therapies.
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
We offer value-added services and solutions to assist healthcare providers and pharmaceutical manufacturers to improve their efficiency and their patient outcomes. Services for manufacturers include assistance with new product launches, product data reporting, and logistical support.
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
We believe we have one of the lowest operating cost structures among pharmaceutical distributors. Our robust distribution facility network includes a national distribution center in Columbus, Ohio, which offers pharmaceutical manufacturers a single shipping destination. We continue to seek opportunities to achieve increased productivity and drive operating income gains as we invest in and continue to implement warehouse automation technology, adopt “best practices” in warehousing activities, and increase operating leverage by increasing volume per full-service distribution facility. We continue to seek opportunities to expand our offerings in our human health distribution businesses.
Our animal health business sells pharmaceuticals, vaccines, parasiticides, diagnostics, micro feed ingredients, and various other products to customers in both the companion animal and production animal markets. It also offers its customers a variety of value-added services, including its e-commerce platform, technology management systems, pharmacy fulfillment, inventory management system, equipment procurement consultation, special order fulfillment, and educational seminars, which we believe closely integrate the animal health business with its customers’ day-to-day operations and provide them with meaningful incentives to remain customers.
Our consulting service businesses provide reimbursement services that assist pharmaceutical companies in supporting access to branded drugs, contract field staffing, patient assistance and copay assistance programs, adherence programs, and other market access programs to pharmaceutical companies.
•Optimize and Grow Our International Healthcare Solutions Businesses. We are well positioned in size and market breadth to continue to grow our International Healthcare Solutions businesses as we invest to improve our operating and capital efficiencies. The International Healthcare Solutions reportable segment consists of businesses that focus on international pharmaceutical wholesale and related service operations and global commercialization services. The International Healthcare Solutions reportable segment distributes pharmaceuticals and other healthcare products and provides related services to healthcare providers, including pharmacies, doctors, health centers and hospitals primarily in Europe. It is a leading global specialty transportation and logistics provider for the biopharmaceutical industry. It also is a provider of specialized services, including regulatory affairs, market access, pharmacovigilance, development consulting and scientific affairs, and quality management and compliance, for the life sciences industry. The Canada business drives innovative partnerships with manufacturers, providers, and pharmacies to improve product access and efficiency throughout the healthcare supply chain.
•Acquisitions and Investments. In order to grow our core strategic offerings and to enter related markets, we have acquired and invested in businesses and will continue to consider additional acquisitions and investments.
On January 2, 2025, we acquired an 85% interest in Retina Consultants of America (“RCA”) for $4,042.0 million in cash, $694.4 million of contingent consideration related to equity units for certain RCA physicians and members of management that retained the remaining 15% interest in RCA, $545.7 million for the settlement of a net receivable resulting from a pre-existing commercial relationship between us and RCA, and $393.1 million for contingent consideration payable to the sellers associated with RCA’s achievement of certain predetermined business objectives in fiscal 2027 and fiscal 2028. We funded the cash purchase price through a combination of cash on hand and new debt financing. We believe the acquisition of RCA allows us to broaden our relationships with community providers and to build on our leadership in specialty pharmaceuticals within our U.S. Healthcare Solutions reportable segment.
•Divestitures. In order to ensure alignment with our growth priorities, we have divested certain non-core businesses and may, from time to time, consider additional divestitures.
•New Reporting Structure. Recently, we undertook a strategic review of our business to ensure alignment with our growth priorities and strategic drivers. As a result of this review, we have reorganized certain business components within our reporting structure. Beginning in the first quarter of fiscal 2026, our reporting structure will be comprised of U.S. Healthcare Solutions, International Healthcare Solutions, and Other. The U.S. Healthcare Solutions reportable segment will consist of U.S. Human Health (excluding legacy U.S. Consulting Services). The International Healthcare Solutions reportable segment will consist of Alliance Healthcare, Innomar, World Courier, and strategic components of PharmaLex. Other, which is not considered a reportable segment, will consist of businesses for which we have begun to explore strategic alternatives and includes MWI Animal Health, Profarma, U.S. Consulting Services and the other components of PharmaLex.
Operations
Operating Structure
We are organized geographically based upon the products and services we provide to our customers. Our operations are comprised of two reportable segments: U.S. Healthcare Solutions and International Healthcare Solutions.
U.S. Healthcare Solutions Segment
The U.S. Healthcare Solutions reportable segment distributes a comprehensive offering of brand-name, specialty brand-name and generic pharmaceuticals, over-the-counter healthcare products, home healthcare supplies and equipment, and related services to a wide variety of healthcare providers, including acute care hospitals and health systems, independent and chain retail pharmacies, mail order pharmacies, medical clinics, long-term care and alternate site pharmacies, and other customers. The U.S. Healthcare Solutions reportable segment also provides pharmaceutical distribution (including plasma and other blood products, injectable pharmaceuticals, vaccines, and other specialty pharmaceutical products) and additional services to physicians who specialize in a variety of disease states, especially oncology and retina, and to other healthcare providers, including hospitals, retinal practices, and dialysis clinics. The U.S. Healthcare Solutions reportable segment also provides pharmacy management, staffing and additional consulting services, and supply management software to a variety of retail and institutional healthcare providers. Additionally, it delivers packaging solutions to institutional and retail healthcare providers. Through its animal health business, the U.S. Healthcare Solutions reportable segment sells pharmaceuticals, vaccines, parasiticides, diagnostics, micro feed ingredients, and various other products to customers in both the companion animal and production animal markets. It also offers demand-creating sales force services to manufacturers.
International Healthcare Solutions Segment
The International Healthcare Solutions reportable segment consists of businesses that focus on international pharmaceutical wholesale and related service operations and global commercialization services. The International Healthcare Solutions reportable segment distributes pharmaceuticals, other healthcare products, and related services to healthcare providers, including pharmacies, doctors, health centers and hospitals primarily in Europe. It is a leading global specialty transportation and logistics provider for the biopharmaceutical industry. It also is a provider of specialized services, including regulatory affairs, market access, pharmacovigilance, development consulting and scientific affairs, and quality management and compliance, for the life sciences industry. In Canada, the business drives innovative partnerships with manufacturers, providers, and pharmacies to improve product access and efficiency throughout the healthcare supply chain.
Sales and Marketing
The majority of U.S. Healthcare Solutions’ sales force is led nationally, with geographic focus and specialized by either healthcare provider type or size. Customer service representatives are centralized to respond to customer needs in a timely and effective manner. U.S. Healthcare Solutions also has support professionals focused on its various technologies and service offerings. U.S. Healthcare Solutions’ sales teams also serve national account customers through close coordination with local distribution centers and ensure that our customers are receiving service offerings that meet their needs. Our International Healthcare Solutions’ businesses each have independent sales forces that specialize in their respective product and service offerings. In addition, we have an enterprise-wide marketing team that coordinates branding and all other marketing activities across the Company.
Customers
We have a diverse customer base that includes institutional and retail healthcare providers as well as pharmaceutical manufacturers. Institutional healthcare providers include acute care hospitals, health systems, mail order pharmacies, long-term care and other alternate care pharmacies, providers of pharmacy services to such facilities, physicians, and physician group practices. Retail healthcare providers include national and regional retail drugstore chains, independent community pharmacies, pharmacy departments of supermarkets and mass merchandisers, and veterinarians. We are typically the primary source of supply for our healthcare provider customers. Our manufacturer customers include branded, generic, and biotechnology manufacturers of prescription pharmaceuticals, as well as over-the-counter product and health and beauty aid manufacturers. In addition, we offer a broad range of value-added solutions designed to enhance the operating efficiencies and competitive positions of our customers, thereby allowing them to improve the delivery of healthcare to patients and consumers.
We continually seek to strengthen our existing customer relationships and seek new customers to enhance our revenues, results of operations, financial position, and cash flows. Our top 10 customers, including governmental agencies and group purchasing organizations (“GPO”), represented approximately 66% of revenue in fiscal 2025. In fiscal 2025, Walgreens and Boots together accounted for approximately 25% of revenue and Evernorth Health Services accounted for approximately 13% of revenue. The loss of any key customer or GPO relationship could adversely affect future revenue and results of operations. Additionally, from time to time, key contracts may be terminated in accordance with their terms or extended, renewed, or replaced prior to their expiration dates. If those contracts are not renewed, or are extended, renewed, or replaced at less favorable terms, they may negatively impact our revenue, results of operations, financial position, and cash flows.
Suppliers
We obtain pharmaceutical and other products from manufacturers, none of which accounted for 10% or more of our purchases in fiscal 2025. The loss of a supplier could adversely affect our business if alternate sources of supply are unavailable since we are committed to be the primary source of pharmaceutical products for a majority of our customers. We believe that our relationships with our suppliers are generally good. The 10 largest suppliers in fiscal 2025 accounted for approximately 57% of our purchases.
Information Systems
The U.S. Healthcare Solutions operating segment’s distribution facilities in the U.S. primarily operate under a single enterprise resource planning (“ERP”) system. U.S. Healthcare Solutions’ ERP system provides for, among other things, electronic order entry by customers, invoice preparation and purchasing, and inventory tracking. Our International Healthcare Solutions operating segment operates under various operating systems. We continue to make investments to enhance and upgrade the operating systems utilized by our International Healthcare Solutions operating segments, including, but not limited to, Alliance Healthcare. We also continue to invest in cybersecurity capabilities as a key priority to improve and enhance our cyber resiliency.
Additionally, we continue to improve our entity-wide infrastructure environment to drive efficiency, capabilities, and speed to market, and we are seeking to use AI to improve our business operations, financial position, and results of operations.
To comply with pedigree and other supply chain custody requirements, we have made significant investments in our secure supply chain information systems (see Item 1A. Risk Factors - Increasing governmental efforts to regulate the pharmaceutical supply chain may increase our costs and reduce our profitability). We will continue to invest in advanced information systems and automated warehouse technology.
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
Competition
We operate in a highly competitive global environment in the distribution of pharmaceuticals and related healthcare services. Our largest competitors are McKesson Corporation (“McKesson”), Cardinal Health, Inc. (“Cardinal”), and UPS Logistics, among others. Our U.S. human health distribution businesses compete with both McKesson and Cardinal, as well as national generic distributors and regional distributors within pharmaceutical distribution. In addition, we compete with manufacturers who sell directly to customers, chain drugstores who manage their own warehousing, specialty distributors, and packaging and healthcare technology companies. Alliance Healthcare, MWI Animal Health, World Courier, and our consulting businesses also face competition from a variety of entities. In all areas, competitive factors include price, product offerings, value-added service programs, service and delivery, credit terms, and customer support.
Intellectual Property
We use a number of trademarks and service marks. All of the principal trademarks and service marks used in the course of our business have been registered in the U.S. and, in some cases, in foreign jurisdictions, or are the subject of pending applications for registration.
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
Human Capital Resources
We believe our success in the global marketplace depends on our ability to attract and retain a talented and skilled workforce. We aspire to accelerate business results by fostering a dynamic workplace, with the aim of supporting employees to perform at their full potential, contribute to our success, and pursue opportunities for professional development and career advancement.
Workforce
As of September 30, 2025, we had more than 51,000 employees globally, of which approximately 47,000 were full-time employees and approximately 41% were U.S.-based employees.

As of September 30, 2025, approximately 24% of our global employees were covered by collective bargaining agreements, nearly all of whom were employees located outside of the U.S.
Investment in Team Members and Culture
We consider talent attraction, retention, and development opportunities to be key drivers in pursuit of our strategic priorities. We support employee growth and advancement by offering a variety of benefits to eligible employees including:
•Leadership and professional development programs and resources;
•Leadership and executive coaching;
•Tuition reimbursement;
•Opportunities to volunteer and participate in mentorship and support programs, such as our employee resource groups, which celebrate the shared backgrounds and experiences of our team members and aim to strengthen our intersecting communities inside and outside of Cencora;
•Recognition opportunities for excellence, such as our True Blue team member recognition program; and
•Personalized learning and skill-building programs offered through our global learning experience platform.
Our goal is to provide our team members with pathways for career development, access to programs and benefits that are designed to promote fuller, healthier lives and opportunities to meaningfully participate in their respective communities. Our talent development programs are designed to help provide a supportive and engaging work environment where team members can excel. Additionally, the Cencora Team Assistance Fund exists to help employees who are experiencing extreme financial hardship due to a catastrophic event outside of their control.
We are focused on helping our team members create healthier futures for themselves and their families, including by offering competitive and comprehensive compensation and benefits packages tailored to the specific needs of our employee populations in the various countries where we have operations.
Recognizing the importance of investing in the health and wellness of our team members, our comprehensive benefits packages attempt to address the physical, emotional, financial, and social dimensions of wellness. Our offerings, which vary in the different geographic locations of our workforce, include (i) health and insurance benefits; (ii) paid time off; (iii) flexible work arrangements based on role; (iv) retirement and employee stock purchase plans; (v) paid parental and caregiver leave programs; and (vi) back-up child and elder care. We believe that these programs are important in supporting our team members’ overall well-being and professional growth.
Importantly, we continue to make meaningful investments in supporting and building our talent and enhancing our culture. We conduct annual, Company-wide surveys to gauge employee satisfaction and identify areas in which we can enhance and improve employee experience. Employee surveys allow employee voices to be heard and are valuable in shaping our Company’s culture.
Team Member Safety
We strive to make our workplaces safe for all team members. In addition to utilizing a peer-to-peer safety program, we regularly convene Company leaders to review and evaluate safety data and issue operational excellence scorecards. Distribution center team members receive training on proper safety procedures and incentive opportunities, with safety performance tracked and shared across the organization.
Government Regulation
We are subject to, and affected by, a variety of laws, regulations, and policies from many countries, including extensive oversight by U.S., United Kingdom (“U.K.”) and European Union (“EU”) governmental entities.
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
In recent years, some states have passed or proposed laws and regulations that are intended to protect the safety of the pharmaceutical supply chain. These laws and regulations are designed to prevent the introduction of counterfeit, diverted, adulterated, or mislabeled pharmaceuticals into the distribution system. At the federal level, the supply chain security legislation known as the Drug Quality and Security Act (“DQSA”) became law in 2013. Title II of the DQSA, known as the Drug Supply Chain Security Act (“DSCSA”), establishes federal traceability standards requiring drugs to be labeled and tracked at the lot level, preempts state drug pedigree requirements, and requires all supply-chain stakeholders to participate in an electronic, interoperable prescription drug traceability system. The DSCSA also establishes requirements for drug wholesale distributors and third-party logistics providers, including licensing requirements applicable in states that had not previously licensed third-party logistics providers. The FDA issued a proposed rule on February 4, 2022, which, when finalized, will establish national standards for the licensure of wholesale drug distributors and third-party logistics providers. The standards, terms, and conditions established for licensure under this regulation would be applicable to both federal and state licenses. There can be no assurance that we are fully compliant with DQSA and DSCSA requirements, or with additional related state regulatory and licensing requirements, and any failure to comply may result in suspension or delay of certain operations and additional costs to bring our operations into compliance. These and other requirements will continue to increase the cost of our operations.
The regulation of public and private health insurance and benefit programs can also affect our business, and scrutiny of the healthcare delivery and reimbursement systems in the U.S., including those related to the importation and reimportation of certain drugs from foreign markets, can be expected to continue at both the state and federal levels. This process may result in additional legislation and/or regulation governing the production, delivery, or pricing of pharmaceutical products and other healthcare services. In addition, changes in the interpretations of existing regulations may result in significant additional compliance costs or the discontinuation of our ability to continue to operate certain of our distribution centers, which may have a material adverse effect on our financial condition and results of operations.
Any future reductions in Medicare or Medicaid reimbursement rates could negatively impact our customers’ businesses and their ability to continue to purchase drugs from us. We cannot predict what additional initiatives, if any, will be adopted, when they may be adopted, or what impact they may have on us.
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
See “Risk Factors” for a discussion of additional legal and regulatory developments, as well as potential enforcement actions or other litigation that could arise out of our failure to adequately comply with applicable laws and regulations that may negatively affect our financial position, results of operations, and cash flows.
Data Privacy and Security Regulation
Our businesses, depending upon their operations and locations, may be subject to foreign, federal, and local privacy and security laws, regulations, and directives concerning the collection, use, analysis, retention, storage, protection, transfer, disclosure, and/or disposal of personal data including, without limitation, the Health Insurance Portability and Accountability Act of 1996, as amended by the final regulations promulgated pursuant to the Health Information Technology for Economic and Clinical Health Act (“HITECH Act”) found in the American Recovery and Reinvestment Act of 2009 (collectively, “HIPAA”), the EU General Data Protection Regulation (“GDPR”), the U.K. GDPR, the Personal Information Protection and Electronic Documents Act of 2000 (“PIPEDA”), U.S. state, U.S. city, and Canadian provincial privacy, consumer protection, cybersecurity, AI, and breach notification laws, regulations, and directives, and equivalent foreign laws. These laws, regulations and directives impose complex, inconsistent, stringent, and evolving privacy and security standards and potentially significant liability, including criminal and civil penalties for noncompliance. We have a global privacy compliance program to facilitate our ongoing efforts to comply with these laws, regulations, and directives. There is also an emerging trend of governmental entities proposing and providing regulatory guidance related to AI, including generative AI. If we or our third-party providers are restricted from using AI as a result of any regulatory views, laws or other measures, it could impact our operations, increase our compliance expense and burden, and cause us to incur costs to replace or modify our use of AI.

Available Information
The Company’s Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K, and any amendments to such reports filed pursuant to Sections 13(a) and 15(d) of the Exchange Act, are filed with the SEC. Such reports and other information filed or furnished by the Company with the SEC are available free of charge through our website at investor.cencora.com after we electronically file with or furnish them to the SEC and may also be viewed using the SEC’s website at www.sec.gov.

The Company periodically provides certain information for investors on its corporate website, www.cencora.com, and its investor relations website, investor.cencora.com. This includes press releases and other information about financial performance, information on corporate responsibility matters, and details related to the Company’s annual meeting of stockholders. The information contained on the websites referenced in this Annual Report on Form 10-K is not incorporated by reference into this filing. Further, the Company’s references to website URLs are intended to be inactive textual references only.

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
Walgreens and Boots together accounted for approximately 25% of our revenue in fiscal 2025 and, as of September 30, 2025, accounted for approximately 38% of our accounts receivable, net. Evernorth Health Services accounted for approximately 13% of our revenue in fiscal 2025. Our top ten customers, including governmental agencies, represented approximately 66% of revenue in fiscal 2025. We have distributor relationships with GPOs in multiple distribution segments. We may lose a key customer or GPO relationship if any existing contract with such customer or GPO expires without being extended, renewed, renegotiated or replaced or is terminated by the customer or GPO prior to expiration, to the extent such early termination is permitted by the contract. A number of our contracts with key customers or GPOs are typically subject to expiration each year, and we may lose any of these customers or GPO relationships if we are unable to extend, renew, renegotiate or replace such expired contracts. The loss of any key customer or GPO relationship could adversely affect our revenue, results of operations, and cash flows. Additionally, from time to time, key contracts may be renewed or modified prior to their expiration date in furtherance of our strategic objectives or those of our customers. If those contracts are renewed or modified at less favorable terms, they may also negatively impact our revenue, financial position, results of operations, and cash flows.
The anticipated ongoing benefits of our relationship with Walgreens and Boots may not be realized.
On August 28, 2025, Sycamore Partners, a private equity firm, acquired Walgreens Boots Alliance, Inc. (“WBA”). We have a distribution agreement in the U.S. pursuant to which we distribute pharmaceuticals to Walgreens pharmacies as well as a generics purchasing services arrangement under which Walgreens Boots Alliance Development GmbH (“WBAD”) provides a variety of services to us, including negotiating acquisition pricing with generic manufacturers on our behalf. Each of these agreements has a stated term that does not expire until 2029. We also have an international distribution agreement pursuant to which we supply brand-name and generic pharmaceutical products to Boots until 2031. In light of the reorganization of WBA and its subsidiaries into distinct business units by WBA’s new owners, such new owners may seek changes to WBA’s operations or our relationship with WBA that could affect our agreements with Walgreens, WBAD, and/or Boots. For example, WBA’s new owners may expand or accelerate WBA’s plan disclosed in October 2024 to close approximately 1,200 retail stores in the U.S. over a three-year period. There can be no assurance that potential changes to our relationship with WBA, and/or its business and operations under new ownership, will not have an adverse effect on our contractual arrangements with WBA or our business.
In addition, the processes needed to achieve and maintain the expected cost savings, growth initiatives and efficiencies in sourcing, logistics and distribution associated with our relationship with Walgreens and Boots are complex, costly, and time consuming. Achieving the anticipated benefits from the arrangements on an ongoing basis is subject to a number of significant challenges and uncertainties, including, without limitation: (i) the potential inability to realize and/or delays in realizing potential benefits resulting from participation in our generics purchasing services arrangement with WBAD, including improved generic drug pricing and terms, improved service fees from generic manufacturers, cost savings, innovations, or other benefits due to its potential inability to negotiate successfully with generic manufacturers or otherwise to perform as expected; (ii) potential changes in supplier relationships and terms; (iii) unexpected or unforeseen costs, fees, expenses and charges incurred by us related to the transaction or the overall strategic relationship; (iv) changes in the economic terms under which we distribute pharmaceuticals to Walgreens pharmacies in the U.S. or to pharmacies operated by Boots. in the U.K., including changes necessitated by changing market conditions or other unforeseen developments that may arise during the term of either distribution agreement, to the extent that any such changes are not offset by other financial benefits that we are able to obtain through collaboration in other aspects of our strategic relationship with Walgreens and Boots; and (v) any potential issues that could impede our ability to continue to work collaboratively with Walgreens and Boots in an efficient and effective manner in furtherance of the anticipated strategic and financial benefits of the relationship.

A disruption in our distribution or generic purchasing services arrangements with Walgreens or WBAD could adversely affect our business and financial results.

From an operational perspective, we are the primary distributor of pharmaceutical products for Walgreens in the U.S. and Boots in the U.K. If our operations are seriously disrupted for any reason deemed within our control, we may have an obligation to pay or credit Walgreens or Boots for any resulting failure or delay in supplying products. Conversely, if the operations of Walgreens, Boots, or WBAD are seriously disrupted for any reason, whether by a pandemic, natural disaster, labor disruption, regulatory or governmental action, or otherwise, it could adversely affect our business and our sales and profitability. In addition, if the economics of the generics purchasing services arrangement with WBAD decline due to changes in market conditions or other changes impacting the fees and rebates that generic manufacturers make available through the arrangement, our margins and results of operations could also be adversely affected.
Our business may also be adversely affected by any operational, financial, or regulatory difficulties that Walgreens or Boots experience, including any disruptions of certain of their existing distribution facilities or retail pharmacies resulting from ongoing inspections by the DEA and/or other regulatory agencies and possible revocation of the controlled substance registrations for such facilities and pharmacies.
Our results of operations and financial position may be adversely affected if we acquire or invest in businesses that do not perform as we expect or that are difficult for us to integrate.
As part of our strategy, we seek to pursue acquisitions of and investments in other businesses. At any particular time, we may be in various stages of assessment, discussion, and negotiation with regard to one or more potential acquisitions or investments, not all of which will be consummated. We make public disclosure of pending and completed acquisitions when appropriate and required by applicable securities laws and regulations. In June 2023, we invested $718.4 million (representing a 34.9% interest) in a joint venture to acquire OneOncology, a network of leading oncology practices, with TPG Inc., a global alternative asset management firm, holding the majority interest in the joint venture. Further, on January 2, 2025, we acquired RCA, a leading management services organization of retina specialists. Each of OneOncology and RCA may fail to achieve their respective future financial and operating performance and results, and consequently we may fail to achieve the expected benefits of these acquisitions within the expected timeframes or at all. Acquisitions of and investments in other businesses may also have the effect of disrupting relationships with employees, suppliers, and other business partners.
We may find that our ability to integrate or achieve the benefits we anticipate from RCA and other acquisitions is more difficult, time consuming, or costly than expected. Furthermore, acquisitions and investments involve numerous risks and uncertainties and may be of businesses or in regions in which we lack operational or market experience. Acquired companies may have business practices or operational requirements that we are not accustomed to or have unique terms and conditions with their business partners. As a result of the acquisition of RCA, the investment in OneOncology, and our entry into new markets, our results of operations and financial position may be adversely affected by a number of factors, including, without limitation: (i) regulatory or compliance issues, including new or increased focus on billing and coding, patient referrals, health and safety, health data privacy, quality standards, corporate practice of medicine and other forms of ownership regulation; (ii) changes in laws and regulations applicable to the acquired businesses, including with respect to management services organizations (“MSOs”); (iii) the failure of the acquired businesses or investments to achieve the results that we have projected in either the near or long term; (iv) the assumption of unknown liabilities, including litigation risks; (v) the fair value of assets acquired and liabilities assumed not being properly estimated; (vi) the difficulties of imposing adequate financial and operating controls on such businesses and their respective management teams and the potential liabilities that might arise pending the imposition of adequate controls; (vii) the difficulties in the integration of or the introduction to the operations, technologies, compliance requirements (including with respect to regulatory, health and safety, and quality standards), services and products of such businesses, including, in connection with the RCA acquisition, those related to clinical trial sites and their obligations under FDA and other applicable healthcare regulations; (viii) the failure to achieve the strategic objectives of these acquisitions and investments; and (ix) substantial costs and the diversion of management’s time to address the foregoing difficulties.
Our business and results of operations may be adversely affected if we fail to manage and complete divestitures.
We regularly evaluate our portfolio to determine whether an asset or business may no longer help us meet our objectives. When we decide to divest assets or a business, we may encounter difficulty finding buyers or alternative exit strategies, which could delay the achievement of our strategic objectives. Further, divestitures may be delayed due to failure to obtain required approvals on a timely basis, if at all, from governmental authorities or third parties. They may also become more difficult to execute due to conditions placed upon any approval that could, among other things, delay or prevent us from completing a transaction, negatively impact the value of a divested business due to the effect on relationships with personnel or customers, or otherwise restrict our ability to realize the expected financial or strategic goals of a transaction. We may continue to have exposure in a divested business, such as through ongoing financial, ownership or operational obligations or transition services, and, as a result, conditions outside of our control might limit the expected benefits of the divestiture. Following a divestiture, we may be restricted from re-entering applicable markets for a period of time due to non-competition restrictions. The impact of a divestiture on our results of operations could also be less than anticipated.
We face geopolitical and other risks associated with our international operations, which could materially adversely impact our financial position, results of operations, and cash flows.
We conduct operations in over 50 countries and, in fiscal 2025, approximately 9% of our revenue was derived from our international operations, which subjects us to various risks inherent in global operations. In the future, we may conduct business in additional foreign jurisdictions, which may present new or different risks associated with such foreign operations.
At any particular time, our global operations may be affected by local changes in laws, regulations, and political and economic environments, including inflation, recession, currency volatility, and competition, as well as business and operational decisions made by joint venture partners. For example, Turkey remains a “highly inflationary economy,” as defined under GAAP, which impacted our consolidated financial statements. Refer to the Foreign Currency accounting policy in Note 1 of the Notes to Consolidated Financial Statements for the incremental expenses recorded related to Turkey’s highly inflationary accounting impact on our consolidated financial statements.
Furthermore, geopolitical dynamics caused by changes or uncertainty in U.S. policies or the political, economic, social or other conditions or policies in foreign countries and regions in which we do business may impact or disrupt our business, as well as the operations of our customers, suppliers, service providers, or other third-party business partners. During fiscal 2025, we continued to experience increased costs, including for fuel, and it is possible that we could experience supply disruptions, shortages, or additional costs (including with respect to packaging, materials, and other equipment) resulting from U.S. tariffs or other protective measures. These tariffs and protective measures may include (i) the existing fentanyl tariffs, reciprocal tariffs, or secondary tariffs imposed on Indian or Brazilian-origin goods; (ii) the threatened tariffs on imports of pharmaceuticals and pharmaceutical ingredients under Section 232 of the Trade Expansion Act of 1962 (as amended); or (iii) additional tariffs imposed by the U.S. Executive Branch or Congress. We cannot predict how or when these tariffs may be implemented or modified. Moreover, other countries may impose counter-tariffs or measures that could impact our operations and pricing. The current environment relating to tariffs is highly dynamic, and tariff policies may be interrelated with other regulatory and foreign policy initiatives of the Executive Branch and/or Congress.

Significantly higher and sustained rates of inflation, with subsequent increases in operational costs, could have a material adverse effect on our business. The continued threat of terrorism and heightened security and military action in response thereto, or any other current or future acts of terrorism, war or other geopolitical developments (such as rising nationalism, the conflict in Ukraine, and evolving conditions in the Middle East), and other events (such as economic sanctions and trade restrictions) may cause further disruptions to the economies of the U.S. and other countries and create further uncertainties. Any disruption may inhibit our access to, or require us to spend more money to source, certain products that we use in our operations. Any of these factors could adversely affect our business.
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
We have distribution centers and facilities located in the U.S., the U.K., the EU, and throughout the world. Our business exposes us to risks that are inherent in the distribution of pharmaceuticals and the provision of related services, including cold chain storage and shipping. The volume of cold chain storage and shipping has increased, and we expect this trend to continue. Although we seek to maintain adequate insurance coverage, coverage on acceptable terms might be unavailable, might not cover our losses, might be significantly more costly or may require large, self-insured retentions. Additionally, we seek to maintain coverage for risks associated with cybersecurity, but such insurance comes with increasingly high self-insured retentions and, in some cases, policies may not provide adequate coverage for possible losses. Uninsured losses or operational losses that result from large, self-insured retentions under commercial insurance coverage might have an adverse impact on our business.

We are subject to industry risks that might not be covered by insurance nor indemnification obligations of our contracted parties.
We are exposed to risks inherent to the healthcare industry, including, without limitation, the distribution, administration, ancillary services, and related consultation services provided to our customers, providers, or manufacturers of pharmaceutical products. We seek indemnification from our third-party business partners, including the vendors of the products that we distribute, and seek to limit liability of our contractual exposure with our third-party business partners, but any indemnification or limitation of liability contained in such contractual provisions may not be enforceable, or the contracted party may not be financially capable of meeting its contractual obligations or adequately protecting us from liability. While we maintain various insurance policies, including product liability, professional liability, and cyber liability policies, adverse losses might be uninsured, not have sufficient insurance limits, or have high self-insured retentions that could have a materially adverse impact on our business.
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
Additionally, approximately 24% of our employees are covered by collective bargaining agreements, nearly all of whom are employees located outside of the U.S. We work to maintain strong relationships with our employees; however, if any of our employees in the locations that are unionized should engage in strikes or other such bargaining tactics in connection with the negotiation of collective bargaining agreements, such tactics could be disruptive to our operations, adversely affect our results of operations, and cause reputational harm.
The loss or disruption of information systems could disrupt our operations and have a material adverse effect on our business.
Our businesses rely on sophisticated information systems and AI to obtain, rapidly process, analyze, and manage data to facilitate the purchase and distribution of thousands of inventory items from numerous distribution centers; to receive, process, and ship orders on a timely basis; to account for other product and service transactions with customers; to manage the accurate billing and collections for thousands of customers; and to process payments to suppliers. We continue to make substantial investments in our data centers, third-party cloud-based environments and services, distribution centers and information systems, including, but not limited to, those relating to our acquisition of RCA. The implementation of new information systems may be more time consuming or costly than we anticipate. To the extent our information systems, including any new information systems, are not successfully implemented or fail, or to the extent there are data center failures, interruptions, or outages caused by factors such as infrastructure overload, ransomware attacks, security breaches or natural disasters, our business and results of operations may be materially adversely affected. Our business and results of operations may also be adversely affected if a third-party business partner does not perform satisfactorily and/or is impacted by a cybersecurity incident, or if information systems fail or are interrupted or damaged by unforeseen events, including due to the actions of third parties.
Information security risks have generally increased in recent years because of the changing threat landscape, evolving vulnerabilities, proliferation of cloud-based infrastructure and other information technology services, new technologies, supply chain dependencies and the increased sophistication and activities of perpetrators of cyberattacks. Security incidents such as ransomware attacks are becoming increasingly prevalent and severe, as well as increasingly difficult to detect. These risks have increased with the growth of our business, the interconnected nature of our supply chain and partnerships, and the breadth and scope of our information systems, including as we acquire or integrate the information systems of acquired businesses, such as RCA, into our enterprise. As we continue to integrate the information systems of different business units, there is an increasing possibility that a security incident in one business unit will affect others.
In addition, security incidents may disrupt our businesses and require that we expend substantial additional resources related to the security and recovery of information systems. Companies in our industry have increasingly been targeted for cyberattacks, and we operate in one of the most frequently targeted industries due to the attractiveness and value of proprietary business information, personal health information and other sensitive health data, as perceived by bad actors and criminals on the dark web. We, and our third-party business partners, have experienced detrimental cyberattacks. For example, we previously disclosed cybersecurity incidents in February 2024 and in March 2023. Although the prior incidents did not have a material adverse impact on us, either individually or in the aggregate, similar incidents or events in the future may do so.

Security breaches can occur as a result of technical and non-technical issues, including intentional or inadvertent actions by our personnel, service providers, or third-party business partners, or the exploitation of known or unknown vulnerabilities by a threat actor. A failure, interruption, or breach of our operational or information security systems, or those of our service providers or third-party business partners, as a result of cyberattacks or security breaches could disrupt our business, result in the loss, corruption, unplanned unavailability, disclosure or misuse of confidential or proprietary information or personal data, damage our reputation, cause loss of customers or revenue, increase our costs, result in litigation and/or regulatory action, and/or cause other losses, any of which, whether they involve us or our service providers or third-party business partners, might have a materially adverse impact on our business operations, business strategy, our ability to provide products/services to our customers and our financial position or results of operations.
We may not be aware of all vulnerabilities and cannot anticipate, detect, or implement fully effective preventative measures against all security threats, particularly because the techniques used are increasingly sophisticated and constantly evolving. For example, as AI continues to evolve, cyber attackers could also use AI to develop malicious code and sophisticated phishing attempts, and our use of AI could increase cybersecurity and data protection risks. As a result, cyber security and the continued development and enhancement of the security controls and processes designed to protect our systems, computers, software, data, and networks from attack, damage, failure, interruption, or unauthorized access remain a priority for us. Although we believe that we have robust security controls, processes, and other safeguards in place, as cyber threats continue to evolve, we may be required to expend additional resources to continue to enhance our security measures and to investigate and remediate information security vulnerabilities.
Industry and Economic Risks
Our results of operations could be adversely impacted by manufacturer pricing changes.
Our contractual arrangements with pharmaceutical manufacturers for the purchase of brand-name pharmaceutical products in the United States generally use wholesale acquisition cost (“WAC”) as the reference price. We sell brand-name pharmaceutical products to many of our customers using WAC as the reference price and to other customers based on their negotiated contract price. If manufacturers change their pricing policies or practices with regard to WAC or if prices charged by manufacturers do not align with prices negotiated to be paid by our customers, and we are unable to negotiate alternative ways to be compensated by manufacturers or customers for the value of our services, our results of operations could be adversely affected. Additionally, there are a number of U.S. government policy initiatives being considered that, if enacted, could directly or indirectly regulate or impact WAC prices. If such initiatives are passed or finalized and we are unable to negotiate equitable changes with our suppliers and/or customers, our results of operations could be adversely impacted.
The pharmaceutical products that we purchase are also subject to price inflation and deflation, as well as the threatened and enacted tariffs described above. Additionally, certain distribution service agreements that we have entered into with brand-name and generic pharmaceutical manufacturers have a price appreciation component to them. As a result, our gross profit from brand-name and generic pharmaceuticals continues to be subject to fluctuation based upon the timing and extent of manufacturer price increases, which we do not control. If the frequency or rate of brand-name and generic pharmaceutical price increases slows, whether due to regulatory mandates, the implementation of legislative proposals, policy initiatives or voluntary manufacturer actions, our results of operations could be adversely affected. In addition, generic pharmaceuticals are also subject to price deflation. If the frequency or rate of generic pharmaceutical price deflation accelerates, the negative impact on our results of operations would increase.
On May 12, 2025, the Executive Branch issued Executive Order 14297, “Delivering Most-Favored-Nation Prescription Drug Pricing to American Patients” (“Executive Order 14297”). Executive Order 14297 seeks to reduce prescription drug costs in the U.S. by requiring manufacturers to sell certain drugs in the U.S. at no higher than the lowest prices paid for those same drugs in other developed countries. Executive Order 14297 directs the U.S. Department of Health and Human Services (“HHS”) to facilitate direct-to-consumer (“DTC”) purchasing programs for prescription drugs at the most-favored-nation (“MFN”) price that may bypass traditional supply chain intermediaries. The U.S. Office of Management and Budget received a proposed rule for review to implement a “Global Benchmark for Efficient Drug Pricing (GLOBE) Model” on September 25, 2025, and another proposed rule to implement a “Guarding U.S. Medicare Against Rising Drug Costs (GUARD) Model” on October 2, 2025, but neither proposed rule has been published. Although HHS has not yet otherwise issued any substantive regulatory proposals for DTC mechanisms, both the Executive Branch and the pharmaceutical manufacturers trade association have announced DTC websites for manufacturer DTC discounting programs. Further, some manufacturers have already announced alternative DTC models for a limited number of products in parallel to traditional retail distribution that may employ product shipment mechanisms that do not incorporate traditional wholesale distribution. MFN pricing pressures and DTC mechanisms could lead to voluntary or involuntary manufacturer price changes, which could be either temporary or long term, but all of which could adversely affect our business.

Competition and industry consolidation may erode our profit.
As described in greater detail in the “Competition” section of Item 1. Business of this Annual Report on Form 10-K, the industries in which we operate are highly competitive. Our pharmaceutical distribution businesses not only compete with other pharmaceutical distributors, but also with manufacturers who sell directly to customers, chain drugstores who manage their own warehousing, specialty distributors, and packaging and healthcare technology companies. In addition, the healthcare industry continues to experience increasing consolidation, including through the formation of strategic alliances among pharmaceutical manufacturers, retail pharmacies, healthcare providers and health insurers, which may create further competitive pressures on our pharmaceutical distribution business. Continued consolidation within the healthcare industry could adversely affect our results of operations, to the extent we experience reduced negotiating power or possible customer losses.
Our revenue and results of operations may suffer upon the bankruptcy, insolvency, or other credit failure of a significant customer or supplier.
Most of our customers buy pharmaceuticals and other products and services from us on credit. Credit is made available to customers based upon our assessment and analysis of their creditworthiness. Although we often try to obtain a security interest in assets and other arrangements intended to protect our credit exposure, we generally are either subordinated to the position of the primary lenders to our customers or substantially unsecured. Volatility of the capital and credit markets, general economic conditions including elevated interest rates, changes in customer payment terms, and regulatory changes (such as changes in reimbursement), may adversely affect the solvency or creditworthiness of our customers and their ability to maintain liquidity sufficient to repay their obligations to us as they become due. The bankruptcy, insolvency, or other credit failure of any customer that has a substantial amount owed to us, including our largest customer, could have a material adverse effect on our revenue, results of operations, financial position, and cash flows. As of September 30, 2025, our two largest trade receivable balances due from customers (Walgreens and Boots together and Evernorth Health Services) represented approximately 38% and 5% of our accounts receivable, net.
Our relationships with pharmaceutical suppliers give rise to substantial amounts that are due to us from the suppliers, including amounts owed to us for returned goods or defective goods, chargebacks, and amounts due to us for services provided to the suppliers. Volatility of the capital and credit markets, general economic conditions, pending litigation, and regulatory changes may adversely affect the solvency or creditworthiness of our suppliers. The bankruptcy, insolvency, or other credit failure of any supplier at a time when the supplier has a substantial account payable balance due to us could have a material adverse effect on our business. Furthermore, the bankruptcy, insolvency or other credit failure of a significant supplier could have an adverse effect on the supply or availability of products which may cause supply chain disruptions and increases in the price of substitutes or alternatives.
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
Our operations and performance depend on the economic conditions in the U.S. and other countries or regions where we do business. Deterioration in general economic conditions could adversely affect the number of prescriptions that are filled and the number of pharmaceutical products purchased by consumers and, therefore, could reduce purchases by our customers, which would negatively affect our revenue growth and cause a decrease in our profitability. Negative trends in the general economy, including interest rate fluctuations, inflation, financial market volatility, or credit market disruptions, may also affect our customers’ ability to obtain credit to finance their businesses on acceptable terms and could result in reduced discretionary spending on health products by consumers. Reduced purchases by our customers or changes in payment terms could adversely affect our revenue growth and cause a decrease in our cash flows from operations. Bankruptcies or similar events affecting our customers may cause us to incur bad debt expense at levels higher than historically experienced. Declining economic conditions or increases in inflation may also increase our costs.
Litigation and Regulatory Risks
Increasing governmental efforts to regulate the pharmaceutical supply chain may increase our costs and reduce our profitability.
The healthcare industry in the U.S., as well as in the other countries and regions in which we do business, is highly regulated at many levels of government. There have been increasing efforts in the U.S. by Congress, the Executive Branch, and state and federal agencies, including state boards of pharmacy, departments of health, the FDA, DEA, Department of Commerce, HHS, Transportation Security Administration, and Federal Trade Commission (“FTC”), and by similar regulators in the U.K., the EU, and other countries, to regulate the pharmaceutical supply chain. Regulation of pharmaceutical distribution is intended to prevent diversion and the introduction of counterfeit, adulterated, and/or mislabeled drugs into the pharmaceutical distribution system, as well as ensure the integrity of products traversing the supply chain. Consequently, we are subject to the risk of changes in various laws, which include operating, record keeping, and security standards of the DEA, the FDA, HHS, various state boards of pharmacy and comparable agencies. In recent years, some governments have passed or proposed laws and regulations intended to protect the safety and security of the supply chain that could substantially increase the costs and burden of pharmaceutical distribution.
At the federal level, in the U.S., the DSCSA establishes national traceability standards requiring drugs to be labeled and tracked at the bottle level, preempts state drug pedigree requirements, and requires all supply-chain stakeholders to participate in an electronic, interoperable prescription drug traceability system. The DSCSA also establishes requirements for drug wholesale distributors and third-party logistics providers, including licensing requirements applicable in states that had not previously licensed third-party logistics providers. The FDA issued a proposed rule on February 4, 2022, which, when finalized, will establish national standards for the licensure of wholesale drug distributors and third-party logistics providers.
In addition, failure to comply with the DQSA requirements or with additional similar governmental regulatory and licensing requirements may result in suspension or delay of certain operations and additional costs to bring our facilities into compliance. Our international operations may also be subject to local regulations containing record-keeping and other obligations related to our distribution operations in those locations. For example, the safety features of the Falsified Medicines Directive for EU member states consists of placing a unique identifier (a two-dimensional barcode) and an anti-tampering device on the outer packaging of medicines. Pedigree tracking laws increase our compliance burden and our pharmaceutical distribution costs and could have an adverse impact on our financial position or results of operations.

Several EU member states have adopted or are considering adopting laws and regulations aimed at mitigating or controlling drug supply shortages, and the EU’s proposal of the Critical Medicines Act in March 2025 as well as the ongoing comprehensive reform of EU pharmaceutical legislation (referred to as the “EU pharmaceutical package”) propose more stringent notification duties, mandatory stockpiling and detailed shortage prevention plans for certain drugs. These measures could require us and our partners to hold higher inventories, alter production and distribution plans, prioritize certain markets, and incur additional compliance and logistics costs, and non-compliance could result in fines, product seizures, operating restrictions, litigation, reputational harm, and loss of market access. The evolving and fragmented nature of such requirements increases operational complexity and forecasting uncertainty, and could materially and adversely affect our business, financial condition, results of operations, and cash flows.
As discussed in the “Public concern over the abuse of medications could negatively affect our business” risk factor, certain governmental and regulatory agencies, as well as state and local jurisdictions, are focused on the abuse of opioid medications in the U.S. In addition to conducting investigations and participating in litigation related to the misuse of prescription opioid medications, federal, state and local governmental and regulatory agencies are considering legislation and regulatory measures to limit opioid prescriptions and more closely monitor distribution, prescribing, and dispensing of these drugs.
Any failures or delays in compliance by us, manufacturers, or others in our supply chain with the DQSA and DSCSA requirements, and other chain of custody and pharmaceutical distribution requirements, including follow-on actions related to current public concern over the abuse of opioid medications, could result in suspension or delays in our production and distribution activities or have an adverse effect on our ability to manage the supply of products, which may increase our costs and could otherwise adversely affect our results of operations.
In addition to the regulation of supply chain distribution arrangements, the products we sell may be subject to production, marketing, clinical or coverage restrictions through the FDA and HHS regulatory processes. For example, recent limitations on COVID-19 vaccinations and changes to pediatric vaccination schedules may have an adverse impact on the availability or access to certain products that we distribute. There can be no assurance such regulations will not have an adverse effect on our or our customers’ business.
Legal, regulatory, and legislative changes with respect to coverage, reimbursement, pricing, and contracting may adversely affect our business and results of operations, including through declining reimbursement rates.
Both our business and our customers’ businesses may be adversely affected by laws and regulations reducing coverage or reimbursement rates for pharmaceuticals and/or medical treatments or services, changing the methodology by which reimbursement levels are determined, or regulating pricing, contracting, and discounting practices with respect to medical products and services. Additionally, on occasion, price increases and pricing practices with respect to certain brand-name and generic pharmaceuticals have been the subject of governmental inquiries, national, federal and state investigations and private litigation. Any law or regulation impacting pharmaceutical pricing or reimbursement, such as pricing controls or indexing models at a national, federal or state level, could adversely affect our operations.
In the EU, many governments provide or subsidize healthcare to consumers and regulate pharmaceutical prices, patient eligibility, and reimbursement levels in order to control government healthcare system costs. For example, in most EU member states, the government often regulates pricing of a new pharmaceutical product at launch through direct price controls, international price comparisons, and controlling profits and/or reference pricing. Some European governments and statutory health insurers and payers have implemented or are considering austerity measures to reduce healthcare spending, such as price volume discounts or tiered rebates, cost caps, regulated wholesale margins, cost sharing for increases in excess of prior year costs for individual products or aggregated market level spending, outcome-based pricing schemes, and free products for a portion of the expected therapy period. The new EU Health Technology Assessment (HTA) Regulation 2021/2282 became applicable on January 12, 2025 and aims at harmonizing HTA processes across EU member states, including by conducting joint clinical assessments of new drugs. The outcome of such joint clinical assessments is expected to influence national reimbursement decisions. All of these measures exert pressure on the pricing and reimbursement levels for pharmaceuticals and may cause our customers to purchase fewer of our products and services or influence us to reduce prices for our services.

In the U.S., the Affordable Care Act (“ACA”) included numerous reforms broadening healthcare access and changing Medicare and Medicaid reimbursement, pricing, and contracting for prescription drugs, including changes to the Medicaid rebate statute. We cannot predict the impact of any efforts to change or repeal any provisions of the ACA or that of any other healthcare legislation and regulation. In addition, current federal ACA premium subsidies are set to expire at the end of 2025 which, unless renewed, may contribute to increased premiums and/or loss of healthcare insurance coverage for certain patients. These outcomes could produce greater financial strains on our business and our customers (e.g., through increased uncompensated care) and could adversely affect demand for our products and services.
The federal government and state governments could take actions that impact Medicaid reimbursement and rebate amounts or the cost of drugs. Any reduction in the Medicaid reimbursement rates to our customers or changes affecting manufacturer rebate liabilities may indirectly impact the prices that we can charge our customers for multiple source pharmaceuticals or our distribution relationships and cause corresponding declines in our profitability. There can be no assurance that recent or future changes in Medicaid prescription drug reimbursement policies will not have an adverse impact on our business. Among other things, the removal of the ceiling on manufacturer Medicaid rebate amounts, effective January 1, 2024, has led to WAC price reductions and affected manufacturer price increases for certain products.
The Inflation Reduction Act (“IRA”) made significant reforms affecting prescription drug pricing and reimbursement. These reforms include: (i) manufacturer inflation rebates on drugs covered under Medicare Part B and Medicare Part D, to the extent such products’ prices increase faster than the rate of consumer price inflation; (ii) limits on Medicare Part B and Part D patients’ cost sharing for insulin; (iii) Medicare Part D benefit redesign, including replacement of the “coverage gap discounts” that pharmaceutical manufacturers previously paid with new mandatory manufacturer discounts applicable during all phases of the Part D benefit after satisfaction of the deductible; and (iv) federal price negotiation of “maximum fair prices” for certain “selected” high-expenditure drugs under Medicare Parts D and B, applicable beginning in 2026 for Part D drugs and 2028 for Part B drugs, under which maximum fair prices must be made available to pharmacies, physicians, and other entities dispensing or providing drugs covered under Medicare Parts D and B. Although the primary effects of the IRA reforms will be felt by manufacturers, these changes may impact our customer pricing structures, our manufacturer distribution relationships and revenue, our customers’ billing processes and reimbursement amounts, the market shares of competing products, and drug prices more generally (including outside of the Medicare context). Among other issues, the mechanisms by which maximum fair prices will be made available to pharmacies, physicians and other purchasers of selected drugs, and our associated role and responsibilities, remain to be determined. CMS has proposed a mechanism under which manufacturers would issue rebates or credits to effectuate the maximum fair prices to pharmaceutical purchasers, directly or indirectly through a third-party clearinghouse, but has left open the option of manufacturers utilizing distribution mechanisms such as chargebacks. Manufacturers are required to choose their methodology for price access compliance by December 2, 2025 for the first year of maximum fair pricing implementation starting January 1, 2026. More broadly, the law contains reimbursement and pricing incentives intended to promote biosimilar introduction and competition which may affect our customers’ selection of products. Each of these considerations, as well as other issues that may arise in connection with the implementation of the IRA, may adversely affect our operations and profitability as well as our customers’ operations, profitability, and cash flow. In addition, at least eight federal lawsuits have been filed by manufacturers seeking to invalidate the negotiated drug pricing features of the IRA. To date, none of the manufacturers has prevailed in such litigation, but some cases may proceed to appellate review. The uncertainties associated with this litigation may create disruption with respect to both implementation of the law and pricing practices.
OBBBA, enacted in July 2025, includes a number of provisions that may affect access, coverage, and payment for medical products and services. For example, the legislation: (i) implements work requirements for certain Medicaid patients to maintain eligibility and expands cost-sharing for certain Medicaid-eligible individuals; (ii) allows Medicare payment cuts to certain hospitals and other providers to take effect; and (iii) tightens eligibility standards for ACA exchange subsidies. These provisions may impact the financial stability of our customers, and may limit coverage or payment, and therefore affect demand, for our products and services.
In addition to legislation affecting coverage and reimbursement, federal agency rules governing reimbursement and pricing programs may impact our business. For example, our businesses also sell specialty and other drugs to hospitals, specialty community physician practices (including oncology and retina specialists), and other providers that are reimbursed under Part B of the Medicare program. In November 2023, CMS finalized a retrospective refund rule that provides for lump-sum refund payments totaling approximately $9 billion to be made to affected 340B hospitals and requires budget neutrality for the hospital outpatient payment system as a whole, reducing Medicare payments to all hospitals for other hospital outpatient services by 0.5% for calendar years 2026-2040. However, in July 2025, CMS issued a proposed rule which (i) would accelerate the recapture of refund amounts by ten years by increasing the payment reduction for other outpatient services to 2.0%, and (ii) proposes a new survey of hospitals’ 340B acquisition costs, which could be used as a basis for future Part B or other program payment reductions. There can be no assurance that the corresponding offsets, or other recent or future rules established by CMS will not have an adverse impact on our business.
In addition to the proposed Part B payment changes in the hospital outpatient context, CMS also finalized a separate rule in October 2025 which may affect the manner in which manufacturers calculate the average sales price (“ASP”) for their drugs, which is used to determine Medicare Part B payment amounts. Under current law, “bona fide service fees” (“BFSFs”) paid by manufacturers, including but not limited to distribution service fees paid to wholesalers, generally do not affect ASP calculations. The final rule would, among other things, tighten the standards for the BFSF exemptions by requiring certifications that fee recipients will not pass fees through to downstream customers or clients. These changes could result in reduced Part B payments for specialty products to our customers, and some manufacturers may seek to implement alternative pricing or contracting structures for their service fee relationships with wholesalers, providers, and other entities. There can be no assurance that such outcomes will not have an adverse impact on our business (especially the practice management and physician specialty network organizations that we have recently invested in or acquired).
Further, even where a government entity does not affirmatively change drug price regulation standards, other parties in the drug manufacturing and distribution system may change their interpretation or approach to implementing or complying with those standards in a manner that may adversely affect our business. For example, the 340B drug discount program requires manufacturers to provide discounts on outpatient drugs to “covered entity” safety net providers, and there are significant ongoing disputes and emerging developments relating to that program. First, previous Health Resources and Services Administration (“HRSA”) guidance has allowed covered entities to dispense 340B discounted drugs through arrangements with multiple “contract pharmacies.” Beginning in 2020, numerous manufacturers announced initiatives that inhibit or limit covered entities’ ability to use any, or multiple, contract pharmacies, place conditions on the use of contract pharmacies, or direct us not to honor 340B discounted pricing requests on orders to be shipped to contract pharmacies (or the manufacturers may not honor chargebacks where such discounts are extended to contract pharmacies). While HRSA and the federal government are no longer challenging these manufacturers’ policies, a number of states have enacted legislation that would restrict such policies, and these new laws are the subject of ongoing litigation by manufacturers. To date, the states have generally prevailed in these actions in the lower courts, except that manufacturers have prevailed in litigation challenging West Virginia’s law, and several of these cases are now pending in the federal appellate courts. Our customers include covered entities and organizations with significant participation as contract pharmacies, and the unavailability of 340B discounts through contract pharmacy arrangements may adversely affect such customers and, therefore, could adversely affect our business.
Second, and relatedly, HRSA has finalized a rule that allows 340B program covered entities to bring administrative dispute claims against manufacturers for alleged 340B overcharges, including overcharges relating to contract pharmacy limits or other matters. A few covered entities have filed claims, and one decision has been issued in favor of a manufacturer based on the outcome of parallel federal court litigation described above, but such proceedings are otherwise in their early stages. While wholesale distributors are not parties to these proceedings, it is possible that either manufacturers or covered entities may seek data relating to underlying claims, which could indirectly increase our operational costs.

Third, manufacturers have proposed to implement rebate programs (in lieu of up-front discounts administered through wholesaler chargebacks) to alleviate some of the effects of the 340B price rule changes. The federal government refused to approve such proposals, and manufacturers have challenged these refusals in federal court. To date, the government has prevailed in all of these challenges in the lower courts, which have held that the agency has discretion to approve or disapprove rebate models, but one matter was remanded to the agency and other manufacturers have appealed these decisions. However, on August 1, 2025, the U.S. federal government announced that it would consider applications for a limited 340B rebate model on a demonstration basis, available solely for drugs that are subject to “negotiated pricing” under Medicare beginning in 2026, and HRSA subsequently announced that it had approved pilot 340B rebate programs for nine of the ten drugs subject to negotiated prices. We cannot predict whether manufacturers will continue to propose rebate programs, the outcome of potential enforcement actions or litigation relating to those approaches, the effects of potential rebate models approved under the August 1, 2025 notice, or the potential for rebate models to expand beyond the products that are subject to negotiated pricing. Like the contract pharmacy restrictions, the rebate model described above may limit access to 340B pricing to covered entities and may also supplant 340B chargeback mechanisms that we administer, which could adversely affect our business and the business of our customers.

The federal government may adopt measures in the future that would further reduce Medicare and/or Medicaid spending or impose additional requirements on healthcare entities, including entities we manage or with which we are directly engaged through our recent MSO acquisition and investment. Any future reductions in Medicare reimbursement rates or modifications to Medicare drug pricing regulations, such as ASP calculations, or the extension of IRA pricing reforms to commercial health plans, could negatively impact our and our customers’ businesses and their ability to continue to purchase such drugs from us, or could indirectly affect the structure of our relationships with manufacturers and our customers. In addition, as noted, broader health policy changes, such as those contained in the OBBBA, may affect eligibility for and access to insurance coverage, eligibility for participation in the 340B drug pricing programs, and other reimbursement matters that may have adverse impacts on our cash flow and on our customers. We can provide no assurances that future Medicare, Medicaid or other insurance payment or policy changes, if adopted, would not have a material adverse effect on our business.
Finally, federal and state governments may adopt policies affecting drug pricing and contracting practices outside of the context of federal programs such as Medicare and Medicaid, which may adversely affect our business. For example, several states have adopted laws that require drug manufacturers to provide advance notice of certain price increases and to report information relating to those price increases, while others have taken legislative or administrative action to establish prescription drug affordability boards or multi-payer purchasing pools to reduce the cost of prescription drugs. If such programs were to proliferate, they have the potential to create significant channel disruption, with manufacturers seeking tighter controls for product access at the state level to ensure availability within each state rather than enabling arbitrage across state lines.
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
We are subject to extensive and frequently changing laws and regulations relating to healthcare fraud and abuse, both in the U.S. and abroad. The U.S. federal government continues to strengthen its scrutiny of practices potentially involving healthcare fraud affecting Medicare, Medicaid and other government healthcare programs. Our relationships with healthcare providers and pharmaceutical manufacturers subject our business to laws and regulations on fraud and abuse which, among other things, (i) prohibit persons from soliciting, offering, receiving or paying any remuneration in order to induce the referral of a patient for treatment or the ordering or purchasing of items or services that are in any way paid for by Medicare, Medicaid or other government-sponsored healthcare programs, (ii) impose a number of restrictions upon referring physicians and providers of designated health services under Medicare and Medicaid programs, and (iii) authorize substantial civil money penalties and other remedies for submitting or causing the submission of false or fraudulent claims to the government. Laws relating to healthcare fraud and abuse give federal enforcement personnel substantially increased funding, powers and remedies to pursue suspected fraud and abuse, and these enforcement authorities were further expanded by the ACA. Many states have enacted similar statutes, which are not necessarily limited to items and services for which payment is made by federal healthcare programs. While we believe that we are in compliance with applicable laws and regulations, many of the regulations applicable to us, including those relating to certain incentives offered in connection with sales of pharmaceutical products and related services, are vague or indefinite, and have not been interpreted by the courts. They may be interpreted or applied by a prosecutorial, regulatory or judicial authority in a manner that could require us to make changes in our operations. If we fail to comply with applicable laws and regulations in the U.S. and other countries, we could be subject to administrative, civil and criminal penalties, including, in the U.S., the loss of licenses or our ability to participate in Medicare, Medicaid, and other federal or state healthcare programs.

Our business, results of operations, and cash flows could be adversely affected by legal proceedings.
Due to the nature of our operations, which we conduct through a variety of businesses, including the distribution of pharmaceuticals, the dispensing of healthcare products, and the provision of services to the pharmaceutical industry, each of our businesses may become involved in government investigations, legal disputes, or proceedings. These investigations, disputes or proceedings in the U.S. or other jurisdictions have involved or may involve healthcare fraud and abuse, the False Claims Act, antitrust, competition, class actions, commercial, cybersecurity and data privacy, employment, environmental, intellectual property, licensing, public disclosures and various other claims, including claims related to opioid medications. The Company’s Board of Directors and/or management team may also be the subject of derivative litigation, which can require significant time, attention and resources to resolve. In addition, we may become involved in disputes with our manufacturers, customers, service providers, or other third-party business partners, including with respect to contract, pricing, or reimbursement matters, which we generally seek to resolve through commercial negotiations. If such negotiations are unsuccessful, the parties may litigate the dispute or otherwise attempt to settle the matter.
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
Statutory and/or regulatory violations could also form the basis for qui tam complaints. The qui tam provisions of the federal and various state civil False Claims Acts authorize a private person, known as a relator, to file civil actions under these statutes on behalf of the federal and state governments. Under False Claims Acts, the filing of a qui tam complaint by a relator imposes obligations on government authorities to investigate the allegations and determine whether to intervene in the action. Such cases may involve allegations around the marketing, sale, purchase, and/or dispensing of brand-name and/or generic pharmaceutical products, the provision of services to the pharmaceutical industry, or misrepresentations on documents filed with U.S. Customs and Border Protection that results in the underpayment of duties and tariffs. Qui tam complaints are filed under seal and remain sealed until the applicable court orders otherwise. Our business and results of operations could be adversely affected if qui tam complaints are filed against us for alleged violations of any health or customs laws and regulations and damages arising from resultant false claims, if the litigation proceeds whether government authorities decide to intervene in any such matters, and/or if we are found liable for all or any portion of violations alleged in any such matters.
Opioid-related legal proceedings and the Distributor Settlement Agreement that we have entered into could adversely impact our cash flows or results of operations.
The Distributor Settlement Agreement, which we and the other two national pharmaceutical distributors negotiated to resolve a substantial majority of opioid lawsuits filed by state and local government entities, became effective on April 2, 2022, and as of September 30, 2025, it included 48 of 49 eligible states (the “Settling States”) as well as 99% by population of the eligible political subdivisions in the Settling States. Our accrued litigation liability related to the Distributor Settlement Agreement, including the State of Alabama and an estimate for non-participating government subdivisions (with whom we have not reached a settlement agreement), as well as other opioid-related litigation for which we have reached settlement agreements was $4.3 billion as of September 30, 2025. The $4.3 billion liability will be paid over 13 years. We currently estimate that $416.0 million will be paid prior to September 30, 2026, which is recorded in Accrued Expenses and Other on our Consolidated Balance Sheet. The remaining long-term liability of $3.9 billion is recorded in Accrued Litigation Liability on our Consolidated Balance Sheet. While we have accrued our estimated liability for opioid litigation, we are unable to estimate the range of possible loss associated with the matters that are not included in the accrual. Because loss contingencies are inherently unpredictable and unfavorable developments or resolutions can occur, the assessment is highly subjective and requires significant judgments about future events. We regularly review opioid litigation matters to determine whether an accrual is adequate. The amount of ultimate loss may differ materially from the amount accrued to date. Until such time as otherwise resolved, we will continue to litigate and prepare for trial and to vigorously defend ourselves in all such matters. Since these matters are still developing, we are unable to predict the outcome, but the result of these lawsuits could include excessive monetary verdicts and/or injunctive relief, which could have a material adverse effect on our business, financial position, results of operations, and cash flows and could result in a lower than historical level of capital available for deployment, including a lower level of capital returned to stockholders. Further details on the Distributor Settlement Agreement and opioid-related legal proceedings are provided in Note 12 of the Notes to Consolidated Financial Statements.
Public concern over the abuse of medications could negatively affect our business.
Certain governmental and regulatory agencies, as well as state and local jurisdictions, are focused on the abuse of opioid medications, controlled substance medications, and other medications. Federal, state and local governmental and regulatory agencies are conducting investigations of us and others in the pharmaceutical supply chain, including pharmaceutical manufacturers, national retail pharmacy chains, independent pharmacies, prescribers, and other pharmaceutical wholesale distributors, regarding the manufacture, dispensing, and distribution of opioid medications, controlled substance medications, and other medications subject to abuse. In addition, a significant number of lawsuits have been filed against us, other pharmaceutical wholesale distributors, and others in the pharmaceutical supply chain by state and local governmental entities and other plaintiffs for claims related to the Company’s distribution of opioid medications. These lawsuits allege, among other claims, that we failed to provide effective controls and procedures to guard against the diversion of controlled substances, acted negligently by distributing controlled substances to pharmacies that serve individuals who abuse controlled substances, and failed to report suspicious orders of controlled substances in accordance with regulations. Additional governmental and regulatory entities have indicated an intent to sue and may conduct investigations of us in the future, and lawsuits could be brought against the Company by other plaintiffs under other theories related to opioid abuse. We are deeply committed to diversion control efforts, have sophisticated systems to identify orders placed warranting further review to determine if they are suspicious (including through the use of data analytics), and engage in due diligence and ongoing monitoring of customers. We are also being sued by private plaintiffs, such as unions, other health and welfare funds, hospital systems, third-party payors, other healthcare providers and individuals alleging personal injury for the same activities and continue to be named as a defendant in additional opioid-related lawsuits. Further details on opioid-related legal proceedings are provided in Note 12 of the Notes to Consolidated Financial Statements.
The Distributor Settlement Agreement includes injunctive relief terms relating to distributors’ controlled substance anti-diversion programs. A monitor is overseeing compliance with these provisions for a period of five years. In addition, the distributors have engaged a third-party vendor to act as a clearinghouse for data aggregation and reporting, which the distributors will fund for ten years. It is possible that the implementation and maintenance of the required changes to distributors’ controlled substance anti-diversion programs may result in unforeseen costs or operational challenges that could have an adverse impact on our results of operations or performance.
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
We are subject to tax laws and regulations of the U.S. federal, state and local governments, and various foreign jurisdictions. From time to time, various legislative initiatives are proposed that could adversely affect our tax positions and/or our tax liabilities. This includes, for example, increases to U.S. or foreign income tax rates and taxes based on gross revenues. In addition, several jurisdictions have enacted or proposed changes to global income taxation, which could have a negative impact on our effective tax rate. There can be no assurance that our effective tax rate or tax payments will not be adversely affected by legislation resulting from these initiatives both within the U.S. and other foreign jurisdictions in which we operate.
In addition, we are subject to the examination of our income and non-income tax returns by the U.S. Internal Revenue Service, U.S. states and foreign tax authorities. Due to the ambiguity of tax laws and regulations, the subjectivity of factual interpretations, and the complexity of our business and intercompany arrangements, there can be no assurance that our tax positions will not be challenged by relevant tax authorities or that we would be successful in any such challenge. These examinations may result in unforeseen tax-related liabilities, which may negatively impact our future financial results.

Violations of anti-bribery, anti-corruption, and/or international trade laws that we are subject to could have a material adverse effect on our business, financial position, and results of operations.
We are subject to laws concerning our business operations and marketing activities in foreign countries where we conduct business. For example, we are subject to the U.S. Foreign Corrupt Practices Act (the “FCPA”), U.S. export control and trade sanction laws, and similar anti-corruption and international trade laws in certain foreign countries, such as the U.K. Bribery Act, any violation of which could create substantial liability for us and also cause a loss of reputation in the market. We may also have substantial liability if a third party acting on our behalf or on the behalf of our subsidiaries (including our joint venture partners) is in violation of these laws. In connection with our acquisitions, our results of operations and financial position may be adversely affected if we are not able to put in place effective financial controls and compliance policies to safeguard against risks of violating the FCPA or other anti-corruption and international trade laws as part of our integration of acquired businesses. If we are found to have violated the FCPA, we may face sanctions including civil and criminal fines, disgorgement of profits, and suspension or debarment of our ability to contract with government agencies or receive export licenses. We have business operations in many countries worldwide, including in China, India, Turkey, and other countries that are considered to have higher risk business environments that could give rise to potential violations of, and liabilities in connection with, applicable anti-bribery, anti-corruption, and/or international trade law, and we must maintain effective internal controls, policies, and procedures in such jurisdictions. We cannot guarantee that such internal controls, policies and procedures will always prevent and protect us from such potential violations or liabilities. From time to time, we may face audits or investigations by one or more domestic or foreign government agencies relating to our international business activities, compliance with which could be costly and time-consuming, and could divert the attention of our management and key personnel from our business operations. An adverse outcome under any such investigation or audit could subject us to fines or other penalties, which could adversely affect our business, financial position, and results of operations.
Any actual or perceived failure to adequately protect proprietary business information or personal data could result in claims of liability against us, damage our reputation or otherwise materially harm our business.
Given the nature of our business, we, together with our service providers and third-party business partners, receive, collect, process, use, and retain sensitive and confidential customer, patient, personnel, and business partner data, in addition to proprietary business information. Additionally, we maintain other confidential, proprietary, or otherwise sensitive information relating to our business and received from third parties.
Global privacy, cybersecurity, data protection and AI-related laws, regulations, and best practices are evolving, extensive, and complex. Compliance with these laws and regulations is challenging and costly. The interpretation and application of these laws in some instances is uncertain, and our legal and regulatory obligations are subject to frequent changes. We are required to comply with increasingly complex and changing data privacy regulations both in the U.S. and beyond that regulate the collection, storage, use, security, processing, and transfer of personal data, including particularly the transfer of personal data between or among countries. Many of these regulations also grant rights to individuals. Many foreign data privacy regulations (including, without limitation, the EU GDPR, the U.K. GDPR, Brazil’s General Data Protection Law (“LGPD”), and the Personal Information Protection and Electronic Documents Act in Canada) and certain U.S. state laws and regulations impose requirements beyond those enacted under United States federal law and, in some instances, allow for a private right of action. For example, the EU GDPR imposes more stringent data protection requirements, including a broader scope of protected data, restrictions on cross-border transfers of personal data and more onerous breach reporting requirements, and imposes greater penalties for non-compliance than the federal data protection laws in the U.S. States and other countries continue to enact similar legislation. We are also required to comply with expanding and increasingly complex cybersecurity laws and regulations in the U.S. and abroad (including the EU) with respect to reporting information security incidents and additional requirements for avoiding or responding to an adverse event. We may also face audits or investigations by domestic or foreign government agencies relating to our compliance with these regulations. An adverse outcome under any such investigation or audit could subject us to fines or other penalties. We also have contractual obligations to our customers related to the protection of personal data and compliance with privacy and cybersecurity laws.
A threat actor who is able to compromise the security measures of our networks and systems, or those of our service providers or third-party business partners, could misappropriate either proprietary business information or the personal data of our customers, patients, or personnel. Our use of AI, or the use of AI by our service providers or third-party business partners, could also result in the misappropriation of, unauthorized access to, or disclosure of such information. Any actual or perceived breach of proprietary business information or personal data could expose us to increased risk of lawsuits, regulatory penalties, loss of existing or potential customers, harm to our business relationships, damage relating to loss of proprietary information, harm to our reputation and increases in our security, legal, and insurance costs.
The foregoing or other circumstances related to our collection, use, and transfer of proprietary business information or personal data could cause a loss of reputation in the market and/or adversely affect our business and financial position.

Regulatory frameworks governing AI are rapidly evolving and may impose significant obligations on our development, deployment, and use of AI. In particular, the EU’s Artificial Intelligence Act imposes requirements on AI system providers, importers, distributors, and users, as well as on general-purpose AI systems. Non-compliance may be subject to fines. U.S. federal, state, and local laws and regulations applicable to AI and the expansion of existing laws and regulations to AI continue to increase and have focused, in particular, on the use and impact of AI in the healthcare industry. While we have an AI policy in place, the complicated and changing nature of AI technology and related laws and regulations increase our compliance costs and may result in changes to our operations, products and services, complicate compliance efforts, and increase risk of enforcement, penalties, or other legal proceedings.
Other Risks
Our third-party business partners are vulnerable to cybersecurity risks, and any cyber incident affecting our third-party business partners could significantly disrupt our operations.
We heavily depend on our supply chain to provide our products and services to customers, and a cybersecurity incident involving a supplier, subcontractor, or other service provider or third-party business partner could significantly affect us. To evaluate third-party cybersecurity controls, we utilize third-party cybersecurity monitoring and alerting tools, cybersecurity due diligence questionnaires, and request and review independent third-party audit reports and assurance certifications if they exist. Based on these reviews, we collaborate directly with our third-party business partners to address identified deficiencies and also incorporate security and privacy addenda into our contracts when applicable. We also ensure that our third-party business partners adhere to cybersecurity requirements as mandated by laws and regulations. This includes requiring our third-party business partners to implement specific security controls and to report any cybersecurity incidents to us, allowing us to assess the potential impact on our organization. Despite our comprehensive approach to conducting diligence on the cybersecurity controls of our third-party business partners, we may not be able to prevent a third-party business partner from experiencing a cybersecurity incident and any cyber incident affecting our third-party business partners could significantly disrupt our operations.
Any actual or perceived failure to protect our reputation could have a material adverse effect on our business and operations.
We believe that maintaining and enhancing our reputation is critical to our ability to expand and retain our customer base, strategic partnerships and other key relationships. Any negative publicity about us or our industry may adversely impact our business and operations. Furthermore, any actual or perceived failure to comply with ethical, social, regulatory, product, labor, health and safety, quality, accounting, or environmental requirements or standards could also jeopardize our reputation and potentially lead to various adverse actions, including litigation, audits, investigations, or adverse stakeholder action. Negative claims or publicity, including on social media, could adversely affect our reputation and business, regardless of their accuracy. Our reputation may also depend on the success of our corporate responsibility initiatives that require Company-wide coordination and alignment among varying jurisdictions. For example, there continues to be an increased focus by governmental and nongovernmental organizations on corporate responsibility and sustainability-related actions, targets, and disclosures; increased costs and investment associated with corporate responsibility efforts (including supply chain due diligence); and increasing compliance obligations with related laws, regulations, and standards (including the Corporate Sustainability Reporting Directive and the Corporate Sustainability Due Diligence Directive in the EU). Given the varied and at times divergent views of different stakeholder groups, any action or inaction by us with respect to corporate responsibility initiatives may be perceived negatively by some stakeholders. Furthermore, the regulatory landscape surrounding corporate responsibility matters continues to evolve and remains uncertain. All of the foregoing could expose us to market, operational and execution costs or risks, as well as litigation, audits, investigations, or adverse stakeholder action. Any corporate responsibility or sustainability metrics that we currently or may in the future disclose, whether based on the standards that we set for ourselves or those set by third parties, may influence our reputation and the value of our brands. There is also continued focus, including by investors, customers, and other stakeholders, on corporate responsibility matters, including with respect to the use of certain materials and minerals, fleet electrification, sustainable packaging, emissions reporting, waste generation, supply chain diligence, human capital, and health and safety. Our reputation could be damaged if we do not, or are perceived not to, act in a way that is aligned with stakeholder expectations with respect to corporate responsibility matters, which could have a material adverse effect on the Company.
Our intellectual property rights may not provide meaningful commercial protection.
We rely on trade secret, trademark, patent, and copyright laws, nondisclosure obligations, and other contractual provisions and technical measures to protect our proprietary rights in our services, solutions, products, and brands. We may be unable to prevent third parties from using our intellectual property without our authorization, and we might initiate costly and time-consuming litigation or other proceedings to protect our trade secrets, to enforce our intellectual property rights, and/or to determine the scope and validity of the proprietary rights of others. Our competitors might develop non-infringing services and solutions equivalent or superior to ours. Our intellectual property protection efforts might be inadequate to protect our rights or prevent third-party claims of infringement. In addition, the laws of some non-U.S. jurisdictions, particularly those of certain emerging markets, may provide less protection for our proprietary rights than the laws of the U.S. and present greater risks of infringement. As we expand our services in various markets, we may not be able to secure intellectual property protection, including trademark protection, in some markets or categories of products or services. To the extent we cannot protect our intellectual property, unauthorized use and misuse of our intellectual property could harm our competitive position and have a material adverse impact on the Company.
We have been and may in the future be adversely impacted by events outside of our control.
We have been and may in the future be adversely affected by events outside of our control, including: widespread public health issues, such as infectious diseases; natural disasters and other catastrophic events such as earthquakes, floods, or severe weather, including as a result of climate change; government policy changes; and political events such as terrorism, political tensions, military conflicts, civil unrest, sanctions, tariffs or other trade restrictions, and trade wars. These events can disrupt operations for us, our suppliers, our service providers, and our customers, as well as impair product manufacturing, supply, and transport availability and cost in unpredictable ways that depend on highly uncertain future developments. They might affect consumer confidence levels and spending or the availability of certain goods or commodities. In response to these types of events, we might suspend operations, implement extraordinary procedures, incur increased costs, or seek alternate sources for product supply, or suffer consequences that are unexpected and difficult to mitigate. Any of these risks might have a material adverse impact on the Company.
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
We have recorded, and may be required to record, a significant charge to earnings in our consolidated financial statements during the period in which any impairment of our goodwill or long-lived assets is determined. Any such charge could have a material adverse impact on our results of operations. For example, we continued to experience a weakening in demand for specialized services in the life sciences industry, which has negatively impacted the operating results of PharmaLex. In the fourth quarter of fiscal 2025 and in connection with the Company’s annual budgeting process, the Company revised PharmaLex’s long-range forecast. In connection with the Company’s annual goodwill impairment assessment, it recorded a full impairment of the remaining goodwill of $723.9 million in the PharmaLex reporting unit.
Exclusive forum provisions in our amended and restated bylaws (“Bylaws”) could limit our stockholders’ ability to choose their preferred judicial forum for disputes with us or our directors, officers, or employees.
Our Bylaws provide that unless the Company consents in writing to the selection of an alternative forum, the sole and exclusive forum for any (i) derivative action or proceeding brought on behalf of the Company; (ii) action asserting a claim for or based on a breach of a fiduciary duty owed by any current or former director, officer or other employee or stockholder to the Company or the Company’s stockholders; (iii) action asserting a claim arising pursuant to any provision of the Delaware General Corporation Law (“DGCL”), or our Certificate of Incorporation or Bylaws or as to which the DGCL confers jurisdiction on the Court of Chancery of the State of Delaware; or (iv) action asserting a claim governed by the internal affairs doctrine of the law of the State of Delaware, shall, to the fullest extent permitted by law, be the Delaware Court of Chancery located within the State of Delaware (or, if such court does not have subject matter jurisdiction thereof, the federal district court of the District of Delaware). Additionally, our Bylaws provide that unless the Company consents in writing to the selection of an alternative forum, U.S. federal district courts shall be the sole and exclusive forum for the resolution of any complaint asserting a cause of action arising under the Securities Act. The choice of forum provisions may increase costs to bring a claim, discourage claims or limit a stockholder’s ability to bring a claim in a judicial forum that it finds favorable for disputes with the Company or our directors, officers or other employees, which may discourage such lawsuits. Alternatively, if a court were to find the choice-of-forum provisions contained in our Bylaws to be inapplicable or unenforceable in an action, we may incur additional costs associated with resolving such action in other jurisdictions. The exclusive forum provisions in our Bylaws will not preclude or contract the scope of exclusive federal or concurrent jurisdiction for actions brought under the federal securities laws, including the Exchange Act or the Securities Act, or the respective rules and regulations promulgated thereunder.

ITEM 1B.    UNRESOLVED STAFF COMMENTS
None.
ITEM 1C. CYBERSECURITY
As one of the largest global pharmaceutical sourcing and distribution services companies engaged in helping both healthcare providers and pharmaceutical and biotechnology manufacturers, we are exposed to various cybersecurity threats. These threats include both those typical of companies operating in many industries, like ransomware and denial-of-service attacks, as well as more sophisticated and persistent threats from highly organized adversaries that specifically target the healthcare sector and other critical infrastructure. The emergence of artificial intelligence has provided additional tools for those who perpetrate these attacks, including through social engineering, the development of customized malware, and an enhanced ability to evade detection. Our suppliers, third-party vendors, service providers, customers, contractors, those who work for our contractors, and other business partners (collectively, our “third-party business partners”) are also vulnerable to similar cybersecurity risks, and any cyber incident affecting us and/or our third-party business partners could significantly disrupt our operations. In light of these risks, cybersecurity is a priority for the Company, management, and our Board of Directors (the “Board”), and we believe that it is essential for us to invest substantial resources in our cybersecurity efforts.
Risk Management and Strategy
Cybersecurity risk management is integral to our enterprise risk management strategy. Our management, with involvement and input from external consultants and advisors, and oversight from our Board, regularly performs an enterprise-wide risk assessment to identify key existing and emerging risks.
To oversee cybersecurity risk at the management level, we employ a Chief Data and Information Officer (“CDIO”) and a Chief Information Security Officer (“CISO”). The CDIO is responsible for the global data landscape and IT systems across our business units, including information security. The CISO leads our Information Security team. The CISO and his team are responsible for administering our comprehensive, company-wide information security program, which includes strategy, regulatory intelligence, IT risk management, policy development, security engineering, cyber threat detection, response, and operations. Our information security program is based upon, informed by, and responsive to industry best practice frameworks such as HITRUST CSF and ISO 27001. Our program undergoes an internal annual review that is conducted by our CISO, as well as an annual third-party external review. Additionally, we leverage a diverse array of internal and external assessors, consultants, auditors, and other third parties to identify opportunities for improvements to our information security program through methods such as penetration testing, independent audits, and consulting on best practices to address emerging risks and challenges. These assessments encompass evaluations of both the design and operational effectiveness of our security measures. They also consider the evolution of different cybersecurity threats, including through artificial intelligence. Additionally, we are a member of H-ISAC, an industry cybersecurity intelligence and risk-sharing organization, which enables us to stay informed about developments, trends, and risks in the cybersecurity threat landscape and consider any necessary updates to our information security program related thereto. We are committed to employing cybersecurity best practices and have obtained and maintain multiple industry best practice cybersecurity certifications such as ISO 27001and SOC1/SOC2.
Under the leadership of our CDIO and CISO, and with oversight, as appropriate, from the Board’s Audit Committee, we have developed a Cybersecurity Incident Response Process (the “Response Process”), which sets forth a framework for the actions to be taken in response to a cybersecurity incident and includes appropriate escalations to the Company’s senior management, including our ECCRT (as defined below), and the Board. Under the guidance of our CISO, the Response Process is routinely evaluated, tested and updated as appropriate.
In addition to our Response Process, which is employed in the event of a cybersecurity incident, we take preventative measures that are designed to mitigate the likelihood and prevalence of cybersecurity incidents. For example, we believe that enterprise-wide cybersecurity and privacy training serve an important role in risk reduction. Accordingly, we require employees to complete periodic access-based and role-based privacy and cybersecurity training. These trainings are routinely updated to reflect changes in the threat environment, assessment, and/or audit findings, laws, and regulations. We also engage and educate employees through cybersecurity and privacy awareness programs and communication campaigns.
We recognize that our cybersecurity risk profile extends beyond our organization. As such, we strive to manage cybersecurity risks associated with our third-party business partners and external users of our systems. Our third-party business partner risk management program is built upon, informed by, and responsive to industry best practices. This program is designed to conduct appropriate due diligence on the third-party business partners with whom we engage and conduct business, as well as on the systems and the cybersecurity controls of such third-party business partners. Specifically, to evaluate third-

party cybersecurity controls, we utilize third-party cybersecurity monitoring and alerting tools, cybersecurity due diligence questionnaires, and request and review third-party audit reports and assurance certifications if they exist.
Our information systems have been subject to cybersecurity incidents in the past. To date, we are not aware of cybersecurity incidents that have materially affected or are reasonably likely to materially affect us. However, there is no guarantee that future cybersecurity incidents will not have a material impact. Despite our comprehensive approach to cybersecurity, we may not be able to prevent or mitigate a cybersecurity incident that could materially impact our business, results of operations, or financial condition. While we hold cybersecurity insurance, the expenses associated with cybersecurity threats or disruptions may not be completely covered by our policy. See “Risk Factors” in Item 1A of Part I above for additional information on risks related to our business, including for example, risks related to privacy and data protection, cybersecurity incidents, third-party relationships, and continuity of our information systems and networks, operational technology, and technology products or services.
Board Governance and Management
As described above, our CDIO leads management’s assessment and management of cybersecurity with the assistance of our CISO, who reports directly to the CDIO and meets with the CDIO on a regular basis to discuss pertinent risks, mitigation factors, remediation status, and risk acceptance. The CDIO, who reports directly to our President and Chief Executive Officer, is a member of the Enterprise Leadership Team (the “ELT”) and provides updates to the ELT about cybersecurity matters. Our CDIO has more than 25 plus years of experience managing technology and risks and advising on cybersecurity issues, and our CISO has more than 20 plus years of IT and relevant cybersecurity experience.
Additionally, we have an Extended Cyber Crisis Response Team (“ECCRT”), which is a cross-functional team comprised of senior leaders that, in the event of a cyber incident, help lead the decision-making process for the execution of containment and recovery processes and incident communications, including reporting to senior management and, in turn, the Board, as appropriate, in each case in accordance with the protocols set forth in our Response Process.
Cybersecurity is among the risks identified by our Enterprise Risk Management Team for Board-level oversight. While the full Board retains overall oversight over cybersecurity, the Board has delegated to its Audit Committee oversight of the Company’s information technology security program and the controls around cybersecurity, and to its Compliance and Risk Committee oversight of an enterprise risk management program that is designed to assist with monitoring and mitigating operational risks. The Audit Committee and Compliance and Risk Committee meet every quarter. The Audit Committee is updated as needed on cybersecurity threats, incidents, and programs, and the Compliance and Risk Committee is updated as needed on new developments in our cybersecurity risk profile. After each such meeting, the respective chairs of the Audit Committee and Compliance and Risk Committee provide a report to the full Board on the committee meeting.
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
ITEM 2.    PROPERTIES
As of September 30, 2025, we conducted our business from office and operating facilities at owned and leased locations throughout the United States (including Puerto Rico) and select global markets. We lease a facility in Conshohocken, Pennsylvania for our corporate headquarters.
U.S. Healthcare Solutions’ human health distribution businesses have a robust distribution facility network in the United States. Significant leased facilities are located in Puerto Rico plus the following states: Arizona, California, Colorado, Florida, Georgia, Hawaii, Indiana, Kentucky, Minnesota, Mississippi, New York, North Carolina, Ohio, Utah, and Washington. Owned facilities are located in the following states: Alabama, California, Illinois, Massachusetts, Michigan, Missouri, Ohio, Pennsylvania, Texas, and Virginia.
As of September 30, 2025, our animal health business operations were conducted in the United States and in the United Kingdom. Leased facilities are located in California, Colorado, Florida, Idaho, Indiana, Kansas, Massachusetts, Minnesota, North Carolina, Pennsylvania, Texas, Washington, and internationally in the United Kingdom. Significant owned facilities are located in Alabama, Idaho, Texas, and Virginia and internationally in the United Kingdom. Its headquarters is located in Idaho.
As of September 30, 2025, the International Healthcare Solutions distribution operations were conducted in Canada, the Czech Republic, France, Lithuania, Netherlands, Norway, Romania, Spain, Turkey, and the United Kingdom. Its global specialty transportation and logistics operating facilities are located in over 50 countries. The International Healthcare Solutions businesses have leased and owned properties.
We consider our operating and office properties to be in satisfactory condition.
ITEM 3.    LEGAL PROCEEDINGS
Legal proceedings in which we are involved are discussed in Note 12 (Legal Matters and Contingencies) and Note 13 (Antitrust Litigation Settlements) of the Notes to Consolidated Financial Statements appearing in this Annual Report on Form 10-K.
ITEM 4.    MINE SAFETY DISCLOSURES
Not applicable.

INFORMATION ABOUT OUR EXECUTIVE OFFICERS
The following is a list of our executive officers and their ages and positions as of November 15, 2025.

Name	Age	Current Position with the Company
Robert P. Mauch	58	President and Chief Executive Officer
Silvana Battaglia	58	Executive Vice President and Chief Human Resources Officer
Elizabeth S. Campbell	51	Executive Vice President and Chief Legal Officer
James F. Cleary	62	Executive Vice President and Chief Financial Officer
Pawan Verma	49	Executive Vice President and Chief Data and Information Officer
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
Ms. Campbell has been Executive Vice President and Chief Legal Officer since September 2021. She served as Senior Vice President and Deputy General Counsel from June 2020 to August 2021. Prior to that, Ms. Campbell served in a variety of roles within the Company’s legal department with increased responsibility, including serving as Chief Litigator and Chief Compliance Counsel. Ms. Campbell has been employed by the Company for 15 years.
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
Mr. Verma has been Executive Vice President and Chief Data and Information Officer since October 2024. Prior to joining the Company, he worked at MetLife as Executive Vice President and Global Chief Information Officer from November 2020 to October 2024. He also held leadership roles at Foot Locker, Target Corporation, and Verizon.

PART II
ITEM 5.    MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES
The Company’s common stock is traded on the New York Stock Exchange under the trading symbol “COR.” As of October 31, 2025, there were 2,166 record holders of the Company’s common stock.
Our Board of Directors approved the following quarterly dividend increases:

Dividend Increases
	Per Share
Date	New Rate	Old Rate	% Increase
November 2022	$0.485	$0.460	5%
November 2023	$0.510	$0.485	5%
November 2024	$0.550	$0.510	8%
November 2025	$0.600	$0.550	9%
Computershare is the Company’s transfer agent. Computershare can be reached at (mail) Cencora, Inc. c/o Computershare Investor Services, P.O. Box 43006, Providence, RI 02940-3006; (telephone): Domestic 1-800-522-6645, International 1-201-680-6578, and (internet) www.computershare.com/investor.
ISSUER PURCHASES OF EQUITY SECURITIES
The following sets forth the total number of shares purchased, the average price paid per share, the total number of shares purchased as part of publicly announced programs, and the approximate dollar value of shares that may yet be purchased under the programs during each month in the quarter ended September 30, 2025.

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Programs	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Programs
July 1 to July 31	165	$295.33	—	$882,238,036
August 1 to August 31	205	$291.61	—	$882,238,036
September 1 to September 30	—	$—	—	$882,238,036
Total	370		—
________________________________________________
a.In March 2024, the Company’s Board of Directors authorized a share repurchase program allowing the Company to purchase up to $2.0 billion of its outstanding common stock, subject to market conditions. During fiscal 2025, the Company purchased 1.9 million shares of its common stock for $435.4 million. As of September 30, 2025, the Company had $882.2 million availability under this program.
b.Employees surrendered 324,669 shares during fiscal 2025 to meet minimum tax-withholding obligations upon vesting of restricted stock.

STOCK PERFORMANCE GRAPH
This graph depicts the Company’s five-year cumulative total stockholder returns relative to the performance of the Standard and Poor’s 500 Composite Stock Index and the S&P Health Care Index from the market close on September 30, 2020 to September 30, 2025. The graph assumes $100 invested at the closing price of the common stock of the Company and of each of the other indices on the New York Stock Exchange on September 30, 2020. The points on the graph represent fiscal year-end index levels based upon the last trading day in each fiscal year.
COMPARISON OF FIVE-YEAR CUMULATIVE TOTAL RETURN*

$400
$350
$300
$250
$200
$150
$100
$50
$0
9/20
9/21
9/22
9/23
9/24
9/25
Cencora, Inc.
S&P 500
S&P 500 Health Care

	September 30,
	2020	2021	2022	2023	2024	2025
Cencora, Inc.	$100.00	$125.20	$143.70	$193.34	$244.03	$341.68
S&P 500	$100.00	$130.01	$109.89	$133.65	$182.23	$214.30
S&P Health Care	$100.00	$122.56	$118.43	$128.12	$155.91	$143.51
* $100 invested on September 30, 2020 in stock or index, including reinvestment of dividends.

ITEM 6.    [RESERVED]
ITEM 7.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Our Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”) includes the following: an overview that provides a summary of our segments and highlights from fiscal 2025; a more detailed analysis of our results of operations; our capital resources and liquidity, which discusses key aspects of our statements of cash flows, changes in our balance sheets and our financial commitments; and a summary of our critical accounting estimates that involve a significant level of estimation uncertainty. Our MD&A should be read in conjunction with the Consolidated Financial Statements and notes thereto contained herein.
Our MD&A focuses on discussion of year-over-year comparisons between fiscal 2025 and fiscal 2024. Discussion of fiscal 2023 results and year-over-year comparisons between fiscal 2024 and fiscal 2023 that are not included in this Annual Report on Form 10-K can be found in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in Part II, Item 7 of our Annual Report on Form 10-K for fiscal 2024.
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
U.S. Healthcare Solutions Segment
The U.S. Healthcare Solutions reportable segment distributes a comprehensive offering of brand-name, specialty brand-name and generic pharmaceuticals, over-the-counter healthcare products, home healthcare supplies and equipment, and related services to a wide variety of healthcare providers, including acute care hospitals and health systems, independent and chain retail pharmacies, mail order pharmacies, medical clinics, long-term care and alternate site pharmacies, and other customers. The U.S. Healthcare Solutions reportable segment also provides pharmaceutical distribution (including plasma and other blood products, injectable pharmaceuticals, vaccines, and other specialty pharmaceutical products) and additional services to physicians who specialize in a variety of disease states, especially oncology and retina, and to other healthcare providers, including hospitals, specialty retinal practices, and dialysis clinics. The U.S. Healthcare Solutions reportable segment also provides pharmacy management, staffing and additional patient access and adherence support services, and supply management software to a variety of retail and institutional healthcare providers. Additionally, it delivers packaging solutions to institutional and retail healthcare providers. Through its animal health business, the U.S. Healthcare Solutions reportable segment sells pharmaceuticals, vaccines, parasiticides, diagnostics, micro feed ingredients, and various other products to customers in both the companion animal and production animal markets. It also offers demand-creating sales force services to manufacturers.
International Healthcare Solutions Segment
The International Healthcare Solutions reportable segment consists of businesses that focus on international pharmaceutical wholesale and related service operations and global commercialization services. The International Healthcare Solutions reportable segment distributes pharmaceuticals and other healthcare products and provides related services to healthcare providers, including pharmacies, doctors, health centers and hospitals primarily in Europe. It is a leading global specialty transportation and logistics provider for the biopharmaceutical industry. It is also a provider of specialized services, including regulatory affairs, market access, pharmacovigilance, development consulting and scientific affairs, and quality management and compliance, for the life sciences industry. In Canada, the business drives innovative partnerships with manufacturers, providers, and pharmacies to improve product access and efficiency throughout the healthcare supply chain.

Recent Development
Recently, we undertook a strategic review of our business to ensure alignment with our growth priorities and strategic drivers. As a result of this review, we have reorganized certain business components within our reporting structure. Beginning in the first quarter of fiscal 2026, our reporting structure will be comprised of U.S. Healthcare Solutions, International Healthcare Solutions, and Other. The U.S. Healthcare Solutions reportable segment will consist of U.S. Human Health (excluding legacy U.S. Consulting Services). The International Healthcare Solutions reportable segment will consist of Alliance Healthcare, Innomar, World Courier, and strategic components of PharmaLex. Other, which is not considered a reportable segment, will consist of businesses for which we have begun to explore strategic alternatives and includes MWI Animal Health, Profarma, U.S. Consulting Services and the other components of PharmaLex.
Executive Summary
This executive summary provides highlights from the results of operations that follow:
•Revenue increased by $27.4 billion, or 9.3%, from the prior fiscal year due to growth in both reportable segments. The U.S. Healthcare Solutions segment grew its revenue by $25.6 billion, or 9.7%, from the prior fiscal year due to overall market growth largely driven by unit volume growth, including increased sales of specialty products to health systems and physician practices and increased sales of products labeled for diabetes and/or weight loss in the GLP-1 class of $7.7 billion, or 26.9%. International Healthcare Solutions’ revenue increased by $1.7 billion, or 6.1%, from the prior fiscal year.
•Gross profit increased by $1,568.5 million, or 15.8%, from the prior fiscal year primarily due to the increase in gross profit in the U.S. Healthcare Solutions reportable segment and larger gains from antitrust litigation settlements. U.S. Healthcare Solutions’ gross profit increased by $1,482.3 million, or 23.1%, from the prior fiscal year primarily due to increased sales and the January 2025 acquisition of RCA. Gross profit in International Healthcare Solutions decreased $5.6 million, or 0.2%, from the prior fiscal year.
•Total operating expenses increased by $1,115.2 million, or 14.4%, from the prior fiscal year primarily due to the January 2025 acquisition of RCA, a larger goodwill impairment in fiscal 2025, and an increase in acquisition-related deal and integration expenses, offset in part by a decrease in litigation and opioid-related expenses in the current fiscal year.
•Total segment operating income increased by $574.7 million, or 15.8%, from the prior fiscal year. U.S. Healthcare Solutions’ operating income increased by $639.8 million, or 21.8%, from prior fiscal year in part due to the January 2025 acquisition of RCA. International Healthcare Solutions’ operating income decreased by $65.1 million, or 9.1%, from the prior fiscal year.
•Our effective tax rates were 30.6% and 24.2% in fiscal 2025 and 2024, respectively. Our effective tax rate in fiscal 2025 was higher than the U.S. statutory rate primarily due to the impairments of PharmaLex goodwill and an equity investment, which are largely not deductible for income tax purposes, U.S. state income taxes, and an increase in the amount of unrecognized tax benefits, offset in part by the benefit of income taxed at rates lower than the U.S. statutory rate.

Results of Operations
Fiscal 2025 compared to Fiscal 2024
Revenue

	Fiscal Year Ended September 30,
(dollars in thousands)	2025	2024	Change
U.S. Healthcare Solutions
Human Health	$285,287,506	$259,973,909	9.7%
Animal Health	5,694,517	5,365,518	6.1%
Total U.S. Healthcare Solutions	290,982,023	265,339,427	9.7%
International Healthcare Solutions
Alliance Healthcare	24,394,833	23,061,721	5.8%
Other Healthcare Solutions	5,971,490	5,565,821	7.3%
Total International Solutions	30,366,323	28,627,542	6.1%
Intersegment eliminations	(15,527)	(8,370)
Revenue	$321,332,819	$293,958,599	9.3%
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
Revenue increased by $27.4 billion, or 9.3%, from the prior fiscal year due to growth in both reportable segments.
The U.S. Healthcare Solutions segment grew its revenue by $25.6 billion, or 9.7%, from the prior fiscal year primarily due to overall market growth largely driven by unit volume growth, including increased sales of specialty products to health systems and physician practices and increased sales of products labeled for diabetes and/or weight loss in the GLP-1 class of $7.7 billion, or 26.9%. Sales, including GLP-1 products, to our two largest customers increased by $6.2 billion from the prior fiscal year.
International Healthcare Solutions’ revenue increased by $1.7 billion, or 6.1%, from the prior fiscal year primarily due to increased sales at our European distribution business of $1.3 billion.
A number of our contracts with customers, including group purchasing organizations, are typically subject to expiration each year. We may lose a key customer if an existing contract with such customer expires without being extended, renewed, or replaced. As previously disclosed, we received notice of non-renewal from an oncology customer, and in June 2025, our sales contract with that customer was terminated. Over the next twelve months, there are no key contracts scheduled to expire. Additionally, from time to time, key contracts may be terminated in accordance with their terms or extended, renewed, or replaced prior to their expiration dates. If those contracts are extended, renewed, or replaced at less favorable terms, they may also negatively impact our revenue, results of operations, and cash flows.

Gross Profit

	Fiscal Year Ended September 30,
(dollars in thousands)	2025	2024	Change
U.S. Healthcare Solutions	$7,905,426	$6,423,114	23.1%
International Healthcare Solutions	3,315,341	3,320,978	(0.2)%
Intersegment eliminations	(5,905)	(3,048)
Gains from antitrust litigation settlements	236,372	170,904
LIFO credit	76,876	52,168
Turkey highly inflationary impact	(49,571)	(54,087)
Gross profit	$11,478,539	$9,910,029	15.8%
Gross profit increased by $1,568.5 million, or 15.8%, from the prior fiscal year primarily due to the increase in gross profit in the U.S. Healthcare Solutions reportable segment and larger gains from antitrust litigation settlements.
U.S. Healthcare Solutions’ gross profit increased by $1,482.3 million, or 23.1%, from the prior fiscal year primarily due to increased sales and the January 2025 acquisition of RCA. As a percentage of revenue, U.S. Healthcare Solutions’ gross profit margin of 2.72% in the current fiscal year increased 30 basis points compared to the prior fiscal year primarily due to the January 2025 acquisition of RCA, offset in part by higher sales of GLP-1 products, which have lower gross profit margins, and lower sales of COVID vaccines, which have higher gross profit margins.
Gross profit in International Healthcare Solutions decreased $5.6 million, or 0.2%, from the prior fiscal year as the decline in gross profit at our global specialty logistics business and our specialized consulting services business was largely offset in part by an increase in gross profit at our European distribution business and our less-than-wholly-owned Brazil full-line distribution business.
We recognized gains from antitrust litigation settlements with pharmaceutical manufacturers of $236.4 million and $170.9 million in fiscal 2025 and 2024, respectively. The gains were recorded as reductions to Cost of Goods Sold (see Note 13 of the Notes to Consolidated Financial Statements).
Our cost of goods sold includes a last-in, first-out (“LIFO”) provision that is affected by manufacturer pricing practices, which may be impacted by market and other external influences, changes in inventory quantities, and product mix, many of which are difficult to predict. Changes to any of the above factors may have a material impact on our annual LIFO provision. The LIFO credit in fiscal 2025 was higher than the LIFO credit in fiscal 2024 primarily due to higher generic pharmaceutical deflation, offset in part by slightly higher brand pharmaceutical inflation.
We recognized expenses in Cost of Goods Sold of $49.6 million and $54.1 million in fiscal 2025 and 2024, respectively, related to the impact of Turkey highly inflationary accounting driven by the continued weakening of the Turkish Lira.
Operating Expenses

	Fiscal Year Ended September 30,
(dollars in thousands)	2025	2024	Change
Distribution, selling, and administrative	$6,493,842	$5,661,106	14.7%
Depreciation and amortization	1,051,075	1,091,974	(3.7)%
Litigation and opioid-related expenses, net	60,671	227,070
Acquisition-related deal and integration expenses	291,044	103,001
Restructuring and other expenses	229,422	233,629
Goodwill impairment	723,884	418,000
Total operating expenses	$8,849,938	$7,734,780	14.4%
Distribution, selling, and administrative expenses increased by $832.7 million, or 14.7%, from the prior fiscal year primarily due to the January 2025 acquisition of RCA and to support our revenue growth. As a percentage of revenue, distribution, selling, and administrative expenses were 2.02% in the current fiscal year and represent an increase of 9 basis points compared to the prior fiscal year primarily due to the January 2025 acquisition of RCA, offset in part by our improved operating leverage from our 9.3% revenue growth from the prior fiscal year.

Depreciation expense increased by 15.3% from the prior fiscal year. Amortization expense decreased by 16.1% from the prior fiscal year due to certain tradenames becoming fully amortized in connection with our company name change to Cencora and the gradual transition away from other tradenames used, which were acquired through prior acquisitions.
Litigation and opioid-related expenses, net in fiscal 2025 included legal fees in connection with opioid lawsuits and investigations.
Litigation and opioid-related expenses, net in fiscal 2024 included a $214.0 million litigation expense accrual for litigation related to the distribution of prescription opioid medications, a $49.1 million litigation expense accrual related to our animal health business (see Note 12 of the Notes to Consolidated Financial Statements) and $56.1 million of legal fees in connection with opioid lawsuits and investigations, offset in part by a net $92.2 million opioid litigation settlement accrual reduction primarily as a result of our prepayment of the net present value of a future obligation as permitted under our opioid settlement agreements.
Acquisition-related deal and integration expenses in fiscal 2025 primarily included costs related to the acquisition of RCA, including expenses related to equity units retained by RCA physicians and members of management of $121.7 million and $19.6 million related to the remeasurement of the fair value of contingent consideration associated with the RCA acquisition (see Note 2 of the Notes to Consolidated Financial Statements), and the continued integration of PharmaLex. Acquisition-related deal and integration expenses in fiscal 2024 primarily related to the integration of Alliance Healthcare and PharmaLex.
Restructuring and other expenses are comprised of the following:

	Fiscal Year Ended September 30,
(in thousands)	2025	2024
Restructuring and employee severance costs	$101,562	$69,968
Business transformation efforts	122,286	130,069
Other, net	5,574	33,592
Total restructuring and other expenses	$229,422	$233,629
Restructuring and employee severance costs in fiscal 2025 primarily included expenses incurred related to workforce reductions in both of our reportable segments. Restructuring and employee severance costs in fiscal 2024 primarily included expenses incurred related to facility closures in connection with our office optimization plan and workforce reductions in both of our reportable segments.
Business transformation efforts in fiscal 2025 and 2024 included rebranding costs associated with our name change to Cencora and non-recurring expenses related to significant strategic initiatives to improve operational efficiency, including certain technology initiatives. The majority of these costs related to services provided by third-party consultants.
In fiscal 2024, we experienced a cybersecurity event where data from our information systems was exfiltrated. In connection with this event, we incurred costs that were recorded in Other, net in the above table. The majority of the costs included in Other, net in fiscal 2024 related to this cybersecurity event.
We recorded goodwill impairments of $723.9 million and $418.0 million related to PharmaLex in fiscal 2025 and 2024, respectively (see Note 5 of the Notes to Consolidated Financial Statements).

Operating Income

	Fiscal Year Ended September 30,
(dollars in thousands)	2025	2024	Change
U.S. Healthcare Solutions	$3,574,699	$2,934,877	21.8%
International Healthcare Solutions	648,274	713,379	(9.1)%
Total segment operating income	4,222,973	3,648,256	15.8%

Gains from antitrust litigation settlements	236,372	170,904
LIFO credit	76,876	52,168
Turkey highly inflationary impact	(49,571)	(54,087)
Acquisition-related intangibles amortization	(553,028)	(660,292)
Litigation and opioid-related credit	(60,671)	(227,070)
Acquisition-related deal and integration expenses	(291,044)	(103,001)
Restructuring and other expenses	(229,422)	(233,629)
Goodwill impairment	(723,884)	(418,000)
Operating income	$2,628,601	$2,175,249	20.8%
U.S. Healthcare Solutions’ operating income increased $639.8 million, or 21.8%, from the prior fiscal year primarily due to the increase in gross profit, as noted above, and was offset in part by the increase in operating expenses. As a percentage of revenue, U.S. Healthcare Solutions operating income margin was 1.23% and represents a 12-basis point increase from the prior fiscal year due to the increase in gross profit margin, as described above in the Gross Profit section, offset in part by the increase in the operating expense margin.
International Healthcare Solutions’ operating income decreased by $65.1 million, or 9.1%, from the prior fiscal year. The decrease was primarily due to lower operating income at our global specialty logistics business and our specialized consulting services business.
Other Loss (Income), Net
Other loss (income), net includes a $113.5 million impairment of an equity investment that was made in fiscal 2021 and a $35.5 million loss on the divestiture of non-core businesses, offset in part by our portion of an equity method investment’s gain on the sale of a business of $39.7 million and a $14.1 million gain on the remeasurement of an equity investment in fiscal 2025.
Interest Expense, Net
Interest expense, net and the respective weighted average interest rates are as follows:

	Fiscal Year Ended September 30,
	2025		2024
(dollars in thousands)	Amount	Weighted Average Interest Rate	Amount	Weighted Average Interest Rate
Interest expense	$419,753	4.30%	$248,682	3.91%
Interest income	(128,205)	5.26%	(91,691)	5.41%
Interest expense, net	$291,548		$156,991
Interest expense, net increased $134.6 million, or 85.7%, from the prior fiscal year due to the increase in interest expense, offset in part by an increase in interest income. The increase in interest expense was primarily due to the issuance of our $1.8 billion of senior notes in December 2024 and the $1.5 billion variable-rate term loan, which we borrowed in January 2025 to finance a portion of the RCA acquisition, increased revolving credit facility borrowings to cover short-term working capital needs, and the May 2025 issuance of our €1.0 billion of senior notes, offset in part by the repayment of our $500 million of senior notes that matured in March 2025. The increase in interest income was driven by higher average investment cash balances in fiscal 2025 in comparison to fiscal 2024.

Income Tax Expense
    Our effective tax rates were 30.6% and 24.2% in fiscal 2025 and 2024, respectively. Our effective tax rate in fiscal 2025 was higher than the U.S. statutory rate primarily due to the impairments of PharmaLex goodwill and an equity investment, which are largely not deductible for income tax purposes, U.S. state income taxes, and an increase in the amount of unrecognized tax benefits, offset in part by the benefit of income taxed at rates lower than the U.S. statutory rate. Our effective tax rate in fiscal 2024 was higher than the U.S. statutory rate primarily due to the PharmaLex goodwill impairment, which was largely not deductible for income tax purposes, and U.S. state income taxes, offset in part by the discrete tax benefits associated with foreign valuation allowance adjustments and the benefit of non-U.S. income taxed at rates lower than the U.S. statutory rate.
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
Allowances for Returns and Credit Losses
Trade receivables are primarily comprised of amounts owed to us for our pharmaceutical distribution and services activities and are presented net of an allowance for customer sales returns and an allowance for credit losses. Our customer sales return policy generally allows customers to return products only if the products can be resold at full value or returned to suppliers for full credit. We record an accrual for estimated customer sales returns at the time of sale to the customer based upon historical customer return trends. The allowance for returns as of September 30, 2025 and 2024 was $1,625.8 million and $1,175.9 million, respectively.
We evaluate our receivables for risk of loss by grouping our receivables with similar risk characteristics. Expected losses are determined based on a combination of historical loss trends, current economic conditions, and forward-looking risk factors. Changes in these factors, among others, may lead to adjustments in our allowance for credit losses. The calculation of the required allowance requires judgment by management as to the impact of those and other factors on the ultimate realization of our trade receivables. We perform ongoing credit evaluations of our customers’ financial condition and maintain reserves for expected credit losses and specific credit problems when they arise. We write off balances against the reserves when collectibility is deemed remote. We perform formal, documented reviews of the allowance at least quarterly and perform monthly credit loss reviews in connection with our largest businesses and our higher risk customer accounts. There were no significant changes to this process during fiscal 2025, 2024, and 2023, and bad debt expense was computed in a consistent manner during these periods. The bad debt expense for any period presented is equal to the changes in the period end allowance for credit losses, net of write-offs, recoveries, and other adjustments.
Bad debt expense for fiscal 2025, 2024, and 2023 was $63.3 million, $40.8 million, and $54.4 million respectively. An increase or decrease of 0.1% in the 2025 allowance as a percentage of trade receivables would result in an increase or decrease in the provision on accounts receivable of approximately $25.4 million. The allowance for credit losses was $170.4 million and $132.1 million as of September 30, 2025 and 2024, respectively.
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

Goodwill and Other Intangible Assets
Goodwill arises from acquisitions or consolidations of specific operating companies and is assigned to the reporting unit in which a particular operating company resides. We identify our reporting units based upon our management reporting structure, beginning with our operating segments. We evaluate whether the components within our operating segments have similar economic characteristics, which include the similarity of long-term gross margins, the nature of the components’ products, services, and production processes, the types of customers and the methods by which products or services are delivered to customers, and the components’ regulatory environment and aggregate two or more components within an operating segment that have similar economic characteristics. As of September 30, 2025, our reporting units included U.S. Pharmaceutical Distribution Services, U.S. Consulting Services, MWI Animal Health, Alliance Healthcare, Innomar, World Courier, PharmaLex, and Profarma.
Goodwill and other intangible assets with indefinite lives, such as certain trademarks and trade names, are not amortized; rather, they are tested for impairment at least annually. For the purpose of these impairment tests, we can elect to perform a qualitative assessment to determine if it is more likely than not that the fair values of our reporting units and indefinite-lived intangible assets are less than the respective carrying values of those reporting units and indefinite-lived intangible assets, respectively. Such qualitative factors can include, among others, industry and market conditions, overall financial performance, and relevant entity-specific events. If we conclude based on our qualitative assessment that it is more likely than not that the fair value of a reporting unit is less than its carrying value, we perform a quantitative analysis. We elected to perform quantitative impairment assessments of goodwill for all our reporting units in fiscal 2025, 2024, and 2023 with the exception of our PharmaLex reporting unit in fiscal 2023 since it was acquired in fiscal 2023. We elected to perform qualitative impairment assessments of indefinite-lived intangible assets in fiscal 2025, 2024, and 2023.
The quantitative goodwill impairment test requires us to compare the carrying value of the reporting unit’s net assets to the fair value of the reporting unit. If the fair value exceeds the carrying value, no further evaluation is required, and no impairment loss is recognized. If the carrying amount exceeds the fair value, the difference between the carrying value and the fair value is recorded as an impairment loss, the amount of which may not exceed the total amount of goodwill allocated to the reporting unit.
When performing a quantitative impairment assessment, we utilize an income approach or a weighted average of an income and market approach to value our reporting units. The income approach relies on a discounted cash flow analysis, which considers forecasted cash flows discounted at an appropriate discount rate, to determine the fair value of each reporting unit. We generally believe that market participants would use a discounted cash flow analysis to determine the fair value of our reporting units in a sale transaction. The annual goodwill impairment test requires us to make a number of assumptions and estimates concerning future levels of revenue growth, earnings before interest, taxes, depreciation and amortization (“EBITDA”), EBITDA margins, capital expenditures, and working capital requirements, which are based upon our long-range plan. The discount rate is an estimate of the overall after-tax rate of return required by a market participant whose weighted average cost of capital includes both debt and equity, including a risk premium. While we use the best available information to prepare our forecasted cash flows and discount rate assumptions, actual future cash flows and/or market conditions could differ significantly resulting in future impairment charges related to recorded goodwill balances. While there are always changes in assumptions to reflect changing business and market conditions, our overall methodology and the population of assumptions used have remained unchanged.
We completed our required annual impairment assessments relating to goodwill and indefinite-lived intangible assets in fiscal 2025, 2024, and 2023 and, as a result, recorded goodwill impairments (see Note 5 of the Notes to Consolidated Financial Statements) of $723.9 million and $418.0 million in our PharmaLex reporting unit in fiscal 2025 and 2024, respectively. No goodwill impairments were recorded in fiscal 2023 and no indefinite-lived intangible asset impairments were recorded in fiscal 2025, 2024, or 2023.
Finite-lived intangible assets are amortized using the straight-line method over the estimated useful lives of the assets. We perform a recoverability assessment of our long-lived assets when impairment indicators are present. We performed a recoverability assessment of PharmaLex’s long-lived asset group as of July 1, 2025, and it was determined to be recoverable.
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
We prepare and file tax returns based upon our interpretation of tax laws and regulations and record estimates based upon these judgments and interpretations. In the normal course of business, our tax returns are subject to examination by various taxing authorities. Such examinations may result in future tax and interest assessments by these taxing authorities. Inherent uncertainties exist in estimates of tax contingencies due to changes in tax law resulting from legislation, regulation, and/or as concluded through the various jurisdictions’ tax court systems. Significant judgment is exercised in applying complex tax laws and regulations across multiple global jurisdictions where we conduct our operations. We recognize the tax benefit from an uncertain tax position only if it is more likely than not that the tax position will be sustained upon examination by the taxing authorities, including resolutions of any related appeals or litigation processes, based upon the technical merits of the position.
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
The significant assumptions and estimates described in the preceding paragraphs are important contributors to the ultimate effective tax rate in each year. If any of our assumptions or estimates were to change, an increase or decrease in our effective tax rate by 1% on income before income taxes would have caused income tax expense to change by $22.6 million in fiscal 2025.
Inventories
Inventories are stated at the lower of cost or market. Cost for approximately 63% and 65% of our inventories as of September 30, 2025 and 2024, respectively, has been determined using the LIFO method. If we had used the first-in, first-out method of inventory valuation, which approximates current replacement cost, inventories would have been approximately $1,458.9 million and $1,535.8 million higher than the amounts reported as of September 30, 2025 and 2024, respectively. We recorded LIFO credits of $76.9 million and $52.2 million in fiscal 2025 and 2024, respectively, and LIFO expense of $204.6 million in fiscal 2023. The annual LIFO provision is affected by manufacturer pricing practices, which may be impacted by market and other external influences, changes in inventory quantities, and product mix, many of which are difficult to predict. Changes to any of the above factors can have a material impact on our annual LIFO provision. Cost for our inventory that is not determined using the LIFO method is stated at the lower of cost or market using the first-in, first-out method or moving average price method.
Loss Contingencies
In the ordinary course of business, we become involved in lawsuits, administrative proceedings, government subpoenas, government investigations, stockholder demands, and other disputes, including antitrust, commercial, data privacy and security, product liability, intellectual property, regulatory, employment discrimination, and other matters. Significant damages or penalties may be sought in some matters, and some matters may require years to resolve. We record a reserve for these matters when it is both probable that a loss has been incurred and the amount can be reasonably estimated. We also perform an assessment of the materiality of loss contingencies where a loss is either not probable or it is reasonably possible that a loss could be incurred in excess of amounts accrued. If a loss or an additional loss has at least a reasonable possibility of occurring and the impact on the financial statements would be material, we provide disclosure of the loss contingency and whether a reasonable estimate of the loss or the range of the loss can made in the notes to our financial statements. We review all contingencies at least quarterly to determine whether the likelihood of loss has changed and to assess whether a reasonable estimate of the loss or the range of the loss can be made. Among the loss contingencies we considered in accordance with the foregoing in connection with the preparation of the accompanying financial statements were the opioid matters described in Note 12 of the Notes to Consolidated Financial Statements.

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
Our primary ongoing cash requirements will be to finance working capital, fund the repayment of debt, fund the payment of interest on debt, fund the payment of dividends, fund purchases of our common stock, finance acquisitions, and fund capital expenditures and routine growth and expansion through new business opportunities. Future cash flows from operations and borrowings are expected to be sufficient to fund our ongoing cash requirements, including the opioid litigation payments that will be made over the next 13 years (see below).
As of September 30, 2025 and 2024, our cash and cash equivalents held by foreign subsidiaries were $957.7 million and $851.3 million, respectively. We have the ability to repatriate the majority of our cash and cash equivalents held by our foreign subsidiaries without incurring significant additional taxes upon repatriation.
Our cash balances in fiscal 2025 and 2024 were supplemented by intra-period credit facility borrowings to cover short-term working capital needs. The largest amount of intra-period borrowings under our revolving and securitization credit facilities that was outstanding at any one time during fiscal 2025 and 2024 was $5.1 billion and $3.2 billion, respectively. We had $132.2 billion, $69.7 billion, and $77.9 billion of cumulative intra-period borrowings that were repaid under our credit facilities during fiscal 2025, 2024, and 2023, respectively.
Cash Flows
Our net cash provided by operating activities increased by $390.4 million in fiscal 2025 compared to fiscal 2024 largely due to our growth, which resulted from an increase in net income, plus non-cash items of $653.7 million, offset in part by a decrease in cash generated from our working capital accounts due to the timing of cash receipts and disbursements. More specifically, in fiscal 2025, the increase of our accounts receivable, inventories, and accounts payable balances provided $500.5 million of cash from operations compared to $704.2 million in fiscal 2024.
During fiscal 2025, our operating activities provided cash of $3.9 billion and was principally the result of the following:
•An increase in accounts payable of $3.7 billion primarily due to the increase in our inventory balances and the timing of scheduled payments to our suppliers;
•Positive non-cash items of $2.3 billion, which was primarily comprised of asset impairments of $837.4 million, amortization expense of $567.1 million, and depreciation expense of $501.3 million; and
•Net income of $1.6 billion.
The cash provided by the above items was offset in part by the following:
•An increase in accounts receivable of $1.9 billion primarily due to an increase in sales and the timing of scheduled payments from our customers;
•An increase in inventories of $1.3 billion to support the increase in business volume; and
•A decrease in long-term accrued litigation liability of $404.1 million due to opioid litigation settlement payments.
During fiscal 2024, our operating activities provided cash of $3.5 billion and was principally the result of the following:
•An increase in accounts payable of $5.0 billion primarily due to the increase in our inventory balances and the timing of scheduled payments to our suppliers;
•Positive non-cash items of $1.7 billion, which was primarily comprised of amortization expense of $670.6 million, depreciation expense of $448.2 million, and a $418.0 million goodwill impairment; and
•Net income of $1.5 billion.
The cash provided by the above items was offset in part by the following:
•An increase in accounts receivable of $2.8 billion primarily due to an increase in sales and the timing of scheduled payments from our customers;
•An increase in inventories of $1.5 billion to support the increase in business volume; and
•A decrease in long-term accrued litigation liability of $506.2 million due to opioid litigation settlement payments.

We use days sales outstanding, days inventory on hand, and days payable outstanding to evaluate our working capital performance. The below financial metrics are calculated based upon a quarterly average and can be impacted by the timing of cash receipts and disbursements, which can vary significantly depending upon the day of the week on which the period ends.

	Fiscal Year Ended September 30,
	2025	2024	2023
Days sales outstanding	27.9	28.7	27.7
Days inventory on hand	27.0	26.4	27.7
Days payable outstanding	59.6	60.3	60.0
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
Operating cash flows during fiscal 2025 included $356.5 million of interest payments and $571.2 million of income tax payments, net of refunds. Operating cash flows during fiscal 2024 included $250.1 million of interest payments and $603.9 million of income tax payments, net of refunds. Operating cash flows during fiscal 2023 included $271.3 million of interest payments and $463.1 million of income tax payments, net of refunds.
Capital expenditures in fiscal 2025, 2024, and 2023 were $668.0 million, $487.2 million, and $458.4 million, respectively. Significant capital expenditures in fiscal 2025 included investments relating to the expansion and enhancement of our distribution network and various technology initiatives. Significant capital expenditures in fiscal 2024 and 2023 included investments in various technology initiatives, including technology initiatives at Alliance Healthcare.
We expect to spend approximately $900 million on capital expenditures during fiscal 2026. Larger fiscal 2026 capital expenditures will include investments relating to the continued expansion and enhancement of our distribution network and various technology initiatives.
In addition to capital expenditures, net cash used in investing activities in fiscal 2025 included $3.9 billion for the acquisition of RCA and $196.2 million for equity investments.
In addition to capital expenditures, net cash used in investing activities in fiscal 2023 included $1.4 billion for the acquisition of PharmaLex and $718.4 million for our investment in OneOncology.
Net cash provided by financing activities in fiscal 2025 principally resulted from the $1.8 billion issuance of senior notes and $1.5 billion of term loan borrowings to finance a portion of the acquisition of RCA, as well as the issuance of €1.0 billion of senior notes that were used for general corporate purposes. All of the above were offset in part by $700 million of term loan repayments, the repayment of our $500 million of 3.250% senior notes that matured in March 2025, $437.1 million in cash dividends paid on our common stock, and $435.5 million in purchases of our common stock.
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

Debt and Credit Facility Availability
The following illustrates our debt structure as of September 30, 2025, including availability under the multi-currency revolving credit facility, the receivables securitization facility, the money market facility, the working capital credit facility, and the Alliance Healthcare debt:

(in thousands)	Outstanding Balance	Additional Availability
Fixed-Rate Debt:
$750,000, 3.450% senior notes due 2027	$748,150	$—
$500,000, 4.625% senior notes due 2027	497,309	—
€500,000, 2.875% senior notes due 2028	583,903	—
$600,000, 4.850% senior notes due 2029	596,603	—
$500,000, 2.800% senior notes due 2030	497,174	—
$1,000,000, 2.700% senior notes due 2031	993,838	—
€500,000, 3.625% senior notes due 2032	581,685	—
$500,000, 5.125% senior notes due 2034	495,104	—
$700,000, 5.150% senior notes due 2035	694,909	—
$500,000, 4.250% senior notes due 2045	495,792	—
$500,000, 4.300% senior notes due 2047	494,088	—
Nonrecourse debt	92,672	—
Total fixed-rate debt	6,771,227	—

Variable-Rate Debt:
Multi-currency revolving credit facility due 2030	—	4,500,000
Receivables securitization facility due in 2028	—	1,500,000
Term loan due in 2027	799,043	—
Money market facility due in 2027	—	500,000
Working capital credit facility due in 2026	—	500,000
Alliance Healthcare debt	1,424	465,632
Nonrecourse debt	89,079	—
Total variable-rate debt	889,546	7,465,632
Total debt	$7,660,773	$7,465,632
We had a $2.4 billion multi-currency senior unsecured revolving credit facility (“Multi-Currency Revolving Credit Facility”) with a syndicate of lenders, which was scheduled to expire in October 2029. In June 2025, we amended and restated the Multi-Currency Revolving Credit Facility to extend the expiration to June 2030 and increase the aggregate amount of the commitments under this facility to $4.5 billion. Interest on borrowings under the Multi-Currency Revolving Credit Facility accrues at specified rates based upon our debt rating. We pay facility fees to maintain the availability under the Multi-Currency Revolving Credit Facility at specified rates based on our debt rating. We may choose to repay or reduce our commitments under the Multi-Currency Revolving Credit Facility at any time. The Multi-Currency Revolving Credit Facility contains covenants, including compliance with a financial leverage ratio test, as well as others that impose limitations on, among other things, indebtedness of subsidiaries and asset sales, with which we were compliant as of September 30, 2025. There were no borrowings outstanding under the Multi-Currency Revolving Credit Facility as of September 30, 2025 and 2024.
We had a $3.4 billion commercial paper program. In September 2025, we increased the commercial paper program to $4.5 billion. The commercial paper program does not increase our borrowing capacity and it is fully backed by our Multi-Currency Revolving Credit Facility. We may, from time to time, issue short-term promissory notes in an aggregate amount of up to $4.5 billion at any one time. Amounts available under the program may be borrowed, repaid, and re-borrowed from time to time. The maturities on the notes will vary but may not exceed 365 days from the date of issuance. The notes will bear interest, if interest bearing, or will be sold at a discount from their face amounts. There were no borrowings outstanding under the commercial paper program as of September 30, 2025 and 2024.
In November 2024, we entered into an agreement pursuant to which we obtained a $1.0 billion senior unsecured revolving credit facility (the “364-Day Revolving Credit Facility”) with a syndicate of lenders, which was scheduled to expire

364 days after the January 2, 2025 closing of the RCA acquisition, the date on which borrowings under this facility became available to us. In June 2025, in conjunction with the amendment to the Multi-Currency Revolving Credit Facility, we terminated the 364-Day Revolving Credit Facility.
We had a $1.45 billion receivables securitization facility (“Receivables Securitization Facility”), which was scheduled to expire in October 2027. In June 2025, we amended the Receivables Securitization Facility to extend the expiration to June 2028, increase the size of the facility to $1.5 billion, and increase its accordion feature to $500 million from $250 million. This accordion feature allows us to increase the commitment on the Receivables Securitization Facility up to $500 million, subject to lender approval. Interest rates are based on prevailing market rates for short-term commercial paper or 30-day Term SOFR, plus a program fee. We pay a customary unused fee at prevailing market rates, monthly, to maintain the availability under the Receivables Securitization Facility. The Receivables Securitization Facility contains similar covenants to the Multi-Currency Revolving Credit Facility, with which we were compliant as of September 30, 2025. There were no borrowings outstanding under the Receivables Securitization Facility as of September 30, 2025 and 2024.
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
We have an uncommitted, unsecured line of credit available to us pursuant to a money market credit agreement (“Money Market Facility”). In September 2025, we entered into an amendment to the Money Market Facility pursuant to which we may request short-term unsecured revolving credit loans in a principal amount not to exceed $500 million on or after April 1 and before December 1 of any year and increases to $750 million on or after December 1 and before March 31 of any year. The Money Market Facility may be decreased or terminated by the bank or us at any time without prior notice. There were no borrowings outstanding under the Money Market Facility as September 30, 2025 and 2024.
In July 2025, we entered into an uncommitted, unsecured line of credit to support our working capital needs (“Working Capital Credit Facility”). The Working Capital Credit Facility provides us with the ability to request short-term, unsecured revolving credit loans from time to time in a principal amount not to exceed $500 million. The Working Capital Credit Facility expires in July 2026 and may be decreased or terminated by the bank or us at any time without prior notice. There were no borrowings outstanding under the Working Capital Credit Facility as of September 30, 2025.
In January 2025, we borrowed $1.5 billion on a variable-rate term loan (“Term Loan”) that was scheduled to mature in December 2027. In September 2025, we amended the Term Loan to shorten the maturity to October 2027. The Term Loan was used to finance a portion of the acquisition of RCA (see Note 2 of the Notes to Consolidated Financial Statements). The Term Loan bears interest at a rate equal to either an adjusted SOFR plus an applicable margin or an alternate base rate plus an applicable margin. The margins are based on our public debt ratings. The Term Loan contains similar covenants to the Multi-Currency Revolving Credit Facility. We have the right to prepay the borrowings under the Term Loan at any time, in whole or in part and without premium or penalty. Through September 30, 2025, we elected to make early principal payments of $700 million on the Term Loan.
In December 2024, we issued $500 million of 4.625% senior notes due in December 2027 (the “2027 Notes”), $600 million of 4.850% senior notes due in December 2029 (the “2029 Notes”), and $700 million of 5.150% senior notes due in February 2035 (the “2035 Notes”). The 2027 Notes were sold at 99.815% of the principal amount with an effective yield of 4.634%. The 2029 Notes were sold at 99.968% of the principal amount with an effective yield of 4.852%. The 2035 Notes were sold at 99.945% of the principal amount with an effective yield of 5.153%. Interest on the 2027 Notes and the 2029 Notes is payable semi-annually in arrears on June 15 and December 15, which began on June 15, 2025. Interest on the 2035 Notes is payable semi-annually in arrears on February 15 and August 15, which began on February 15, 2025. We used the proceeds from the 2027 Notes, the 2029 Notes, and the 2035 Notes to finance a portion of the acquisition of RCA.
In May 2025, we issued €500 million of 2.875% senior notes due in May 2028 (the “2028 Notes”) and €500 million of 3.625% senior notes due in May 2032 (the “2032 Notes”). The 2028 Notes were sold at 99.960% of the principal amount with an effective yield of 2.876%. The 2032 Notes were sold at 99.757% of the principal amount with an effective yield of 3.634%. Interest on the 2028 Notes and the 2032 Notes is payable annually in arrears beginning on May 22, 2026. We used the proceeds from the 2028 Notes and the 2032 Notes for general corporate purposes.
In March 2025, our $500 million of 3.250% senior notes matured and was repaid.

Alliance Healthcare debt is comprised of uncommitted revolving credit facilities in various currencies with various rates. These facilities are used to fund its working capital needs.
Nonrecourse debt is comprised of short-term and long-term debt belonging to the Brazil subsidiaries and is repaid solely from the Brazil subsidiaries’ cash flows and such debt agreements provide that the repayment of the loans (and interest thereon) is secured solely by the capital stock, physical assets, contracts, and cash flows of the Brazil subsidiaries.
Share Purchase Programs and Dividends
In May 2022, our Board of Directors authorized a share repurchase program allowing us to purchase up to $1.0 billion of our outstanding shares of common stock, subject to market conditions. During fiscal 2023, we purchased $961.3 million of our common stock to complete our authorization under this program.
In March 2023, our Board of Directors authorized a share repurchase program allowing us to purchase up to $1.0 billion of our outstanding shares of common stock, subject to market conditions. During fiscal 2023, we purchased $191.0 million of our common stock under this program. During fiscal 2024, we purchased $809.0 million of our common stock to complete our authorization under this program.
In March 2024, our Board of Directors authorized a share repurchase program allowing us to purchase up to $2.0 billion of our outstanding common stock, subject to market conditions. During fiscal 2024, we purchased $682.3 million of our common stock under this program. During fiscal 2025, we purchased $435.4 million of our common stock under this program. As of September 30, 2025, we had $882.2 million availability under this program.
Our Board of Directors approved the following quarterly dividend increases:

Dividend Increases
	Per Share
Date	New Rate	Old Rate	% Increase
November 2022	$0.485	$0.460	5%
November 2023	$0.510	$0.485	5%
November 2024	$0.550	$0.510	8%
November 2025	$0.600	$0.550	9%
We anticipate that we will continue to pay quarterly cash dividends in the future. However, the payment and amount of future dividends remain within the discretion of our Board of Directors and will depend upon our future earnings, financial condition, capital requirements, and other factors.
Commitments and Obligations
As discussed and defined in Note 12 of the Notes to Consolidated Financial Statements, on July 21, 2021, it was announced that we and the two other national pharmaceutical distributors had negotiated a Distributor Settlement Agreement. The Distributor Settlement Agreement became effective on April 2, 2022, and as of September 30, 2025, it included 48 of 49 eligible states (the “Settling States”) as well as 99% by population of the eligible political subdivisions in the Settling States. Our accrued litigation liability related to the Distributor Settlement Agreement and an estimate for non-participating government subsidiaries (with whom we have not reached a settlement agreement), as well as other opioid-related litigation for which we have reached settlement agreements on our Consolidated Balance Sheet as of September 30, 2025 is $4.3 billion and is expected to be paid over the next 13 years. We currently estimate that $416.0 million will be paid prior to September 30, 2026. The payment of the aforementioned litigation liability has not and is not expected to have an impact on our ability to pay dividends.

The following is a summary of our contractual obligations for future principal and interest payments on our debt, minimum rental payments on our noncancellable operating leases, and minimum payments on our other commitments as of September 30, 2025:

Payments Due by Period (in thousands)	Debt, Including Interest Payments	Operating Leases	Other Commitments	Total
Within 1 year	$437,394	$319,915	$152,351	$909,660
1-3 years	3,230,584	564,752	125,097	3,920,433
4-5 years	1,489,639	428,522	12,119	1,930,280
After 5 years	4,792,775	668,804	857	5,462,436
Total	$9,950,392	$1,981,993	$290,424	$12,222,809
The 2017 Tax Act requires a one-time transition tax to be recognized on historical foreign earnings and profits. As of September 30, 2025, we expect to pay the remaining $57.9 million related to the transition tax in January 2026. The transition tax commitment is included in “Other Commitments” in the above table.
Our liability for uncertain tax positions was $640.5 million (including interest and penalties) as of September 30, 2025. This liability represents an estimate of tax positions that we have taken in our tax returns that may ultimately not be sustained upon examination by taxing authorities. Since the amount and timing of any future cash settlements cannot be predicted with reasonable certainty, the estimated liability has been excluded from the above contractual obligations table. Our liability for uncertain tax positions as of September 30, 2025 primarily includes an uncertain tax benefit related to the legal accrual for litigation related to the distribution of prescription opioid pain medications, as disclosed in Note 12 of the Notes to Consolidated Financial Statements.
Market Risk
We have exposure to foreign currency and exchange rate risk from our non-U.S. operations. Our largest exposure to foreign exchange rates exists primarily with the U.K. Pound Sterling, the Euro, the Turkish Lira, the Brazilian Real, and the Canadian Dollar. We use forward contracts to hedge against the foreign currency exchange rate impact on certain intercompany receivable and payable balances. We use foreign currency denominated debt held at the parent level to offset a portion of our foreign currency exchange rate exposure on our net investments in Euro-denominated subsidiaries (see Note 1 of the Notes to Consolidated Financial Statements). We may use derivative instruments to hedge our foreign currency exposure but not for speculative or trading purposes. Revenue from our foreign operations during fiscal 2025 was approximately 9% of our consolidated revenue.
We have market risk exposure to interest rate fluctuations relating to our debt. We manage interest rate risk by using a combination of fixed-rate and variable-rate debt. The amount of variable-rate debt fluctuates during the year based on our working capital requirements. We had $889.5 million of variable-rate debt outstanding as of September 30, 2025. We periodically evaluate financial instruments to manage our exposure to fixed and variable interest rates. However, there are no assurances that such instruments will be available in the combinations we want and/or on terms acceptable to us. There were no such financial instruments in effect as of September 30, 2025.
We also have market risk exposure to interest rate fluctuations relating to our cash and cash equivalents. We had $4.4 billion in cash and cash equivalents as of September 30, 2025. The unfavorable impact of a hypothetical decrease in interest rates on cash and cash equivalents would be partially offset by the favorable impact of such a decrease on variable-rate debt. For every $100 million of cash invested that is in excess of variable-rate debt, a 10-basis point decrease in interest rates would increase our annual net interest expense by $0.1 million.
Deterioration of general economic conditions, among other factors, could adversely affect the number of prescriptions that are filled and the number of pharmaceutical products purchased by consumers and, therefore, could reduce purchases by our customers. In addition, volatility in financial markets and higher borrowing costs may also negatively impact our customers’ ability to obtain credit to finance their businesses on acceptable terms. Reduced purchases by our customers or changes in the ability of our customers to remit payments to us could adversely affect our revenue growth, our profitability, and our cash flows from operations.
Recent elevated levels of inflation in the global and U.S. economies have impacted certain operating expenses. If elevated levels of inflation persist or increase, our operations and financial results could be adversely affected, particularly in certain global markets.

We have risks from other geopolitical trends and events, such as rising nationalism, the conflict in Ukraine, and evolving conditions in the Middle East. Although the long-term implications of these conflicts are difficult to predict at this time, the financial impact of these conflicts has not been material to our financial results.
ITEM 7A.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
The Company’s most significant market risks are the effects of changing interest rates, foreign currency risk, and the changes in the price of the Company’s common stock. See discussion under the heading “Market Risk,” which is incorporated by reference herein.

ITEM 8.    FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Stockholders and the Board of Directors of Cencora, Inc.
Opinion on the Financial Statements
We have audited the accompanying consolidated balance sheets of Cencora, Inc. and subsidiaries (the Company) as of September 30, 2025 and 2024, the related consolidated statements of operations, comprehensive income, changes in stockholders’ equity and cash flows for each of the three years in the period ended September 30, 2025, and the related notes and financial statement schedule listed in the Index at Item 15(a) (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at September 30, 2025 and 2024, and the results of its operations and its cash flows for each of the three years in the period ended September 30, 2025, in conformity with U.S. generally accepted accounting principles.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company’s internal control over financial reporting as of September 30, 2025, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework), and our report dated November 25, 2025 expressed an unqualified opinion thereon.
Basis for Opinion
These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s financial statements based on our audits. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.
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

Legal Matters and Contingencies - Opioid Lawsuits and Investigations
Description of the Matter	As discussed in Note 12 of the consolidated financial statements, the Company is involved in a significant number of lawsuits and government investigations relating to the distribution of prescription opioid pain medications and other controlled substances (“opioid litigation and investigations”). The Company recognizes a liability for those legal contingencies for which it is probable that a liability has been incurred at the date of the consolidated financial statements and the amount is reasonably estimable. As discussed in Note 4, in connection with the recognized liabilities for settled opioid lawsuits, the Company recognizes a related income tax benefit, which reflects an unrecognized tax benefit resulting from uncertainty in the amount that is more likely than not to be deductible for U.S. federal and state income tax purposes. The Company used significant judgment in measuring the amount of income tax benefit that may ultimately be deductible for U.S. federal and state purposes.

Auditing management’s determination of whether the risk of loss related to opioid litigation and investigations is probable and reasonably estimable, and the related disclosures is highly subjective and requires significant judgment. Auditing management’s judgments related to unsettled cases was challenging due to the significant judgment applied in determining the likelihood of resolution of matters through settlement or litigation and the magnitude of the liability. In addition, auditing management’s estimate of the amount of income tax benefit related to the Company’s uncertain tax positions is challenging because the evaluation of the technical merits of income tax benefits that qualify for a deduction related to settled opioid lawsuits requires significant judgment.

How We Addressed the Matter in Our Audit	We tested the Company’s internal controls that address the risks of material misstatement related to the completeness and presentation and disclosure of the opioid litigation and investigations liability and uncertain tax position. This included testing controls related to the Company’s process for identification, recognition, completeness, and disclosure of the opioid litigation and testing controls related to the Company’s process to assess the technical merits of its tax position, including the Company’s assessment as to the amount of benefit that is more likely than not to be realized upon ultimate settlement with taxing authorities. For example, we tested controls over management’s review of the assessment of the completeness of the opioid litigation and investigations liability and whether a range of possible loss in excess of the amount accrued is reasonably estimable to determine the accuracy of the opioid litigation and investigations liability and the related financial statement disclosures.

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

Goodwill Impairment Evaluation of the PharmaLex Reporting Unit
Description of the Matter	At September 30, 2025, the Company’s consolidated goodwill balance was $13,677 million. As discussed in Note 1 to the consolidated financial statements, the Company’s goodwill is tested for impairment at least annually, or whenever events or circumstances indicate that the value of goodwill may be impaired. If goodwill is determined to be impaired, an impairment loss is measured at the amount by which the reporting unit’s carrying amount exceeds its fair value, not to exceed the carrying amount of goodwill. The Company performed a quantitative analysis of the PharmaLex reporting unit as of its annual goodwill impairment assessment date of July 1, 2025. Based on the Company’s assessment, the estimated fair value of the reporting unit was determined to be less than its carrying value. A pre-tax goodwill impairment charge of $723.9 million was recognized, resulting in the PharmaLex reporting unit goodwill being fully impaired as of September 30, 2025.

Auditing the Company’s goodwill impairment assessment for the PharmaLex reporting unit was complex and highly judgmental due to the significant judgments and estimation required by management in determining the fair value of the reporting unit, which is based on assumptions about future market or economic conditions and company-specific qualitative factors whose outcome is uncertain and will therefore be subject to change over time. In particular, the fair value estimate of the reporting unit involves the use of significant unobservable inputs and is sensitive to changes in significant assumptions, such as the discount rate and earnings before interest, taxes, depreciation and amortization (“EBITDA”) margin.

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

To test the estimated fair value of the PharmaLex reporting unit, we performed audit procedures that included, among others, assessing the methodologies used to develop the estimated fair value, testing the significant assumptions discussed above, and evaluating the completeness and accuracy of the underlying data used by the Company in its analyses. We compared the significant assumptions used by the Company to forecasted industry and economic trends and peer company information. We assessed the historical accuracy of management’s estimates and performed sensitivity analyses of significant assumptions to evaluate the changes in the fair value of the reporting unit that would result from changes in the assumptions. We also involved valuation specialists to assist in our evaluation of the overall methodologies and significant assumptions used in the fair value estimate, including performing a comparative calculation of the discount rate.

/s/ Ernst & Young LLP

We have served as the Company’s auditor since 1985.
Philadelphia, Pennsylvania
November 25, 2025

CENCORA, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

	September 30,
(in thousands, except share and per share data)	2025	2024
ASSETS
Current assets:
Cash and cash equivalents	$4,356,138	$3,132,648
Accounts receivable, less allowances for returns and credit losses: 2025 — $1,796,172; 2024 — $1,308,018	25,225,299	23,871,815
Inventories	20,492,480	18,998,833
Right to recover assets	1,625,817	1,175,871
Prepaid expenses and other	539,339	538,646
Total current assets	52,239,073	47,717,813

Property and equipment, net	2,539,076	2,181,410
Goodwill	13,676,520	9,318,027
Other intangible assets	3,774,181	4,001,046
Deferred income taxes	208,810	246,348
Other assets	4,152,452	3,637,023

TOTAL ASSETS	$76,590,112	$67,101,667

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities:
Accounts payable	$54,719,761	$50,942,162
Accrued expenses and other	2,982,993	2,758,560
Short-term debt	117,785	576,331
Total current liabilities	57,820,539	54,277,053

Long-term debt	7,542,988	3,811,745
Accrued income taxes	337,631	291,796
Deferred income taxes	1,620,724	1,643,746
Accrued litigation liability	3,881,283	4,296,902
Other liabilities	3,639,862	1,993,683
Commitments and contingencies (Note 12)

Stockholders’ equity:
Common stock, $0.01 par value — authorized, issued, and outstanding: 2025 — 600,000,000 shares, 297,401,863 shares and 193,937,673 shares; 2024 — 600,000,000 shares, 296,169,781 shares and 194,943,968 shares	2,974	2,962
Additional paid-in capital	6,204,302	6,030,790
Retained earnings	6,534,227	5,417,139
Accumulated other comprehensive loss	(901,378)	(989,118)
Treasury stock, at cost: 2025 — 103,464,190 shares; 2024 — 101,225,813 shares	(10,332,106)	(9,815,835)
Total Cencora, Inc. stockholders’ equity	1,508,019	645,938
Noncontrolling interests	239,066	140,804
Total stockholders’ equity	1,747,085	786,742

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$76,590,112	$67,101,667

See notes to consolidated financial statements.

CENCORA, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS

	Fiscal Year Ended September 30,
(in thousands, except per share data)	2025	2024	2023
Revenue	$321,332,819	$293,958,599	$262,173,411
Cost of goods sold	309,854,280	284,048,570	253,213,918
Gross profit	11,478,539	9,910,029	8,959,493
Operating expenses:
Distribution, selling, and administrative	6,493,842	5,661,106	5,309,984
Depreciation	494,141	428,500	410,341
Amortization	556,934	663,474	553,563
Litigation and opioid-related expenses (credit), net	60,671	227,070	(24,693)
Acquisition-related deal and integration expenses	291,044	103,001	139,683
Restructuring and other expenses	229,422	233,629	229,884
Goodwill impairment	723,884	418,000	—
Operating income	2,628,601	2,175,249	2,340,731
Other loss (income), net	78,717	14,283	(49,036)
Interest expense, net	291,548	156,991	228,931
Income before income taxes	2,258,336	2,003,975	2,160,836
Income tax expense	690,522	484,702	428,260
Net income	1,567,814	1,519,273	1,732,576
Net (income) loss attributable to noncontrolling interests	(13,645)	(10,153)	12,717
Net income attributable to Cencora, Inc.	$1,554,169	$1,509,120	$1,745,293

Earnings per share:
Basic	$8.02	$7.60	$8.62
Diluted	$7.96	$7.53	$8.53

Weighted average common shares outstanding:
Basic	193,820	198,503	202,511
Diluted	195,214	200,284	204,591

See notes to consolidated financial statements.

CENCORA, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

	Fiscal Year Ended September 30,
(in thousands)	2025	2024	2023
Net income	$1,567,814	$1,519,273	$1,732,576
Other comprehensive income:
Foreign currency translation adjustments	91,788	405,099	353,439
Other, net	6,027	(272)	33,395
Total other comprehensive income	97,815	404,827	386,834
Total comprehensive income	1,665,629	1,924,100	2,119,410
Comprehensive (income) loss attributable to noncontrolling interests	(23,720)	(1,491)	54,246
Comprehensive income attributable to Cencora, Inc.	$1,641,909	$1,922,609	$2,173,656

See notes to consolidated financial statements.

CENCORA, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

(in thousands, except per share data)	Common Stock	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Treasury Stock	Non-controlling Interests	Total
September 30, 2022	$2,927	$5,658,733	$2,977,646	$(1,830,970)	$(7,019,895)	$282,832	$71,273
Net income (loss)	—	—	1,745,293	—	—	(12,717)	1,732,576
Other comprehensive income (loss)	—	—	—	428,363	—	(41,529)	386,834
Cash dividends, $1.94 per share	—	—	(398,752)	—	—	—	(398,752)
Exercises of stock options	8	61,144	—	—	—	—	61,152
Share-based compensation expense	—	124,624	—	—	—	—	124,624
Purchases of common stock	—	—	—	—	(1,155,929)	—	(1,155,929)
Employee tax withholdings related to restricted share vesting	—	—	—	—	(71,279)	—	(71,279)
Divestiture of business	—	—	—	—	—	(76,957)	(76,957)
Other, net	13	77	—	—	—	(7,345)	(7,255)
September 30, 2023	2,948	5,844,578	4,324,187	(1,402,607)	(8,247,103)	144,284	666,287
Net income	—	—	1,509,120	—	—	10,153	1,519,273
Other comprehensive income (loss)	—	—	—	413,489	—	(8,662)	404,827
Cash dividends, $2.04 per share	—	—	(416,168)	—	—	—	(416,168)
Exercises of stock options	4	37,836	—	—	—	—	37,840
Share-based compensation expense	—	147,998	—	—	—	—	147,998
Purchases of common stock	—	—	—	—	(1,505,232)	—	(1,505,232)
Employee tax withholdings related to restricted share vesting	—	—	—	—	(63,500)	—	(63,500)
Other, net	10	378	—	—	—	(4,971)	(4,583)
September 30, 2024	2,962	6,030,790	5,417,139	(989,118)	(9,815,835)	140,804	786,742
Net income	—	—	1,554,169	—	—	13,645	1,567,814
Other comprehensive income	—	—	—	87,740	—	10,075	97,815
Cash dividends, $2.20 per share	—	—	(437,081)	—	—	—	(437,081)
Exercises of stock options	4	29,129	—	—	—	—	29,133
Share-based compensation expense	—	147,963	—	—	—	—	147,963
Purchases of common stock	—	—	—	—	(438,488)	—	(438,488)
Employee tax withholdings related to restricted share vesting	—	—	—	—	(77,783)	—	(77,783)
Acquisitions	—	—	—	—	—	74,711	74,711
Other, net	8	(3,580)	—	—	—	(169)	(3,741)
September 30, 2025	$2,974	$6,204,302	$6,534,227	$(901,378)	$(10,332,106)	$239,066	$1,747,085

See notes to consolidated financial statements.

CENCORA, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Fiscal Year Ended September 30,
(in thousands)	2025	2024	2023
OPERATING ACTIVITIES
Net income	$1,567,814	$1,519,273	$1,732,576
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation, including amounts charged to cost of goods sold	501,310	448,200	418,830
Amortization, including amounts charged to interest expense	567,106	670,642	562,018
Provision for credit losses	63,306	40,834	54,389
Provision (benefit) for deferred income taxes	59,864	(102,324)	(118,864)
Share-based compensation expense	147,963	147,998	124,624
LIFO (credit) expense	(76,875)	(52,168)	204,595
Impairment of assets, including goodwill	837,378	418,000	—
Loss (gain) on divestiture of businesses	35,539	—	(40,665)
Turkey highly inflationary impact	55,519	55,309	95,938
Adjustments to RCA equity units (Note 2)	121,666	—	—
Adjustments to contingent consideration (Note 2)	19,550	—	—
(Gain) loss on remeasurement of equity investment	(14,058)	16,201	(242)
Gain on divestiture of equity investment	(12,838)	—	—
Other, net	(33,548)	24,032	3,593
Changes in operating assets and liabilities, excluding the effects of acquisitions and divestitures:
Accounts receivable	(1,923,411)	(2,784,339)	(2,711,786)
Inventories	(1,269,429)	(1,479,599)	(2,183,368)
Prepaid expenses and other assets	173,857	156,672	211,242
Accounts payable	3,693,364	4,968,093	6,103,451
Accrued expenses	(21,131)	148,533	51,112
Income taxes payable and other liabilities	(213,724)	(204,517)	(196,146)
Long-term accrued litigation liability	(404,102)	(506,155)	(399,963)
NET CASH PROVIDED BY OPERATING ACTIVITIES	3,875,120	3,484,685	3,911,334
INVESTING ACTIVITIES
Capital expenditures	(667,981)	(487,173)	(458,359)
Cost of acquired companies, net of cash acquired	(4,095,630)	(69,771)	(1,409,835)
Cost of equity investments	(196,242)	(30,430)	(743,275)
Non-customer note receivable	(34,814)	(50,000)	—
Other, net	17,374	19,278	9,004
NET CASH USED IN INVESTING ACTIVITIES	(4,977,293)	(618,096)	(2,602,465)
FINANCING ACTIVITIES
Senior notes and loan borrowings	4,508,482	688,321	157,547
Senior notes and loan repayments	(1,280,615)	(662,525)	(811,353)
Borrowings under revolving and securitization credit facilities	132,134,224	69,703,045	78,218,439
Repayments under revolving and securitization credit facilities	(132,166,423)	(70,114,293)	(78,187,891)
Purchases of common stock	(435,471)	(1,491,367)	(1,180,728)
Exercises of stock options	29,133	37,840	61,152
Cash dividends on common stock	(437,081)	(416,168)	(398,752)
Employee tax withholdings related to restricted share vesting	(77,783)	(63,500)	(71,279)
Other, net	(25,352)	(12,347)	(9,413)
NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES	2,249,114	(2,330,994)	(2,222,278)
EFFECT OF EXCHANGE RATE CHANGES ON CASH, CASH EQUIVALENTS, AND RESTRICTED CASH	(50,272)	9,396	72,759
INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	1,096,669	544,991	(840,650)
Cash, cash equivalents, and restricted cash at beginning of year	3,297,880	2,752,889	3,593,539
CASH, CASH EQUIVALENTS, AND RESTRICTED CASH AT END OF YEAR	$4,394,549	$3,297,880	$2,752,889

See notes to consolidated financial statements.

CENCORA, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2025

Note 1. Summary of Significant Accounting Policies
Cencora, Inc. and its subsidiaries, including less-than-wholly-owned subsidiaries in which Cencora, Inc. has a controlling financial interest (the “Company”), is one of the largest global pharmaceutical sourcing and distribution services companies, helping both healthcare providers and pharmaceutical and biotech manufacturers improve patient access to products and enhance patient care. The Company delivers innovative programs and services designed to improve the effectiveness and efficiency of the pharmaceutical supply chain in both human and animal health.
Basis of Presentation
The accompanying financial statements present the consolidated financial position, results of operations, and cash flows of the Company as of the dates and for the periods indicated. All significant intercompany accounts and transactions have been eliminated in consolidation.
The preparation of financial statements in conformity with U.S. generally accepted accounting principles (“GAAP”) requires management to make estimates and assumptions that affect amounts reported in the financial statements and accompanying notes. Actual amounts could differ from these estimated amounts due to uncertainties inherent in such estimates. Management periodically evaluates estimates used in the preparation of the financial statements for continued reasonableness. Certain reclassifications have been made to prior-period amounts to conform to the current year presentation.
Recently Adopted Accounting Pronouncements
In November 2023, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2023-07, “Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures (“ASU 2023-07”).” ASU 2023-07 requires public entities to disclose significant segment expenses on an annual and interim basis and to provide in interim periods all disclosures about a reportable segment’s profit or loss that are currently required annually. ASU 2023-07 is effective for annual periods beginning after December 15, 2023 and interim periods beginning after December 15, 2024. The Company adopted ASU 2023-07 and retrospectively reflected segment cost of goods sold and segment operating expenses in Note 14. The adoption of ASU 2023-07 had no impact on the Company’s Consolidated Financial Statements.
Recently Issued Accounting Pronouncements Not Yet Adopted
In December 2023, the FASB issued ASU No. 2023-09, “Income Taxes (Topic 740): Improvements to Income Tax Disclosures (“ASU 2023-09”).” ASU 2023-09 requires entities to provide additional information in their tax rate reconciliation and additional disclosures about income taxes paid by jurisdiction. ASU 2023-09 is effective for annual reporting periods beginning after December 15, 2024, with early adoption permitted. The guidance should be applied prospectively, but entities have the option to apply it retrospectively for each period presented. The Company is evaluating the impact of adopting this new accounting guidance.
In November 2024, the FASB issued ASU No. 2024-03, “Income Statement—Reporting Comprehensive Income—Expense Disaggregation Disclosures (Subtopic 220-40): Disaggregation of Income Statement Expenses (“ASU 2024-03”).” ASU 2024-03 requires disaggregated disclosures about specific types of expenses included in the expense captions presented on the face of the income statement as well as disclosures about selling expenses. Expense captions should be disaggregated to include expenses related to purchases of inventory, employee compensation, depreciation, and intangible asset amortization. ASU 2024-03 applies to public entities and is effective for annual periods beginning after December 15, 2026 and interim periods within fiscal years beginning after December 15, 2027. Early adoption is permitted. The guidance should be applied prospectively with the option for retrospective application. The Company is evaluating the impact of adopting this new accounting guidance.
Business Combinations
The assets acquired and liabilities assumed from an acquired business are recorded at estimated fair value, with the residual of the purchase price recorded as goodwill. The results of operations of an acquired businesses are included in the Company’s operating results from the date of acquisition.
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
The following represents a reconciliation of cash and cash equivalents in the Consolidated Balance Sheets to cash, cash equivalents, and restricted cash in the Consolidated Statements of Cash Flows:

	September 30,
(amounts in thousands)	2025	2024	2023	2022
Cash and cash equivalents	$4,356,138	$3,132,648	$2,592,051	$3,388,189
Restricted cash (included in Prepaid Expenses and Other)	38,411	98,596	97,722	144,980
Restricted cash (included in Other Assets)	—	66,636	63,116	60,370
Cash, cash equivalents, and restricted cash	$4,394,549	$3,297,880	$2,752,889	$3,593,539
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
The Company’s trade accounts receivables are exposed to credit risk. Revenue from the various agreements and arrangements with Walgreens and Boots UK Ltd. collectively accounted for approximately 25% of revenue and represented approximately 38% of accounts receivable, net of incentives, as of September 30, 2025. Evernorth Health Services, the Company’s second largest customer in fiscal 2025, accounted for approximately 13% of revenue and represented approximately 5% of accounts receivable as of September 30, 2025. The Company generally does not require collateral for trade receivables. The Company evaluates its receivables for risk of loss by grouping its receivables with similar risk characteristics. Expected losses are determined based on a combination of historical loss trends, current economic conditions, and forward-looking risk factors. Changes in these factors, among others, may lead to adjustments in the Company’s allowance for credit losses. The calculation of the required allowance requires judgment by Company management as to the impact of those and other factors on the ultimate realization of its trade receivables. The Company performs ongoing credit evaluations of its customers’ financial condition and maintains reserves for expected credit losses for specific credit problems when they arise. There were no significant changes to this process during fiscal 2025, 2024, and 2023, and bad debt expense was computed in a consistent manner during these periods.
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
Contingencies
Loss Contingencies: In the ordinary course of its business, the Company becomes involved in lawsuits, administrative proceedings, government subpoenas, government investigations, stockholder demands, and other disputes, including antitrust, commercial, data privacy and security, product liability, intellectual property, regulatory, employment discrimination, and other matters. Significant damages or penalties may be sought from the Company in some matters, and some matters may require years for the Company to resolve. The Company records a reserve for these matters when it is both probable that a loss has been incurred and the amount can be reasonably estimated. The Company also performs an assessment of the materiality of loss contingencies where a loss is either not probable or it is reasonably possible that a loss could be incurred in excess of amounts accrued. If a loss or an additional loss has at least a reasonable possibility of occurring and the impact on the financial statements would be material, the Company provides disclosure of the loss contingency in the notes to its financial statements. The Company reviews all contingencies at least quarterly to determine whether the likelihood of loss has changed and to assess whether a reasonable estimate of the loss or the range of the loss can be made. Among the loss contingencies that the Company considered in accordance with the foregoing in connection with the preparation of the accompanying financial statements were the opioid matters described in Note 12.

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
Derivative Financial Instruments and Nonderivative Hedges
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
The Company uses foreign currency denominated debt held at the parent level to offset a portion of its foreign currency exchange rate exposure on its net investments in Euro-denominated subsidiaries. The Company’s €1.0 billion of senior notes (Note 6) are designated as nonderivative hedging instruments that are remeasured each reporting period to reflect changes in the foreign currency exchange spot rate, with changes since the last remeasurement date recorded as foreign currency translation adjustments as a component of other comprehensive income/loss. The Company recorded losses on its nonderivative hedges of $55.3 million in Foreign Currency Translation Adjustments in the Consolidated Statement of Comprehensive Income in fiscal 2025.
Foreign Currency
When the functional currency of the Company’s foreign operations is the applicable local currency, assets and liabilities are translated into U.S. dollars using the current exchange rates in effect at the balance sheet date, while revenues and expenses are translated at the weighted average exchange rates for the period. The resulting asset and liability translation adjustments are recorded as a component of Accumulated Other Comprehensive Loss within Stockholders’ Equity.
During the quarter ended March 31, 2022, Turkey became a highly inflationary economy, as defined under GAAP. As a result, effective April 1, 2022, and until such time as the applicable economy is no longer considered highly inflationary, Turkish Lira-denominated assets and liabilities are remeasured using the Company’s reporting currency in accordance with Accounting Standards Codification (“ASC”) 830, “Foreign Currency Matters.” Turkish Lira denominated monetary assets and liabilities (primarily cash, accounts receivables, and accounts payables) are remeasured at each balance sheet date using the currency exchange rate then in effect, with currency remeasurement gains and losses recognized in Other Income in the Statement of Operations. Turkish Lira-denominated nonmonetary assets and liabilities (primarily inventories, goodwill, and other intangible assets) are translated at the currency exchange rate in effect prior to highly inflation accounting commencement or at the exchange rate in effect at their date of acquisition if subsequent to April 1, 2022. As such, nonmonetary assets and liabilities retain a higher historical basis when currencies are devalued. This higher historical basis results in incremental expense being recognized when nonmonetary assets are consumed (i.e., sale of inventory). During fiscal 2025, 2024, and 2023, the Company recorded incremental expenses of $49.6 million, $54.1 million, and $87.0 million, respectively, in Cost of Goods Sold related to the consumption of inventory and expenses of $5.9 million, $1.2 million, and $9.0 million, respectively, within Other Loss (Income), Net related to the currency remeasurement of monetary assets and liabilities.
Goodwill and Other Intangible Assets
Goodwill arises from acquisitions or consolidations of specific operating companies and is assigned to the reporting unit in which a particular operating company resides. The Company identifies its reporting units based upon the Company’s management reporting structure, beginning with its operating segments. The Company evaluates whether the components within its operating segments have similar economic characteristics, which include the similarity of long-term gross margins, the nature of the components’ products, services, and production processes, the types of customers and the methods by which products or services are delivered to customers, and the components’ regulatory environment and aggregates two or more components within an operating segment that have similar economic characteristics. As of September 30, 2025, the Company’s reporting units included U.S. Pharmaceutical Distribution Services, U.S. Consulting Services, MWI Animal Health, Alliance Healthcare, Innomar, World Courier, PharmaLex, and Profarma.

Goodwill and other intangible assets with indefinite lives, such as certain trademarks and trade names, are not amortized; rather, they are tested for impairment at least annually. For the purpose of these impairment tests, the Company can elect to perform a qualitative assessment to determine if it is more likely than not that the fair values of its reporting units and indefinite-lived intangible assets are less than the respective carrying values of those reporting units and indefinite-lived intangible assets, respectively. Such qualitative factors can include, among others, industry and market conditions, overall financial performance, and relevant entity-specific events. If the Company concludes based on its qualitative assessment that it is more likely than not that the fair value of a reporting unit is less than its carrying value, it performs a quantitative analysis. The Company elected to perform quantitative impairment assessments of goodwill for all its reporting units in fiscal 2025, 2024, and 2023 with the exception of its PharmaLex reporting unit in fiscal 2023 since it was acquired in fiscal 2023. The Company elected to perform qualitative impairment assessments of indefinite-lived intangible assets in fiscal 2025, 2024, and 2023.
The quantitative goodwill impairment test requires the Company to compare the carrying value of the reporting unit’s net assets to the fair value of the reporting unit. If the fair value exceeds the carrying value, no further evaluation is required, and no impairment loss is recognized. If the carrying amount exceeds the fair value, the difference between the carrying value and the fair value is recorded as an impairment loss, the amount of which may not exceed the total amount of goodwill allocated to the reporting unit.
When performing a quantitative impairment assessment, the Company utilizes an income approach or a weighted average of an income and market approach to value its reporting units. The income approach relies on a discounted cash flow analysis, which considers forecasted cash flows discounted at an appropriate discount rate, to determine the fair value of each reporting unit. The Company generally believes that market participants would use a discounted cash flow analysis to determine the fair value of the Company’s reporting units in a sale transaction. The annual goodwill impairment test requires the Company to make several assumptions and estimates concerning future levels of revenue growth, earnings before interest, taxes, depreciation and amortization (“EBITDA”), EBITDA margins, capital expenditures, and working capital requirements, which are based upon the Company’s long-range plan. The discount rate is an estimate of the overall after-tax rate of return required by a market participant whose weighted average cost of capital includes both debt and equity, including a risk premium. While the Company uses the best available information to prepare its forecasted cash flows and discount rate assumptions, actual future cash flows and/or market conditions could differ significantly resulting in future impairment charges related to recorded goodwill balances. While there are always changes in assumptions to reflect changing business and market conditions, the Company’s overall methodology and the population of assumptions used have remained unchanged.
The Company completed its required annual impairment assessments relating to goodwill and indefinite-lived intangible assets in fiscal 2025, 2024, and 2023 and, as a result, recorded goodwill impairments (see Note 5) of $723.9 million and $418.0 million in its PharmaLex reporting unit in fiscal 2025 and 2024, respectively. No goodwill impairments were recorded in fiscal 2023 and no indefinite-lived intangible asset impairments were recorded in fiscal 2025, 2024, or 2023.
Finite-lived intangible assets are amortized using the straight-line method over the estimated useful lives of the assets. The Company performs a recoverability assessment of its long-lived assets when impairment indicators are present. The Company performed a recoverability assessment of PharmaLex’s long-lived asset group as of July 1, 2025, and it was determined to be recoverable.
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

Inventories
Inventories are stated at the lower of cost or market. Cost for approximately 63% and 65% of the Company’s inventories as of September 30, 2025 and 2024, respectively, has been determined using the last-in, first-out (“LIFO”) method. If the Company had used the first-in, first-out method of inventory valuation, which approximates current replacement cost, inventories would have been approximately $1,458.9 million and $1,535.8 million higher than the amounts reported as of September 30, 2025 and 2024, respectively. The Company recorded LIFO credits of $76.9 million and $52.2 million in fiscal 2025 and 2024, respectively, and LIFO expense of $204.6 million in fiscal 2023. The annual LIFO provision is affected by manufacturer pricing practices, which may be impacted by market and other external influences, changes in inventory quantities, and product mix, many of which are difficult to predict. Changes to any of the above factors can have a material impact on the Company’s annual LIFO provision. Cost for the Company’s inventory that is not determined using the LIFO method is stated at the lower of cost or market using the first-in, first-out method or moving average price method.
Investments
The Company first evaluates its investments in accordance with the variable interest model to determine whether it has a controlling financial interest in an investment. This evaluation is made as of the date on which the Company makes its initial investment, and subsequent evaluations are made if the structure of the investment changes. If it has determined that an investment is a variable interest entity (“VIE”), the Company evaluates whether the VIE is required to be consolidated. When the Company holds rights that give it the power to direct the activities of an entity that most significantly impact the entity’s economic performance, combined with the obligation to absorb an entity’s losses and the right to receive benefits, the Company consolidates a VIE. If it is determined that an investment is not a VIE, the Company then evaluates its investments under the voting interest model and generally consolidates investments in which it holds an ownership interest of greater than 50%. When the Company consolidates less-than-wholly-owned subsidiaries, it records its noncontrolling interest in its consolidated financial statements.
For equity securities without a readily determinable fair value, the Company uses the fair value measurement alternative and measures the securities at cost less impairment, if any, including adjustments for observable price changes in orderly transactions for an identical or similar investment of the same issuer. For investments in which the Company can exercise significant influence but does not control, it uses the equity method of accounting. The Company’s share of earnings and losses of its investments is recorded in Other Loss (Income), Net in the Consolidated Statements of Operations. The Company monitors its investments for impairment by considering factors such as the operating performance of the investment and current economic and market conditions. In fiscal 2025, the Company recorded a $113.5 million impairment of an equity investment that was made in fiscal 2021 in Other Loss (Income), Net in its Consolidated Statement of Operations.
Leases
At the inception of an arrangement, the Company determines whether the arrangement is or contains a lease based on the facts and circumstances present. Leases are classified as either finance or operating, with classification affecting the pattern of expense recognition in the income statement. At the lease commencement date, operating and finance lease liabilities and their corresponding right-of-use (“ROU”) assets are recorded based on the present value of lease payments over the expected lease term. The interest rate implicit in lease contracts is typically not readily determinable and, as such, the Company uses its incremental borrowing rate to discount the lease liabilities, which is the rate incurred to borrow on a collateralized basis over a similar term in a similar economic environment. Certain adjustments to the ROU asset may be required for items such as incentives received. The Company does not recognize on the balance sheet leases with terms of one year or less.
    The Company has operating leases that are primarily comprised of buildings, office equipment, distribution center equipment, and vehicles. Some of the Company’s leases include options to extend or early terminate the lease, which are included in the lease term when it is reasonably certain to exercise and there is a significant economic incentive to exercise that option. Certain lease agreements contain provisions for future rent increases. Lease payments included in the measurement of the lease liability comprise fixed payments. The Company combines lease and non-lease components as a single component. Operating lease cost is recognized over the expected lease term on a straight-line basis and is recorded in Distribution, Selling, and Administrative in the Company’s Consolidated Statements of Operations. Variable lease payments, which are primarily comprised of maintenance, taxes, and other payments based on usage, are recognized when the expense is incurred. The Company’s leases do not contain residual value guarantees.
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
The following table summarizes the Company’s property and equipment balances for the periods indicated:

	September 30,
(in thousands)	2025	2024
Property and equipment, at cost:
Land	$124,999	$117,128
Buildings and improvements	1,128,433	893,694
Machinery, equipment, and other	4,479,886	4,204,268
Total property and equipment	5,733,318	5,215,090
Less accumulated depreciation	(3,194,242)	(3,033,680)
Property and equipment, net	$2,539,076	$2,181,410
Revenue Recognition
The Company’s revenues are primarily generated from the distribution of pharmaceutical products. The Company also generates revenues from global commercialization services, which include clinical trial support, post-approval and commercialization support, and global specialty transportation and logistics for the biopharmaceutical industry. See Note 14 for the Company’s disaggregated revenue.
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
The Company’s customer sales return policy generally allows customers to return products only if the products can be resold at full value or returned to suppliers for full credit. The Company records an accrual for estimated customer sales returns at the time of sale to the customer based upon historical return trends. As of September 30, 2025 and 2024, the Company’s accrual for estimated customer sales returns was $1,625.8 million and $1,175.9 million, respectively.
Share-Based Compensation
The Company accounts for the compensation cost of all share-based payments at fair value. The fair value of restricted stock units and performance stock units is based upon the grant date market price of the Company’s common stock.
Share-based compensation expense is recognized over the requisite service period within Distribution, Selling, and Administrative in the Consolidated Statements of Operations to correspond with the same line item as the cash compensation paid to employees. Compensation expense associated with nonvested performance stock units is dependent upon the Company’s periodic assessment of the probability of the targets being achieved and its estimate of the number of shares that will ultimately be issued.

The income tax effects of awards are recognized when the awards vest or are settled and are recognized in Income Tax Expense in the Company’s Consolidated Statements of Operations.
Shipping and Handling Costs
Shipping and handling costs include all costs to warehouse, pick, pack, and deliver inventory to customers. These costs, which were $1,294.4 million, $1,265.7 million, and $1,200.0 million for fiscal 2025, 2024, and 2023, respectively, are included in Distribution, Selling, and Administrative in the Company’s Consolidated Statements of Operations.
Supplier Reserves
The Company establishes reserves against amounts due from its suppliers relating to various price and rebate incentives, including deductions or billings taken against payments otherwise due to them from the Company. These reserve estimates are established based upon the judgment of Company management after carefully considering the status of current outstanding claims, historical experience with the suppliers, the specific incentive programs, and any other pertinent information available to the Company. The Company evaluates the amounts due from its suppliers on a continual basis and adjusts the reserve estimates when appropriate based upon changes in circumstances. The ultimate outcome of any outstanding claim may be different than the Company’s estimate.
Note 2. Acquisitions and Equity Method Investment
RCA Acquisition
On January 2, 2025, the Company acquired an 85% interest in Retina Consultants of America (“RCA”) for $4,042.0 million in cash, $694.4 million of contingent consideration related to equity units for certain RCA physicians and members of management that retained the remaining 15% interest in RCA, $545.7 million for the settlement of a net receivable resulting from a pre-existing commercial relationship between the Company and RCA, and $393.1 million for contingent consideration payable to the sellers associated with RCA’s achievement of certain predefined business objectives in fiscal 2027 and fiscal 2028. The Company funded the cash purchase price through a combination of cash on hand and new debt financing (see Note 6). The Company believes the acquisition of RCA allows it to broaden its relationships with community providers and to build on its leadership in specialty pharmaceuticals within its U.S. Healthcare Solutions reportable segment.
As part of the acquisition, certain RCA physicians and members of management retained equity in RCA. The Company evaluated the equity unit arrangements to determine if the contingent payments were part of the purchase price or post-acquisition compensation expense, which would be recognized over any future service period. The $694.4 million of contingent consideration for the retained equity units was concluded to be a part of the purchase price and initially recorded at its fair value at the time of the acquisition based on the unit price that the Company paid to acquire RCA times the number of equity units retained by RCA physicians and members of management, and represents a Level 3 fair value measurement. The equity units retained by RCA physicians have an embedded option feature that is a liability classified compensation arrangement and is being expensed ratably over a period of 1.5 years. The fair value of the embedded option feature was determined using a Black-Scholes model that included assumptions for the equity unit value, expected life, and volatility and represents a Level 3 fair value measurement. During fiscal 2025, the Company recognized an expense of $121.7 million related to this embedded option feature and other incentive units granted in conjunction with the acquisition of RCA in Acquisition-Related Deal and Integration Expenses in its Consolidated Statement of Operations. The liability and associated future expenses may vary based on the change in the estimated fair value and payments made. The Company’s estimated liability related to the equity units is $815.2 million and is recorded in Other Liabilities on the Company’s Consolidated Balance Sheet, as of September 30, 2025.
The $393.1 million of contingent consideration represented an initial estimate for RCA’s achievement of certain predefined business objectives in fiscal 2027 and fiscal 2028 and provides for the potential payment to the sellers of up to $500 million in the aggregate. The fair value of this liability was determined based on a weighted probability of the achievement of these objectives and represents a Level 3 fair value measurement. During the fourth quarter of fiscal 2025, the Company increased the estimated fair value of the liability related to the achievement of the predetermined business objectives from the initial estimated value and recorded an expense of $19.6 million in Acquisition-Related Deal and Integration Expenses in its Consolidated Statement of Operations. The Company’s estimated liability related to the achievement of the predetermined business objectives is $412.6 million and is recorded in Other Liabilities on the Company’s Consolidated Balance Sheet, as of September 30, 2025.
The purchase price has been preliminarily allocated to the underlying assets acquired and liabilities assumed based upon their estimated fair values at the date of the acquisition in the table that follows. The allocation as of September 30, 2025 is pending the finalization of working capital and tax account balances. There can be no assurance that the estimated amounts recorded will represent the final purchase price allocation.

(in thousands)
Consideration
Cash	$4,042,007
Total estimated contingent consideration	1,087,450
Settlement of a net receivable resulting from a pre-existing commercial relationship	545,738
Estimated fair value of total consideration	$5,675,195

Recognized amounts of identifiable assets acquired and liabilities assumed
Cash and cash equivalents	$143,312
Accounts receivable	450,744
Inventories	110,564
Prepaid expenses and other	12,866
Property and equipment	173,098
Goodwill	4,774,338
Other intangible assets	178,000
Deferred income taxes	46,380
Other assets	182,307
Total assets acquired	$6,071,609

Accounts payable	$72,385
Accrued expenses and other	163,272
Accrued income taxes	4,258
Other liabilities	156,164
Total liabilities assumed	$396,079

Net assets acquired	$5,675,530

Total estimated contingent consideration	(1,087,450)
Settlement of a net receivable resulting from a pre-existing commercial relationship	(545,738)
Noncontrolling interest	(335)
Total cash paid	4,042,007
Cash acquired	(143,312)
Net cash paid	$3,898,695
The estimated fair value of the trade name acquired is $178.0 million and the estimated useful life is 15 years.
Goodwill reflects the intangible assets that do not qualify for separate recognition. Approximately $1,071 million of goodwill resulting from this acquisition is expected to be deductible for income tax purposes.
The Company incurred $65.1 million of acquisition-related costs in connection with this acquisition. These costs are included in Acquisition-Related Deal and Integration Expenses in the Company’s Consolidated Statements of Operations.
The Company’s consolidated results of operations since the acquisition date include RCA revenue of $2.1 billion. RCA’s results of operations are included in the U.S. Healthcare Solutions reportable segment within the Company’s business segment information (see Note 14).
Investment in OneOncology
In June 2023, the Company and TPG, a global alternative asset management firm, acquired OneOncology, LLC (“OneOncology”), a network of leading oncology practices. Including all direct transaction costs, the Company invested $718.4 million (representing 34.9%) in a joint venture formed to acquire OneOncology for approximately $2.1 billion, and TPG acquired the majority interest in the joint venture. The Company accounts for its interest in the joint venture as an equity method investment, which is included in Other Assets on its Consolidated Balance Sheet.

The Company and TPG Inc. (“TPG”) are party to a series of put and call options governing the remaining interests in the joint venture, including TPG’s interest. The Company owns a call option that, on the date that is the third anniversary of the closing, allows it to purchase the remaining interests in the joint venture at the greater of 19 times OneOncology’s adjusted earnings before interest, taxes, depreciation and amortization for the most recently ended 12-month period (“OneOncology EBITDA”) or 2.5 times a Multiple on Invested Capital, all of which is subject to various adjustments and qualifications. TPG owns a put option that, beginning on the third anniversary of the closing and ending on the day before the fourth anniversary of the closing, allows it to require the Company to purchase the remaining interests in the joint venture at a price equal to 19 times OneOncology EBITDA, subject to various adjustments and qualifications. The Company owns a call option that, beginning on the fourth anniversary of the closing and ending on the day before the fifth anniversary of the closing, allows it to purchase the remaining interests in the joint venture, also at a price equal to 19 times OneOncology EBITDA. The fair value of the net put option, which is a Level 3 fair value measurement, was determined using a Monte Carlo simulation, which relies on assumptions, including cash flow projections, risk-free rates, volatility, and details specific to the put and call options. The Company recorded the net fair value of the net put option of $872.9 million, which is recorded within Other Liabilities with a corresponding offset in Other Assets in the Company’s Consolidated Balance Sheets. Given the Company has elected to not mark the net put option to market, the fair value of the net put option at the time of the investment will remain on the balance sheet until its final resolution.
Upon the joint venture’s acquisition of OneOncology, it was determined that there was a $625.2 million difference between the carrying value of the Company’s investment in OneOncology and its underlying equity in net assets, which has been allocated to intangible assets of $305.6 million, a related deferred tax liability of $20.5 million, and goodwill of $340.0 million. The intangible assets and related deferred tax liability are being amortized over a weighted-average life of 23 years.
PharmaLex Acquisition
The Company acquired and assumed control of PharmaLex Holding GmbH (“PharmaLex”) effective January 1, 2023 for $1.473 billion, subject to customary adjustments, including a $29.3 million cash holdback. PharmaLex is a component of the Company’s International Healthcare Solutions reportable segment.
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
The following assets and liabilities of Profarma are included in the Company’s Consolidated Balance Sheet for the periods indicated:

	September 30,
(in thousands)	2025	2024
Cash and cash equivalents	$70,796	$58,082
Accounts receivables, net	260,759	236,930
Inventories	303,480	259,299
Prepaid expenses and other	55,981	68,612
Property and equipment, net	65,410	49,869
Other intangible assets	53,861	58,116
Other long-term assets	99,519	83,765
Total assets	$909,806	$814,673

Accounts payable	$349,876	$307,201
Accrued expenses and other	71,383	56,597
Short-term debt	116,361	76,308
Long-term debt	65,390	91,246
Deferred income taxes	11,986	19,227
Other long-term liabilities	75,132	61,690
Total liabilities	$690,128	$612,269
Profarma’s assets can only be used to settle its obligations, and its creditors do not have recourse to the general credit of the Company.

Note 4. Income Taxes
Income Before Income Taxes
The following table summarizes the Company’s income before income taxes for the periods indicated:

	Fiscal Year Ended September 30,
(in thousands)	2025	2024	2023
Domestic	$1,611,725	$1,288,983	$1,418,457
Foreign	646,611	714,992	742,379
Total	$2,258,336	$2,003,975	$2,160,836
Income Tax Expense
The components of the Company’s consolidated income tax expense are summarized in the following table for the periods indicated:

	Fiscal Year Ended September 30,
(in thousands)	2025	2024	2023
Current provision:
Federal	$331,272	$309,380	$259,126
State and local	99,084	80,040	42,933
Foreign	200,302	197,606	245,065
Total current provision	630,658	587,026	547,124
Deferred provision (benefit):
Federal	57,967	(17,934)	(15,600)
State and local	24,335	1,392	19,445
Foreign	(22,438)	(85,782)	(122,709)
Total deferred provision (benefit)	59,864	(102,324)	(118,864)
Income tax expense	$690,522	$484,702	$428,260
Tax Rate Reconciliation
A reconciliation of the statutory U.S. federal income tax rate to the Company’s consolidated effective income tax rate is as follows for the periods indicated:

	Fiscal Year Ended September 30,
	2025	2024	2023
Statutory U.S. federal income tax rate	21.0%	21.0%	21.0%
State and local income tax rate, net of federal tax benefit	3.4	3.0	2.3
Tax effect of foreign operations	(2.7)	(2.4)	(2.3)
Foreign-derived intangible income	(4.0)	(0.5)	(0.1)
Unrecognized tax benefits	3.4	0.9	(0.4)
Impairment of assets, including goodwill	8.2	4.9	—
RCA contingent consideration adjustments	1.3	—	—
Change in valuation allowance	0.2	(4.2)	0.1
Other, net	(0.2)	1.5	(0.8)
Effective income tax rate	30.6%	24.2%	19.8%

Deferred Tax Liabilities and Assets
Deferred income taxes reflect the future tax consequences of differences between the tax bases of assets and liabilities and their financial reporting amounts. Significant components of the Company’s deferred tax liabilities (assets) are as follows:

	September 30,
(in thousands)	2025	2024
Inventories	$1,578,513	$1,537,057
Property and equipment	109,649	103,959
Goodwill and other intangible assets	1,081,544	1,143,962
Right-of-use assets	384,884	285,434
Other	37,266	31,416
Gross deferred tax liabilities	3,191,856	3,101,828

Net operating loss carryforwards and other tax attributes	(623,370)	(530,024)
Allowance for credit losses	(25,670)	(18,949)
Accrued expenses	(17,047)	(9,419)
Accrued litigation liability	(771,912)	(855,962)
Employee and retiree benefits	(31,466)	(26,960)
Goodwill and other intangible assets	(379,401)	(401,822)
Lease liabilities	(416,718)	(312,357)
Share-based compensation	(27,247)	(23,161)
Other	(149,001)	(128,136)
Gross deferred tax assets	(2,441,832)	(2,306,790)
Valuation allowance for deferred tax assets	661,890	602,361
Deferred tax assets, net of valuation allowance	(1,779,942)	(1,704,429)
Net deferred tax liabilities	$1,411,914	$1,397,399
As of September 30, 2025, the Company had $168.2 million of potential tax benefits from federal and state net operating loss and other tax attribute carryforwards and $491.6 million of potential tax benefits from foreign loss carryforwards, both of which have varying expiration dates. The Company had $1.5 million of federal tax credit carryforwards, $1.0 million of state tax credit carryforwards, and $3.1 million of foreign alternative minimum tax credit carryforwards.
The Company assesses the available positive and negative evidence to determine whether deferred tax assets are more likely than not to be realized. As a result of this assessment, valuation allowances have been recorded on certain deferred tax assets. For fiscal 2025, the Company increased the valuation allowance on deferred tax assets by $59.5 million primarily due to the change in the valuation allowance against foreign net operating loss carryforwards. For fiscal 2024, the Company decreased the valuation allowance on deferred tax assets by $35.0 million primarily due to the increase in the valuation allowance against tax deductible goodwill.
In fiscal 2025, 2024, and 2023, tax benefits of $16.0 million, $15.0 million, and $24.6 million, respectively, related to the exercise of employee stock options and lapses of restricted stock units were recorded in Income Tax Expense in the Company’s Consolidated Statements of Operations. The tax benefits recognized in fiscal 2025, 2024, and 2023 are not necessarily indicative of amounts that may arise in future periods.
Income tax payments, net of refunds, were $571.2 million, $603.9 million, and $463.1 million in fiscal 2025, 2024, and 2023, respectively.
Cumulative undistributed earnings of international subsidiaries were $4.3 billion as of September 30, 2025, $2.3 billion of which is considered permanently reinvested. It is not practicable to estimate the taxes that would be due if such earnings were to be repatriated in the future.
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

Unrecognized Tax Benefits
As of September 30, 2025 and 2024, the Company had unrecognized tax benefits, defined as the aggregate tax effect of differences between tax return positions and the benefits recognized in the Company’s financial statements, of $640.5 million and $545.0 million, respectively ($583.8 million and $498.0 million, net of federal tax benefit, respectively). If recognized in fiscal 2025 and 2024, $574.0 million and $488.1 million, respectively, of these benefits would have reduced income tax expense and the effective tax rate. As of September 30, 2025 and 2024, included in the unrecognized tax benefits are $72.3 million and $43.9 million of interest and penalties, respectively, which the Company records in Income Tax Expense in the Company’s Consolidated Statements of Operations.
A reconciliation of the beginning and ending amount of unrecognized tax benefits, excluding interest and penalties, for the periods indicated is as follows:

	Fiscal Year Ended September 30,
(in thousands)	2025	2024	2023
Unrecognized tax benefits at beginning of period	$501,064	$525,933	$526,522
Additions to tax positions of the current year	41,433	13,636	22,646
Additions to tax positions of the prior years	37,611	—	11,875
Reductions of tax positions of the prior years	—	(37,520)	(31,110)
Settlements and expiration of statutes of limitations	(12,406)	(2,410)	(3,457)
Effects of foreign currency translation	457	1,425	(543)
Unrecognized tax benefits at end of period	$568,159	$501,064	$525,933
During the next 12 months, the Company does not anticipate any material change in unrecognized tax benefits due to tax audit resolutions and the expiration of statutes of limitations.
A significant portion of the Company’s unrecognized tax benefits as of September 30, 2025 relates to the legal accrual for litigation related to the Distributor Settlement Agreement, as well as other opioid-related litigation, as disclosed in Note 12. The Company has applied significant judgment in estimating the amount of the opioid settlements that will be deductible for U.S. federal and state purposes. In estimating the amount that would be deductible, the Company considered prior U.S. tax case law, the amount and character of the damages sought in litigation, and other relevant factors.
Note 5. Goodwill and Other Intangible Assets
The following is a summary of the changes in the carrying value of goodwill, by reportable segment, for fiscal 2025 and 2024:

(in thousands)	U.S. Healthcare Solutions	International Healthcare Solutions	Total
Goodwill as of September 30, 2023	$6,205,774	$3,368,343	$9,574,117
Purchase accounting adjustments	—	(12,904)	(12,904)
Goodwill recognized in connection with acquisitions	—	18,712	18,712
Goodwill impairment	—	(418,000)	(418,000)
Foreign currency translation	2,748	153,354	156,102
Goodwill as of September 30, 2024	6,208,522	3,109,505	9,318,027
Goodwill recognized in connection with acquisitions	4,896,085	123,112	5,019,197
Goodwill impairment	—	(723,884)	(723,884)
Foreign currency translation	383	62,797	63,180
Goodwill as of September 30, 2025	$11,104,990	$2,571,530	$13,676,520

The Company continued to experience weakening demand for specialized services in the life sciences industry, which has negatively impacted the operating results of PharmaLex. In the fourth quarter of fiscal 2025 and in connection with the Company’s annual budgeting process, the Company revised PharmaLex’s long-range forecast. In connection with the Company’s annual goodwill impairment assessment, it recorded a full impairment of the remaining goodwill of $723.9 million in the PharmaLex reporting unit. The fair value of the reporting unit was determined based on a weighted average of income and market approaches. The income approach includes the Company’s forecasted cash flows in its long-range plan as well as discount rate and income tax rate assumptions. This represents a Level 3 nonrecurring fair value measurement. The Company believes that its assumptions are representative of market participant assumptions; however, the forecasted cash flows used to estimate fair value and measure the related impairment are inherently uncertain and include assumptions that could differ from actual results in future periods.
The carrying values of goodwill as of September 30, 2025 and 2024 are net of the following accumulated impairments:

(in thousands)	U.S. Healthcare Solutions	International Healthcare Solutions
Accumulated impairment losses as of September 30, 2025	$—	$1,217,820
Accumulated impairment losses as of September 30, 2024	$—	$493,936
The Company performed a recoverability assessment of PharmaLex’s long-lived assets as of July 1, 2025 using its revised long-range forecast. The recoverability assessment compared PharmaLex’s undiscounted cash flows to the carrying value of the PharmaLex asset group, including goodwill, and it was determined to be recoverable.
The following is a summary of other intangible assets:

	September 30, 2025				September 30, 2024
(dollars in thousands)	Weighted Average Remaining Useful Life	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Indefinite-lived trade name		$17,000	$—	$17,000	$17,000	$—	$17,000
Finite-lived:
Customer relationships	12 years	5,250,912	(1,860,484)	3,390,428	5,090,864	(1,536,081)	3,554,783
Trade names and other	11 years	1,457,176	(1,090,423)	366,753	1,259,954	(830,691)	429,263
Total other intangible assets		$6,725,088	$(2,950,907)	$3,774,181	$6,367,818	$(2,366,772)	$4,001,046
Amortization expense for finite-lived intangible assets was $556.9 million, $663.5 million, and $553.6 million in fiscal 2025, 2024, and 2023, respectively. Amortization expense for finite-lived intangible assets is estimated to be $401.0 million in fiscal 2026, $341.9 million in fiscal 2027, $330.0 million in fiscal 2028, $314.9 million in fiscal 2029, $294.1 million in fiscal 2030, and $2,075.3 million thereafter.

Note 6. Debt
Debt consisted of the following:

	September 30,
(in thousands)	2025	2024
Multi-currency revolving credit facility due in 2030	$—	$—
Receivables securitization facility due in 2028	—	—
Term loan due in 2027	799,043	—
Money market facility due in 2027	—	—
Working capital credit facility due in 2026	—	—
$500,000, 3.250% senior notes due 2025	—	499,738
$750,000, 3.450% senior notes due 2027	748,150	747,308
$500,000, 4.625% senior notes due 2027	497,309	—
€500,000, 2.875% senior notes due 2028	583,903	—
$600,000, 4.850% senior notes due 2029	596,603	—
$500,000, 2.800% senior notes due 2030	497,174	496,564
$1,000,000, 2.700% senior notes due 2031	993,838	992,718
€500,000, 3.625% senior notes due 2032	581,685	—
$500,000, 5.125% senior notes due 2034	495,104	494,514
$700,000, 5.150% senior notes due 2035	694,909	—
$500,000, 4.250% senior notes due 2045	495,792	495,574
$500,000, 4.300% senior notes due 2047	494,088	493,821
Alliance Healthcare debt	1,424	286
Nonrecourse debt	181,751	167,553
Total debt	7,660,773	4,388,076
Less current portion of senior notes	—	499,738
Less Alliance Healthcare current portion	1,424	286
Less nonrecourse current portion	116,361	76,307
Long-term debt	$7,542,988	$3,811,745
Multi-Currency Revolving Credit Facility
The Company had a $2.4 billion multi-currency senior unsecured revolving credit facility (“Multi-Currency Revolving Credit Facility”) with a syndicate of lenders, which was scheduled to expire in October 2029. In June 2025, the Company amended and restated the Multi-Currency Revolving Credit Facility to extend the expiration to June 2030 and increase the aggregate amount of the commitments under this facility to $4.5 billion. Interest on borrowings under the Multi-Currency Revolving Credit Facility accrues at specified rates based upon the Company’s debt rating. The Company pays facility fees to maintain the availability under the Multi-Currency Revolving Credit Facility at specified rates based on its debt rating. The Company may choose to repay or reduce its commitments under the Multi-Currency Revolving Credit Facility at any time. The Multi-Currency Revolving Credit Facility contains covenants, including compliance with a financial leverage ratio test, as well as others that impose limitations on, among other things, indebtedness of subsidiaries and asset sales, with which the Company was compliant as of September 30, 2025. There were no borrowings outstanding under the Multi-Currency Revolving Credit Facility as of September 30, 2025 and 2024.
Commercial Paper Program
The Company had a $3.4 billion commercial paper program. In September 2025, the Company increased its commercial paper program to $4.5 billion. The commercial paper program does not increase the Company’s borrowing capacity, and it is fully backed by its Multi-Currency Revolving Credit Facility. The Company may, from time to time, issue short-term promissory notes in an aggregate amount of up to $4.5 billion at any one time. Amounts available under the program may be borrowed, repaid, and re-borrowed from time to time. The maturities on the notes will vary but may not exceed 365 days from the date of issuance. The notes will bear interest, if interest bearing, or will be sold at a discount from their face amounts. There were no borrowings outstanding under the commercial paper program as of September 30, 2025 and 2024.

364-Day Revolving Credit Facility
In November 2024, the Company entered into an agreement pursuant to which it obtained a $1.0 billion senior unsecured revolving credit facility (the “364-Day Revolving Credit Facility”) with a syndicate of lenders, which was scheduled to expire 364 days after the January 2, 2025 closing of the RCA acquisition, the date on which borrowings under this facility became available to the Company. In June 2025, in conjunction with the amendment to the Multi-Currency Revolving Credit Facility, the Company terminated the 364-Day Revolving Credit Facility.
Receivables Securitization Facility
The Company had a $1.45 billion receivables securitization facility (“Receivables Securitization Facility”), which was scheduled to expire in October 2027. In June 2025, the Company amended the Receivables Securitization Facility to extend the expiration to June 2028, increase the size of the facility to $1.5 billion, and increase its accordion feature to $500 million from $250 million. This accordion feature allows the Company to increase the commitment on the Receivables Securitization Facility up to $500 million, subject to lender approval. Interest rates are based on prevailing market rates for short-term commercial paper or 30-day Term SOFR, plus a program fee. The Company pays a customary unused fee at prevailing market rates, monthly, to maintain the availability under the Receivables Securitization Facility. The Receivables Securitization Facility contains similar covenants to the Multi-Currency Revolving Credit Facility, with which the Company was compliant as of September 30, 2025. There were no borrowings outstanding under the Receivables Securitization Facility as of September 30, 2025 and 2024.
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
Money Market Facility
The Company has an uncommitted, unsecured line of credit available to it pursuant to a money market credit agreement (“Money Market Facility”). In September 2025, the Company entered into an amendment to the Money Market Facility pursuant to which it may request short-term unsecured revolving credit loans in a principal amount not to exceed $500 million on or after April 1 and before December 1 of any year and increases to $750 million on or after December 1 and before March 31 of any year. The Money Market Facility may be decreased or terminated by the bank or the Company at any time without prior notice. There were no borrowings outstanding under the Money Market Facility as September 30, 2025 and 2024.
Working Capital Credit Facility
In July 2025, the Company entered into an uncommitted, unsecured line of credit to support its working capital needs (“Working Capital Credit Facility”). The Working Capital Credit Facility provides the Company with the ability to request short-term, unsecured revolving credit loans from time to time in a principal amount not to exceed $500 million. The Working Capital Credit Facility expires in July 2026 and may be decreased or terminated by the bank or the Company at any time without prior notice. There were no borrowings outstanding under the Working Capital Credit Facility as of September 30, 2025.
Term Loan
In January 2025, the Company borrowed $1.5 billion on a variable-rate term loan (“Term Loan”) that was scheduled to mature in December 2027. In September 2025, the Company amended the Term Loan to shorten the maturity to October 2027. The Term Loan was used to finance a portion of the acquisition of RCA (see Note 2). The Term Loan bears interest at a rate equal to either an adjusted SOFR plus an applicable margin or an alternate base rate plus an applicable margin. The margins are based on the Company’s public debt ratings. The Term Loan contains similar covenants to the Multi-Currency Revolving Credit Facility. The Company has the right to prepay the borrowings under the Term Loan at any time, in whole or in part and without premium or penalty. Through September 30, 2025, the Company elected to make early principal payments of $700 million on the Term Loan.

Senior Notes
In December 2024, the Company issued $500 million of 4.625% senior notes due in December 2027 (the “2027 Notes”), $600 million of 4.850% senior notes due in December 2029 (the “2029 Notes”), and $700 million of 5.150% senior notes due in February 2035 (the “2035 Notes”). The 2027 Notes were sold at 99.815% of the principal amount with an effective yield of 4.634%. The 2029 Notes were sold at 99.968% of the principal amount with an effective yield of 4.852%. The 2035 Notes were sold at 99.945% of the principal amount with an effective yield of 5.153%. Interest on the 2027 Notes and the 2029 Notes is payable semi-annually in arrears on June 15 and December 15, which began on June 15, 2025. Interest on the 2035 Notes is payable semi-annually in arrears on February 15 and August 15, which began on February 15, 2025. The Company used the proceeds from the 2027 Notes, the 2029 Notes, and the 2035 Notes to finance a portion of the acquisition of RCA.
In May 2025, the Company issued €500 million of 2.875% senior notes due in May 2028 (the “2028 Notes”) and €500 million of 3.625% senior notes due in May 2032 (the “2032 Notes”). The 2028 Notes were sold at 99.960% of the principal amount with an effective yield of 2.876%. The 2032 Notes were sold at 99.757% of the principal amount with an effective yield of 3.634%. Interest on the 2028 Notes and the 2032 Notes is payable annually in arrears beginning on May 22, 2026. The Company used the proceeds from the 2028 Notes and the 2032 Notes for general corporate purposes.
The senior notes discussed above and also illustrated in the above debt table are collectively referred to as the “Notes.” Interest on the Notes is payable semiannually in arrears, with the exception of the 2028 Notes and the 2032 Notes, which are paid annually in arrears. Most of the Notes were sold at small discounts to the principal amounts and, therefore, have effective yields that are greater than the stated interest rates in the table above. Costs incurred in connection with the issuance of the Notes were deferred and are being amortized over the terms of the Notes. The indentures governing the Notes contain restrictions and covenants, which include limitations on additional indebtedness; distributions to stockholders; the repurchase of stock and the making of other restricted payments; issuance of preferred stock; creation of certain liens; transactions with subsidiaries and other affiliates; and certain corporate acts such as mergers, consolidations, and the sale of substantially all assets. An additional covenant requires compliance with a financial leverage ratio test. The Company was compliant with all covenants as of September 30, 2025.
In March 2025, the Company’s $500 million of 3.250% senior notes matured and was repaid.
Alliance Healthcare Debt
Alliance Healthcare debt is comprised of uncommitted revolving credit facilities in various currencies with various rates. These facilities are used to fund its working capital needs.
Nonrecourse Debt
Nonrecourse debt is comprised of short-term and long-term debt belonging to the Brazil subsidiaries and is repaid solely from the Brazil subsidiaries’ cash flows and such debt agreements provide that the repayment of the loans (and interest thereon) is secured solely by the capital stock, physical assets, contracts, and cash flows of the Brazil subsidiaries.
Other Information
Scheduled future principal payments of debt are $115.2 million in fiscal 2026, $24.9 million in fiscal 2027, $2.7 billion in fiscal 2028, $8.7 million in fiscal 2029, $1.1 billion in fiscal 2030, and $3.8 billion thereafter.
Interest paid on the above indebtedness during fiscal 2025, 2024, and 2023 was $356.5 million, $250.1 million, and $271.3 million, respectively.
Total amortization of financing fees and the accretion of original issue discounts, which are recorded as components of Interest Expense, Net on the Consolidated Statements of Operations, were $10.2 million, $7.2 million, and $8.5 million, for fiscal 2025, 2024, and 2023, respectively.
Note 7. Stockholders’ Equity and Weighted Average Common Shares Outstanding
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

The following illustrates the components of Accumulated Other Comprehensive Loss, net of income taxes:

	September 30,
(in thousands)	2025	2024
Foreign currency translation	$(903,078)	$(988,484)
Other, net	1,700	(634)
Total accumulated other comprehensive loss	$(901,378)	$(989,118)
In May 2022, the Company’s Board of Directors authorized a share repurchase program allowing the Company to purchase up to $1.0 billion of its outstanding shares of common stock, subject to market conditions. During fiscal 2023, the Company purchased 6.0 million shares of its common stock for $961.3 million to complete its authorization under this program.
In March 2023, the Company’s Board of Directors authorized a share repurchase program allowing the Company to purchase up to $1.0 billion of its outstanding shares of common stock, subject to market conditions. During fiscal 2023, the Company purchased 1.0 million shares of its common stock for $191.0 million under this program. During fiscal 2024, the Company purchased 3.9 million shares of its common stock for $809.0 million to complete its authorization under this program.
In March 2024, the Company’s Board of Directors authorized a share repurchase program allowing the Company to purchase up to $2.0 billion of its outstanding common stock, subject to market conditions. During fiscal 2024, the Company purchased 3.0 million shares of its common stock for $682.3 million under this program. During fiscal 2025, the Company purchased 1.9 million shares of its common stock for $435.4 million under this program. As of September 30, 2025, the Company had $882.2 million availability under this program.
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
The following illustrates the components of diluted weighted average shares outstanding:

	Fiscal Year Ended September 30,
(in thousands)	2025	2024	2023
Weighted average common shares outstanding - basic	193,820	198,503	202,511
Effect of dilutive securities - restricted stock units and stock options	1,394	1,781	2,080
Weighted average common shares outstanding - diluted	195,214	200,284	204,591
The potentially dilutive restricted stock units and stock options that were antidilutive were 69 thousand, 85 thousand, and 94 thousand for fiscal 2025, 2024 and 2023, respectively.
Note 8. Retirement and Other Benefit Plans
The Company sponsors various retirement benefit plans and a deferred compensation plan covering eligible employees.
The Compensation and Succession Planning Committee (“Compensation Committee”) of the Company’s Board of Directors has delegated the administration of the Company’s retirement and other benefit plans to its Benefits Committee, an internal committee, comprised of senior finance, human resources, and legal executives. The Benefits Committee is responsible for the investment options under the Company’s savings plans, as well as performance of the investment advisers and plan administrators.

Retirement Benefit Plans
The Company sponsors the Cencora, Inc. Employee Investment Plan (the “Plan”), which is a defined contribution 401(k) plan covering salaried and certain hourly employees. Eligible participants may contribute to the plan from 1% to 50% of their regular compensation before taxes. The Company contributes $1.00 for each $1.00 invested by the participant up to the first 3% of the participant’s salary and $0.50 for each additional $1.00 invested by the participant of up to an additional 2% of salary. An additional discretionary contribution, in an amount not to exceed the limits established by the Internal Revenue Code of 1986, as amended (the “IRC”), may also be made depending upon the Company’s performance. Based on the Company’s performance in fiscal 2025, 2024, and 2023, the Company recognized expenses for discretionary contributions to the Plan in fiscal 2025, 2024, and 2023. All contributions are invested at the direction of the employee in one or more funds. All company matching contributions vest immediately except for the discretionary contributions made by the Company, which vest in full after five years of credited service.
The Company’s international businesses sponsor various country-specific retirement plans.
Costs of above retirement benefit plans charged to expense for fiscal 2025, 2024, and 2023 were $125.3 million, $99.8 million, and $89.4 million, respectively. The increase in the cost of the retirement benefit plans from fiscal 2024 to fiscal 2025 is primarily due to the January 2025 acquisition of RCA.
Deferred Compensation Plan
The Company sponsors the Cencora, Inc. Deferred Compensation Plan. This unfunded plan allows eligible officers, directors and key management employees to defer a portion of their annual compensation and provides for a benefit restoration feature to selected key management. The benefit restoration feature provides certain eligible participants, including the Company’s executive officers, with an annual amount equal to 4% of the participant’s total cash compensation to the extent that an employee’s compensation exceeds the annual compensation limit established by Section 401(a) (17) of the IRC. The Company’s liability relating to its deferred compensation plan, including the benefit restoration feature, as of September 30, 2025 and 2024 was $63.1 million and $57.9 million, respectively.
Note 9. Share-Based Compensation
The Company’s stockholders approved the AmerisourceBergen Corporation 2022 Omnibus Incentive Plan (the “2022 Plan”). As of September 30, 2025, there were 17.9 million shares available to be granted for employee and non-employee director stock restricted stock units, performance stock units, and stock options under the 2022 Plan.
Restricted Stock Units
The majority of restricted stock units granted vest ratably over a three-year period. The estimated fair value of restricted stock units under the Company’s restricted stock unit plan is determined by the product of the number of shares granted and the closing grant date market price of the Company’s common stock. The estimated fair value of restricted stock units is expensed on a straight-line basis over the requisite service period, net of estimated forfeitures. During fiscal 2025, 2024, and 2023, the Company recognized restricted stock unit expense of $108.7 million, $98.9 million, and $84.3 million, respectively.
A summary of the status of the Company’s nonvested restricted stock units as of September 30, 2025 and changes during fiscal 2025 are presented below:

(in thousands, except grant date fair value)	Restricted Stock Units	Weighted Average Grant Date Fair Value
Nonvested as of September 30, 2024	1,208	$173
Granted	522	$242
Vested	(588)	$159
Forfeited	(64)	$206
Nonvested as of September 30, 2025	1,078	$213
During fiscal 2025, 2024, and 2023, the total fair values of restricted stock units vested were $93.6 million, $83.2 million, and $103.0 million, respectively. Expected future compensation expense relating to the 1.1 million restricted stock units outstanding as of September 30, 2025 is $89.4 million, which will be recognized over a weighted average period of 1.4 years.

Performance Stock Units
Performance stock units are granted to certain executive employees under the Plan and represent common stock potentially issuable in the future. Performance stock units vest at the end of a three-year performance period based upon achievement of specific performance goals. Based upon the extent to which the targets are achieved, vested shares may range from 0% to 230% of the target award amount. The fair value of performance stock units is determined by the grant date market price of the Company’s common stock. Compensation expense associated with nonvested performance stock units is recognized over the requisite service period and is dependent on the Company’s periodic assessment of the probability of the targets being achieved and its estimate of the number of shares that will ultimately be issued. During fiscal 2025, 2024, and 2023, the Company recognized performance stock expense of $38.9 million, $48.7 million, and $40.4 million, respectively.
A summary of the status of the Company’s nonvested performance stock units as of September 30, 2025 and changes during fiscal 2025 is presented below (based upon target award amounts).

(in thousands, except grant date fair value)	Performance Stock Units	Weighted Average Grant Date Fair Value
Nonvested as of September 30, 2024	248	$178
Granted	125	$243
Vested	(120)	$158
Forfeited	(7)	$211
Nonvested as of September 30, 2025	246	$220
Shares that vested over the three-year performance period ended September 30, 2025 were distributed to employees in November 2025.
Stock Options
The Company has not granted any stock options since fiscal 2020.
In fiscal 2025, employees exercised 387 thousand stock options at a weighted average exercise price of $87 per stock option. There were 147 thousand stock options outstanding as of September 30, 2025, all of which are exercisable, with a weighted average exercise price of $87 per option. The weighted average remaining contractual term for outstanding stock options was one year as of September 30, 2025.
Note 10. Leases
The Company has long-term leases for facilities and equipment. In the normal course of business, leases are generally renewed or replaced by other leases. Certain leases include escalation clauses.
The following illustrates the components of lease cost for the periods presented:

	Fiscal Year Ended September 30,
(in thousands)	2025	2024	2023
Operating lease cost	$303,822	$245,415	$234,567
Short-term lease cost	9,571	18,459	9,799
Variable lease cost	37,573	35,539	25,598
Total lease cost	$350,966	$299,413	$269,964

The following summarizes balance sheet information related to operating leases:

	September 30,
(in thousands, except for lease term and discount rate)	2025	2024
Right of use assets
Other assets	$1,548,478	$1,141,622

Lease liabilities
Accrued expenses and other	$253,770	$204,767
Other long-term liabilities	1,416,633	1,029,978
Total lease liabilities	$1,670,403	$1,234,745

Weighted-average remaining lease term	7.55 years	7.34 years
Weighted-average discount rate	4.63%	4.18%
Other cash flow information related to operating leases is as follows:

	Fiscal Year Ended September 30,
(in thousands)	2025	2024	2023
Cash paid for amounts included in the measurement of lease liabilities
Operating lease cash payments	$294,430	$247,862	$229,203

Right-of-use assets obtained in exchange for lease liabilities
New operating leases	$655,991	$305,882	$271,096
Future minimum rental payments under noncancellable operating leases were as follows:

Payments Due by Fiscal Year (in thousands)	As of September 30, 2025
2026	$319,915
2027	295,076
2028	269,676
2029	237,780
2030	190,742
Thereafter	668,804
Total future undiscounted lease payments	1,981,993
Less: Future payments for leases that have not yet commenced [1]	(13,071)
Less: Imputed interest	(298,519)
Total lease liabilities	$1,670,403

[1] The Company has certain leases that it has executed of which it does not control the underlying assets; therefore, liabilities and ROU assets related to these leases were not recorded on the Company’s Consolidated Balance Sheet as of September 30, 2025.

Note 11. Restructuring and Other Expenses
The following illustrates the expenses incurred by the Company relating to Restructuring and Other Expenses for the periods indicated:

	Fiscal Year Ended September 30,
(in thousands)	2025	2024	2023
Restructuring and employee severance costs	$101,562	$69,968	$105,220
Business transformation efforts	122,286	130,069	82,117
Other, net	5,574	33,592	42,547
Total restructuring and other expenses	$229,422	$233,629	$229,884
Restructuring and employee severance costs in fiscal 2025 primarily included expenses incurred related to workforce reductions in both of the Company’s reportable segments. Restructuring and employee severance costs in fiscal 2024 primarily included expenses incurred related to facility closures in connection with the Company’s office optimization plan and workforce reductions in both of its reportable segments. Restructuring and employee severance costs in fiscal 2023 primarily included expenses incurred in connection with workforce reductions in both of the Company’s reportable segments.
Business transformation efforts in fiscal 2025, 2024, and 2023 included rebranding costs associated with the Company’s name change to Cencora and non-recurring expenses related to significant strategic initiatives to improve operational efficiency, including certain technology initiatives. The majority of these costs related to services provided by third-party consultants.
In fiscal 2024, the Company experienced a cybersecurity event where data from its information systems was exfiltrated. In connection with this event, the Company incurred costs that were recorded in Other, net in the above table. The majority of the costs included in Other, net in fiscal 2024 related to this cybersecurity event.
In fiscal 2023, one of the Company’s foreign business units experienced a cybersecurity event that impacted a standalone legacy information technology platform in one country and the foreign business unit’s ability to operate in that country for approximately two weeks. In connection with this event, the Company incurred costs to restore the foreign business unit’s operations in that country, which were recorded in Other, net in the above table. The majority of the costs included in Other, net in fiscal 2023 related to this cybersecurity event.
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
With respect to the specific legal proceedings and claims described below, unless otherwise noted, the amount or range of possible losses is not reasonably estimable. There can be no assurance that the settlement, resolution, or other outcome of one or more matters, including the matters set forth below, during any subsequent reporting period will not have a material adverse effect on the Company’s results of operations or cash flows for that period or on the Company’s financial condition.
Opioid Lawsuits and Investigations
A significant number of counties, municipalities, and other governmental entities in a majority of U.S. states and Puerto Rico, as well as numerous states and tribes, filed lawsuits in various federal, state and other courts against pharmaceutical wholesale distributors (including the Company and certain subsidiaries, such as AmerisourceBergen Drug

Corporation (“ABDC”) and H.D. Smith, LLC (“H.D. Smith”)), pharmaceutical manufacturers, retail pharmacy chains, medical practices, and physicians relating to the distribution of prescription opioid pain medications.
Starting in December 2017, more than 2,000 cases were transferred to Multidistrict Litigation (“MDL”) proceedings before the United States District Court for the Northern District of Ohio (the “MDL Court”). Since then, several cases filed by government and tribal plaintiffs that were selected as bellwether cases in the MDL have been resolved through trial or settlement. Following trial in two consolidated cases in the United States District Court for the Southern District of West Virginia, the Court entered judgment in favor of the defendants, including the Company. The plaintiffs filed an appeal of the Court’s decision in the United States Court of Appeals for the Fourth Circuit on August 2, 2022. On October 28, 2025, the Fourth Circuit issued its opinion in the case, vacated the District Court’s judgment, and remanded the case back to the District Court for further proceedings consistent with the Fourth Circuit’s opinion.
On July 21, 2021, the Company announced that it and the two other national pharmaceutical distributors had negotiated a Distributor Settlement Agreement that, if all conditions were satisfied, would result in the resolution of a substantial majority of opioid lawsuits filed by state and local governmental entities. The Distributor Settlement Agreement became effective on April 2, 2022, and as of September 30, 2025, it included 48 of 49 eligible states (the “Settling States”) as well as 99% by population of the eligible political subdivisions in the Settling States. The Distributor Settlement Agreement requires the Company to comply with certain requirements, including the establishment of a clearinghouse that will consolidate data from all three national pharmaceutical distributors. The States of Alabama and West Virginia and their subdivisions and Native American tribes are not a part of the Distributor Settlement Agreement, and the Company has reached separate agreements with those groups.
The MDL Court selected four cases filed by third-party payors to serve as additional litigation bellwethers. On May 31, 2024, the MDL Court severed and stayed these four cases against the Company and the two other national pharmaceutical distributors, pursuant to ongoing settlement discussions to resolve litigation filed by a putative class of third-party payors. On August 29, 2024, the Company and two other national pharmaceutical distributors entered into a proposed class action settlement agreement to resolve the opioid-related claims of a proposed settlement class of third-party payors. Pursuant to the agreement, the Company recorded a $93.0 million litigation expense accrual in Litigation and Opioid-Related Expenses (Credit), Net in its fiscal 2024 Consolidated Statement of Operations. The MDL Court granted a motion for preliminary approval of the proposed class action settlement on September 3, 2024. Following a time period for submission of any objections or requests to be excluded from the settlement, the MDL granted final approval of the settlement during a fairness hearing held on January 13, 2025 and entered a final approval order on January 15, 2025. On February 13, 2025, the sole objector to the settlement filed a notice of appeal of the final approval order. A settlement agreement with the sole objector was entered into on June 12, 2025. On June 16, 2025, the MDL Court ruled that it would approve the settlement with the sole objector if remanded for that purpose. On July 25, 2025, the United States Court of Appeals for the Sixth Circuit granted a motion for limited remand. The MDL Court approved the settlement with the sole objector on August 8, 2025. The class action settlement became effective as of September 9, 2025.
In Maryland, a trial commenced on September 16, 2024 in a case filed by the Mayor and City Council of Baltimore in the Circuit Court for Baltimore City. On November 12, 2024, the jury returned a verdict finding ABDC (and another national distributor) liable for public nuisance and assessing approximately $274 million total in compensatory damages, approximately $74 million of which was assessed against ABDC. A second phase of the trial began on December 11, 2024 related to the City of Baltimore’s request for an abatement remedy and proceeded as a bench trial. On June 12, 2025, the Court issued a ruling on the defendants’ post-trial motions relating to the first phase of the trial. The Court upheld the jury’s finding of liability, but granted the defendants a new trial on the extent of damages to correct certain errors and due to the excessive nature of the jury’s damages award. In the alternative, the Court granted remittitur, through which the Court reduced the compensatory damages assessed against ABDC to approximately $14.4 million. The Court issued its ruling regarding the City of Baltimore’s request for abatement on August 8, 2025, assessing approximately $28 million against ABDC for abatement measures, bringing the overall monetary award assessed against ABDC to approximately $42.5 million. On August 14, 2025, the City of Baltimore informed the Court that it would accept the reduced damages award as reflected in the Court’s post-trial ruling, in lieu of a new trial. On September 2, 2025, the Court entered final judgment. In October 2025, ABDC (and the other national distributor) filed a notice of appeal to the Appellate Court of Maryland, and the City of Baltimore filed a notice of cross-appeal. In November 2025, both the City of Baltimore and ABDC (and the other national distributor) filed petitions for a writ of certiorari (bypass) with the Supreme Court of Maryland. If the Court grants the petitions, then the appeal will proceed directly in that Court, instead of in the Appellate Court. The $42.4 million is a component of the Company’s $4.3 billion litigation liability as of September 30, 2025, as described above.
On September 26, 2024, the Company and two other national pharmaceutical distributors entered into a proposed class action settlement agreement to resolve the opioid-related claims of a proposed settlement class of hospitals. The Company recorded a $120.9 million litigation expense accrual in Litigation and Opioid-Related Expenses (Credit), Net in its fiscal 2024

Consolidated Statement of Operations, representing the Company’s expected share of the potential class action settlement. On October 30, 2024, the United States District Court for the District of New Mexico granted a motion for preliminary approval of the proposed class action settlement. Following notice to class members, a time period for submission of any objections to the settlement or requests to be excluded from the settlement, and a fairness hearing on March 4, 2025, the Court granted final approval of the settlement and entered a final approval order. The settlement became effective on April 4, 2025.
The Company’s accrued litigation liability related to the Distributor Settlement Agreement, including the State of Alabama and an estimate for non-participating government subdivisions (with whom the Company has not reached a settlement agreement), as well as other opioid-related litigation for which it has reached settlement agreements, as described above, was $4.3 billion as of September 30, 2025 and $4.9 billion as of September 30, 2024. The $4.3 billion liability will be paid over 13 years. The Company currently estimates that $416.0 million will be paid prior to September 30, 2026, which is recorded in Accrued Expenses and Other on the Company’s Consolidated Balance Sheet. The remaining long-term liability of $3.9 billion is recorded in Accrued Litigation Liability on the Company’s Consolidated Balance Sheet. While the Company has accrued its estimated liability for opioid litigation, it is unable to estimate the range of possible loss associated with the matters that are not included in the accrual. Because loss contingencies are inherently unpredictable and unfavorable developments or resolutions can occur, the assessment is highly subjective and requires judgments about future events. The Company regularly reviews opioid litigation matters to determine whether its accrual is adequate. The amount of ultimate loss may differ materially from the amount accrued to date. Until such time as otherwise resolved, the Company will continue to litigate and prepare for trial and to vigorously defend itself in all such matters. Since these matters are still developing, the Company is unable to predict the outcome, but the result of these lawsuits could include excessive monetary verdicts and/or injunctive relief that may affect the Company’s operations. Additional lawsuits regarding the distribution of prescription opioid pain medications have been filed and may continue to be filed by a variety of types of plaintiffs, including lawsuits filed by non-governmental or non-political entities and individuals, among others. The Company is vigorously defending itself in the pending lawsuits and intends to vigorously defend itself against any threatened lawsuits or enforcement proceedings.
Since July 2017, the Company has received subpoenas from several U.S. Attorney’s Offices, including grand jury subpoenas from the U.S. Attorney’s Office for the District of New Jersey (“USAO-NJ”) and the U.S. Attorney’s Office for the Eastern District of New York (“USAO-EDNY”). Those subpoenas requested the production of a broad range of documents pertaining to the Company’s distribution of controlled substances through its various subsidiaries, including ABDC, and its diversion control programs. The Company produced documents in response to the subpoenas and engaged in discussions with the various U.S. Attorney’s Offices, including the Health Care and Government Fraud Unit of the Criminal Division of the USAO-NJ, the U.S. Department of Justice Consumer Protection Branch and the U.S. Drug Enforcement Administration, in an attempt to resolve these matters. On December 29, 2022, the Department of Justice filed a civil complaint (the “Complaint”) against the Company, ABDC, and Integrated Commercialization Services, LLC (“ICS”), a subsidiary of the Company, alleging violations of the Controlled Substances Act. Specifically, the Complaint alleges that the Company negligently failed to report suspicious orders to the Drug Enforcement Administration. In the Complaint, the Department of Justice seeks civil penalties and injunctive relief. This Complaint relates to the aforementioned and previously-disclosed investigations. On March 30, 2023, the Company filed a motion to dismiss the Complaint in its entirety on behalf of itself, ABDC, and ICS. On November 6, 2023, the United States District Court for the Eastern District of Pennsylvania granted in part and denied in part the motion, dismissing with prejudice all claims for civil penalties for Defendants’ alleged violations of the suspicious order reporting requirement prior to October 24, 2018, but otherwise denying the motion. On December 18, 2023, the Company, ABDC and ICS filed an Answer and Affirmative Defenses to the Complaint. On July 15, 2025, the Court entered an Amended Scheduling Order setting the fact discovery deadline as June 12, 2026 and the expert discovery deadline as January 15, 2027. The Company denies the allegations in the Complaint and intends to defend itself vigorously in the litigation.

Shareholder Securities Litigation
On December 30, 2021, the Lebanon County Employees’ Retirement Fund and Teamsters Local 443 Health Services & Insurance Plan filed a complaint for a purported derivative action in the Delaware Court of Chancery against the Company and certain of its current officers and directors. The complaint alleges claims for breach of fiduciary duty allegedly arising from the Board’s and certain officers’ oversight of the Company’s controlled substance diversion control programs. The defendants moved to dismiss the complaint on March 29, 2022. On December 22, 2022, the Delaware Court of Chancery granted the motion to dismiss. On January 9, 2023, the Plaintiffs filed a Motion for Relief from Judgment and Order Pursuant to Rule 60(b) from the Delaware Chancery Court’s judgment. On January 20, 2023, the Plaintiffs also appealed the ruling to the Delaware Supreme Court. On March 21, 2023, the Delaware Court of Chancery denied the Plaintiffs’ Motion for Relief from Judgment and Order Pursuant to Rule 60(b). On December 18, 2023, the Delaware Supreme Court reversed the dismissal and remanded the case to the Delaware Court of Chancery for further proceedings. On January 12, 2024, the Company’s Board of Directors established a Special Litigation Committee (“SLC”) and delegated to the SLC the Board’s full authority with respect to the litigation. On March 4, 2024, the Delaware Court of Chancery granted the SLC’s consented-to motion to stay the action pending its investigation of the allegations of the complaint. On July 28, 2025, the SLC notified the Court of Chancery that the parties had reached an agreement in principle to settle all claims in the action following a successful mediation conducted on June 24, 2025, and filed a stipulation to stay the action pending the presentation of a stipulation of settlement for the Court’s approval. The Court granted the stay on July 29, 2025. The parties filed a stipulation of settlement with the Court on August 15, 2025, and the Court held a fairness hearing on November 13, 2025. During the fairness hearing, the Court approved the settlement and dismissed the action with prejudice. Under this settlement, insurance carriers will pay the Company $111.3 million, less $24.8 million in attorneys’ fees and expenses awarded by the court to plaintiffs’ counsel.
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
In January 2017, U.S. Bioservices Corporation, a former subsidiary of the Company, received a subpoena for information from the USAO-EDNY relating to its activities in connection with billing for products and making returns of potential overpayments to government payers. A filed qui tam complaint related to the investigation was unsealed in April 2019 and the relator filed an amended complaint under seal in the U.S. District Court for the Eastern District of New York. In December 2019, the government filed a notice that it was declining to intervene. The court ordered that the relator’s complaint against the Company and other defendants, including AmerisourceBergen Specialty Group, LLC, be unsealed. The relator’s complaint alleged violations of the federal False Claims Act and the false claims acts of various states. The relator filed a second amended complaint, removing one state false claims act count. The Company filed a motion to dismiss the second amended complaint and all briefs on the motion were filed with the Court on October 9, 2020. The motion to dismiss was granted on December 22, 2022. The False Claims Act claims were dismissed with prejudice, and the state claims were dismissed without prejudice. On January 24, 2023, the relator filed Motions to Reconsider Dismissal and For Leave to Amend the Complaint. Response briefs on those motions were filed by the Company and all briefing was completed on February 15, 2023. On October 17, 2025, the Court denied the relator’s motions. On November 13, 2025, the relator filed a notice of appeal of such denial to the United States Court of Appeals for the Second Circuit.
On March 3, 2022, the United States Attorney’s Office for the Western District of Virginia notified the Company of the existence of a criminal investigation into MWI Veterinary Supply Co. (“MWI”), the Company’s animal health subsidiary, in connection with grand jury subpoenas to which MWI previously responded relating to compliance with state and federal regulatory requirements governing wholesale shipments of animal health products to customers. In October 2024, the Company reached an agreement in principle to resolve these claims. While no agreement has been finalized, pursuant to the agreement in principle the Company recorded a $49.1 million litigation expense accrual in Litigation and Opioid-Related Expenses (Credit), Net in its fiscal 2024 Consolidated Statement of Operations. This liability is included in Accrued Expenses and Other on the Company’s Consolidated Balance Sheet as of September 30, 2025.

Note 13. Antitrust Litigation Settlements
Numerous lawsuits have been filed against certain brand pharmaceutical manufacturers alleging that the manufacturer, by itself or in concert with others, took improper actions to delay or prevent generic drugs from entering the market. These lawsuits are generally brought as class actions. The Company has not been named a plaintiff in any of these lawsuits but has been a member of the direct purchasers’ class (i.e., those purchasers who purchase directly from these pharmaceutical manufacturers). None of the lawsuits has gone to trial, but some have settled in the past with the Company receiving proceeds from the settlement funds. During fiscal 2025, 2024, and 2023, the Company recognized gains relating to these lawsuits of $236.4 million, $170.9 million, and $239.1 million, respectively. These gains, which are net of attorney fees and estimated payments due to other parties, were recorded as reductions to cost of goods sold in the Company’s Consolidated Statements of Operations.
Note 14. Business Segment Information
The Company is organized geographically based upon the products and services it provides to its customer and reports its results under two reportable segments: U.S. Healthcare Solutions and International Healthcare Solutions.
The chief operating decision maker (“CODM”) of the Company is its President & Chief Executive Officer, whose function is to allocate resources to, and assess the performance of, the Company’s operating segments. The CODM does not review assets by operating segment for the purpose of assessing performance or allocating resources.
The U.S. Healthcare Solutions reportable segment distributes a comprehensive offering of brand-name, specialty brand-name and generic pharmaceuticals, over-the-counter healthcare products, home healthcare supplies and equipment, and related services to a wide variety of healthcare providers, including acute care hospitals and health systems, independent and chain retail pharmacies, mail order pharmacies, medical clinics, long-term care and alternate site pharmacies, and other customers. The U.S. Healthcare Solutions reportable segment also provides pharmaceutical distribution (including plasma and other blood products, injectable pharmaceuticals, vaccines, and other specialty pharmaceutical products) and additional services to physicians who specialize in a variety of disease states, especially oncology and retina, and to other healthcare providers, including hospitals, specialty retinal practices, and dialysis clinics. The U.S. Healthcare Solutions reportable segment also provides pharmacy management, staffing and additional patient access and adherence support, and supply management software to a variety of retail and institutional healthcare providers. Additionally, it delivers packaging solutions to institutional and retail healthcare providers. Through its animal health business, the U.S. Healthcare Solutions reportable segment sells pharmaceuticals, vaccines, parasiticides, diagnostics, micro feed ingredients, and various other products to customers in both the companion animal and production animal markets. It also offers demand-creating sales force services to manufacturers.
The International Healthcare Solutions reportable segment consists of businesses that focus on international pharmaceutical wholesale and related service operations and global commercialization services. The International Healthcare Solutions reportable segment distributes pharmaceuticals and other healthcare products and provides related services to healthcare providers, including pharmacies, doctors, health centers and hospitals primarily in Europe. It is a leading global specialty transportation and logistics provider for the biopharmaceutical industry. It also is a provider of specialized services, including regulatory affairs, market access, pharmacovigilance, development consulting and scientific affairs, and quality management and compliance, for the life sciences industry. In Canada, the business drives innovative partnerships with manufacturers, providers, and pharmacies to improve product access and efficiency throughout the healthcare supply chain.

The following illustrates reportable segment and disaggregated revenue as required by ASC 606, “Revenue from Contracts with Customers,” for the periods indicated:

	Fiscal Year Ended September 30,
(in thousands)	2025	2024	2023
U.S. Healthcare Solutions
Human Health	$285,287,506	$259,973,909	$229,716,669
Animal Health	5,694,517	5,365,518	5,042,549
Total U.S. Healthcare Solutions	290,982,023	265,339,427	234,759,218
International Healthcare Solutions
Alliance Healthcare	24,394,833	23,061,721	22,349,278
Other Healthcare Solutions	5,971,490	5,565,821	5,069,401
Total International Healthcare Solutions	30,366,323	28,627,542	27,418,679
Intersegment eliminations	(15,527)	(8,370)	(4,486)
Revenue	$321,332,819	$293,958,599	$262,173,411
The following illustrates reportable segment cost of goods sold information for the periods indicated:

	Fiscal Year Ended September 30,
(in thousands)	2025	2024	2023
U.S. Healthcare Solutions	$283,076,597	$258,916,313	$228,938,102
International Healthcare Solutions	27,050,982	25,306,564	24,227,832
Intersegment eliminations	(9,622)	(5,322)	(4,486)
Total segment cost of goods sold	$310,117,957	$284,217,555	$253,161,448
The following illustrates reportable segment operating expenses information for the periods indicated:

	Fiscal Year Ended September 30,
(in thousands)	2025	2024	2023
U.S. Healthcare Solutions	$4,330,727	$3,488,237	$3,224,557
International Healthcare Solutions	2,667,067	2,607,599	2,498,285
Intersegment eliminations	(5,905)	(3,048)	—
Total segment operating expenses	$6,991,889	$6,092,788	$5,722,842
The following illustrates reportable segment operating income information for the periods indicated:

	Fiscal Year Ended September 30,
(in thousands)	2025	2024	2023
U.S. Healthcare Solutions	$3,574,699	$2,934,877	$2,596,559
International Healthcare Solutions	648,274	713,379	692,562
Total segment operating income	$4,222,973	$3,648,256	$3,289,121

The following reconciles total segment operating income to income before income taxes for the periods indicated:

	Fiscal Year Ended September 30,
(in thousands)	2025	2024	2023
Total segment operating income	$4,222,973	$3,648,256	$3,289,121
Gains from antitrust litigation settlements	236,372	170,904	239,092
LIFO credit (expense)	76,876	52,168	(204,595)
Turkey highly inflationary impact	(49,571)	(54,087)	(86,967)
Acquisition-related intangibles amortization	(553,028)	(660,292)	(551,046)
Litigation and opioid-related (expenses) credit, net	(60,671)	(227,070)	24,693
Acquisition-related deal and integration expenses	(291,044)	(103,001)	(139,683)
Restructuring and other expenses	(229,422)	(233,629)	(229,884)
Goodwill impairment	(723,884)	(418,000)	—
Operating income	2,628,601	2,175,249	2,340,731
Other loss (income), net	78,717	14,283	(49,036)
Interest expense, net	291,548	156,991	228,931
Income before income taxes	$2,258,336	$2,003,975	$2,160,836
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
Litigation and opioid-related (expenses) credit, net in fiscal 2024 includes $263.1 million of litigation expense accruals (see Note 12), offset in part by a net $92.2 million opioid litigation settlement accrual reduction primarily as a result of the Company’s prepayment of the net present value of a future obligation as permitted under its opioid settlement agreements.
Litigation and opioid-related (expenses) credit, net in fiscal 2023 includes the receipt of $83.4 million from the H.D. Smith opioid litigation indemnity escrow.
Other loss (income), net includes a $113.5 million impairment of an equity investment that was made in fiscal 2021 and a $35.5 million loss on the divestiture of non-core businesses, offset in part by the Company’s portion of an equity method investment’s gain on the sale of a business of $39.7 million and a $14.1 million gain on the remeasurement of an equity investment in fiscal 2025.
Other loss (income), net, includes a $40.7 million net gain on the divestiture of non-core businesses in fiscal 2023.
The following illustrates depreciation and amortization by reportable segment for the periods indicated:

	Fiscal Year Ended September 30,
(in thousands)	2025	2024	2023
U.S. Healthcare Solutions	$352,602	$298,683	$292,814
International Healthcare Solutions	145,445	132,999	120,044
Acquisition-related intangibles amortization	553,028	660,292	551,046
Total depreciation and amortization	$1,051,075	$1,091,974	$963,904

Depreciation and amortization related to property and equipment and intangible assets excludes amortization of deferred financing costs and other debt-related items, which are included in interest expense, net.
The following illustrates capital expenditures by reportable segment for the periods indicated:

	Fiscal Year Ended September 30,
(in thousands)	2025	2024	2023
U.S. Healthcare Solutions	$399,518	$273,715	$268,069
International Healthcare Solutions	268,463	213,458	190,290
Total capital expenditures	$667,981	$487,173	$458,359

Note 15. Fair Value of Financial Instruments
The recorded amounts of the Company’s cash and cash equivalents, accounts receivable, and accounts payable as of September 30, 2025 and 2024 approximate fair value based upon the relatively short-term nature of these financial instruments. Within Cash and Cash Equivalents, the Company had $1,864.0 million and $1,190.0 million of investments in money market accounts as of September 30, 2025 and 2024, respectively. The fair value of the money market accounts was determined based upon unadjusted quoted prices in active markets for identical assets, otherwise known as Level 1 inputs.
The recorded amount of long-term debt (see Note 6) and the corresponding fair value as of September 30, 2025 were $7,543.0 million and $7,361.4 million, respectively. The recorded amount of long-term debt and the corresponding fair value as of September 30, 2024 were $3,811.7 million and $3,588.0 million, respectively. The fair value of long-term debt was determined based upon inputs other than quoted prices, otherwise known as Level 2 inputs.
Note 16. Subsequent Events
Dividend Increase
In November 2025, the Company’s Board of Directors increased the quarterly dividend paid on common stock by 9% and declared a regular quarterly cash dividend of $0.60 per share, payable on December 1, 2025 to shareholders of record on November 14, 2025.
Reportable Segments (revised as of October 1, 2025)
Recently, the Company undertook a strategic review of its business to ensure alignment with its growth priorities and strategic drivers. As a result of this review, the Company has reorganized certain business components within its reporting structure. Beginning in the first quarter of fiscal 2026, the Company’s reporting structure will be comprised of U.S. Healthcare Solutions, International Healthcare Solutions, and Other. The U.S. Healthcare Solutions reportable segment will consist of U.S. Human Health (excluding legacy U.S. Consulting Services). The International Healthcare Solutions reportable segment will consist of Alliance Healthcare, Innomar, World Courier, and strategic components of PharmaLex. Other, which is not considered a reportable segment, will consist of businesses for which the Company has begun to explore strategic alternatives and includes MWI Animal Health, Profarma, U.S. Consulting Services and the other components of PharmaLex.

ITEM 9.    CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
None.
ITEM 9A.    CONTROLS AND PROCEDURES
Evaluation of Disclosure Controls and Procedures
The Company maintains disclosure controls and procedures that are intended to ensure that information required to be disclosed in the Company’s reports submitted under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), is recorded, processed, summarized, and reported within the time periods specified in the rules and forms of the SEC. These controls and procedures also are intended to ensure that information required to be disclosed in such reports is accumulated and communicated to management to allow timely decisions regarding required disclosures.
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
Changes in Internal Control over Financial Reporting
There were no changes during the fiscal quarter ended September 30, 2025 in the Company’s internal control over financial reporting that materially affected, or are reasonably likely to materially affect, those controls.
MANAGEMENT’S REPORT ON INTERNAL CONTROL OVER FINANCIAL REPORTING
The management of Cencora, Inc. (“Cencora” or the “Company”) is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rules 13a-15(f) and 15d-15(f) under the Securities Exchange Act of 1934, as amended. Cencora’s internal control over financial reporting is designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. The Company’s internal control over financial reporting includes those policies and procedures that:
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
Cencora’s management assessed the effectiveness of Cencora’s internal control over financial reporting as of September 30, 2025. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control — Integrated Framework (2013). Based on management’s assessment and those criteria, management has concluded that Cencora’s internal control over financial reporting was effective as of September 30, 2025.
During the second quarter of fiscal 2025, the Company acquired Retina Consultants of America (“RCA”). As permitted by related SEC staff interpretive guidance for newly acquired businesses, RCA has been excluded from management’s assessment of the effectiveness of the Company’s internal control over financial reporting as of September 30, 2025. In the aggregate, RCA represented 8% of the total assets (of which 7% represented acquired goodwill and intangibles) and 1% of total revenue of the Company as of and for the fiscal year ended September 30, 2025.
Cencora’s independent registered public accounting firm, Ernst & Young LLP, has issued an attestation report on the effectiveness of Cencora’s internal control over financial reporting. This report is set forth below.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Stockholders and the Board of Directors of Cencora, Inc.
Opinion on Internal Control Over Financial Reporting
We have audited Cencora, Inc. and subsidiaries’ internal control over financial reporting as of September 30, 2025, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (the COSO criteria). In our opinion, Cencora, Inc. and subsidiaries (the Company) maintained, in all material respects, effective internal control over financial reporting as of September 30, 2025, based on the COSO criteria.
As indicated in the accompanying Management’s Report on Internal Control Over Financial Reporting, management’s assessment of and conclusion on the effectiveness of internal control over financial reporting did not include the internal controls of Retina Consultants of America (“RCA”), which is included in the 2025 consolidated financial statements of the Company and constituted 8% of total assets as of September 30, 2025 and 1% of total revenue for the year then ended. Our audit of internal control over financial reporting of the Company also did not include an evaluation of the internal control over financial reporting of RCA.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the 2025 consolidated financial statements of the Company and our report dated November 25, 2025 expressed an unqualified opinion thereon.
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

/s/ Ernst & Young LLP
Philadelphia, Pennsylvania
November 25, 2025

ITEM 9B.    OTHER INFORMATION
During the three months ended September 30, 2025, none of the Company’s directors or officers (as defined in Rule 16a-1(f) of the Exchange Act) adopted, modified or terminated any contract, instruction, or written plan for the purchase or sale of our securities that was intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) of the Exchange Act or any non-Rule 10b5-1 trading arrangement (as defined in Item 408(c) of Regulation S-K).
ITEM 9C.    DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS
Not applicable.
PART III

ITEM 10.    DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE
Information appearing in our Notice of Annual Meeting of Stockholders and Proxy Statement for the 2026 Annual Meeting of Stockholders (the “2026 Proxy Statement”), including information appearing under “Proxy Statement Summary,” “Board and Governance Matters,” and “Audit Committee Matters” is incorporated herein by reference. We will file the 2026 Proxy Statement with the Securities and Exchange Commission pursuant to Regulation 14A within 120 days after the close of the fiscal year.
Information with respect to Executive Officers of the Company appears in Part I of this report.
We adopted a Code of Ethics for Designated Senior Officers that applies to our Chief Executive Officer, Chief Financial Officer, and Chief Accounting Officer. A copy of this Code of Ethics is posted on our investor relations website, which is investor.cencora.com. Any amendment to, or waiver from, any provision of this Code of Ethics will be posted on our investor relations website. The Company has adopted a policy statement regarding securities transactions (the “Trading Policy”) that applies to all officers, directors, employees, consultants, and contractors of the Company and its subsidiaries, as well as the Company itself. The Company believes that the Trading Policy is reasonably designed to promote compliance with insider trading laws, rules and regulations with respect to the purchase, sale and/or other dispositions of the Company’s securities, as well as the applicable rules and regulations of the New York Stock Exchange. A copy of the Trading Policy is filed as Exhibit 19 to this Annual Report on Form 10-K.
ITEM 11.    EXECUTIVE COMPENSATION
Information contained in the 2026 Proxy Statement, including information appearing under “Board and Governance Matters,” “Director Compensation,” and “Executive Compensation” in the 2026 Proxy Statement, is incorporated herein by reference.
ITEM 12.    SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS
Information contained in the 2026 Proxy Statement, including information appearing under “Stock Ownership Information” in the 2026 Proxy Statement, is incorporated herein by reference.
ITEM 13.    CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE
Information contained in the 2026 Proxy Statement, including information appearing under “Board and Governance Matters” and “Related Persons Transactions” in the 2026 Proxy Statement, is incorporated herein by reference.
ITEM 14.    PRINCIPAL ACCOUNTANT FEES AND SERVICES
Information contained in the 2026 Proxy Statement, including information appearing under “Audit Committee Matters” in the 2026 Proxy Statement, is incorporated herein by reference.

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
3.1
Amended and Restated Certificate of Incorporation of the Registrant, effective March 14, 2024 (incorporated by reference to Exhibit 3.1 to the Registrant’s Current Report on Form 8-K filed on March 15, 2024).

3.2	Amended and Restated Bylaws of the Registrant, effective August 13, 2024 (incorporated by reference to Exhibit 3.1 to the Registrant’s Current Report on Form 8-K filed on August 16, 2024).
4.1
Indenture, dated as of November 19, 2009, between the Registrant and U.S. Bank National Association, as trustee (incorporated by reference to Exhibit 4.1 to the Registrant’s Current Report on Form 8-K filed on November 23, 2009).

4.2
Sixth Supplemental Indenture, dated as of February 20, 2015, between the Registrant and U.S. Bank National Association, as trustee, related to the Registrant’s 4.250% Senior Notes due 2045 (incorporated by reference to Exhibit 4.2 to the Registrant’s Current Report on Form 8-K filed on February 20, 2015).

4.3
Form of 4.250% Senior Notes due 2045 (incorporated by reference to Exhibit A to Sixth Supplemental Indenture, dated as of February 20, 2015 between the Registrant and U.S. Bank National Association, as trustee, related to the Registrant’s 4.250% Senior Notes due 2045, which is filed as Exhibit 4.2 to the Registrant’s Current Report on Form 8-K filed on February 20, 2015).

4.4
Seventh Supplemental Indenture, dated as of December 4, 2017, between the Registrant and U.S. Bank National Association, as trustee, related to the Registrant’s 3.450% Senior Notes due 2027 (incorporated by reference to Exhibit 4.1 to the Registrant's Current Report on Form 8-K filed on December 5, 2017).

4.5
Form of 3.450% Senior Notes due 2027 (incorporated by reference to Exhibit A to Seventh Supplemental Indenture, dated as of December 4, 2017 between the Registrant and U.S. Bank National Association, as trustee, related to the Registrant’s 3.450% Senior Notes due 2027, which is filed as Exhibit 4.1 to the Registrant’s Current Report on Form 8-K filed on December 5, 2017).

4.6
Eighth Supplemental Indenture, dated as of December 4, 2017, between the Registrant and U.S. Bank National Association, as trustee, related to the Registrant’s 4.300% Senior Notes due 2047 (incorporated by reference to Exhibit 4.2 to the Registrant’s Current Report on Form 8-K filed on December 5, 2017).

4.7
Form of 4.300% Senior Notes due 2047 (incorporated by reference to Exhibit A to Eighth Supplemental Indenture, dated as of December 4, 2017 between the Registrant and U.S. Bank National Association, as trustee, related to the Registrant’s 4.300% Senior Notes due 2047, which is filed as Exhibit 4.2 to the Registrant’s Current Report on Form 8-K filed on December 5, 2017).

4.8
Ninth Supplemental Indenture, dated as of May 19, 2020, between the Registrant and U.S. Bank National Association, as trustee, related to the Registrant’s 2.800% Senior Notes due 2030 (incorporated by reference to Exhibit 4.1 to the Registrant’s Current Report on Form 8-K filed on May 19, 2020).

4.9
Form of 2.800% Senior Notes due 2030 (incorporated by reference to Exhibit A to Ninth Supplemental Indenture, dated as of May 19, 2020 between the Registrant and U.S. Bank National Association, as trustee, related to the Registrant’s 2.800% Senior Notes due 2030, which is filed as Exhibit 4.1 to the Registrant’s Current Report on Form 8-K filed on May 19, 2020).

4.10
Eleventh Supplemental Indenture, dated March 30, 2021, by and between the Registrant and U.S. Bank National Association (including Form of 2.700% Senior Notes due 2031) (incorporated by reference to Exhibit 4.2 to the Registrant’s Current Report on Form 8-K filed on April 1, 2021).

4.11
Form of 2.700% Senior Notes due 2031 (incorporated by reference to Exhibit A to Eleventh Supplemental Indenture, dated March 30, 2021, by and between the Registrant and U.S. Bank National Association, as trustee, related to the Registrant’s 2.700% Senior Notes due 2031, which is filed as Exhibit 4.2 to the Registrant's Current Report on Form 8-K filed on April 1, 2021).

4.12
Twelfth Supplemental Indenture, dated February 7, 2024, by and between Cencora, Inc. and U.S. Bank Trust Company, National Association (including Form of 5.125% Senior Notes due 2034) (incorporated by reference to Exhibit 4.1 to the Registrant’s Current Report on Form 8-K filed on February 7, 2024).

4.13
Form of 5.125% Senior Notes due 2034 (incorporated by reference to Exhibit A to Twelfth Supplemental Indenture, dated February 7, 2024, by and between Cencora, Inc. and U.S. Bank Trust Company, National Association, as trustee, related to the Registrant’s 5.125% Senior Notes due 2034, which is filed as Exhibit 4.1 to the Registrant’s Current Report on Form 8-K filed on February 7, 2024).

4.14
Thirteenth Supplemental Indenture, dated December 9, 2024, by and between Cencora, Inc. and U.S. Bank Trust Company, National Association (including Form of 4.625% Senior Notes due 2027) (incorporated by reference to Exhibit 4.1 to the Registrant’s Current Report on Form 8-K filed on December 10, 2024).

4.15
Form of 4.625% Senior Notes due 2027 (incorporated by reference to Exhibit A to Thirteenth Supplemental Indenture, dated December 9, 2024, by and between Cencora, Inc. and U.S. Bank Trust Company, National Association, as trustee, related to the Registrant’s 4.625% Senior Notes due 2027, which is filed as Exhibit 4.1 to the Registrant’s Current Report on Form 8-K filed on December 10, 2024).

4.16
Fourteenth Supplemental Indenture, dated December 9, 2024, by and between Cencora, Inc. and U.S. Bank Trust Company, National Association (including Form of 4.850% Senior Notes due 2029) (incorporated by reference to Exhibit 4.2 to the Registrant’s Current Report on Form 8-K filed on December 10, 2024).

Exhibit Number	Description
4.17
Form of 4.850% Senior Notes due 2029 (incorporated by reference to Exhibit A to Fourteenth Supplemental Indenture, dated December 9, 2024, by and between Cencora, Inc. and U.S. Bank Trust Company, National Association, as trustee, related to the Registrant’s 4.850% Senior Notes due 2029, which is filed as Exhibit 4.2 to the Registrant’s Current Report on Form 8-K filed on December 10, 2024).

4.18
Fifteenth Supplemental Indenture, dated December 9, 2024, by and between Cencora, Inc. and U.S. Bank Trust Company, National Association (including Form of 5.150% Senior Notes due 2035) (incorporated by reference to Exhibit 4.3 to the Registrant’s Current Report on Form 8-K filed on December 10, 2024).

4.19
Form of 5.150% Senior Notes due 2035 (incorporated by reference to Exhibit A to Fifteenth Supplemental Indenture, dated December 9, 2024, by and between Cencora, Inc. and U.S. Bank Trust Company, National Association, as trustee, related to the Registrant’s 5.150% Senior Notes due 2035, which is filed as Exhibit 4.3 to the Registrant’s Current Report on Form 8-K filed on December 10, 2024).

4.20
Sixteenth Supplemental Indenture, dated May 22, 2025, by and among Cencora, Inc., U.S. Bank Europe DAC, U.K. Branch and U.S. Bank Trust Company, National Association (including Form of 2.875% Senior Notes due 2028) (incorporated by reference to Exhibit 4.1 to the Registrant’s Current Report on Form 8-K filed on May 22, 2025).

4.21
Form of 2.875% Senior Notes due 2028 (incorporated by reference to Exhibit A to Sixteenth Supplemental Indenture, dated May 22, 2025, by and among Cencora, Inc., U.S. Bank Europe DAC, U.K. Branch, as paying agent, and U.S. Bank Trust Company, National Association, as trustee, related to the Registrant’s 2.875% Senior Notes due 2028, which is filed as Exhibit 4.1 to the Registrant’s Current Report on Form 8-K filed on May 22, 2025).

4.22
Seventeenth Supplemental Indenture, dated May 22, 2025, by and among Cencora, Inc., U.S. Bank Europe DAC, U.K. Branch and U.S. Bank Trust Company, National Association (including Form of 3.625% Senior Notes due 2032) (incorporated by reference to Exhibit 4.2 to the Registrant’s Current Report on Form 8-K filed on May 22, 2025).

4.23
Form of 3.625% Senior Notes due 2032 (incorporated by reference to Exhibit A to Seventeenth Supplemental Indenture, dated May 22, 2025, by and among Cencora, Inc., U.S. Bank Europe DAC, U.K. Branch, as paying agent, and U.S. Bank Trust Company, National Association, as trustee, related to the Registrant’s 3.625% Senior Notes due 2032, which is filed as Exhibit 4.2 to the Registrant’s Current Report on Form 8-K filed on May 22, 2025).

4.24	Description of the Registrant's Securities.
‡10.1
Cencora, Inc. Deferred Compensation Plan, effective January 1, 2024 (incorporated by reference to Exhibit 10.3 to the Registrant’s Quarterly Report on Form 10-Q for the fiscal quarter ended December 31, 2023).

‡10.2
AmerisourceBergen Corporation Amended and Restated Employee Stock Purchase Plan, as amended and restated on March 2, 2018 (incorporated by reference to Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q for the fiscal quarter ended March 31, 2018).

‡10.3
AmerisourceBergen Corporation Benefit Restoration Plan, as amended and restated as of December 1, 2013 (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed on December 5, 2013).

‡10.4	AmerisourceBergen Corporation Omnibus Incentive Plan (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed on March 10, 2014).
‡10.5	AmerisourceBergen Corporation 2022 Omnibus Incentive Plan (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed on April 1, 2022).
‡10.6
Form of Restricted Stock Unit Agreement to Non-Employee Director under the AmerisourceBergen Corporation Omnibus Incentive Plan (incorporated by reference to Exhibit 10.3 to the Registrant’s Current Report on form 8-K filed on March 10, 2014).

‡10.7
Form of 2019 Nonqualified Stock Option Award Agreement to Employee under the AmerisourceBergen Corporation Omnibus Incentive Plan (incorporated by reference to Exhibit 10.7 to the Registrant’s Quarterly Report on Form 10-Q for the fiscal quarter ended December 31, 2018).

‡10.8
Form of 2020 Restricted Stock Unit Agreement to Employee under the AmerisourceBergen Corporation Omnibus Incentive Plan (incorporated by reference to Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q for the fiscal quarter ended December 31, 2020).

‡10.9
Form of 2021 Performance Share Award Agreement to Employee under the AmerisourceBergen Corporation Omnibus Incentive Plan (incorporated by reference to Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q for the fiscal quarter ended December 31, 2021).

‡10.10
Form of Restricted Stock Unit Award Agreement to Non-Employee Director under the AmerisourceBergen Corporation 2022 Omnibus Incentive Plan (incorporated by reference to Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q for the fiscal quarter ended June 30, 2022).

‡10.11	AmerisourceBergen Corporation Financial Recoupment Policy (incorporated by reference to Exhibit 10.10 to the Registrant’s Quarterly Report on Form 10-Q for the fiscal quarter ended December 31, 2018).

Exhibit Number	Description
‡10.12
Form of Restricted Stock Unit Award Agreement to Employee under the AmerisourceBergen Corporation 2022 Omnibus Incentive Plan (incorporated by reference to Exhibit 10.23 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended September 30, 2022).

‡10.13
Form of Performance Share Award Unit Award Agreement to Employee under the AmerisourceBergen Corporation 2022 Omnibus Incentive Plan (incorporated by reference to Exhibit 10.24 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended September 30, 2022).

‡10.14	Form of Employment Agreement applicable to executive officers (incorporated by reference to Exhibit 10.3 to the Registrant’s Current Report on Form 8-K filed on January 11, 2019).
‡10.15
Amended and Restated Employment Agreement, dated as of March 12, 2024, between the Company and Robert P. Mauch (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K/A filed on March 15, 2024).

‡10.16
Employment, Transition, and Release Agreement, dated as of March 12, 2024, between the Company and Steven H. Collis (incorporated by reference to Exhibit 10.2 to the Registrant’s Current Report on Form 8-K/A filed on March 15, 2024).

‡10.17
Form of Restricted Stock Unit Award to Executive (2024) under the Registrant's 2022 Omnibus Incentive Plan (incorporated by reference to Exhibit 10.4 to the Registrant’s Quarterly Report on Form 10-Q for the fiscal quarter ended March 31, 2024).

‡10.18	Form of 2024 Employment Agreement applicable to Executive Officers (incorporated by reference to Exhibit 10.3 to the Registrant’s Current Report on Form 8-K filed on August 16, 2024).
‡10.19	Form of Indemnification Agreement (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed on August 16, 2024).
10.20
Amended and Restated Receivables Sale Agreement, dated as of October 16, 2020, among AmeriSource Receivables Financial Corporation, as buyer, and AmerisourceBergen Drug Corporation and ASD Specialty Healthcare, LLC, as originators (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed on October 19, 2020).

10.21
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

10.22
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

10.23
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

10.24
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

10.25
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

10.26
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

10.27
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
10.28
Seventh Amendment to Amended and Restated Receivables Purchase Agreement, dated as of July 17, 2014, among AmeriSource Receivables Financial Corporation, as seller, AmerisourceBergen Drug Corporation, as servicer, the purchaser agents and purchasers party thereto and the Bank of Tokyo-Mitsubishi UFJ, Ltd., New York Branch, as Administrator (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed on July 22, 2014).

10.29
Eighth Amendment to Amended and Restated Receivables Purchase Agreement, dated as of December 5, 2014, by and among AmeriSource Receivables Financial Corporation, as seller, AmerisourceBergen Drug Corporation, as servicer, the purchaser agents and purchasers party thereto, and The Bank of Tokyo-Mitsubishi UFJ, Ltd., New York Branch, as administrator (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed on December 8, 2014).

10.30
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

10.31
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

10.32
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

10.33
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

10.34
Thirteenth Amendment to Amended and Restated Receivables Purchase Agreement, dated as of October 31, 2018, among AmeriSource Receivables Financial Corporation, as seller, AmerisourceBergen Drug Corporation, as servicer, the Purchaser Agents and Purchasers party thereto, and MUFG Bank, Ltd. (f/k/a The Bank of Tokyo-Mitsubishi UFJ, Ltd.), as administrator (incorporated by reference to Exhibit 10.3 to the Registrant’s Current Report on Form 8-K filed on November 6, 2018).

10.35
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

10.36
Fifteenth Amendment to Amended and Restated Receivables Purchase Agreement, dated as of October 16, 2020, among AmeriSource Receivables Financial Corporation, as seller, AmerisourceBergen Drug Corporation, as servicer, the Purchaser Agents and Purchasers party thereto, and MUFG Bank, Ltd., as administrator (incorporated by reference to Exhibit 10.2 to the Registrant’s Current Report on Form 8-K filed on October 19, 2020).

10.37
Omnibus Amendment, dated as of May 13, 2021, constituting (i) the First Amendment to Amended and Restated Receivables Sale Agreement, among AmerisourceBergen Drug Corporation and ASD Specialty Healthcare, LLC, as originators, and Amerisource Receivables Financial Corporation, as buyer and (ii) the Sixteenth Amendment to Amended and Restated Receivables Purchase Agreement, among Amerisource Receivables Financial Corporation, as seller, AmerisourceBergen Drug Corporation, as servicer, the Purchaser Agents and Purchasers party thereto, and MUFG Bank, Ltd., as administrator (incorporated by reference to Exhibit 10.4 to the Registrant’s Current Report on Form 8-K filed on May 14, 2021).

10.38
Seventeenth Amendment to Amended and Restated Receivables Purchase Agreement, dated as of November 4, 2021, among Amerisource Receivables Financial Corporation, as seller, AmerisourceBergen Drug Corporation, as servicer, the Purchaser Agents and Purchasers party thereto, and MUFG Bank, Ltd., as administrator (incorporated by reference to Exhibit 10.3 to the Registrant’s Current Report on Form 8-K filed on November 8, 2021).

10.39
Eighteenth Amendment to Amended and Restated Receivables Purchase Agreement, dated as of October 21, 2022, among Amerisource Receivables Financial Corporation, as seller, AmerisourceBergen Drug Corporation, as servicer, the Purchaser Agents and Purchasers party thereto, and MUFG Bank, Ltd., as administrator (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed on October 24, 2022).

10.40
Nineteenth Amendment to Amended and Restated Receivables Purchase Agreement, dated as of May 3, 2023, among Amerisource Receivables Financial Corporation, as seller, AmerisourceBergen Drug Corporation, as servicer, the Purchaser Agents and Purchasers party thereto, and MUFG Bank, Ltd., as administrator (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed on May 5, 2023).

Exhibit Number	Description
10.41
Omnibus Amendment, dated as of April 17, 2024, constituting (i) the Twentieth Amendment to Amended and Restated Receivables Purchase Agreement among Amerisource Receivables Financial Corporation, as seller, AmerisourceBergen Drug Corporation, as servicer, the purchaser agents and purchasers party thereto, and MUFG Bank, Ltd., as administrator, (ii) the Second Amendment to Amended and Restated Receivables Sale Agreement among Amerisource Receivables Financial Corporation, as buyer, and AmerisourceBergen Drug Corporation and ASD Specialty Healthcare, LLC, as originators, and (iii) the First Amendment to Second Amended and Restated Performance Undertaking made by Cencora, Inc., as performance guarantor, in favor of Amerisource Receivables Financial Corporation, as buyer (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Form 8-K filed on April 23, 2024).

10.42
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

10.43
Twenty-Second Amendment to Amended and Restated Receivables Purchase Agreement, dated as of June 30, 2025, among Amerisource Receivables Financial Corporation, as seller, AmerisourceBergen Drug Corporation, as servicer, the Purchaser Agents and Purchasers party thereto, and MUFG Bank, Ltd., as administrator (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed on July 3, 2025).

10.44
Second Amended and Restated Performance Undertaking Agreement, dated as of October 16, 2020, executed by AmerisourceBergen Corporation, as performance guarantor (incorporated by reference to Exhibit 10.3 to the Registrant’s Current Report on Form 8-K filed on October 19, 2020).

10.45
Amended and Restated Credit Agreement, dated as of June 4, 2025, among Cencora, Inc., the borrowing subsidiaries party thereto, the lenders party thereto, and JPMorgan Chase Bank, N.A., as Administrative Agent (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed on June 6, 2025).

10.46
Term Credit Agreement, dated as of November 26, 2024, among Cencora, Inc., the lenders party thereto and Bank of America, N.A., as Administrative Agent (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed on November 27, 2024).

10.47
Amendment No. 1 to Term Credit Agreement, dated as of June 4, 2025, among the Company, the lenders party thereto and Bank of America, N.A., as administrative agent (incorporated by reference to Exhibit 10.2 to the Registrant’s Current Report on Form 8-K filed on June 6, 2025).

10.48
Amendment No. 2 to Term Credit Agreement, dated as of September 5, 2025, among the Company, the lenders party thereto, and Bank of America, N.A., as administrative agent (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed on September 9, 2025).

10.49
Uncommitted Money Market Line Credit Agreement, dated as of June 10, 2022, between the Registrant and Société Générale, acting through its New York Branch, as lender (incorporated by reference to Exhibit 10.5 to the Registrant’s Quarterly Report on Form 10-Q for the fiscal quarter ended December 31, 2024).

10.50
Amendment No. 1 to Uncommitted Money Market Line Credit Agreement, dated as of February 3, 2025, between the Registrant and Société Générale, acting through its New York Branch, as lender (incorporated by reference to Exhibit 10.6 to the Registrant’s Quarterly Report on Form 10-Q for the fiscal quarter ended December 31, 2024).

10.51
Amendment No. 2 to Uncommitted Money Market Line Credit Agreement, dated as of September 5, 2025, between the Company and Société Générale, acting through its New York Branch, as lender (incorporated by reference to Exhibit 10.2 to the Registrant’s Current Report on Form 8-K filed on September 9, 2025).

10.52
Uncommitted Facility Letter and Supplement of Additional Terms, dated as of July 31, 2025, by and between the Registrant and BNP Paribas (incorporated by reference to Exhibit 10.5 to the Registrant’s Quarterly Report on Form 10-Q for the fiscal quarter ended June 30, 2025).

10.53
Distributor Settlement Agreement, dated as of March 25, 2022, between and among the Settling States, the Settling Distributors, and the Participating Subdivisions (as defined therein) (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K/A filed on May 3, 2022).

19	Insider Trading Policy
21	Subsidiaries of the Registrant.
23	Consent of Ernst & Young LLP, Independent Registered Public Accounting Firm.
31.1	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer.
31.2	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer.
32	Section 1350 Certifications of the Chief Executive Officer and Chief Financial Officer.
97	Dodd-Frank Compensation Recoupment Policy (incorporated by reference to Exhibit 97 to the Registrant’s Annual Report on Form 10-K filed on November 21, 2023).
101	Financial statements from the Annual Report on Form 10-K of Cencora, Inc. for the fiscal year ended September 30, 2025, formatted in Inline Extensible Business Reporting Language (iXBRL): (i) the Consolidated Balance Sheets, (ii) the Consolidated Statements of Operations, (iii) the Consolidated Statements of Comprehensive Income, (iv) the Consolidated Statements of Changes in Stockholders' Equity, (v) the Consolidated Statements of Cash Flows, and (vi) the Notes to Consolidated Financial Statements.

Exhibit Number	Description
104	Cover Page Interactive Data File (formatted as inline XBRL and contained in Exhibit 101).
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

CENCORA, INC.

Date: November 25, 2025	By:	/s/ ROBERT P. MAUCH
Robert P. Mauch
President, Chief Executive Officer, and Director

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below as of November 25, 2025 by the following persons on behalf of the Registrant and in the capacities indicated.

Signature	Title

/s/ ROBERT P. MAUCH	President, Chief Executive Officer, and Director
Robert P. Mauch	(Principal Executive Officer)

/s/ JAMES F. CLEARY	Executive Vice President and Chief Financial Officer
James F. Cleary	(Principal Financial Officer)

/s/ LAZARUS KRIKORIAN	Senior Vice President and Chief Accounting Officer
Lazarus Krikorian	(Principal Accounting Officer)

/s/ WERNER BAUMANN	Director
Werner Baumann

/s/ FRANK K. CLYBURN	Director
Frank K. Clyburn

/s/ D. MARK DURCAN	Chair and Director
D. Mark Durcan

/s/ LON R. GREENBERG	Director
Lon R. Greenberg

/s/ LORENCE H. KIM, M.D.	Director
Lorence H. Kim, M.D.

/s/ REDONDA G. MILLER, M.D.	Director
Redonda G. Miller, M.D.

/s/ DENNIS M. NALLY	Director
Dennis M. Nally

Signature	Title

/s/ LORI J. RYERKERK	Director
Lori J. Ryerkerk

/s/ LAUREN M. TYLER	Director
Lauren M. Tyler

CENCORA, INC. AND SUBSIDIARIES
SCHEDULE II — VALUATION AND QUALIFYING ACCOUNTS

(In thousands)	Balance at Beginning of Period	Charged to Costs and Expenses (1)	Deductions (2)	Balance at End of Period
Year Ended September 30, 2025
Allowances for returns and credit losses	$1,308,018	$6,298,400	$(5,810,246)	$1,796,172

Year Ended September 30, 2024
Allowances for returns and credit losses	$1,433,396	$4,488,174	$(4,613,552)	$1,308,018

Year Ended September 30, 2023
Allowances for returns and credit losses	$1,626,729	$4,846,067	$(5,039,400)	$1,433,396
__________________________________________________________

(1)Represents the provision for returns and credit losses.
(2)Represents reductions to the returns allowance and accounts receivable written off during year, net of recoveries.