Form 10-Q
period 2025-12-31
Cencora, Inc.
filed 2026-02-04
CIK 1140859

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE QUARTERLY PERIOD ENDED December 31, 2025
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

The number of shares of common stock of Cencora, Inc. outstanding as of January 31, 2026 was 194,530,682.

CENCORA, INC.

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS
This Quarterly Report on Form 10-Q contains “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). These forward-looking statements may include, without limitation, statements regarding our financial position, business strategy and the plans and objectives of management for our future operations; future liabilities and other obligations; anticipated trends and prospects in the industries in which our business operates; new products, services and related strategies; and capital allocation, including share repurchases and dividends. These statements may constitute projections, forecasts and forward-looking statements, and are not guarantees of performance. Such statements can be identified by the fact that they do not relate strictly to historical or current facts. When used in this Quarterly Report on Form 10-Q, words such as “aim,” “anticipate,” “believe,” “can,” “continue,” “could,” “estimate,” “expect,” “intend,” “may,” “might,” “on track,” “opportunity,” “plan,” “possible,” “potential,” “predict,” “project,” “seek,” “should,” “strive,” “sustain,” “synergy,” “target,” “will,” “would” and similar expressions are intended to identify forward-looking statements, but the absence of these words does not mean that a statement is not forward-looking.
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
•risks that acquisitions of or investments in businesses, including the acquisitions of Retina Consultants of America (“RCA”) and OneOncology, LLC (“OneOncology”) fail to achieve expected or targeted future financial and operating performance and results;
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

PART I. FINANCIAL INFORMATION
ITEM I. Financial Statements (Unaudited)
CENCORA, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

(in thousands, except share and per share data)	December 31, 2025	September 30, 2025
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$1,753,122	$4,356,138
Accounts receivable, less allowances for returns and credit losses: December 31, 2025 - $1,835,167; September 30, 2025 - $1,796,172	25,979,920	25,225,299
Inventories	24,078,494	20,492,480
Right to recover assets	1,661,822	1,625,817
Prepaid expenses and other	678,218	539,339
Total current assets	54,151,576	52,239,073

Property and equipment, net	2,450,799	2,539,076
Goodwill	13,730,761	13,676,520
Other intangible assets	3,678,727	3,774,181
Deferred income taxes	206,821	208,810
Other assets	4,142,530	4,152,452

TOTAL ASSETS	$78,361,214	$76,590,112

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$56,063,820	$54,719,761
Accrued expenses and other	2,726,043	2,982,993
Short-term debt	342,276	117,785
Total current liabilities	59,132,139	57,820,539

Long-term debt	7,579,459	7,542,988
Accrued income taxes	351,490	337,631
Deferred income taxes	1,635,670	1,620,724
Accrued litigation liability	3,868,883	3,881,283
Other liabilities	3,697,605	3,639,862
Commitments and contingencies (Note 9)

Stockholders’ equity:
Common stock, $0.01 par value - authorized, issued, and outstanding: December 31, 2025 - 600,000,000 shares, 298,273,894 shares, and 194,521,885 shares September 30, 2025 - 600,000,000 shares, 297,401,863 shares, and 193,937,673 shares	2,983	2,974
Additional paid-in capital	6,273,322	6,204,302
Retained earnings	6,967,358	6,534,227
Accumulated other comprehensive loss	(905,078)	(901,378)
Treasury stock, at cost: December 31, 2025 - 103,752,009 shares; September 30, 2025 - 103,464,190 shares	(10,430,257)	(10,332,106)
Total Cencora, Inc. stockholders’ equity	1,908,328	1,508,019
Noncontrolling interests	187,640	239,066
Total stockholders’ equity	2,095,968	1,747,085

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$78,361,214	$76,590,112
See notes to consolidated financial statements.

CENCORA, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Three months ended December 31,
(in thousands, except per share data)	2025	2024
Revenue	$85,932,016	$81,487,060
Cost of goods sold	82,859,945	78,929,022
Gross profit	3,072,071	2,558,038
Operating expenses:
Distribution, selling, and administrative	1,795,289	1,472,055
Depreciation	134,288	112,712
Amortization	126,113	165,780
Litigation and opioid-related (credit) expenses, net	(86,151)	16,765
Acquisition-related deal and integration expenses	78,419	38,712
Restructuring and other expenses, net	14,166	45,760
Impairment of assets, including goodwill	249,498	—
Operating income	760,449	706,254
Other (income) loss, net	(20,600)	57,874
Interest expense, net	72,409	27,933
Income before income taxes	708,640	620,447
Income tax expense	142,514	126,728
Net income	566,126	493,719
Net income attributable to noncontrolling interests	(6,479)	(5,119)
Net income attributable to Cencora, Inc.	$559,647	$488,600

Earnings per share:
Basic	$2.88	$2.52
Diluted	$2.87	$2.50

Weighted average common shares outstanding:
Basic	194,219	193,758
Diluted	195,319	195,188

Cash dividends declared per share of common stock	$0.60	$0.55

See notes to consolidated financial statements.

CENCORA, INC. AND SUBSIDIARIES
 CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited)

	Three months ended December 31,
(in thousands)	2025	2024
Net income	$566,126	$493,719
Other comprehensive loss
Foreign currency translation adjustments	(6,828)	(424,551)
Other, net	(797)	3,613
Total other comprehensive loss	(7,625)	(420,938)
Total comprehensive income	558,501	72,781
Comprehensive (income) loss attributable to noncontrolling interests	(1,896)	5,313
Comprehensive income attributable to Cencora, Inc.	$556,605	$78,094

See notes to consolidated financial statements.

CENCORA, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY
(Unaudited)

(in thousands, except per share data)	Common Stock	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Treasury Stock	Noncontrolling Interests	Total
September 30, 2025	$2,974	$6,204,302	$6,534,227	$(901,378)	$(10,332,106)	$239,066	$1,747,085
Net income	—	—	559,647	—	—	6,479	566,126
Other comprehensive loss	—	—	—	(3,042)	—	(4,583)	(7,625)
Cash dividends, $0.60 per share	—	—	(126,516)	—	—	—	(126,516)
Exercises of stock options	1	7,597	—	—	—	—	7,598
Share-based compensation expense	—	66,054	—	—	—	—	66,054
Employee tax withholdings related to restricted share vesting	—	—	—	—	(98,151)	—	(98,151)
Acquisitions	—	1,316	—	(658)	—	(53,322)	(52,664)
Other, net	8	(5,947)	—	—	—	—	(5,939)
December 31, 2025	$2,983	$6,273,322	$6,967,358	$(905,078)	$(10,430,257)	$187,640	$2,095,968

(in thousands, except per share data)	Common Stock	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Treasury Stock	Noncontrolling Interests	Total
September 30, 2024	$2,962	$6,030,790	$5,417,139	$(989,118)	$(9,815,835)	$140,804	$786,742
Net income	—	—	488,600	—	—	5,119	493,719
Other comprehensive loss	—	—	—	(410,506)	—	(10,432)	(420,938)
Cash dividends, $0.55 per share	—	—	(110,888)	—	—	—	(110,888)
Exercises of stock options	1	8,107	—	—	—	—	8,108
Share-based compensation expense	—	70,384	—	—	—	—	70,384
Purchases of common stock	—	—	—	—	(388,111)	—	(388,111)
Employee tax withholdings related to restricted share vesting	—	—	—	—	(73,963)	—	(73,963)
Other, net	8	(2,990)	—	—	—	(169)	(3,151)
December 31, 2024	$2,971	$6,106,291	$5,794,851	$(1,399,624)	$(10,277,909)	$135,322	$361,902

See notes to consolidated financial statements.

CENCORA, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Three months ended December 31,
(in thousands)	2025	2024
OPERATING ACTIVITIES
Net income	$566,126	$493,719
Adjustments to reconcile net income to net cash used in operating activities:
Depreciation, including amounts charged to cost of goods sold	135,247	113,629
Amortization, including amounts charged to interest expense	129,024	167,843
Provision for credit losses	13	3,871
Provision (benefit) for deferred income taxes	14,362	(5,077)
Share-based compensation expense	66,054	70,384
LIFO credit	(77,562)	(7,324)
Türkiye highly inflationary impact	8,723	7,666
Impairment of assets, including goodwill	249,498	—
Adjustments to RCA equity units	42,137	—
Loss on divestiture of businesses	—	35,539
Gain on remeasurement of equity investment	(10,501)	(3,480)
Gain on sale of assets	(35,816)	—
Other, net	6,726	7,047
Changes in operating assets and liabilities, excluding the effects of acquisitions and divestitures:
Accounts receivable	(830,752)	(974,256)
Inventories	(3,519,839)	(1,655,165)
Prepaid expenses and other assets	(14,386)	70,310
Accounts payable	1,307,868	(654,165)
Accrued expenses	(328,365)	(338,130)
Income taxes payable and other liabilities	(13,726)	(51,193)
NET CASH USED IN OPERATING ACTIVITIES	(2,305,169)	(2,718,782)
INVESTING ACTIVITIES
Capital expenditures	(119,376)	(105,893)
Cost of acquired companies, net of cash acquired	(219,686)	(9,015)
Proceeds from sale of assets	43,057	—
Cost of equity investments	(10,710)	(182,014)
Non-customer note receivable	—	(34,814)
Other, net	7,400	(11,303)
NET CASH USED IN INVESTING ACTIVITIES	(299,315)	(343,039)
FINANCING ACTIVITIES
Loan and senior notes borrowings	107,720	1,806,028
Loan repayments	(131,709)	(44,950)
Borrowings under revolving and securitization credit facilities	23,791,590	15,454,257
Repayments under revolving and securitization credit facilities	(23,501,389)	(13,427,095)
Purchases of common stock	—	(385,471)
Exercises of stock options	7,598	8,108
Cash dividends on common stock	(126,516)	(110,888)
Employee tax withholdings related to restricted share vesting	(98,151)	(73,963)
Other, net	(5,939)	(16,876)
NET CASH PROVIDED BY FINANCING ACTIVITIES	43,204	3,209,150
EFFECT OF EXCHANGE RATE CHANGES ON CASH, CASH EQUIVALENTS, AND RESTRICTED CASH	(24,576)	(50,235)
(DECREASE) INCREASE IN CASH, CASH EQUIVALENTS, AND RESTRICTED CASH	(2,585,856)	97,094
Cash, cash equivalents, and restricted cash at beginning of period	4,394,549	3,297,880
CASH, CASH EQUIVALENTS, AND RESTRICTED CASH AT END OF PERIOD	$1,808,693	$3,394,974
See notes to consolidated financial statements.

CENCORA, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Note 1. Summary of Significant Accounting Policies
Basis of Presentation
The accompanying financial statements present the consolidated financial position, results of operations, and cash flows of Cencora, Inc. and its subsidiaries, including less-than-wholly-owned subsidiaries in which Cencora, Inc. has a controlling financial interest (the “Company”), as of the dates and for the periods indicated. All significant intercompany accounts and transactions have been eliminated in consolidation.
The accompanying unaudited consolidated financial statements have been prepared in conformity with U.S. generally accepted accounting principles (“GAAP”) for interim financial information and in accordance with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. In the opinion of management, all adjustments (consisting only of normal recurring accruals, except as otherwise disclosed herein) considered necessary to present fairly the financial position as of December 31, 2025 and the results of operations and cash flows for the interim periods ended December 31, 2025 and 2024 have been included. Certain information and disclosures normally included in financial statements presented in accordance with U.S. GAAP, but which are not required for interim reporting purposes, have been omitted. The accompanying unaudited consolidated financial statements should be read in conjunction with the financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the fiscal year ended September 30, 2025.
The preparation of financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect amounts reported in the financial statements and accompanying notes. Actual amounts could differ from these estimated amounts. Certain reclassifications have been made to prior-period amounts to conform to the current year presentation.
New Reporting Structure
The Company undertook a strategic review of its business to ensure alignment with its growth priorities and strategic drivers. As a result of this review, beginning in the first quarter of fiscal 2026, the Company reorganized certain business components within its reporting structure. The Company’s revised reporting structure is comprised of U.S. Healthcare Solutions, International Healthcare Solutions, and Other. The U.S. Healthcare Solutions reportable segment consists of U.S. Human Health (excluding legacy U.S. Consulting Services). The International Healthcare Solutions reportable segment consists of Alliance Healthcare, Innomar, World Courier, and strategic components of PharmaLex. Other, which is not considered a reportable segment, consists of businesses for which the Company has begun to explore strategic alternatives and includes MWI Animal Health, Profarma, U.S. Consulting Services, and the other components of PharmaLex. The Company's previously reported segment results have been revised to conform to its re-aligned reporting structure. Refer to Note 5 and Note 12 for the Company's presentation of goodwill and segment results, respectively, under the new reporting structure.
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
The following represents a reconciliation of cash and cash equivalents in the Consolidated Balance Sheets to cash, cash equivalents, and restricted cash in the Consolidated Statements of Cash Flows:

(amounts in thousands)	December 31, 2025	September 30, 2025	December 31, 2024	September 30, 2024
	(unaudited)		(unaudited)
Cash and cash equivalents	$1,753,122	$4,356,138	$3,224,260	$3,132,648
Restricted cash (included in Prepaid Expenses and Other)	55,571	38,411	103,252	98,596
Restricted cash (included in Other Assets)	—	—	67,462	66,636
Cash, cash equivalents, and restricted cash	$1,808,693	$4,394,549	$3,394,974	$3,297,880

Recently Adopted Accounting Pronouncements
As of December 31, 2025, there were no recently-adopted accounting standards that had a material impact on the Company’s financial position, results of operations, cash flows, or notes to the financial statements upon their adoption.
Recently Issued Accounting Pronouncements Not Yet Adopted
In December 2023, the Financial Accounting Standards Board (“FASB”) issued ASU No. 2023-09, “Income Taxes (Topic 740): Improvements to Income Tax Disclosures (“ASU 2023-09”).” ASU 2023-09 requires entities to provide additional information in their tax rate reconciliation and additional disclosures about income taxes paid by jurisdiction. ASU 2023-09 is effective for annual reporting periods beginning after December 15, 2024, with early adoption permitted. The guidance should be applied prospectively, but entities have the option to apply it retrospectively for each period presented. The Company is evaluating the impact of adopting this new accounting guidance.
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
As part of the acquisition, certain RCA physicians and members of management retained equity in RCA. The Company evaluated the equity unit arrangements to determine if the contingent payments were part of the purchase price or post-acquisition compensation expense, which would be recognized over any future service period. The $694.4 million of contingent consideration for the retained equity units was concluded to be a part of the purchase price and initially recorded at its fair value at the time of the acquisition based on the unit price that the Company paid to acquire RCA times the number of equity units retained by RCA physicians and members of management, and represents a Level 3 fair value measurement. The equity units retained by RCA physicians have an embedded option feature that is a liability classified compensation arrangement and is being expensed ratably over a period of 1.5 years. The fair value of the embedded option feature was determined using a Black-Scholes model that included assumptions for the equity unit value, expected life, and volatility and represents a Level 3 fair value measurement. The Company recognized an expense of $42.1 million related to this embedded option feature and other incentive units granted in connection with the RCA acquisition in Acquisition-Related Deal and Integration Expenses in its Consolidated Statement of Operations for the three months ended December 31, 2025. The Company’s estimated liability related to these equity units was $857.3 million and $815.2 million as of December 31, 2025 and September 30, 2025, respectively, and is recorded in Other Liabilities on the Company’s Consolidated Balance Sheets.
The $393.1 million of contingent consideration represented an initial estimate for RCA’s achievement of certain predefined business objectives in fiscal 2027 and fiscal 2028 and provides for the potential payment to the sellers of up to $500 million in the aggregate. The fair value of this liability was determined based on a weighted probability of the achievement of these objectives and represents a Level 3 fair value measurement. The Company’s estimated liability related to the achievement of these predefined business objectives is $412.6 million as of December 31, 2025 and September 30, 2025 and is recorded in Other Liabilities on the Company’s Consolidated Balance Sheets.

The Company completed the purchase price allocation as of December 31, 2025. The final purchase price has been allocated to the underlying assets acquired and liabilities assumed based upon their estimated fair values at the date of the acquisition in the table that follows:

(in thousands)
Consideration
Cash	$4,042,007
Total estimated contingent consideration	1,087,450
Settlement of a net receivable resulting from a pre-existing commercial relationship	545,738
Estimated fair value of total consideration	$5,675,195

Recognized amounts of identifiable assets acquired and liabilities assumed
Cash and cash equivalents	$143,312
Accounts receivable	450,744
Inventories	110,564
Prepaid expenses and other	12,866
Property and equipment	173,098
Goodwill	4,780,042
Other intangible assets	178,000
Deferred income taxes	40,903
Other assets	182,307
Total assets acquired	$6,071,836

Accounts payable	$72,385
Accrued expenses and other	163,499
Accrued income taxes	4,258
Other liabilities	156,164
Total liabilities assumed	$396,306

Net assets acquired	$5,675,530

Total estimated contingent consideration	(1,087,450)
Settlement of a net receivable resulting from a pre-existing commercial relationship	(545,738)
Noncontrolling interest	(335)
Total cash paid	4,042,007
Cash acquired	(143,312)
Net cash paid	$3,898,695
The estimated fair value of the trade name acquired is $178.0 million and the estimated useful life is 15 years.
Goodwill reflects the intangible assets that do not qualify for separate recognition. Approximately $1,071 million of goodwill resulting from this acquisition is expected to be deductible for income tax purposes.
The Company incurred $65.1 million of acquisition-related costs in connection with this acquisition. These costs were recognized in Acquisition-Related Deal and Integration Expenses in the Company’s Consolidated Statements of Operations in the fiscal year ended September 30, 2025.

Note 3. Variable Interest Entity
The Company has substantial governance rights over Profarma Distribuidora de Produtos Farmacêuticos S.A. (“Profarma”) that allow it to direct the activities that significantly impact Profarma’s economic performance. As such, the Company consolidates the operating results of Profarma in its consolidated financial statements. The Company is not obligated to provide future financial support to Profarma.
The following assets and liabilities of Profarma are included in the Company’s Consolidated Balance Sheets:

(in thousands)	December 31, 2025	September 30, 2025
Cash and cash equivalents	$27,155	$70,796
Accounts receivables, net	304,158	260,759
Inventories	313,575	303,480
Prepaid expenses and other	54,438	55,981
Property and equipment, net	69,570	65,410
Other intangible assets	53,126	53,861
Other long-term assets	96,671	99,519
Total assets	$918,693	$909,806

Accounts payable	$400,242	$349,876
Accrued expenses and other	77,819	71,383
Short-term debt	51,769	116,361
Long-term debt	98,772	65,390
Deferred income taxes	11,386	11,986
Other long-term liabilities	72,331	75,132
Total liabilities	$712,319	$690,128
Profarma’s assets can only be used to settle its obligations, and its creditors do not have recourse to the general credit of the Company.
Note 4. Income Taxes
The Company files income tax returns in U.S. federal, state, and various foreign jurisdictions. As of December 31, 2025, the Company had unrecognized tax benefits, defined as the aggregate tax effect of differences between tax return positions and the benefits recognized in the Company’s financial statements, of $650.1 million ($594.0 million, net of federal benefit). If recognized, $584.1 million of these tax benefits would have reduced income tax expense and the effective tax rate. Included in this amount is $74.0 million of interest and penalties, which the Company records in Income Tax Expense in its Consolidated Statements of Operations. In the three months ended December 31, 2025, unrecognized tax benefits increased by $9.6 million.
The Company’s effective tax rates were 20.1% and 20.4% for the three months ended December 31, 2025 and 2024, respectively. The effective tax rates for the three months ended December 31, 2025 and 2024 were lower than the U.S. statutory rate primarily due to the benefit of income taxed at rates lower than the U.S. statutory rate and tax benefits associated with equity compensation, offset in part by U.S. state income taxes.

Note 5. Goodwill and Other Intangible Assets
In connection with the change in the Company's reporting structure described in Note 1, the Company reallocated goodwill from the U.S. Healthcare Solutions reportable segment to Other based on the reporting units that were transferred. The following is a summary of the changes in the carrying value of goodwill, by reportable segment, for the three months ended December 31, 2025:

(in thousands)	U. S. Healthcare Solutions	International Healthcare Solutions	Other	Total
Goodwill as of September 30, 2025	$11,104,990	$2,571,530	$—	$13,676,520
Reallocated goodwill	(1,421,428)	—	1,421,428	—
Goodwill recognized in connection with acquisitions	140,945	72,617	—	213,562
Purchase accounting adjustments	1,988	—	—	1,988
Goodwill impairment	—	—	(165,665)	(165,665)
Foreign currency translation	—	4,084	272	4,356
Goodwill as of December 31, 2025	$9,826,495	$2,648,231	$1,256,035	$13,730,761
The Company recorded a goodwill impairment of $165.7 million related to its U.S. Consulting Services business that was classified as held for sale as of December 31, 2025.
The following is a summary of other intangible assets:

	December 31, 2025				September 30, 2025
(in thousands)	Weighted Average Remaining Useful Life	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Indefinite-lived trade names		$17,000	$—	$17,000	$17,000	$—	$17,000
Finite-lived:
Customer relationships	12 years	5,232,445	(1,903,803)	3,328,642	5,250,912	(1,860,484)	3,390,428
Trade names and other	12 years	1,473,344	(1,140,259)	333,085	1,457,176	(1,090,423)	366,753
Total other intangible assets		$6,722,789	$(3,044,062)	$3,678,727	$6,725,088	$(2,950,907)	$3,774,181
Amortization expense for finite-lived intangible assets was $126.1 million and $165.8 million in the three months ended December 31, 2025 and 2024, respectively. Amortization expense for finite-lived intangible assets is estimated to be $399.8 million in fiscal 2026, $344.0 million in fiscal 2027, $332.2 million in fiscal 2028, $317.3 million in fiscal 2029, $296.0 million in fiscal 2030, and $2,098.5 million thereafter.

Note 6. Debt
Debt consisted of the following:

(in thousands)	December 31, 2025	September 30, 2025
Multi-currency revolving credit facility due in 2030	$220,000	$—
Receivables securitization facility due in 2028	—	—
Term loan due in 2027	799,177	799,043
Money market facility due in 2027	—	—
Working capital credit facility due in 2026	—	—
$750,000, 3.450% senior notes due 2027	748,360	748,150
$500,000, 4.625% senior notes due 2027	497,615	497,309
€500,000, 2.875% senior notes due 2028	584,652	583,903
$600,000, 4.850% senior notes due 2029	596,804	596,603
$500,000, 2.800% senior notes due 2030	497,327	497,174
$1,000,000, 2.700% senior notes due 2031	994,118	993,838
€500,000, 3.625% senior notes due 2032	582,335	581,685
$500,000, 5.125% senior notes due 2034	495,251	495,104
$700,000, 5.150% senior notes due 2035	695,048	694,909
$500,000, 4.250% senior notes due 2045	495,846	495,792
$500,000, 4.300% senior notes due 2047	494,154	494,088
Alliance Healthcare debt	70,507	1,424
Nonrecourse debt	150,541	181,751
Total debt	7,921,735	7,660,773
Less borrowings outstanding under the multi-currency revolving credit facility	220,000	—
Less Alliance Healthcare current portion	70,507	1,424
Less nonrecourse current portion	51,769	116,361
Long-term debt	$7,579,459	$7,542,988
Multi-Currency Revolving Credit Facility and Commercial Paper Program
    The Company had a $4.5 billion multi-currency senior unsecured revolving credit facility (“Multi-Currency Revolving Credit Facility”) with a syndicate of lenders. In January 2026, the Company amended and restated the Multi-Currency Revolving Credit Facility to increase the aggregate amount of the commitments under this facility to $5.5 billion. The Multi-Currency Revolving Credit Facility is scheduled to expire in June 2030. Interest on borrowings under the Multi-Currency Revolving Credit Facility accrues at specified rates based upon the Company’s debt rating. The Company pays facility fees to maintain the availability under the Multi-Currency Revolving Credit Facility at specified rates based on its debt rating. The Company may choose to repay or reduce its commitments under the Multi-Currency Revolving Credit Facility at any time. The Multi-Currency Revolving Credit Facility contains covenants, including compliance with a financial leverage ratio test, as well as others that impose limitations on, among other things, indebtedness of subsidiaries and asset sales, with which the Company was compliant as of December 31, 2025.
    The Company has a $4.5 billion commercial paper program. The commercial paper program does not increase the Company’s borrowing capacity, and it is fully backed by its Multi-Currency Revolving Credit Facility. The Company may, from time to time, issue short-term promissory notes in an aggregate amount of up to $4.5 billion at any one time. Amounts available under the program may be borrowed, repaid, and re-borrowed from time to time. The maturities on the notes will vary but may not exceed 365 days from the date of issuance. The notes will bear interest, if interest bearing, or will be sold at a discount from their face amounts. There were $220.0 million of borrowings outstanding under the commercial paper program as of December 31, 2025 and none outstanding as of September 30, 2025.

Receivables Securitization Facility
The Company has a $1.5 billion receivables securitization facility (“Receivables Securitization Facility”), which is scheduled to expire in June 2028. The Receivables Securitization Facility has an accordion feature that allows the Company to increase the commitment on the Receivables Securitization Facility by up to $500 million, subject to lender approval. Interest rates are based on prevailing market rates for short-term commercial paper or 30-day Term SOFR, plus a program fee. The Company pays a customary unused fee at prevailing market rates, monthly, to maintain the availability under the Receivables Securitization Facility. The Receivables Securitization Facility contains similar covenants to the Multi-Currency Revolving Credit Facility, with which the Company was compliant as of December 31, 2025. There were no borrowings outstanding under the Receivables Securitization Facility as of December 31, 2025 and September 30, 2025.
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
Money Market Facility
    The Company has an uncommitted, unsecured line of credit available to it pursuant to a money market credit agreement (the “Money Market Facility”) that allows the Company to request short-term unsecured revolving credit loans in a principal amount not to exceed $500 million on or after April 1 and before December 1 of any year and increases to $750 million on or after December 1 and before March 31 of any year. The Money Market Facility may be decreased or terminated by the bank or the Company at any time without prior notice. There were no borrowings outstanding under the Money Market Facility as of December 31, 2025 and September 30, 2025.
Working Capital Credit Facility
The Company has an uncommitted, unsecured line of credit to support its working capital needs (“Working Capital Credit Facility”). The Working Capital Credit Facility provides the Company with the ability to request short-term, unsecured revolving credit loans from time to time in a principal amount not to exceed $500 million. The Working Capital Credit Facility expires in July 2026 and may be decreased or terminated by the bank or the Company at any time without prior notice. There were no borrowings outstanding under the Working Capital Credit Facility as of December 31, 2025 and September 30, 2025.
Multi-Year Term Loan Facility
In January 2026, the Company entered into an agreement pursuant to which it obtained a $1.5 billion delayed draw senior unsecured term loan facility (“Multi-Year Term Loan Facility”) with a syndicate of lenders consisting of a $500 million tranche (“Tranche One”) and a $1.0 billion tranche (“Tranche Two”). Tranche One and Tranche Two mature two years and three years, respectively, from February 2, 2026, the date on which it was drawn. The Multi-Year Term Loan Facility was used to finance a portion of the acquisition of OneOncology (see Note 13).
The Multi-Year Term Loan Facility will bear interest at a rate equal to either a Term SOFR rate or a Daily Simple SOFR rate, plus an applicable margin, or an alternate base rate, plus an applicable margin, in each case based on the Company’s public debt ratings. The Company has also agreed to pay a fee that will, commencing on April 1, 2026, accrue at specified rates based on the Company’s public debt ratings, on the daily amount of unused commitments under the Multi-Year Term Loan Facility. The Company has the right to prepay borrowings under the Multi-Year Term Loan Facility at any time, in whole or in part and without premium or penalty. The Company may also choose to reduce its commitments under the Multi-Year Term Credit Facility at any time.

364-Day Term Loan Facility
In January 2026, the Company entered into an agreement pursuant to which it obtained a $3.0 billion delayed draw senior unsecured term loan facility (the “364-Day Term Loan Facility”) with a syndicate of lenders, which matures 364 days from February 2, 2026, the date on which it was drawn. The 364-Day Term Loan Facility was used to finance a portion of the acquisition of OneOncology.
Interest on borrowings under the 364-Day Term Loan Facility will accrue at a rate equal to either a Term SOFR or a Daily Simple SOFR, plus an applicable margin or an alternate base rate plus an applicable margin, in each case based on the Company’s public debt ratings. The Company has also agreed to pay a fee that will, commencing on April 1, 2026, accrue at specified rates based on the Company’s public debt ratings, on the daily amount of unused commitments under the 364-Day Term Loan Facility. The Company has also agreed to pay a duration fee on the outstanding commitment amount as of May 29, 2026 under the 364-Day Term Loan Facility. The Company also has the right to prepay borrowings under the 364-Day Term Loan Facility at any time, in whole or in part and without premium or penalty.
Alliance Healthcare Debt
Alliance Healthcare debt is comprised of uncommitted revolving credit facilities in various currencies with various rates. A vast majority of the outstanding borrowings as of December 31, 2025 were held in Türkiye. These facilities are used to fund its working capital needs.
Nonrecourse Debt
Nonrecourse debt is comprised of short-term and long-term debt belonging to the Brazil subsidiaries and is repaid solely from the Brazil subsidiaries’ cash flows and such debt agreements provide that the repayment of the loans (and interest thereon) is secured solely by the capital stock, physical assets, contracts, and cash flows of the Brazil subsidiaries.
Note 7. Stockholders’ Equity and Earnings per Share
In March 2024, the Company’s Board of Directors authorized a share repurchase program allowing the Company to purchase up to $2.0 billion of its outstanding shares of common stock, subject to market conditions. In the three months ended December 31, 2025, the Company did not purchase any shares of its common stock. As of December 31, 2025, the Company had $882.2 million of availability under this program.
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
    The following illustrates the components of diluted weighted average shares outstanding for the periods indicated:

	Three months ended December 31,
(in thousands)	2025	2024
Weighted average common shares outstanding - basic	194,219	193,758
Dilutive effect of restricted stock units and stock options	1,100	1,430
Weighted average common shares outstanding - diluted	195,319	195,188
The potentially dilutive restricted stock units that were antidilutive for the three months ended December 31, 2025 and 2024 were 183 thousand and 272 thousand, respectively.

Note 8. Restructuring and Other Expenses, Net
    The following illustrates expenses incurred by the Company relating to Restructuring and Other Expenses, Net for the periods indicated:

	Three months ended December 31,
(in thousands)	2025	2024
Restructuring and employee severance costs, net	$3,678	$19,555
Business transformation efforts	10,126	25,074
Other, net	362	1,131
Total restructuring and other expenses, net	$14,166	$45,760
Restructuring and employee severance costs, net in the three months ended December 31, 2025 primarily included costs associated with workforce reductions, offset in part by a gain on the sale of a facility. Restructuring and employee severance costs, net in the three months ended December 31, 2024 primarily included costs associated with workforce reductions.
Business transformation efforts in the three months ended December 31, 2025 and 2024 included non-recurring expenses related to significant strategic initiatives to improve operational efficiency, including certain technology initiatives. Business transformation efforts in the three months ended December 31, 2024 also included rebranding costs associated with the Company’s name change to Cencora. The majority of these costs are related to services provided by third-party consultants.
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
Starting in December 2017, more than 2,000 cases were transferred to Multidistrict Litigation (“MDL”) proceedings before the United States District Court for the Northern District of Ohio (the “MDL Court”). Since then, several cases filed by government and tribal plaintiffs that were selected as bellwether cases in the MDL have been resolved through trial or settlement. Following trial in two consolidated cases in the United States District Court for the Southern District of West Virginia (the “West Virginia District Court”), the West Virginia District Court entered judgment in favor of the defendants, including the Company. The plaintiffs filed an appeal of the West Virginia District Court’s decision in the United States Court of Appeals for the Fourth Circuit (the “Fourth Circuit”) on August 2, 2022. On October 28, 2025, the Fourth Circuit issued its opinion in the case, vacated the West Virginia District Court’s judgment, and remanded the case back to the West Virginia

District Court for further proceedings consistent with the Fourth Circuit’s opinion. The West Virginia District Court directed the parties to submit additional briefing and scheduled a hearing for March 24, 2026.
On July 21, 2021, the Company announced that it and the two other national pharmaceutical distributors had negotiated a Distributor Settlement Agreement that, if all conditions were satisfied, would result in the resolution of a substantial majority of opioid lawsuits filed by state and local governmental entities. The Distributor Settlement Agreement became effective on April 2, 2022, and as of December 31, 2025, it included 48 of 49 eligible states (the “Settling States”) as well as 99% by population of the eligible political subdivisions in the Settling States. The Distributor Settlement Agreement requires the Company to comply with certain requirements, including the establishment of a clearinghouse that will consolidate data from all three national pharmaceutical distributors. The States of Alabama and West Virginia and their subdivisions and Native American tribes are not a part of the Distributor Settlement Agreement, and the Company has reached separate agreements with those groups.
In Maryland, a trial commenced on September 16, 2024 in a case filed by the Mayor and City Council of Baltimore in the Circuit Court for Baltimore City (the “Baltimore Circuit Court”). On November 12, 2024, the jury returned a verdict finding ABDC (and another national distributor) liable for public nuisance and assessing approximately $274 million total in compensatory damages, approximately $74 million of which was assessed against ABDC. A second phase of the trial began on December 11, 2024 related to the City of Baltimore’s request for an abatement remedy and proceeded as a bench trial. On June 12, 2025, the Baltimore Circuit Court issued a ruling on the defendants’ post-trial motions relating to the first phase of the trial. The Circuit Court upheld the jury’s finding of liability but granted the defendants a new trial on the extent of damages to correct certain errors and due to the excessive nature of the jury’s damages award. In the alternative, the Baltimore Circuit Court granted remittitur, through which the Baltimore Circuit Court reduced the compensatory damages assessed against ABDC to approximately $14.4 million. The Baltimore Circuit Court issued its ruling regarding the City of Baltimore’s request for abatement on August 8, 2025, assessing approximately $28 million against ABDC for abatement measures, bringing the overall monetary award assessed against ABDC to approximately $42.4 million. On August 14, 2025, the City of Baltimore informed the Baltimore Circuit Court that it would accept the reduced damages award as reflected in the Baltimore Circuit Court’s post-trial ruling, in lieu of a new trial. On September 2, 2025, the Baltimore Circuit Court entered final judgment. In October 2025, ABDC (and the other national distributor) filed a notice of appeal to the Appellate Court of Maryland (the “Maryland Appellate Court”), and the City of Baltimore filed a notice of cross-appeal. In November 2025, both the City of Baltimore and ABDC (and the other national distributor) filed petitions for a writ of certiorari (bypass) with the Supreme Court of Maryland. If the Supreme Court of Maryland grants the petitions, then the appeal will proceed directly in the Supreme Court of Maryland, instead of in the Maryland Appellate Court. The $42.4 million is a component of the Company’s $4.3 billion litigation liability as of December 31, 2025, as described below.
The Company’s accrued litigation liability related to the Distributor Settlement Agreement, including the State of Alabama and an estimate for non-participating government subdivisions (with whom the Company has not reached a settlement agreement), as well as other opioid-related litigation for which it has reached settlement agreements, as described above, was $4.3 billion as of December 31, 2025 and September 30, 2025. The $4.3 billion liability will be paid over 13 years. The Company currently estimates that $426.2 million will be paid prior to December 31, 2026, which is recorded in Accrued Expenses and Other on the Company’s Consolidated Balance Sheet. The remaining long-term liability of $3.9 billion is recorded in Accrued Litigation Liability on the Company’s Consolidated Balance Sheet. While the Company has accrued its estimated liability for opioid litigation, it is unable to estimate the range of possible loss associated with the matters that are not included in the accrual. Because loss contingencies are inherently unpredictable and unfavorable developments or resolutions can occur, the assessment is highly subjective and requires judgments about future events. The Company regularly reviews opioid litigation matters to determine whether its accrual is adequate. The amount of ultimate loss may differ materially from the amount accrued to date. Until such time as otherwise resolved, the Company will continue to litigate and prepare for trial and to vigorously defend itself in all such matters. Since these matters are still developing, the Company is unable to predict the outcome, but the result of these lawsuits could include excessive monetary verdicts and/or injunctive relief that may affect the Company’s operations. Additional lawsuits regarding the distribution of prescription opioid pain medications have been filed and may continue to be filed by a variety of types of plaintiffs, including lawsuits filed by non-governmental or non-political entities and individuals, among others. The Company is vigorously defending itself in the pending lawsuits and intends to vigorously defend itself against any threatened lawsuits or enforcement proceedings.
Since July 2017, the Company has received subpoenas from several U.S. Attorney’s Offices, including grand jury subpoenas from the U.S. Attorney’s Office for the District of New Jersey (“USAO-NJ”) and the U.S. Attorney’s Office for the Eastern District of New York (“USAO-EDNY”). Those subpoenas requested the production of a broad range of documents pertaining to the Company’s distribution of controlled substances through its various subsidiaries, including ABDC, and its diversion control programs. The Company produced documents in response to the subpoenas and engaged in discussions with the various U.S. Attorney’s Offices, including the Health Care and Government Fraud Unit of the Criminal Division of the USAO-NJ, the U.S. Department of Justice Consumer Protection Branch and the U.S. Drug Enforcement Administration, in an

attempt to resolve these matters. On December 29, 2022, the Department of Justice filed a civil complaint (the “Complaint”) against the Company, ABDC, and Integrated Commercialization Services, LLC (“ICS”), a subsidiary of the Company, alleging violations of the Controlled Substances Act. Specifically, the Complaint alleges that the Company negligently failed to report suspicious orders to the Drug Enforcement Administration. In the Complaint, the Department of Justice seeks civil penalties and injunctive relief. This Complaint relates to the aforementioned and previously-disclosed investigations. On March 30, 2023, the Company filed a motion to dismiss the Complaint in its entirety on behalf of itself, ABDC, and ICS. On November 6, 2023, the United States District Court for the Eastern District of Pennsylvania (the “Pennsylvania District Court”) granted in part and denied in part the motion, dismissing with prejudice all claims for civil penalties for Defendants’ alleged violations of the suspicious order reporting requirement prior to October 24, 2018, but otherwise denying the motion. On December 18, 2023, the Company, ABDC and ICS filed an Answer and Affirmative Defenses to the Complaint. On January 23, 2026, the Pennsylvania District Court entered a Second Amended Scheduling Order setting the fact discovery deadline as August 12, 2026 and the expert discovery deadline as March 15, 2027. The Company denies the allegations in the Complaint and intends to defend itself vigorously in the litigation.
Shareholder Securities Litigation
On December 30, 2021, the Lebanon County Employees’ Retirement Fund and Teamsters Local 443 Health Services & Insurance Plan filed a complaint for a purported derivative action in the Delaware Court of Chancery against the Company and certain of its current officers and directors. The complaint alleges claims for breach of fiduciary duty allegedly arising from the Board’s and certain officers’ oversight of the Company’s controlled substance diversion control programs. The defendants moved to dismiss the complaint on March 29, 2022. On December 22, 2022, the Delaware Court of Chancery granted the motion to dismiss. On January 9, 2023, the Plaintiffs filed a Motion for Relief from Judgment and Order Pursuant to Rule 60(b) from the Delaware Chancery Court’s judgment. On January 20, 2023, the Plaintiffs also appealed the ruling to the Delaware Supreme Court. On March 21, 2023, the Delaware Court of Chancery denied the Plaintiffs’ Motion for Relief from Judgment and Order Pursuant to Rule 60(b). On December 18, 2023, the Delaware Supreme Court reversed the dismissal and remanded the case to the Delaware Court of Chancery for further proceedings. On January 12, 2024, the Company’s Board of Directors established a Special Litigation Committee (the “SLC”) and delegated to the SLC the Board’s full authority with respect to the litigation. On March 4, 2024, the Delaware Court of Chancery granted the SLC’s consented-to motion to stay the action pending its investigation of the allegations of the complaint. On July 28, 2025, the SLC notified the Delaware Court of Chancery that the parties had reached an agreement in principle to settle all claims in the action and filed a stipulation to stay the action pending the presentation of a stipulation of settlement for the Delaware Court of Chancery’s approval. The Delaware Court of Chancery granted the stay on July 29, 2025. The parties filed a stipulation of settlement with the Delaware Court of Chancery on August 15, 2025, and the Delaware Court of Chancery held a fairness hearing on November 13, 2025. During the fairness hearing, the Delaware Court of Chancery approved the settlement and dismissed the action with prejudice. The judgment became final on December 15, 2025. Pursuant to the settlement, on December 30, 2025, insurance carriers paid the Company $86.8 million (consisting of the $111.3 million settlement award, net of fees and expenses awarded by the court to plaintiffs’ counsel), which the Company recorded as a credit in Litigation and Opioid-Related (Credit) Expenses, Net in its Consolidated Statement of Operations for the three months ended December 31, 2025.
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
In January 2017, U.S. Bioservices Corporation, a former subsidiary of the Company, received a subpoena for information from the USAO-EDNY relating to its activities in connection with billing for products and making returns of potential overpayments to government payers. A filed qui tam complaint related to the investigation was unsealed in April 2019 and the relator filed an amended complaint under seal in the U.S. District Court for the Eastern District of New York (the “New York District Court”). In December 2019, the government filed a notice that it was declining to intervene. The New York District Court ordered that the relator’s complaint against the Company and other defendants, including AmerisourceBergen Specialty Group, LLC, be unsealed. The relator’s complaint alleged violations of the federal False Claims Act and the false claims acts of various states. The relator filed a second amended complaint, removing one state false claims act count. The Company filed a motion to dismiss the second amended complaint and all briefs on the motion were filed with the New York District Court on October 9, 2020. The motion to dismiss was granted on December 22, 2022. The False Claims Act claims were dismissed with prejudice, and the state claims were dismissed without prejudice. On January 24, 2023, the relator filed Motions to Reconsider Dismissal and For Leave to Amend the Complaint. Response briefs on those motions were filed by the

Company and all briefing was completed on February 15, 2023. On October 17, 2025, the New York District Court denied the relator’s motions. On November 13, 2025, the relator filed a notice of appeal of such denial to the United States Court of Appeals for the Second Circuit (the “Second Circuit”). Pursuant to a scheduling order issued by the Second Circuit, the relator filed its appellant’s brief on January 12, 2026 and the Company’s appellee brief is due to be filed on February 17, 2026.
On March 3, 2022, the United States Attorney’s Office for the Western District of Virginia notified the Company of the existence of a criminal investigation into MWI Veterinary Supply Co. (“MWI”), the Company’s animal health subsidiary, in connection with grand jury subpoenas to which MWI previously responded relating to compliance with state and federal regulatory requirements governing wholesale shipments of animal health products to customers. In October 2024, the Company reached an agreement in principle to resolve these claims. While no agreement has been finalized, pursuant to the agreement in principle the Company recorded a $49.1 million litigation expense accrual in Litigation and Opioid-Related Expenses (Credit), Net in its fiscal 2024 Consolidated Statement of Operations. This liability is included in Accrued Expenses and Other on the Company’s Consolidated Balance Sheet as of December 31, 2025.
Note 10. Antitrust Settlements
Numerous lawsuits have been filed against certain brand pharmaceutical manufacturers alleging that the manufacturer, by itself or in concert with others, took improper actions to delay or prevent generic drugs from entering the market. These lawsuits are generally brought as class actions. The Company has not been named as a plaintiff in these lawsuits but has been a member of the direct purchasers’ class (i.e., those purchasers who purchase directly from these pharmaceutical manufacturers). None of the lawsuits has gone to trial but some have settled in the past with the Company receiving proceeds from the settlement funds. The Company recognized gains related to these lawsuits of $12.2 million and $22.9 million in the three months ended December 31, 2025 and 2024, respectively. These gains, which are net of attorney fees and estimated payments due to other parties, were recorded as reductions to cost of goods sold in the Company’s Consolidated Statements of Operations.
Note 11. Fair Value of Financial Instruments
The recorded amounts of the Company’s cash and cash equivalents, accounts receivable, and accounts payable as of December 31, 2025 and September 30, 2025 approximate fair value based upon the relatively short-term nature of these financial instruments. Within Cash and Cash Equivalents, the Company had no investments in money market accounts as of December 31, 2025 and had $1,864.0 million of investments in money market accounts as of September 30, 2025. The fair value of the money market accounts was determined based upon unadjusted quoted prices in active markets for identical assets, otherwise known as Level 1 inputs.
The recorded amount of long-term debt (see Note 6) and the corresponding fair value as of December 31, 2025 were $7,579.5 million and $7,406.4 million, respectively. The recorded amount of long-term debt and the corresponding fair value as of September 30, 2025 were $7,543.0 million and $7,361.4 million, respectively. The fair value of long-term debt was determined based upon inputs other than quoted prices, otherwise known as Level 2 inputs.

Note 12. Business Segment Information
    The Company is organized geographically based upon the products and services it provides to its customers and reports its results under two reportable segments: U.S. Healthcare Solutions and International Healthcare Solutions. As described in Note 1, Other, which is not considered a reportable segment, consists of businesses for which the Company has begun to explore strategic alternatives.
The chief operating decision maker (“CODM”) of the Company is its President & Chief Executive Officer, whose function is to allocate resources to, and assess the performance of, the Company’s operating segments. The CODM does not review assets by operating segment for the purpose of assessing performance or allocating resources.
The following illustrates reportable and operating segment disaggregated revenue as required by Accounting Standards Codification 606, “Revenue from Contracts with Customer,” for the periods indicated:

	Three months ended December 31,
(in thousands)	2025	2024
U.S. Healthcare Solutions	$76,211,825	$72,555,294
International Healthcare Solutions:
Alliance Healthcare	6,530,697	5,999,200
Other Healthcare Solutions	1,093,276	959,695
Total International Healthcare Solutions	7,623,973	6,958,895
Other:
Animal Health	1,471,317	1,379,985
Other non-strategic businesses	657,630	622,470
Total Other	2,128,947	2,002,455
Intersegment eliminations	(32,729)	(29,584)
Revenue	$85,932,016	$81,487,060
The following illustrates reportable segment cost of goods sold information for the periods indicated:

	Three months ended December 31,
(in thousands)	2025	2024
U.S. Healthcare Solutions	$74,328,262	$71,100,485
International Healthcare Solutions	6,834,551	6,194,653
Other	1,804,466	1,684,783
Intersegment eliminations	(28,509)	(27,860)
Total segment cost of goods sold	$82,938,770	$78,952,061
The following illustrates reportable segment operating expenses information for the periods indicated:

	Three months ended December 31,
(in thousands)	2025	2024
U.S. Healthcare Solutions	$1,052,233	$767,884
International Healthcare Solutions	647,266	599,062
Other	233,064	220,343
Intersegment eliminations	(2,031)	(1,598)
Total segment operating expenses	$1,930,532	$1,585,691

The following illustrates reportable segment operating income information for the periods indicated:

	Three months ended December 31,
(in thousands)	2025	2024
U.S. Healthcare Solutions	$831,330	$686,925
International Healthcare Solutions	142,156	165,180
Other	91,417	97,329
Intersegment eliminations	(2,189)	(126)
Total segment operating income	$1,062,714	$949,308
The following reconciles total segment operating income to income before income taxes for the periods indicated:

	Three months ended December 31,
(in thousands)	2025	2024
Total segment operating income	$1,062,714	$949,308
Gains from antitrust litigation settlements	12,152	22,870
LIFO credit	77,562	7,324
Türkiye highly inflationary impact	(10,889)	(7,155)
Acquisition-related intangibles amortization	(125,158)	(164,856)
Litigation and opioid-related credit (expenses), net	86,151	(16,765)
Acquisition-related deal and integration expenses	(78,419)	(38,712)
Restructuring and other expenses, net	(14,166)	(45,760)
Impairment of assets, including goodwill	(249,498)	—
Operating income	760,449	706,254
Other (income) loss, net	(20,600)	57,874
Interest expense, net	72,409	27,933
Income before income taxes	$708,640	$620,447
Segment operating income is evaluated by the CODM of the Company before gains from antitrust litigation settlements; LIFO credit; Türkiye highly inflationary impact; acquisition-related intangibles amortization; litigation and opioid-related credit (expenses), net; acquisition-related deal and integration expenses; restructuring and other expenses, net; and impairment of assets, including goodwill. All corporate office expenses are allocated to the operating segment level.
Litigation and opioid-related credit (expenses), net in the three months ended December 31, 2025 includes an $86.8 million credit related to a derivative lawsuit settlement (see Note 9).
Other (income) loss, net in the three months ended December 31, 2025 includes a $10.5 million gain on the remeasurement of an equity investment. Other (income) loss, net in the three months ended December 31, 2024 includes a $35.5 million loss on the divestiture of non-core businesses.
The following illustrates depreciation and amortization by reportable segment for the periods indicated:

	Three months ended December 31,
(in thousands)	2025	2024
U.S. Healthcare Solutions	$78,253	$60,882
International Healthcare Solutions	35,815	33,361
Other	21,175	19,393
Acquisition-related intangibles amortization	125,158	164,856
Total depreciation and amortization	$260,401	$278,492
Depreciation and amortization related to property and equipment and intangible assets excludes amortization of deferred financing costs and other debt-related items, which are included in interest expense, net.

The following illustrates capital expenditures by reportable segment for the periods indicated:

	Three months ended December 31,
(in thousands)	2025	2024
U.S. Healthcare Solutions	$66,541	$41,086
International Healthcare Solutions	36,290	50,971
Other	16,545	13,836
Total capital expenditures	$119,376	$105,893
Note 13. Subsequent Event

On February 2, 2026, the Company acquired the majority of the outstanding equity interests that it did not previously own in OneOncology, a physician-led national platform empowering independent medical specialty practices rooted in oncology for a total cash consideration of approximately $4.6 billion. OneOncology’s affiliated practices and management retained a minority interest in OneOncology. The Company funded the transaction through new debt financing (see Note 6 of the Consolidated Notes to Financial Statements). OneOncology’s future operating results will be consolidated as a component of the U.S. Healthcare Solutions reportable segment.

ITEM 2.   Management’s Discussion and Analysis of Financial Condition and Results of Operations
In reviewing this Management’s Discussion and Analysis of Financial Condition and Results of Operations, please note that we face many uncertainties and risks related to various economic, political and regulatory environments in which we operate, both within the U.S. and internationally. Refer to the headings “Item 1A. Risk Factors” in Part I of our Annual Report on Form 10-K for the year ended September 30, 2025, as well as the heading “Cautionary Note Regarding Forward-Looking Statements” above for additional information related to our present business environment.
Recent Developments
New Reporting Structure
We undertook a strategic review of our business to ensure alignment with our growth priorities and strategic drivers. As a result of this review, beginning in the first quarter of fiscal 2026, we reorganized certain business components within our reporting structure. Our revised reporting structure is comprised of U.S. Healthcare Solutions, International Healthcare Solutions, and Other. The U.S. Healthcare Solutions reportable segment consists of U.S. Human Health (excluding legacy U.S. Consulting Services). The International Healthcare Solutions reportable segment consists of Alliance Healthcare, Innomar, World Courier, and strategic components of PharmaLex. Other, which is not considered a reportable segment, consists of businesses for which the Company has begun to explore strategic alternatives and includes MWI Animal Health, Profarma, U.S. Consulting Services, and the other components of PharmaLex. Our previously reported segment results have been revised to conform to our re-aligned reporting structure.
Acquisition
On February 2, 2026, we acquired the majority of the outstanding equity interests that we did not previously own in OneOncology, a physician-led national platform empowering independent medical specialty practices rooted in oncology for a total cash consideration of approximately $4.6 billion. OneOncology’s affiliated practices and management retained a minority interest in OneOncology. We funded the transaction through new debt financing (see Note 6 of the Consolidated Notes to Financial Statements). OneOncology’s future operating results will be consolidated as a component of the U.S. Healthcare Solutions reportable segment.
Executive Summary
    This executive summary provides highlights from the results of operations that follow:
•Revenue increased by $4.4 billion, or 5.5%, from the prior year quarter primarily due to growth in both reportable segments. U.S. Healthcare Solutions’ revenue increased by $3.7 billion, or 5.0%, from the prior year quarter primarily due to overall market growth largely driven by unit volume growth, including increased sales of specialty products to health systems and physician practices and products labeled for diabetes and/or weight loss in the GLP-1 class of $1.0 billion, or 10.9%, offset in part by a decrease in sales due to losses of a grocery customer and an oncology customer. International Healthcare Solutions’ revenue increased by $0.7 billion, or 9.6%, from the prior year quarter primarily due to increased sales at our European distribution business of $0.5 billion from the prior year quarter.
•Gross profit increased by $514.0 million, or 20.1%, from the prior year quarter primarily due to the increase in gross profit in both reportable segments and a $70.2 million increase in the LIFO credit. U.S. Healthcare Solutions’ gross profit increased by $428.8 million, or 29.5%, from the prior year quarter primarily due to the January 2025 acquisition of RCA and increased sales. International Healthcare Solutions’ gross profit increased $25.2 million, or 3.3%, from the prior year quarter primarily due to increases in gross profit at our global specialty logistics business and our European distribution business.
•Total operating expenses increased by $459.8 million, or 24.8%, from the prior year quarter primarily due to the January 2025 acquisition of RCA and an impairment of assets of our U.S. Consulting Services business that is held for sale.
•Total segment operating income increased by $113.4 million, or 11.9%, from the prior year quarter. U.S. Healthcare Solutions’ operating income increased by $144.4 million, or 21.0%, from the prior year quarter due to the January 2025 acquisition of RCA and overall growth. International Healthcare Solutions’ operating income decreased by $23.0 million, or 13.9%, from the prior year quarter.
•Our effective tax rates were 20.1% and 20.4% for the three months ended December 31, 2025 and 2024, respectively. The effective tax rates for the three months ended December 31, 2025 and 2024 were lower than the U.S. statutory rate primarily due to the benefit of income taxed at rates lower than the U.S. statutory rate and tax benefits associated with equity compensation, offset in part by U.S. state income taxes.

Results of Operations
Revenue

	Three months ended December 31,
(dollars in thousands)	2025	2024	Change
U.S. Healthcare Solutions	$76,211,825	$72,555,294	5.0%
International Healthcare Solutions:
Alliance Healthcare	6,530,697	5,999,200	8.9%
Other Healthcare Solutions	1,093,276	959,695	13.9%
Total International Healthcare Solutions	7,623,973	6,958,895	9.6%
Other:
Animal Health	1,471,317	1,379,985	6.6%
Other non-strategic businesses	657,630	622,470	5.6%
Total Other	2,128,947	2,002,455	6.3%
Intersegment eliminations	(32,729)	(29,584)
Revenue	$85,932,016	$81,487,060	5.5%
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
Revenue increased by $4.4 billion, or 5.5%, from the prior year quarter primarily due to growth in both reportable segments.
U.S. Healthcare Solutions’ revenue increased by $3.7 billion, or 5.0%, from the prior year quarter primarily due to overall market growth largely driven by unit volume growth, including increased sales of specialty products to health systems and physician practices and products labeled for diabetes and/or weight loss in the GLP-1 class of $1.0 billion, or 10.9%, offset in part by a decrease in sales due to losses of a grocery customer and an oncology customer.
International Healthcare Solutions’ revenue increased by $0.7 billion, or 9.6%, from the prior year quarter primarily due to increased sales at our European distribution business of $0.5 billion from the prior year quarter.
Revenue in Other increased by $0.1 billion, or 6.3%, from the prior year quarter due to increased sales at our animal health business and our less-than-wholly-owned Brazil distribution business, offset in part by a decrease in sales at our consulting services businesses.
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

Gross Profit

	Three months ended December 31,
(dollars in thousands)	2025	2024	Change
U.S. Healthcare Solutions	$1,883,563	$1,454,809	29.5%
International Healthcare Solutions	789,422	764,242	3.3%
Other	324,481	317,672	2.1%
Intersegment eliminations	(4,220)	(1,724)
Gains from antitrust litigation settlements	12,152	22,870
LIFO credit	77,562	7,324
Türkiye highly inflationary impact	(10,889)	(7,155)
Gross profit	$3,072,071	$2,558,038	20.1%
    Gross profit increased by $514.0 million, or 20.1%, from the prior year quarter primarily due to the increase in gross profit in both reportable segments and a $70.2 million increase in the LIFO credit.
U.S. Healthcare Solutions’ gross profit increased by $428.8 million, or 29.5%, from the prior year quarter primarily due to the January 2025 acquisition of RCA and increased sales. As a percentage of revenue, U.S. Healthcare Solutions’ gross profit margin of 2.47% in the current year quarter increased 46 basis points from the prior year quarter primarily due to the January 2025 acquisition of RCA, offset in part by higher sales of GLP-1 products, which have lower gross profit margins.
International Healthcare Solutions’ gross profit increased $25.2 million, or 3.3%, from the prior year quarter primarily due to increases in gross profit at our global specialty logistics business and our European distribution business.
Gross profit in Other increased by $6.8 million, or 2.1%, from the prior year quarter.
We recognized gains from antitrust litigation settlements with pharmaceutical manufacturers of $12.2 million and $22.9 million in the three months ended December 31, 2025 and 2024, respectively. The gains were recorded as reductions to Cost of Goods Sold (see Note 10 of the Notes to Consolidated Financial Statements).
Our cost of goods sold for interim periods includes a LIFO provision that is recorded ratably on a quarterly basis and is based on our estimated annual LIFO provision. The annual LIFO provision, which we estimate on a quarterly basis, is affected by manufacturer pricing practices, which may be impacted by market and other external influences, expected changes in inventory quantities, and product mix, many of which are difficult to predict. Changes to any of the above factors may have a material impact on our annual LIFO provision. Based on estimates in our current fiscal year LIFO provision, the increase in the LIFO credit in the current year quarter is primarily due to a decline in manufacturer prices related to certain brand pharmaceutical products.
We recognized expense in Cost of Goods Sold of $10.9 million and $7.2 million in the three months ended December 31, 2025 and 2024, respectively, related to the impact of Türkiye highly inflationary accounting driven by the continued weakening of the Turkish Lira.
Operating Expenses

	Three months ended December 31,
(dollars in thousands)	2025	2024	Change
Distribution, selling, and administrative	$1,795,289	$1,472,055	22.0%
Depreciation and amortization	260,401	278,492	(6.5)%
Litigation and opioid-related (credit) expenses, net	(86,151)	16,765
Acquisition-related deal and integration expenses	78,419	38,712
Restructuring and other expenses, net	14,166	45,760
Impairment of assets, including goodwill	249,498	—
Total operating expenses	$2,311,622	$1,851,784	24.8%
Distribution, selling, and administrative expenses increased by $323.2 million, or 22.0%, compared to the prior year quarter primarily due to the January 2025 acquisition of RCA and to support our revenue growth. As a percentage of revenue, distribution, selling, and administrative expenses were 2.09% in the current year quarter and represents an increase of 28 basis points compared to the prior year quarter primarily due to the acquisition of RCA.
Depreciation expense increased 19.1% from the prior year quarter. Amortization expense decreased 23.9% from the prior year quarter due to certain tradenames becoming fully amortized in connection with our company name change to Cencora and the gradual transition away from other tradenames used, which were acquired through prior acquisitions.
Litigation and opioid-related (credit) expenses, net in the three months ended December 31, 2025 and 2024 include legal fees in connection with opioid lawsuits and investigations. Litigation and opioid-related (credit) expenses, net in the three months ended December 31, 2025 also includes an $86.8 million credit related to a derivative lawsuit settlement (see Note 9 of the Consolidated Notes to Financial Statements).
Acquisition-related deal and integration expenses in the three months ended December 31, 2025 included expenses related to our acquisitions of RCA and OneOncology, costs associated with strategic alternatives of certain non-core businesses, and the continued integration of PharmaLex. Acquisition-related deal and integration expenses in the three months ended December 31, 2024 primarily included costs related to the acquisition of RCA and the integration of PharmaLex.
Restructuring and other expenses, net are comprised of the following:

	Three months ended December 31,
(in thousands)	2025	2024
Restructuring and employee severance costs, net	$3,678	$19,555
Business transformation efforts	10,126	25,074
Other, net	362	1,131
Total restructuring and other expenses, net	$14,166	$45,760
Restructuring and employee severance costs, net in the three months ended December 31, 2025 primarily included costs associated with workforce reductions, offset in part by a gain on the sale of a facility. Restructuring and employee severance costs, net in the three months ended December 31, 2024 primarily included costs associated with workforce reductions.
Business transformation efforts in the three months ended December 31, 2025 and 2024 included non-recurring expenses related to significant strategic initiatives to improve operational efficiency, including certain technology initiatives. Business transformation efforts in the three months ended December 31, 2024 also included rebranding costs associated with our name change to Cencora. The majority of these costs are related to services provided by third-party consultants.

We recorded an impairment of assets of $249.5 million, including goodwill, related to our U.S. Consulting Services business that was classified as held for sale as of December 31, 2025.
Operating Income

	Three months ended December 31,
(dollars in thousands)	2025	2024	Change
U.S. Healthcare Solutions	$831,330	$686,925	21.0%
International Healthcare Solutions	142,156	165,180	(13.9)%
Other	91,417	97,329	(6.1)%
Intersegment eliminations	(2,189)	(126)
Total segment operating income	1,062,714	949,308	11.9%

Gains from antitrust litigation settlements	12,152	22,870
LIFO credit	77,562	7,324
Türkiye highly inflationary impact	(10,889)	(7,155)
Acquisition-related intangibles amortization	(125,158)	(164,856)
Litigation and opioid-related credit (expenses), net	86,151	(16,765)
Acquisition-related deal and integration expenses	(78,419)	(38,712)
Restructuring and other expenses, net	(14,166)	(45,760)
Impairment of assets, including goodwill	(249,498)	—
Operating income	$760,449	$706,254	7.7%
U.S. Healthcare Solutions’ operating income increased by $144.4 million, or 21.0%, from the prior year quarter primarily due to the increase in gross profit, as noted above, and was offset in part by the increase in operating expenses. As a percentage of revenue, U.S. Healthcare Solutions’ operating income margin was 1.09% in the current year quarter and represents an increase of 14 basis points from the prior year quarter due to the increase gross profit margin, as described above in the Gross Profit section, offset in part by increase in the operating expense margin.
International Healthcare Solutions’ operating income decreased by $23.0 million, or 13.9%, from the prior year quarter primarily due to lower operating income at our European distribution business, offset in part by an increase in operating income at our global specialty logistics business.
Operating income in Other decreased by $5.9 million, or 6.1%, from the prior year quarter primarily due to lower operating income at our consulting services businesses, offset in part by an increase in operating income at our animal health business.
Other (Income) Loss, Net
Other (income) loss, net in the three months ended December 31, 2025 includes a $14.4 million gain on the foreign currency remeasurement of Swiss deferred tax assets arising from 2020 Swiss tax reform and a $10.5 million gain on the remeasurement of an equity investment. Other (income) loss, net in the three months ended December 31, 2024 includes a $35.5 million loss on the divestiture of non-core businesses and a $15.2 million loss on the foreign currency remeasurement of Swiss deferred tax assets arising from 2020 Swiss tax reform.

Interest Expense, Net

	Three months ended December 31,
	2025		2024
(dollars in thousands)	Amount	Weighted Average Interest Rate	Amount	Weighted Average Interest Rate
Interest expense	$93,363	4.00%	$61,181	3.90%
Interest income	(20,954)	3.56%	(33,248)	5.44%
Interest expense, net	$72,409		$27,933
Interest expense, net increased by $44.5 million, or 159.2%, from the prior year quarter due to the increase in interest expense and a decrease in interest income. The increase in interest expense was primarily due to the issuance of our $1.8 billion of senior notes in December 2024 and the $0.8 billion balance remaining on the variable-rate term loan, which we borrowed in January 2025 to finance a portion of the RCA acquisition, and the issuance of our €1.0 billion of senior notes in May 2025, offset in part by the repayment of our $500 million of senior notes that matured in March 2025. The decrease in interest income was primarily driven by lower investment interest rates in the current year quarter in comparison to the prior year quarter.
Income Tax Expense
Our effective tax rates were 20.1% and 20.4% for the three months ended December 31, 2025 and 2024, respectively. The effective tax rates for the three months ended December 31, 2025 and 2024 were lower than the U.S. statutory rate primarily due to the benefit of income taxed at rates lower than the U.S. statutory rate and tax benefits associated with equity compensation, offset in part by U.S. state income taxes.
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
As of December 31, 2025 and September 30, 2025, our cash and cash equivalents held by foreign subsidiaries were $864.6 million and $957.7 million, respectively. We have the ability to repatriate the majority of our cash and cash equivalents held by our foreign subsidiaries without incurring significant additional taxes upon repatriation.
Our cash balances in the three months ended December 31, 2025 and 2024 were supplemented by intra-period credit facility borrowings to cover short-term working capital needs. The largest amount of intra-period borrowings that was outstanding at any one time under our revolving and securitization credit facilities during the three months ended December 31, 2025 and 2024 was $1.6 billion and $2.1 billion, respectively. We had $23.5 billion and $13.4 billion of cumulative intra-period borrowings that were repaid under our credit facilities during the three months ended December 31, 2025 and 2024, respectively.
Cash Flows
We used $2.3 billion of cash in operations during the three months ended December 31, 2025 compared to $2.7 billion of cash used in operations during the three months ended December 31, 2024, a decrease of $0.4 billion. The timing of cash receipts and disbursements and inventory purchases can significantly impact our working capital. In the three months ended December 31, 2025, the growth of our accounts receivable, inventories, and accounts payable resulted in $3.0 billion of cash used in operations compared to $3.3 billion of cash used in the three months ended December 31, 2024.
During the three months ended December 31, 2025, our operating activities used cash of $2.3 billion and was principally the result of the following:
•An increase in inventories of $3.5 billion to support the increase in business volume and due to seasonal needs;
•An increase in accounts receivable of $0.8 billion primarily due to an increase in sales and the timing of scheduled payments from our customers; and

•A decrease in accrued expenses of $0.3 billion primarily due to the payment of accrued liabilities that were on our Consolidated Balance Sheet as of September 30, 2025.

The cash used in the above items was offset in part by the following:
•An increase in accounts payable of $1.3 billion due to the increase in our inventory balances and the timing of scheduled payments to our suppliers;
•Net income of $0.6 billion; and
•Positive non-cash items of $0.5 billion, which is primarily comprised of a $0.2 billion impairment of assets, including goodwill, depreciation expense of $0.1 billion, and amortization expense of $0.1 billion.
During the three months ended December 31, 2024, our operating activities used cash of $2.7 billion and was principally the result of the following:
•An increase in inventories of $1.7 billion to support the increase in business volume and due to seasonal needs;
•An increase in accounts receivable of $1.0 billion primarily due to an increase in sales and the timing of scheduled payments from our customers; and
•A decrease in accounts payable of $0.7 billion primarily due to the timing of scheduled payments to our suppliers.

The cash used in the above items was offset in part by the following:
•Net income of $0.5 billion; and
•Positive non-cash items of $0.4 billion, which is primarily comprised of amortization expense of $0.2 billion and depreciation expense of $0.1 billion.
We use days sales outstanding, days inventory on hand, and days payable outstanding to evaluate our working capital performance. The below financial metrics are calculated based upon a quarterly average and can be impacted by the timing of cash receipts and disbursements, which can vary significantly depending upon the day of the week on which the period ends.

	Three months ended December 31,
	2025	2024
Days sales outstanding	27.8	27.8
Days inventory on hand	27.8	26.0
Days payable outstanding	59.2	58.5
Our cash flows from operating activities can vary significantly from period to period based upon fluctuations in our period-end working capital account balances. Any changes to payment terms with a key customer or manufacturer supplier could have a material impact to our cash flows from operations. The addition of any new key customer or the loss of an existing key customer could have a material impact on our cash flows from operations.
Operating cash flows during the three months ended December 31, 2025 included $87.9 million of interest payments and $30.9 million of income tax payments, net of refunds. Operating cash flows during the three months ended December 31, 2024 included $48.8 million of interest payments and $29.5 million of income tax payments, net of refunds.
Capital expenditures in the three months ended December 31, 2025 and 2024 were $119.4 million and $105.9 million, respectively. Significant capital expenditures in the three months ended December 31, 2025 and 2024 included investments relating to the continued expansion and enhancement of our distribution network and various technology initiatives.
We currently expect to invest approximately $900 million in capital expenditures during fiscal 2026. Larger 2026 capital expenditures will include investments relating to the continued expansion and enhancement of our distribution network and various technology initiatives.
In addition to capital expenditures, net cash used in investing activities in the three months ended December 31, 2025 included $0.2 billion for acquisitions. In addition to capital expenditures, net cash used in investing activities in the three months ended December 31, 2024 included $0.2 billion for equity investments.
Net cash provided by financing activities of $43.2 million in the three months ended December 31, 2025 principally resulted from the $0.3 billion of net borrowings under our revolving credit facilities to cover seasonal, short-term working capital needs, offset in part by $0.1 billion in cash dividends paid on our common stock and $0.1 billion in purchases of our common stock related to employee tax withholdings related to restricted share vesting.

Net cash provided by financing activities of $3.2 billion in the three months ended December 31, 2024 principally resulted from the $2.0 billion of net borrowings under our revolving credit facilities to cover seasonal, short-term working capital needs and the $1.8 billion issuance of senior notes to finance a portion of the acquisition of RCA, offset in part by $0.4 billion in purchases of our common stock and $0.1 billion in cash dividends paid on our common stock.
Debt and Credit Facility Availability
The following table illustrates our debt structure as of December 31, 2025, including availability under the multi-currency revolving credit facility, the receivables securitization facility, the money market facility, the working capital credit facility, and the Alliance Healthcare debt:

(in thousands)	Outstanding Balance	Additional Availability
Fixed-Rate Debt:
$750,000, 3.450% senior notes due 2027	$748,360	$—
$500,000, 4.625% senior notes due 2027	497,615	—
€500,000, 2.875% senior notes due 2028	584,652	—
$600,000, 4.850% senior notes due 2029	596,804	—
$500,000, 2.800% senior notes due 2030	497,327	—
$1,000,000, 2.700% senior notes due 2031	994,118	—
€500,000, 3.625% senior notes due 2032	582,335	—
$500,000, 5.125% senior notes due 2034	495,251	—
$700,000, 5.150% senior notes due 2035	695,048
$500,000, 4.250% senior notes due 2045	495,846	—
$500,000, 4.300% senior notes due 2047	494,154	—
Nonrecourse debt	52,181	—
Total fixed-rate debt	6,733,691	—

Variable-Rate Debt:
Multi-currency revolving credit facility due in 2030	220,000	4,280,000
Receivables securitization facility due in 2028	—	1,500,000
Term loan due in 2027	799,177	—
Money market facility due in 2027	—	750,000
Working capital credit facility due in 2026	—	500,000
Alliance Healthcare debt	70,507	655,665
Nonrecourse debt	98,360	—
Total variable-rate debt	1,188,044	7,685,665
Total debt	$7,921,735	$7,685,665
We had a $4.5 billion multi-currency senior unsecured revolving credit facility (“Multi-Currency Revolving Credit Facility”) with a syndicate of lenders. In January 2026, we amended and restated the Multi-Currency Revolving Credit Facility to increase the aggregate amount of the commitments under this facility to $5.5 billion. The Multi-Currency Revolving Credit Facility is scheduled to expire in June 2030. Interest on borrowings under the Multi-Currency Revolving Credit Facility accrues at specified rates based upon our debt rating. We pay facility fees to maintain the availability under the Multi-Currency Revolving Credit Facility at specified rates based on our debt rating. We may choose to repay or reduce our commitments under the Multi-Currency Revolving Credit Facility at any time. The Multi-Currency Revolving Credit Facility contains covenants, including compliance with a financial leverage ratio test, as well as others that impose limitations on, among other things, indebtedness of subsidiaries and asset sales, with which we were compliant as of December 31, 2025.

    We have a $4.5 billion commercial paper program. The commercial paper program does not increase our borrowing capacity, and it is fully backed by our Multi-Currency Revolving Credit Facility. We may, from time to time, issue short-term promissory notes in an aggregate amount of up to $4.5 billion at any one time. Amounts available under the program may be borrowed, repaid, and re-borrowed from time to time. The maturities on the notes will vary but may not exceed 365 days from the date of issuance. The notes will bear interest, if interest bearing, or will be sold at a discount from their face amounts. There were $220.0 million of borrowings outstanding under the commercial paper program as of December 31, 2025 and none outstanding as of September 30, 2025.
We have a $1.5 billion receivables securitization facility (“Receivables Securitization Facility”), which is scheduled to expire in June 2028. The Receivables Securitization Facility has an accordion feature that allows us to increase the commitment on the Receivables Securitization Facility by up to $500 million, subject to lender approval. Interest rates are based on prevailing market rates for short-term commercial paper or 30-day Term SOFR, plus a program fee. We pay a customary unused fee at prevailing market rates, monthly, to maintain the availability under the Receivables Securitization Facility. The Receivables Securitization Facility contains similar covenants to the Multi-Currency Revolving Credit Facility, with which we were compliant as of December 31, 2025. There were no borrowings outstanding under the Receivables Securitization Facility as of December 31, 2025 and September 30, 2025.
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
We have an uncommitted, unsecured line of credit available to us pursuant to a money market credit agreement (the “Money Market Facility”) that allows us to request short-term unsecured revolving credit loans in a principal amount not to exceed $500 million on or after April 1 and before December 1 of any year and increases to $750 million on or after December 1 and before March 31 of any year. The Money Market Facility may be decreased or terminated by the bank or us at any time without prior notice. There were no borrowings outstanding under the Money Market Facility as of December 31, 2025 and September 30, 2025.
We have an uncommitted, unsecured line of credit to support our working capital needs (“Working Capital Credit Facility”). The Working Capital Credit Facility provides us with the ability to request short-term, unsecured revolving credit loans from time to time in a principal amount not to exceed $500 million. The Working Capital Credit Facility expires in July 2026 and may be decreased or terminated by the bank or us at any time without prior notice. There were no borrowings outstanding under the Working Capital Credit Facility as of December 31, 2025 and September 30, 2025.
In January 2026, we entered into an agreement pursuant to which we obtained a $1.5 billion delayed draw senior unsecured term loan facility (“Multi-Year Term Loan Facility”) with a syndicate of lenders consisting of a $500 million tranche (“Tranche One”) and a $1.0 billion tranche (“Tranche Two”). Tranche One and Tranche Two mature two years and three years, respectively, from February 2, 2026, the date on which it was drawn. The Multi-Year Term Loan Facility was used to finance a portion of the acquisition of OneOncology (see Note 13 of the Consolidated Notes to Financial Statements).
The Multi-Year Term Loan Facility will bear interest at a rate equal to either a Term SOFR rate or a Daily Simple SOFR rate, plus an applicable margin, or an alternate base rate, plus an applicable margin, in each case based on our public debt ratings. We have also agreed to pay a fee that will, commencing on April 1, 2026, accrue at specified rates based on our public debt ratings, on the daily amount of unused commitments under the Multi-Year Term Loan Facility. We have the right to prepay borrowings under the Multi-Year Term Loan Facility at any time, in whole or in part and without premium or penalty. We may also choose to reduce our commitments under the Multi-Year Term Credit Facility at any time.

In January 2026, we entered into an agreement pursuant to which we obtained a $3.0 billion delayed draw senior unsecured term loan facility (the “364-Day Term Loan Facility”) with a syndicate of lenders, which matures 364 days from February 2, 2026, the date on which it was drawn. The 364-Day Term Loan Facility was used to finance a portion of the acquisition of OneOncology.
Interest on borrowings under the 364-Day Term Loan Facility will accrue at a rate equal to either a Term SOFR or a Daily Simple SOFR, plus an applicable margin or an alternate base rate plus an applicable margin, in each case based on our public debt ratings. We have also agreed to pay a fee that will, commencing on April 1, 2026, accrue at specified rates based on our public debt ratings, on the daily amount of unused commitments under the 364-Day Term Loan Facility. We have also agreed to pay a duration fee on the outstanding commitment amount as of May 29, 2026 under the 364-Day Term Loan Facility. We also have the right to prepay borrowings under the 364-Day Term Loan Facility at any time, in whole or in part and without premium or penalty.
Alliance Healthcare debt is comprised of uncommitted revolving credit facilities in various currencies with various rates. A vast majority of the outstanding borrowings as of December 31, 2025 were held in Türkiye. These facilities are used to fund its working capital needs.
Nonrecourse debt is comprised of short-term and long-term debt belonging to the Brazil subsidiaries and is repaid solely from the Brazil subsidiaries’ cash flows and such debt agreements provide that the repayment of the loans (and interest thereon) is secured solely by the capital stock, physical assets, contracts, and cash flows of the Brazil subsidiaries.
Share Purchase Programs and Dividends
In March 2024, our Board of Directors (the “Board”) authorized a share repurchase program allowing us to purchase up to $2.0 billion of our outstanding shares of common stock, subject to market conditions. In the three months ended December 31, 2025, we did not purchase any shares of our common stock. As of December 31, 2025, we had $882.2 million of availability under this program.
In November 2025, our Board increased the quarterly dividend paid on common stock by 9% from $0.55 per share to $0.60 per share. We anticipate that we will continue to pay quarterly cash dividends in the future. However, the payment and amount of future dividends remains within the discretion of our Board of Directors and will depend upon future earnings, financial condition, capital requirements, and other factors.
Commitments and Obligations
As discussed and defined in Note 9 of the Notes to Consolidated Financial Statements, on July 21, 2021, it was announced that we and the two other national pharmaceutical distributors had negotiated a Distributor Settlement Agreement. The Distributor Settlement Agreement became effective on April 2, 2022, and as of December 31, 2025, it included 48 of 49 eligible states (the “Settling States”) as well as 99% by population of the eligible political subdivisions in the Settling States. Our accrued litigation liability related to the Distributor Settlement Agreement and an estimate for non-participating government subsidiaries (with whom we have not reached a settlement agreement), as well as other opioid-related litigation for which we have reached settlement agreements on our Consolidated Balance Sheet as of December 31, 2025 is $4.3 billion and is expected to be paid over the next 13 years. We currently estimate that $426.2 million will be paid prior to December 31, 2026. The payment of the aforementioned litigation liability has not and is not expected to have an impact on our ability to pay dividends.
The following is a summary of our contractual obligations for future principal and interest payments on our debt, minimum rental payments on our noncancellable operating leases, and minimum payments on our other commitments as of December 31, 2025:

Payments Due by Period (in thousands)	Debt, Including Interest Payments	Operating Leases	Other Commitments	Total
Within 1 year	$673,660	$322,454	$281,694	$1,277,808
1-3 years	3,201,071	567,238	518,321	4,286,630
4-5 years	1,518,806	418,846	357,327	2,294,979
After 5 years	4,781,442	674,938	392,331	5,848,711
Total	$10,174,979	$1,983,476	$1,549,673	$13,708,128
Included in “Other Commitments” in the above table is $685 million to support our U.S. Healthcare Solutions reportable segment’s primary ERP system upgrade and $594 million for other digital transformation projects.

Our liability for uncertain tax positions was $650.1 million (including interest and penalties) as of December 31, 2025. This liability represents an estimate of tax positions that we have taken in our tax returns which may ultimately not be sustained upon examination by taxing authorities. Since the amount and timing of any future cash settlements cannot be predicted with reasonable certainty, the estimated liability has been excluded from the above contractual obligations table. Our liability for uncertain tax positions as of December 31, 2025 primarily includes an uncertain tax benefit related to the legal accrual for litigation related to the distribution of prescription opioid pain medications, as disclosed in Note 9 of the Notes to Consolidated Financial Statements.
Market and Risks
We have exposure to foreign currency and exchange rate risk from our non-U.S. operations. Our largest exposure to foreign exchange rates exists primarily with the U.K. Pound Sterling, the Euro, the Turkish Lira, the Brazilian Real, and the Canadian Dollar. We use forward contracts to hedge against the foreign currency exchange rate impact on certain intercompany receivable and payable balances. We use foreign currency denominated debt held at the parent level to offset a portion of our foreign currency exchange rate exposure on our net investments in Euro-denominated subsidiaries. We may use derivative instruments to hedge our foreign currency exposure, but not for speculative or trading purposes. Revenue from our foreign operations during the three months ended December 31, 2025 was approximately 10% of our consolidated revenue.
We have market risk exposure to interest rate fluctuations relating to our debt. We manage interest rate risk by using a combination of fixed-rate and variable-rate debt. The amount of variable-rate debt fluctuates during the year based on our working capital requirements. We had $1.2 billion of variable-rate debt outstanding as of December 31, 2025. We periodically evaluate financial instruments to manage our exposure to fixed and variable interest rates. However, there are no assurances that such instruments will be available in the combinations we want and/or on terms acceptable to us. There were no such financial instruments in effect as of December 31, 2025.
We also have market risk exposure to interest rate fluctuations relating to our cash and cash equivalents. We had $1.8 billion in cash and cash equivalents as of December 31, 2025. The unfavorable impact of a hypothetical decrease in interest rates on cash and cash equivalents would be partially offset by the favorable impact of such a decrease on variable-rate debt. For every $100 million of cash invested that is in excess of variable-rate debt, a 10-basis point decrease in interest rates would increase our annual net interest expense by $0.1 million.
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
Inflation in the global and U.S. economies has impacted certain operating expenses. If inflation persists or increases, our operations and financial results could be adversely affected, particularly in certain global markets.
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

ITEM 3.  Quantitative and Qualitative Disclosures About Market Risk
We have no material changes to the disclosures on this matter made in our Annual Report on Form 10-K for the year ended September 30, 2025.
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
Changes in Internal Control over Financial Reporting
During the first quarter of fiscal 2026, there was no change in Cencora, Inc.’s internal control over financial reporting identified in connection with the evaluation required by Rule 13a-15(d) and 15d-15(d) of the Exchange Act that occurred during the quarter ended December 31, 2025 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II.  OTHER INFORMATION
ITEM 1.  Legal Proceedings
See Note 9 (Legal Matters and Contingencies) of the Notes to Consolidated Financial Statements set forth under Item 1 of Part I of this Quarterly Report on Form 10-Q for the Company’s current description of legal proceedings.
ITEM 1A.  Risk Factors
Our significant business risks are described in Item 1A to our Form 10-K for the fiscal year ended September 30, 2025 to which reference is made herein.
ITEM 2.  Unregistered Sales of Equity Securities and Use of Proceeds
(c) Issuer Purchases of Equity Securities
The following table sets forth the number of shares purchased, the average price paid per share, the total number of shares purchased as part of publicly announced programs, and the approximate dollar value of shares that may yet be purchased under the programs during each month in the fiscal quarter ended December 31, 2025. See Note 7, “Stockholders’ Equity and Earnings per Share,” contained in “Notes to Consolidated Financial Statements” in Part I, Item 1 of this Quarterly Report on Form 10-Q for additional information.

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Programs	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Programs
October 1 to October 31	6,847	$327.91	—	$882,238,036
November 1 to November 30	277,668	$341.23	—	$882,238,036
December 1 to December 31	3,304	$350.53	—	$882,238,036
Total	287,819		—
ITEM 3.  Defaults Upon Senior Securities
None.
ITEM 4.  Mine Safety Disclosures
Not applicable.
ITEM 5.  Other Information
Executive Officer Trading Arrangements
During the three months ended December 31, 2025, none of our directors or officers (as defined in Rule 16a-1(f) of the Exchange Act) adopted, modified or terminated any contract, instruction, or written plan for the purchase or sale of our securities that was intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) of the Exchange Act (a “Rule 10b5-1 trading arrangement”) or any non-Rule 10b5-1 trading arrangement (as defined in Item 408(c) of Regulation S-K), except as follows:
Robert P. Mauch, our President and Chief Executive Officer, adopted a Rule 10b5-1 trading arrangement on December 16, 2025, pursuant to which he may sell up to 24,287 shares of the Company’s common stock, including shares to be received upon the exercise of vested stock options, prior to the earlier to occur of October 30, 2026 or completion of all sales under the plan.
Elizabeth S. Campbell, our Executive Vice President and Chief Legal Officer, adopted a Rule 10b5-1 trading arrangement on December 19, 2025, pursuant to which she may sell up to 10,738 shares of the Company's common stock, prior to the earlier to occur of December 18, 2026 or completion of all sales under the plan.
James F. Cleary, our Executive Vice President and Chief Financial Officer, adopted a Rule 10b5-1 trading arrangement on December 19, 2025, pursuant to which he may sell up to 75,000 shares of the Company's common stock, including shares to be received upon the exercise of vested stock options, prior to the earlier to occur of December 31, 2026 or completion of all sales under the plan.

ITEM 6.  Exhibits

    (a)         Exhibits:

Exhibit Number	Description
10.1
Incremental Facility and Amendment Agreement, dated as of January 12, 2026, among the Registrant, the borrowing subsidiaries party thereto, the lenders party thereto and JPMorgan Chase Bank, N.A., as Administrative Agent (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed by the Registrant on January 16, 2026).

10.2
Term Credit Agreement, dated as of January 12, 2026, among the Registrant, the lenders party thereto and JPMorgan Chase Bank, N.A., as Administrative Agent (incorporated by reference to Exhibit 10.2 to the Current Report on Form 8-K filed by the Registrant on January 16, 2026).

10.3
364-Day Term Credit Agreement, dated as of January 12, 2026, among the Registrant, the lenders party thereto and Citibank, N.A., as Administrative Agent (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed by the Registrant on January 16, 2026).

31.1	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer.
31.2	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer.
32	Section 1350 Certifications of Chief Executive Officer and Chief Financial Officer.
101
Financial statements from the Quarterly Report on Form 10-Q of Cencora, Inc. for the quarter ended December 31, 2025, formatted in Inline Extensible Business Reporting Language (iXBRL): (i) the Consolidated Balance Sheets, (ii) the Consolidated Statements of Operations, (iii) the Consolidated Statements of Comprehensive Income, (iv) the Consolidated Statements of Changes in Stockholders’ Equity, (v) the Consolidated Statements of Cash Flows, and (vi) the Notes to Consolidated Financial Statements.

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).

SIGNATURES

    Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CENCORA, INC.

February 4, 2026	/s/ Robert P. Mauch
Robert P. Mauch
President and Chief Executive Officer

February 4, 2026	/s/ James F. Cleary
James F. Cleary
Executive Vice President and Chief Financial Officer