Form 10-Q
period 2026-03-31
Cencora, Inc.
filed 2026-05-06
CIK 1140859

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE QUARTERLY PERIOD ENDED March 31, 2026
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

The number of shares of common stock of Cencora, Inc. outstanding as of April 30, 2026 was 194,561,060.

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

PART I. FINANCIAL INFORMATION
ITEM I. Financial Statements (Unaudited)
CENCORA, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

(in thousands, except share and per share data)	March 31, 2026	September 30, 2025
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$2,176,496	$4,356,138
Accounts receivable, less allowances for returns and credit losses: March 31, 2026 - $1,711,078; September 30, 2025 - $1,796,172	24,893,220	25,225,299
Inventories	20,010,006	20,492,480
Right to recover assets	1,574,708	1,625,817
Prepaid expenses and other	636,815	539,339
Assets held for sale	3,849,666	—
Total current assets	53,140,911	52,239,073

Property and equipment, net	2,805,419	2,539,076
Goodwill	16,452,669	13,676,520
Other intangible assets	6,054,716	3,774,181
Deferred income taxes	192,825	208,810
Other assets	3,005,560	4,152,452

TOTAL ASSETS	$81,652,100	$76,590,112

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$51,881,816	$54,719,761
Accrued expenses and other	3,195,861	2,982,993
Short-term debt	202,660	117,785
Liabilities held for sale	851,949	—
Total current liabilities	56,132,286	57,820,539

Long-term debt	12,182,860	7,542,988
Accrued income taxes	352,768	337,631
Deferred income taxes	1,748,178	1,620,724
Accrued litigation liability	3,856,483	3,881,283
Other liabilities	3,794,575	3,639,862
Commitments and contingencies (Note 10)

Stockholders’ equity:
Common stock, $0.01 par value - authorized, issued, and outstanding: March 31, 2026 - 600,000,000 shares, 298,332,545 shares, and 194,560,641 shares September 30, 2025 - 600,000,000 shares, 297,401,863 shares, and 193,937,673 shares	2,983	2,974
Additional paid-in capital	6,301,973	6,204,302
Retained earnings	8,491,234	6,534,227
Accumulated other comprehensive loss	(961,308)	(901,378)
Treasury stock, at cost: March 31, 2026 - 103,771,904 shares; September 30, 2025 - 103,464,190 shares	(10,437,292)	(10,332,106)
Total Cencora, Inc. stockholders’ equity	3,397,590	1,508,019
Noncontrolling interests	187,360	239,066
Total stockholders’ equity	3,584,950	1,747,085

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$81,652,100	$76,590,112
See notes to consolidated financial statements.

CENCORA, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Three months ended March 31,		Six months ended March 31,
(in thousands, except per share data)	2026	2025	2026	2025
Revenue	$78,355,916	$75,453,673	$164,287,932	$156,940,733
Cost of goods sold	74,767,577	72,393,864	157,627,522	151,322,886
Gross profit	3,588,339	3,059,809	6,660,410	5,617,847
Operating expenses:
Distribution, selling, and administrative	1,977,559	1,600,040	3,772,848	3,072,095
Depreciation	132,136	121,815	266,424	234,527
Amortization	117,156	138,003	243,269	303,783
Litigation and opioid-related expenses (credit), net	13,858	11,524	(72,293)	28,289
Acquisition and divestiture-related deal and integration expenses	164,164	99,380	242,583	138,092
Restructuring and other expenses, net	40,873	52,857	55,039	98,617
Impairment of assets, including goodwill	—	—	249,498	—
Operating income	1,142,593	1,036,190	1,903,042	1,742,444
Other (income) loss, net	(1,086,439)	3,546	(1,107,039)	61,420
Interest expense, net	140,460	103,988	212,869	131,921
Income before income taxes	2,088,572	928,656	2,797,212	1,549,103
Income tax expense	459,044	211,239	601,558	337,967
Net income	1,629,528	717,417	2,195,654	1,211,136
Net loss (income) attributable to noncontrolling interests	11,804	454	5,325	(4,665)
Net income attributable to Cencora, Inc.	$1,641,332	$717,871	$2,200,979	$1,206,471

Earnings per share:
Basic	$8.44	$3.70	$11.32	$6.23
Diluted	$8.40	$3.68	$11.27	$6.18

Weighted average common shares outstanding:
Basic	194,545	193,796	194,383	193,780
Diluted	195,383	195,094	195,352	195,144

Cash dividends declared per share of common stock	$0.60	$0.55	$1.20	$1.10

See notes to consolidated financial statements.

CENCORA, INC. AND SUBSIDIARIES
 CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited)

	Three months ended March 31,		Six months ended March 31,
(in thousands)	2026	2025	2026	2025
Net income	$1,629,528	$717,417	$2,195,654	$1,211,136
Other comprehensive (loss) income
Foreign currency translation adjustments	(50,151)	206,123	(56,979)	(218,428)
Other, net	527	200	(270)	3,813
Total other comprehensive (loss) income	(49,624)	206,323	(57,249)	(214,615)
Total comprehensive income	1,579,904	923,740	2,138,405	996,521
Comprehensive loss (income) attributable to noncontrolling interests	5,198	(8,083)	3,302	(2,770)
Comprehensive income attributable to Cencora, Inc.	$1,585,102	$915,657	$2,141,707	$993,751

See notes to consolidated financial statements.

CENCORA, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY
(Unaudited)

(in thousands, except per share data)	Common Stock	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Treasury Stock	Noncontrolling Interests	Total
December 31, 2025	$2,983	$6,273,322	$6,967,358	$(905,078)	$(10,430,257)	$187,640	$2,095,968
Net income (loss)	—	—	1,641,332	—	—	(11,804)	1,629,528
Other comprehensive (loss) income	—	—	—	(56,230)	—	6,606	(49,624)
Cash dividends, $0.60 per share	—	—	(117,456)	—	—	—	(117,456)
Exercises of stock options	—	649	—	—	—	—	649
Share-based compensation expense	—	28,002	—	—	—	—	28,002
Employee tax withholdings related to restricted share vesting	—	—	—	—	(7,035)	—	(7,035)
Acquisitions	—	—	—	—	—	4,918	4,918
March 31, 2026	$2,983	$6,301,973	$8,491,234	$(961,308)	$(10,437,292)	$187,360	$3,584,950

(in thousands, except per share data)	Common Stock	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Treasury Stock	Noncontrolling Interests	Total
December 31, 2024	$2,971	$6,106,291	$5,794,851	$(1,399,624)	$(10,277,909)	$135,322	$361,902
Net income (loss)	—	—	717,871	—	—	(454)	717,417
Other comprehensive income	—	—	—	197,786	—	8,537	206,323
Cash dividends, $0.55 per share	—	—	(111,188)	—	—	—	(111,188)
Exercises of stock options	1	7,669	—	—	—	—	7,670
Share-based compensation expense	—	28,452	—	—	—	—	28,452
Purchases of common stock	—	—	—	—	(50,383)	—	(50,383)
Employee tax withholdings related to restricted share vesting	—	—	—	—	(3,595)	—	(3,595)
Acquisitions	—	—	—	—	—	23,557	23,557
Other, net	—	(356)	—	—	—	—	(356)
March 31, 2025	$2,972	$6,142,056	$6,401,534	$(1,201,838)	$(10,331,887)	$166,962	$1,179,799

See notes to consolidated financial statements.

CENCORA, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY
(Unaudited)

(in thousands, except per share data)	Common Stock	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Treasury Stock	Noncontrolling Interests	Total
September 30, 2025	$2,974	$6,204,302	$6,534,227	$(901,378)	$(10,332,106)	$239,066	$1,747,085
Net income (loss)	—	—	2,200,979	—	—	(5,325)	2,195,654
Other comprehensive (loss) income	—	—	—	(59,272)	—	2,023	(57,249)
Cash dividends, $1.20 per share	—	—	(243,972)	—	—	—	(243,972)
Exercises of stock options	1	8,246	—	—	—	—	8,247
Share-based compensation expense	—	94,056	—	—	—	—	94,056
Employee tax withholdings related to restricted share vesting	—	—	—	—	(105,186)	—	(105,186)
Acquisitions	—	1,316	—	(658)	—	(48,404)	(47,746)
Other, net	8	(5,947)	—	—	—	—	(5,939)
March 31, 2026	$2,983	$6,301,973	$8,491,234	$(961,308)	$(10,437,292)	$187,360	$3,584,950

(in thousands, except per share data)	Common Stock	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Treasury Stock	Noncontrolling Interests	Total
September 30, 2024	$2,962	$6,030,790	$5,417,139	$(989,118)	$(9,815,835)	$140,804	$786,742
Net income	—	—	1,206,471	—	—	4,665	1,211,136
Other comprehensive loss	—	—	—	(212,720)	—	(1,895)	(214,615)
Cash dividends, $1.10 per share	—	—	(222,076)	—	—	—	(222,076)
Exercises of stock options	2	15,776	—	—	—	—	15,778
Share-based compensation expense	—	98,836	—	—	—	—	98,836
Purchases of common stock	—	—	—	—	(438,494)	—	(438,494)
Employee tax withholdings related to restricted share vesting	—	—	—	—	(77,558)	—	(77,558)
Acquisitions	—	—	—	—	—	23,557	23,557
Other, net	8	(3,346)	—	—	—	(169)	(3,507)
March 31, 2025	$2,972	$6,142,056	$6,401,534	$(1,201,838)	$(10,331,887)	$166,962	$1,179,799

See notes to consolidated financial statements.

CENCORA, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Six months ended March 31,
(in thousands)	2026	2025
OPERATING ACTIVITIES
Net income	$2,195,654	$1,211,136
Adjustments to reconcile net income to net cash (used in) provided by operating activities:
Depreciation, including amounts charged to cost of goods sold	277,549	237,226
Amortization, including amounts charged to interest expense	249,699	308,219
(Benefit) provision for credit losses	(4,872)	12,355
Provision for deferred income taxes	192,769	21,133
Share-based compensation expense	94,056	98,836
LIFO (credit) expense	(287,592)	32,145
Türkiye highly inflationary impact	19,197	26,060
Impairment of assets, including goodwill	249,498	—
Adjustments to RCA and OneOncology equity units	97,582	37,460
Remeasurement gain related to OneOncology acquisition (Note 2)	(1,086,612)	—
Loss on divestiture of businesses	—	35,539
Gain on remeasurement of equity investment	(10,501)	(3,300)
Gain on sale of assets	(36,050)	—
Other, net	1,045	9,814
Changes in operating assets and liabilities, excluding the effects of acquisitions and divestitures:
Accounts receivable	(308,675)	(218,043)
Inventories	(120,202)	34,252
Prepaid expenses and other assets	54,104	94,273
Accounts payable	(2,193,885)	(669,479)
Accrued expenses	(257,394)	(489,470)
Income taxes payable and other liabilities	(91,900)	(145,700)
NET CASH (USED IN) PROVIDED BY OPERATING ACTIVITIES	(966,530)	632,456
INVESTING ACTIVITIES
Capital expenditures	(284,994)	(234,953)
Cost of acquired companies, net of cash acquired	(4,932,036)	(3,947,761)
Proceeds from sale of assets	43,774	—
Cost of equity investments	(19,210)	(192,576)
Non-customer note receivable	20,626	(34,814)
Other, net	(2,376)	(10,558)
NET CASH USED IN INVESTING ACTIVITIES	(5,174,216)	(4,420,662)
FINANCING ACTIVITIES
Senior notes and loan borrowings	4,648,203	3,320,674
Senior notes and loan repayments	(349,493)	(548,565)
Borrowings under revolving and securitization credit facilities	71,004,546	43,631,727
Repayments under revolving and securitization credit facilities	(70,925,495)	(42,948,335)
Purchases of common stock	—	(435,471)
Cash dividends on common stock	(243,972)	(222,076)
Employee tax withholdings related to restricted share vesting	(105,186)	(77,558)
Other, net	(6,832)	(2,984)
NET CASH PROVIDED BY FINANCING ACTIVITIES	4,021,771	2,717,412
EFFECT OF EXCHANGE RATE CHANGES ON CASH, CASH EQUIVALENTS, AND RESTRICTED CASH	(14,825)	(48,520)
DECREASE IN CASH, CASH EQUIVALENTS, AND RESTRICTED CASH, INCLUDING CASH CLASSIFIED WITHIN ASSETS HELD FOR SALE	(2,133,800)	(1,119,314)
LESS: INCREASE IN CASH CLASSIFIED WITHIN ASSETS HELD FOR SALE	(24,487)	—
DECREASE IN CASH, CASH EQUIVALENTS, AND RESTRICTED CASH	(2,158,287)	(1,119,314)
Cash, cash equivalents, and restricted cash at beginning of period	4,394,549	3,297,880
CASH, CASH EQUIVALENTS, AND RESTRICTED CASH AT END OF PERIOD	$2,236,262	$2,178,566
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
The accompanying unaudited consolidated financial statements have been prepared in conformity with U.S. generally accepted accounting principles (“GAAP”) for interim financial information and in accordance with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. In the opinion of management, all adjustments (consisting only of normal recurring accruals, except as otherwise disclosed herein) considered necessary to present fairly the financial position as of March 31, 2026 and the results of operations and cash flows for the interim periods ended March 31, 2026 and 2025 have been included. Certain information and disclosures normally included in financial statements presented in accordance with U.S. GAAP, but which are not required for interim reporting purposes, have been omitted. The accompanying unaudited consolidated financial statements should be read in conjunction with the financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the fiscal year ended September 30, 2025.
The preparation of financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect amounts reported in the financial statements and accompanying notes. Actual amounts could differ from these estimated amounts. Certain reclassifications have been made to prior-period amounts to conform to the current year presentation.
New Reporting Structure
The Company undertook a strategic review of its business to ensure alignment with its growth priorities and strategic drivers. As a result of this review, beginning in the first quarter of fiscal 2026, the Company reorganized certain business components within its reporting structure. The Company’s revised reporting structure is comprised of U.S. Healthcare Solutions, International Healthcare Solutions, and Other. The U.S. Healthcare Solutions reportable segment consists of U.S. Human Health (excluding legacy U.S. Consulting Services). The International Healthcare Solutions reportable segment consists of Alliance Healthcare, Innomar, World Courier, and strategic components of PharmaLex. Other, which is not considered a reportable segment, consists of businesses for which the Company has begun to explore strategic alternatives and includes MWI Animal Health, Profarma, U.S. Consulting Services, and the other components of PharmaLex. The Company’s previously reported segment results have been revised to conform to its re-aligned reporting structure. Refer to Note 6 and Note 13 for the Company’s presentation of goodwill and segment results, respectively, under the new reporting structure.
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
The following represents a reconciliation of cash and cash equivalents in the Consolidated Balance Sheets to cash, cash equivalents, and restricted cash in the Consolidated Statements of Cash Flows:

(amounts in thousands)	March 31, 2026	September 30, 2025	March 31, 2025	September 30, 2024
	(unaudited)		(unaudited)
Cash and cash equivalents	$2,176,496	$4,356,138	$1,978,061	$3,132,648
Restricted cash (included in Prepaid Expenses and Other)	59,766	38,411	132,298	98,596
Restricted cash (included in Other Assets)	—	—	68,207	66,636
Cash, cash equivalents, and restricted cash	$2,236,262	$4,394,549	$2,178,566	$3,297,880

Recently Adopted Accounting Pronouncements
As of March 31, 2026, there were no recently-adopted accounting standards that had a material impact on the Company’s financial position, results of operations, cash flows, or notes to the financial statements upon their adoption.
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
Note 2. Acquisitions
OneOncology Acquisition
On February 2, 2026, the Company acquired the majority of the outstanding equity interests that it did not previously own in OneOncology, a physician-led national platform empowering independent medical specialty practices rooted in oncology, for total fair value consideration of $7,387.1 million, which included cash consideration of $4,648.7 million, $1,934.2 million of fair value of its previously held equity method investment, $752.1 million of estimated contingent consideration for certain OneOncology physicians and members of management that retained an 8% interest in OneOncology, and $52.0 million for the settlement of a receivable resulting from a pre-existing commercial arrangement between the Company and OneOncology. The Company funded the transaction through a combination of new debt financing (see Note 7) and cash on-hand. The Company believes the acquisition of OneOncology allows it to broaden its relationships with community oncology providers and to build on its leadership in specialty pharmaceuticals within its U.S. Healthcare Solutions reportable segment.
The purchase price has been preliminarily allocated to the underlying assets acquired and liabilities assumed based upon their estimated fair values at the date of the acquisition in the table that follows. The allocation as of March 31, 2026 is pending the finalization of the third-party appraisals of intangible assets and corresponding deferred taxes, the finalization of working capital and related account balances, and the lease right-of-use assets and liabilities. There can be no assurance that the estimated amounts recorded as of March 31, 2026 will represent the final purchase price allocation.

(in thousands)
Consideration
Cash	$4,648,720
Fair value of previously held equity method investment in OneOncology	1,934,224
Estimated contingent consideration	752,141
Settlement of a receivable resulting from a pre-existing commercial relationship	51,990
Estimated fair value of total consideration	$7,387,075

Recognized amounts of identifiable assets acquired and liabilities assumed
Cash and cash equivalents	$58,891
Accounts receivable	257,831
Inventories	13,177
Prepaid expenses and other	21,091
Property and equipment	482,389
Goodwill	3,870,747
Other intangible assets	3,072,000
Other assets	643,426
Total assets acquired	$8,419,552

Accounts payable	$19,644
Accrued expenses and other	190,007
Short-term debt	45,358
Long-term debt	323,985
Deferred income taxes	84,179
Other liabilities	364,386
Total liabilities assumed	$1,027,559

Net assets acquired	$7,391,993

Fair value of previously held equity method investment in OneOncology	(1,934,224)
Estimated contingent consideration	(752,141)
Settlement of a receivable resulting from a pre-existing commercial relationship	(51,990)
Noncontrolling interest	(4,918)
Total cash paid	4,648,720
Cash acquired	(58,891)
Net cash paid	$4,589,829
The estimated acquisition date fair value of the Company’s previously held equity method investment in OneOncology was based on the purchase price to acquire the majority of the outstanding equity interests.
As part of the acquisition, certain OneOncology physicians and members of management retained equity in OneOncology. The Company evaluated the equity unit arrangements to determine if the contingent payments were part of the purchase price or post-acquisition compensation expense, which would be recognized over any future service period. The $752.1 million of contingent consideration relates to the retained equity units and represents purchase consideration, as there is no post-acquisition service requirement. The majority of the estimated contingent consideration was recorded at its fair value based on the unit price that the Company paid to acquire OneOncology multiplied by the number of equity units retained by OneOncology physicians and members of management, plus the fair value of an embedded option feature related to these equity units. The fair value of the retained units, including the embedded option feature, represents a Level 3 fair value measurement. The embedded option feature was valued using a Monte Carlo simulation, including assumptions related to the equity unit values, discount rate, and volatility.

The estimated fair value of the intangible assets acquired and the estimated useful lives are as follows:

(in thousands, except useful lives)	Fair Value	Useful Life
Management Service Agreement	$2,750,000	20
Trade name	300,000	15
Developed technology	16,000	5
Acquired Dataset	6,000	3
Total	$3,072,000
Goodwill reflects the intangible assets that do not qualify for separate recognition. Approximately $2,440 million of goodwill resulting from this acquisition is expected to be deductible for income tax purposes.
The Company incurred $54.3 million of acquisition-related costs in connection with this acquisition in the six months ended March 31, 2026. These costs were recognized in Acquisition and Divestiture-Related Deal and Integration Expenses in the Company’s Consolidated Statements of Operations.
The Company’s consolidated results of operations since the acquisition date include $313.7 million of revenue from the Management Services Organization and certain consolidated OneOncology practices. The operating results from the majority of the OneOncology practices are not consolidated. OneOncology’s operating results are consolidated as a component of the U.S. Healthcare Solutions reportable segment (see Note 13).
In connection with the acquisition of OneOncology, the Company recorded a $1,086.6 million gain on the remeasurement of its equity method investment and the extinguishment of the put option liability related to its previously held investment in OneOncology in other (income) loss, net in the three and six months ended March 31, 2026.
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
As part of the acquisition, certain RCA physicians and members of management retained equity in RCA. The Company evaluated the equity unit arrangements to determine if the contingent payments were part of the purchase price or post-acquisition compensation expense, which would be recognized over any future service period. The $694.4 million of contingent consideration for the retained equity units was concluded to be a part of the purchase price and initially recorded at its fair value at the time of the acquisition based on the unit price that the Company paid to acquire RCA times the number of equity units retained by RCA physicians and members of management, and represents a Level 3 fair value measurement. The equity units retained by RCA physicians have an embedded option feature that is a liability classified compensation arrangement and is being expensed ratably over a period of 1.5 years. The fair value of the embedded option feature was determined using a Black-Scholes model that included assumptions for the equity unit value, expected life, and volatility and represents a Level 3 fair value measurement. The Company recognized an expense of $93.9 million related to this embedded option feature and other incentive units granted in connection with the RCA acquisition in Acquisition and Divestiture-Related Deal and Integration Expenses in its Consolidated Statement of Operations for the six months ended March 31, 2026. The Company’s estimated liability related to these equity units was $909.5 million and $815.2 million as of March 31, 2026 and September 30, 2025, respectively, and is recorded in Other Liabilities on the Company’s Consolidated Balance Sheets.
The $393.1 million of contingent consideration represented an initial estimate for RCA’s achievement of certain predefined business objectives in fiscal 2027 and fiscal 2028 and provides for the potential payment to the sellers of up to $500 million in the aggregate. The fair value of this liability was determined based on a weighted probability of the achievement of these objectives and represents a Level 3 fair value measurement. The Company’s estimated liability related to the achievement of these predefined business objectives is $412.6 million and includes $300.0 million in Accrued Expenses and Other and $112.6 million in Other Liabilities on its Consolidated Balance Sheet as of March 31, 2026. The Company’s estimated liability was $412.6 million as of September 30, 2025 and was recorded in Other Liabilities on its Consolidated Balance Sheet.

The Company previously completed the purchase price allocation as of December 31, 2025. The final purchase price has been allocated to the underlying assets acquired and liabilities assumed based upon their estimated fair values at the date of the acquisition in the table that follows:

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
The Company incurred $65.1 million of acquisition-related costs in connection with this acquisition. These costs were recognized in the Company’s Consolidated Statements of Operations in the fiscal year ended September 30, 2025.
Note 3. Assets and Liabilities Held for Sale
The Company entered into an agreement in the second quarter of fiscal 2026 to sell its MWI Animal Health business, an operating segment within Other (see Note 13). In connection with this agreement, the Company concluded that the MWI Animal Health disposal group met the held for sale criteria and classified its assets and liabilities as held for sale as of March 31, 2026. The Company’s assets and liabilities held for sale as of March 31, 2026 also include its U.S. Consulting

Services business, which is included within Other. On April 30, 2026, the Company divested its U.S. Consulting Services business.
Total assets and liabilities of the disposal groups held for sale on the March 31, 2026 Consolidated Balance Sheet are comprised of the following:

(in thousands)
Cash and cash equivalents	$24,487
Accounts receivable, less allowance for credit losses	875,587
Inventories	870,593
Prepaid expenses and other	10,767
Property and equipment, net	143,584
Goodwill	1,255,384
Other intangible assets	546,867
Other assets	122,397
Total assets held for sale	$3,849,666

Accounts payable	$603,456
Accrued expenses and other	84,836
Deferred income taxes	134,334
Other liabilities	29,323
Total liabilities held for sale	$851,949
Note 4. Variable Interest Entity
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
The following assets and liabilities of Profarma are included in the Company’s Consolidated Balance Sheets:

(in thousands)	March 31, 2026	September 30, 2025
Cash and cash equivalents	$10,366	$70,796
Accounts receivables, net	308,577	260,759
Inventories	284,941	303,480
Prepaid expenses and other	54,740	55,981
Property and equipment, net	77,182	65,410
Other intangible assets	51,733	53,861
Other long-term assets	108,359	99,519
Total assets	$895,898	$909,806

Accounts payable	$322,500	$349,876
Accrued expenses and other	68,167	71,383
Short-term debt	77,772	116,361
Long-term debt	122,569	65,390
Deferred income taxes	7,977	11,986
Other long-term liabilities	82,910	75,132
Total liabilities	$681,895	$690,128

Profarma’s assets can only be used to settle its obligations, and its creditors do not have recourse to the general credit of the Company.
Note 5. Income Taxes
The Company files income tax returns in U.S. federal, state, and various foreign jurisdictions. As of March 31, 2026, the Company had unrecognized tax benefits, defined as the aggregate tax effect of differences between tax return positions and the benefits recognized in the Company’s financial statements, of $680.5 million ($622.1 million, net of federal benefit). If recognized, $586.5 million of these tax benefits would have reduced income tax expense and the effective tax rate. Included in this amount is $74.7 million of interest and penalties, which the Company records in Income Tax Expense in its Consolidated Statements of Operations. In the six months ended March 31, 2026, unrecognized tax benefits increased by $40.0 million.
The Company’s effective tax rates were 22.0% and 21.5% for the three and six months ended March 31, 2026, respectively. The Company’s effective tax rates were 22.7% and 21.8% for the three and six months ended March 31, 2025, respectively. The effective tax rates for the three and six months ended March 31, 2026 and 2025 were higher than the U.S. statutory rate primarily due to U.S. state income taxes, offset in part by the benefit of income taxed at rates lower than the U.S. statutory rate and tax benefits associated with equity compensation.
Note 6. Goodwill and Other Intangible Assets
In connection with the change in the Company's reporting structure described in Note 1, the Company reallocated goodwill from the U.S. Healthcare Solutions reportable segment to Other based on the reporting units that were transferred. The following is a summary of the changes in the carrying value of goodwill, by reportable segment, for the six months ended March 31, 2026:

(in thousands)	U. S. Healthcare Solutions	International Healthcare Solutions	Other	Total
Goodwill as of September 30, 2025	$11,104,990	$2,571,530	$—	$13,676,520
Reallocated goodwill	(1,421,428)	—	1,421,428	—
Goodwill recognized in connection with acquisitions	4,149,998	72,617	—	4,222,615
Purchase accounting adjustments	5,813	—	—	5,813
Goodwill impairment	—	—	(165,665)	(165,665)
Goodwill reclassified to assets held for sale (Note 3)	—	—	(1,255,384)	(1,255,384)
Foreign currency translation	—	(30,851)	(379)	(31,230)
Goodwill as of March 31, 2026	$13,839,373	$2,613,296	$—	$16,452,669
The Company recorded a goodwill impairment of $165.7 million related to its U.S. Consulting Services business that was classified as held for sale as of March 31, 2026.
The following is a summary of other intangible assets:

	March 31, 2026				September 30, 2025
(in thousands)	Weighted Average Remaining Useful Life	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Indefinite-lived trade names		$17,000	$—	$17,000	$17,000	$—	$17,000
Finite-lived:
Customer relationships	13 years	4,001,013	(1,317,462)	2,683,551	5,250,912	(1,860,484)	3,390,428
Other intangible assets	19 years	4,159,765	(805,600)	3,354,165	1,457,176	(1,090,423)	366,753
Total other intangible assets		$8,177,778	$(2,123,062)	$6,054,716	$6,725,088	$(2,950,907)	$3,774,181
Amortization expense for finite-lived intangible assets was $117.2 million and $138.0 million in the three months ended March 31, 2026 and 2025, respectively. Amortization expense for finite-lived intangible assets was $243.3 million and $303.8 million in the six months ended March 31, 2026 and 2025, respectively. Amortization expense for finite-lived intangible assets is estimated to be $466.4 million in fiscal 2026, $443.4 million in fiscal 2027, $432.1 million in fiscal 2028, $417.4 million in fiscal 2029, $394.3 million in fiscal 2030, and $4,127.4 million thereafter.

Note 7. Debt
Debt consisted of the following:

(in thousands)	March 31, 2026	September 30, 2025
Multi-currency revolving credit facility due in 2030	$28,744	$—
Receivables securitization facility due in 2028	—	—
Term loan due in 2027	799,300	799,043
Term loan due in 2028	299,630	—
Term loan due in 2029	999,076	—
Money market facility due in 2027	—	—
Working capital credit facility due in 2026	—	—
$750,000, 3.450% senior notes due 2027	748,570	748,150
$500,000, 4.625% senior notes due 2027	497,921	497,309
€500,000, 2.875% senior notes due 2028	572,378	583,903
$500,000, 3.950% senior notes due 2029	496,984	—
$600,000, 4.850% senior notes due 2029	597,006	596,603
$500,000, 2.800% senior notes due 2030	497,480	497,174
$500,000, 4.250% senior notes due 2030	496,108	—
$1,000,000, 2.700% senior notes due 2031	994,398	993,838
€500,000, 3.625% senior notes due 2032	570,009	581,685
$500,000, 4.600% senior notes due 2033	496,502	—
$500,000, 5.125% senior notes due 2034	495,398	495,104
$700,000, 5.150% senior notes due 2035	695,186	694,909
$1,000,000, 4.900% senior notes due 2036	989,677	—
$500,000, 4.250% senior notes due 2045	495,901	495,792
$500,000, 4.300% senior notes due 2047	494,221	494,088
$500,000, 5.650% senior notes due 2056	491,643	—
Alliance Healthcare debt	48,643	1,424
OneOncology physician notes	380,404	—
Nonrecourse debt	200,341	181,751
Total debt	12,385,520	7,660,773
Less borrowings outstanding under the multi-currency revolving credit facility	28,744	—
Less Alliance Healthcare current portion	48,643	1,424
Less OneOncology physician notes current portion	47,501	—
Less nonrecourse current portion	77,772	116,361
Long-term debt	$12,182,860	$7,542,988
Multi-Currency Revolving Credit Facility and Commercial Paper Program
The Company had a $4.5 billion multi-currency senior unsecured revolving credit facility (the “Multi-Currency Revolving Credit Facility”) with a syndicate of lenders. In January 2026, the Company amended and restated the Multi-Currency Revolving Credit Facility to increase the aggregate amount of the commitments under this facility to $5.5 billion. The Multi-Currency Revolving Credit Facility is scheduled to expire in June 2030. Interest on borrowings under the Multi-Currency Revolving Credit Facility accrues at specified rates based upon the Company’s debt rating. The Company pays facility fees to maintain the availability under the Multi-Currency Revolving Credit Facility at specified rates based on its debt rating. The Company may choose to repay or reduce its commitments under the Multi-Currency Revolving Credit Facility at any time. The Multi-Currency Revolving Credit Facility contains covenants, including compliance with a financial leverage ratio test, as well as others that impose limitations on, among other things, indebtedness of subsidiaries and asset sales, with which the Company was compliant as of March 31, 2026. There were $28.7 million of borrowings outstanding under the Multi-Currency Revolving Credit Facility as of March 31, 2026 and none outstanding as of September 30, 2025.

The Company has a $4.5 billion commercial paper program. The commercial paper program does not increase the Company’s borrowing capacity, and it is fully backed by its Multi-Currency Revolving Credit Facility. The Company may, from time to time, issue short-term promissory notes in an aggregate amount of up to $4.5 billion at any one time. Amounts available under the program may be borrowed, repaid, and re-borrowed from time to time. The maturities on the notes will vary but may not exceed 365 days from the date of issuance. The notes will bear interest, if interest bearing, or will be sold at a discount from their face amounts. There were no borrowings outstanding under the commercial paper program as of March 31, 2026 and September 30, 2025.
Receivables Securitization Facility
The Company has a $1.5 billion receivables securitization facility (the “Receivables Securitization Facility”), which is scheduled to expire in June 2028. The Receivables Securitization Facility has an accordion feature that allows the Company to increase the commitment on the Receivables Securitization Facility by up to $500 million, subject to lender approval. Interest rates are based on prevailing market rates for short-term commercial paper or 30-day Term SOFR, plus a program fee. The Company pays a customary unused fee at prevailing market rates, monthly, to maintain the availability under the Receivables Securitization Facility. The Receivables Securitization Facility contains similar covenants to the Multi-Currency Revolving Credit Facility, with which the Company was compliant as of March 31, 2026. There were no borrowings outstanding under the Receivables Securitization Facility as of March 31, 2026 and September 30, 2025.
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
Money Market Facility
    The Company has an uncommitted, unsecured line of credit available to it pursuant to a money market credit agreement (the “Money Market Facility”) that allows the Company to request short-term unsecured revolving credit loans in a principal amount not to exceed $500 million on or after April 1 and before December 1 of any year and increases to $750 million on or after December 1 and before March 31 of any year. The Money Market Facility may be decreased or terminated by the bank or the Company at any time without prior notice. There were no borrowings outstanding under the Money Market Facility as of March 31, 2026 and September 30, 2025.
Working Capital Credit Facility
The Company has an uncommitted, unsecured line of credit to support its working capital needs (the “Working Capital Credit Facility”). The Working Capital Credit Facility provides the Company with the ability to request short-term, unsecured revolving credit loans from time to time in a principal amount not to exceed $500 million. The Working Capital Credit Facility expires in July 2026 and may be decreased or terminated by the bank or the Company at any time without prior notice. There were no borrowings outstanding under the Working Capital Credit Facility as of March 31, 2026 and September 30, 2025.
Term Loans
In January 2026, the Company entered into an agreement pursuant to which it obtained a $1.5 billion delayed draw multi-year senior unsecured term loan facility. In connection with this facility, in February 2026, the Company borrowed $500 million on a variable-rate term loan that matures in February 2028 (the “2028 Term Loan”) and $1.0 billion on a variable-rate term loan that matures in February 2029 (the “2029 Term Loan”) to finance a portion of the acquisition of OneOncology (see Note 2). The Company elected to make principal payments of $200.0 million in March 2026 and $300.0 million in April 2026 to repay the 2028 Term Loan.
The above term loans bear interest at a rate equal to either a Term SOFR rate or a Daily Simple SOFR rate, plus an applicable margin, or an alternate base rate, plus an applicable margin, in each case based on the Company’s public debt ratings. The Company has the right to prepay the term loans at any time, in whole or in part and without premium or penalty.

364-Day Term Loan Facility
In February 2026, the Company borrowed $3.0 billion under a senior unsecured term loan facility (the “364-Day Term Loan Facility”) with a syndicate of lenders. The 364-Day Term Loan Facility was used to finance a portion of the acquisition of OneOncology. In February 2026, the Company repaid the 364-Day Term Loan Facility with the issuance of senior notes (see below) and terminated the 364-Day Term Loan Facility.
Senior Notes
In February 2026, the Company issued the following senior notes (in thousands except for interest rates):

Description	Principal	Interest Rate	Maturity Date	Discount	Effective Yield
2029 Notes	$500,000	3.950%	February 2029	99.880%	3.955%
2030 Notes	$500,000	4.250%	November 2030	99.810%	4.258%
2033 Notes	$500,000	4.600%	February 2033	99.947%	4.602%
2036 Notes	$1,000,000	4.900%	February 2036	99.664%	4.917%
2056 Notes	$500,000	5.650%	February 2056	99.456%	5.681%
Interest on the 2029 Notes, the 2033 Notes, the 2036 Notes, and the 2056 Notes is payable semi-annually in arrears on August 13 and February 13 beginning on August 13, 2026. Interest on the 2030 Notes is payable semi-annually in arrears on May 15 and November 15 beginning on May 15, 2026. The Company used the proceeds from these notes to repay the 364-Day Term Loan Facility.
The senior notes discussed and illustrated in the debt table above are collectively referred to as the “Notes.” Interest on the Notes is payable semiannually in arrears, with the exception of the 2028 Notes and the 2032 Notes, which are paid annually in arrears. Most of the Notes were sold at small discounts to the principal amounts and, therefore, have effective yields that are greater than the stated interest rates in the table above. Costs incurred in connection with the issuance of the Notes were deferred and are being amortized over the terms of the Notes. The indentures governing the Notes contain restrictions and covenants, which include limitations on additional indebtedness; distributions to stockholders; the repurchase of stock and the making of other restricted payments; issuance of preferred stock; creation of certain liens; transactions with subsidiaries and other affiliates; and certain corporate acts such as mergers, consolidations, and the sale of substantially all assets. An additional covenant requires compliance with a financial leverage ratio test. The Company was compliant with all covenants as of March 31, 2026.
Alliance Healthcare Debt
Alliance Healthcare debt is comprised of uncommitted revolving credit facilities in various currencies with various rates. All of the outstanding borrowings as of March 31, 2026 were held in Türkiye. These facilities are used to fund its working capital needs.
OneOncology Physician Notes
OneOncology has promissory notes outstanding with physician practices at various rates and maturities.
Nonrecourse Debt
Nonrecourse debt is comprised of short-term and long-term debt belonging to the Brazil subsidiaries and is repaid solely from the Brazil subsidiaries’ cash flows and such debt agreements provide that the repayment of the loans (and interest thereon) is secured solely by the capital stock, physical assets, contracts, and cash flows of the Brazil subsidiaries.
Note 8. Stockholders’ Equity and Earnings per Share
In March 2024, the Company’s Board of Directors authorized a share repurchase program allowing the Company to purchase up to $2.0 billion of its outstanding shares of common stock, subject to market conditions. In the six months ended March 31, 2026, the Company did not purchase any shares of its common stock. As of March 31, 2026, the Company had $882.2 million of availability under this program.
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

    The following illustrates the components of diluted weighted average shares outstanding for the periods indicated:

	Three months ended March 31,		Six months ended March 31,
(in thousands)	2026	2025	2026	2025
Weighted average common shares outstanding - basic	194,545	193,796	194,383	193,780
Dilutive effect of restricted stock units and stock options	838	1,298	969	1,364
Weighted average common shares outstanding - diluted	195,383	195,094	195,352	195,144
The potentially dilutive restricted stock units that were antidilutive for the three months ended March 31, 2026 and 2025 were 9 thousand and 2 thousand, respectively. The potentially dilutive restricted stock units that were antidilutive for the six months ended March 31, 2026 and 2025 were 96 thousand and 137 thousand, respectively.
Note 9. Restructuring and Other Expenses, Net
    The following illustrates expenses incurred by the Company relating to Restructuring and Other Expenses, Net for the periods indicated:

	Three months ended March 31,		Six months ended March 31,
(in thousands)	2026	2025	2026	2025
Restructuring and employee severance costs, net	$27,828	$25,103	$31,506	$44,658
Business transformation efforts	12,450	26,046	22,576	51,120
Other, net	595	1,708	957	2,839
Total restructuring and other expenses, net	$40,873	$52,857	$55,039	$98,617
Restructuring and employee severance costs, net in the three and six months ended March 31, 2026 primarily included costs associated with workforce reductions. Restructuring and employee severance costs, net in the six months ended March 31, 2026 also included a gain on the sale of a facility. Restructuring and employee severance costs, net in the three and six months ended March 31, 2025 primarily included costs associated with workforce reductions.
Business transformation efforts in the three and six months ended March 31, 2026 and 2025 included non-recurring expenses related to significant strategic initiatives to improve operational efficiency, including certain technology initiatives. Business transformation efforts in the three and six months ended March 31, 2025 also included rebranding costs associated with the Company’s name change to Cencora. The majority of these costs are related to services provided by third-party consultants.
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
Starting in December 2017, more than 2,000 cases were transferred to Multidistrict Litigation (“MDL”) proceedings before the United States District Court for the Northern District of Ohio (the “MDL Court”). Since then, several cases filed by government and tribal plaintiffs that were selected as bellwether cases in the MDL have been resolved through trial or settlement. Following trial in two consolidated cases in the United States District Court for the Southern District of West Virginia (the “West Virginia District Court”), the West Virginia District Court entered judgment in favor of the defendants, including the Company. The plaintiffs filed an appeal of the West Virginia District Court’s decision in the United States Court of Appeals for the Fourth Circuit (the “Fourth Circuit”) on August 2, 2022. On October 28, 2025, the Fourth Circuit issued its opinion in the case, vacated the West Virginia District Court’s judgment, and remanded the case back to the West Virginia District Court for further proceedings consistent with the Fourth Circuit’s opinion. The West Virginia District Court directed the parties to submit additional briefing and scheduled a hearing for March 24, 2026, which was subsequently rescheduled to May 28, 2026.
On July 21, 2021, the Company announced that it and the two other national pharmaceutical distributors had negotiated a Distributor Settlement Agreement that, if all conditions were satisfied, would result in the resolution of a substantial majority of opioid lawsuits filed by state and local governmental entities. The Distributor Settlement Agreement became effective on April 2, 2022, and as of March 31, 2026, it included 48 of 49 eligible states (the “Settling States”) as well as 99% by population of the eligible political subdivisions in the Settling States. The Distributor Settlement Agreement requires the Company to comply with certain requirements, including the establishment of a clearinghouse that will consolidate data from all three national pharmaceutical distributors. The States of Alabama and West Virginia and their subdivisions and Native American tribes are not a part of the Distributor Settlement Agreement, and the Company has reached separate agreements with those groups.
In Maryland, a trial commenced on September 16, 2024 in a case filed by the Mayor and City Council of Baltimore in the Circuit Court for Baltimore City (the “Baltimore Circuit Court”). On November 12, 2024, the jury returned a verdict finding ABDC (and another national distributor) liable for public nuisance and assessing approximately $274 million total in compensatory damages, approximately $74 million of which was assessed against ABDC. A second phase of the trial began on December 11, 2024 related to the City of Baltimore’s request for an abatement remedy and proceeded as a bench trial. On June 12, 2025, the Baltimore Circuit Court issued a ruling on the defendants’ post-trial motions relating to the first phase of the trial. The Circuit Court upheld the jury’s finding of liability but granted the defendants a new trial on the extent of damages to correct certain errors and due to the excessive nature of the jury’s damages award. In the alternative, the Baltimore Circuit Court granted remittitur, through which the Baltimore Circuit Court reduced the compensatory damages assessed against ABDC to approximately $14.4 million. The Baltimore Circuit Court issued its ruling regarding the City of Baltimore’s request for abatement on August 8, 2025, assessing approximately $28 million against ABDC for abatement measures, bringing the overall monetary award assessed against ABDC to approximately $42.4 million. On August 14, 2025, the City of Baltimore informed the Baltimore Circuit Court that it would accept the reduced damages award as reflected in the Baltimore Circuit Court’s post-trial ruling, in lieu of a new trial. On September 2, 2025, the Baltimore Circuit Court entered final judgment. In October 2025, ABDC (and the other national distributor) filed a notice of appeal to the Appellate Court of Maryland, and the City of Baltimore filed a notice of cross-appeal. In November 2025, both the City of Baltimore and ABDC (and the other national distributor) filed petitions for a writ of certiorari (bypass) with the Supreme Court of Maryland (the “Maryland Supreme Court”). On April 24, 2026, the Maryland Supreme Court granted the parties’ petitions, vacated the judgment against the defendants, and remanded the case to the Baltimore Circuit Court for further proceedings consistent with the Maryland Supreme Court’s opinion in Express Scripts, Inc. et al. v. Anne Arundel County, Maryland, in which the Maryland Supreme Court declined to expand Maryland nuisance law to cover opioid-related claims against pharmacies and pharmacy benefit managers.
The Company’s accrued litigation liability related to the Distributor Settlement Agreement, including the State of Alabama and an estimate for non-participating government subdivisions (with whom the Company has not reached a settlement agreement), as well as other opioid-related litigation for which it has reached settlement agreements, as described above, was $4.3 billion as of March 31, 2026 and September 30, 2025. The $4.3 billion liability will be paid over 13 years. The Company currently estimates that $415.7 million will be paid prior to March 31, 2027, which is recorded in Accrued Expenses and Other on the Company’s Consolidated Balance Sheet. The remaining long-term liability of $3.9 billion is recorded in Accrued Litigation Liability on the Company’s Consolidated Balance Sheet. While the Company has accrued its estimated liability for opioid litigation, it is unable to estimate the range of possible loss associated with the matters that are not included in the accrual. Because loss contingencies are inherently unpredictable and unfavorable developments or resolutions can occur, the assessment is highly subjective and requires judgments about future events. The Company regularly reviews opioid litigation matters to determine whether its accrual is adequate. The amount of ultimate loss may differ materially from the amount accrued to date. Until such time as otherwise resolved, the Company will continue to litigate and prepare for trial and to vigorously defend itself in all such matters. Since these matters are still developing, the Company is unable to predict the outcome, but the result of these lawsuits could include excessive monetary verdicts and/or injunctive relief that may affect the Company’s operations. Additional lawsuits regarding the distribution of prescription opioid pain medications have been filed and may continue to be filed by a variety of types of plaintiffs, including lawsuits filed by non-governmental or non-political entities and individuals, among others. The Company is vigorously defending itself in the pending lawsuits and intends to vigorously defend itself against any threatened lawsuits or enforcement proceedings.
Since July 2017, the Company has received subpoenas from several U.S. Attorney’s Offices, including grand jury subpoenas from the U.S. Attorney’s Office for the District of New Jersey (“USAO-NJ”) and the U.S. Attorney’s Office for the Eastern District of New York (“USAO-EDNY”). Those subpoenas requested the production of a broad range of documents pertaining to the Company’s distribution of controlled substances through its various subsidiaries, including ABDC, and its diversion control programs. The Company produced documents in response to the subpoenas and engaged in discussions with the various U.S. Attorney’s Offices, including the Health Care and Government Fraud Unit of the Criminal Division of the USAO-NJ, the U.S. Department of Justice Consumer Protection Branch and the U.S. Drug Enforcement Administration, in an attempt to resolve these matters. On December 29, 2022, the Department of Justice filed a civil complaint (the “Complaint”) against the Company, ABDC, and Integrated Commercialization Services, LLC (“ICS”), a subsidiary of the Company, alleging violations of the Controlled Substances Act. Specifically, the Complaint alleges that the Company negligently failed to report suspicious orders to the Drug Enforcement Administration. In the Complaint, the Department of Justice seeks civil penalties and injunctive relief. This Complaint relates to the aforementioned and previously-disclosed investigations. On March 30, 2023, the Company filed a motion to dismiss the Complaint in its entirety on behalf of itself, ABDC, and ICS. On November 6, 2023, the United States District Court for the Eastern District of Pennsylvania (the “Pennsylvania District Court”) granted in part and denied in part the motion, dismissing with prejudice all claims for civil penalties for Defendants’ alleged violations of the suspicious order reporting requirement prior to October 24, 2018, but otherwise denying the motion. On December 18, 2023, the Company, ABDC and ICS filed an Answer and Affirmative Defenses to the Complaint. On April 24, 2026, the Pennsylvania District Court entered a Third Amended Scheduling Order setting the fact discovery deadline as November 13, 2026 and the expert discovery deadline as June 15, 2027. The Company denies the allegations in the Complaint and intends to defend itself vigorously in the litigation.
Shareholder Securities Litigation
On December 30, 2021, the Lebanon County Employees’ Retirement Fund and Teamsters Local 443 Health Services & Insurance Plan filed a complaint for a purported derivative action in the Delaware Court of Chancery against the Company and certain of its current officers and directors. The complaint alleged claims for breach of fiduciary duty allegedly arising from the Board’s and certain officers’ oversight of the Company’s controlled substance diversion control programs. The defendants moved to dismiss the complaint on March 29, 2022. On December 22, 2022, the Delaware Court of Chancery granted the motion to dismiss. On January 9, 2023, the Plaintiffs filed a Motion for Relief from Judgment and Order Pursuant to Rule 60(b) from the Delaware Court of Chancery’s judgment. On January 20, 2023, the Plaintiffs also appealed the ruling to the Delaware Supreme Court. On March 21, 2023, the Delaware Court of Chancery denied the Plaintiffs’ Motion for Relief from Judgment and Order Pursuant to Rule 60(b). On December 18, 2023, the Delaware Supreme Court reversed the dismissal and remanded the case to the Delaware Court of Chancery for further proceedings. On January 12, 2024, the Company’s Board of Directors established a Special Litigation Committee (the “SLC”) and delegated to the SLC the Board’s full authority with respect to the litigation. On March 4, 2024, the Delaware Court of Chancery granted the SLC’s consented-to motion to stay the action pending its investigation of the allegations of the complaint. On July 28, 2025, the SLC notified the Delaware Court of Chancery that the parties had reached an agreement in principle to settle all claims in the action and filed a stipulation to stay the action pending the presentation of a stipulation of settlement for the Delaware Court of Chancery’s approval. The Delaware Court of Chancery granted the stay on July 29, 2025. The parties filed a stipulation of settlement with the Delaware Court of Chancery on August 15, 2025, and the Delaware Court of Chancery held a fairness hearing on November 13, 2025. During the fairness hearing, the Delaware Court of Chancery approved the settlement and dismissed the action with prejudice. The judgment became final on December 15, 2025. Pursuant to the settlement, on December 30, 2025, insurance carriers paid the Company $86.8 million (consisting of the $111.3 million settlement award, net of fees and expenses awarded by the court to plaintiffs’ counsel), which the Company recorded as a credit in Litigation and Opioid-Related (Credit) Expenses, Net in its Consolidated Statement of Operations for the six months ended March 31, 2026.

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
In January 2017, U.S. Bioservices Corporation, a former subsidiary of the Company, received a subpoena for information from the USAO-EDNY relating to its activities in connection with billing for products and making returns of potential overpayments to government payers. A filed qui tam complaint related to the investigation was unsealed in April 2019 and the relator filed an amended complaint under seal in the U.S. District Court for the Eastern District of New York (the “New York District Court”). In December 2019, the government filed a notice that it was declining to intervene. The New York District Court ordered that the relator’s complaint against the Company and other defendants, including AmerisourceBergen Specialty Group, LLC, be unsealed. The relator’s complaint alleged violations of the federal False Claims Act and the false claims acts of various states. The relator filed a second amended complaint, removing one state false claims act count. The Company filed a motion to dismiss the second amended complaint and all briefs on the motion were filed with the New York District Court on October 9, 2020. The motion to dismiss was granted on December 22, 2022. The False Claims Act claims were dismissed with prejudice, and the state claims were dismissed without prejudice. On January 24, 2023, the relator filed Motions to Reconsider Dismissal and For Leave to Amend the Complaint. Response briefs on those motions were filed by the Company and all briefing was completed on February 15, 2023. On October 17, 2025, the New York District Court denied the relator’s motions. On November 13, 2025, the relator filed a notice of appeal of such denial to the United States Court of Appeals for the Second Circuit (the “Second Circuit”). Pursuant to a scheduling order issued by the Second Circuit, the relator filed its appellant’s brief on January 12, 2026, the Company filed its appellee’s brief on February 17, 2026, and the relator filed a reply brief on March 9, 2026. The Second Circuit will hold oral argument on the appeal on June 9, 2026.
On March 3, 2022, the United States Attorney’s Office for the Western District of Virginia notified the Company of the existence of a criminal investigation into MWI Veterinary Supply Co. (“MWI”), the Company’s animal health subsidiary, in connection with grand jury subpoenas to which MWI previously responded relating to compliance with state and federal regulatory requirements governing wholesale shipments of animal health products to customers. In October 2024, the Company reached an agreement in principle to resolve these claims. While no agreement has been finalized, pursuant to the agreement in principle the Company recorded a $49.1 million litigation expense accrual in Litigation and Opioid-Related Expenses (Credit), Net in its fiscal 2024 Consolidated Statement of Operations. This liability is included in Accrued Expenses and Other on the Company’s Consolidated Balance Sheet as of March 31, 2026.
Note 11. Antitrust Settlements
Numerous lawsuits have been filed against certain brand pharmaceutical manufacturers alleging that the manufacturer, by itself or in concert with others, took improper actions to delay or prevent generic drugs from entering the market. These lawsuits are generally brought as class actions. The Company has not been named as a plaintiff in these lawsuits but has been a member of the direct purchasers’ class (i.e., those purchasers who purchase directly from these pharmaceutical manufacturers). None of the lawsuits has gone to trial but some have settled in the past with the Company receiving proceeds from the settlement funds. The Company recognized gains related to these lawsuits of $16.5 million and $198.6 million in three months ended March 31, 2026 and 2025, respectively. The Company recognized gains related to these lawsuits of $28.7 million and $221.5 million in the six months ended March 31, 2026 and 2025, respectively. These gains, which are net of attorney fees and estimated payments due to other parties, were recorded as reductions to cost of goods sold in the Company’s Consolidated Statements of Operations.
Note 12. Fair Value of Financial Instruments
The recorded amounts of the Company’s cash and cash equivalents, accounts receivable, and accounts payable as of March 31, 2026 and September 30, 2025 approximate fair value based upon the relatively short-term nature of these financial instruments. Within Cash and Cash Equivalents, the Company had no investments in money market accounts as of March 31, 2026 and had $1,864.0 million of investments in money market accounts as of September 30, 2025. The fair value of the money market accounts was determined based upon unadjusted quoted prices in active markets for identical assets, otherwise known as Level 1 inputs.
The recorded amount of long-term debt (see Note 7) and the corresponding fair value as of March 31, 2026 were $12,182.9 million and $11,887.5 million, respectively. The recorded amount of long-term debt and the corresponding fair value as of September 30, 2025 were $7,543.0 million and $7,361.4 million, respectively. The fair value of long-term debt was determined based upon inputs other than quoted prices, otherwise known as Level 2 inputs.
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
The following illustrates reportable and operating segment disaggregated revenue as required by Accounting Standards Codification 606, “Revenue from Contracts with Customer,” for the periods indicated:

	Three months ended March 31,		Six months ended March 31,
(in thousands)	2026	2025	2026	2025
U.S. Healthcare Solutions	$68,765,078	$66,819,265	$144,976,903	$139,374,559
International Healthcare Solutions:
Alliance Healthcare	6,516,466	5,771,991	13,047,163	11,771,191
Other Healthcare Solutions	1,049,283	924,788	2,142,559	1,884,483
Total International Healthcare Solutions	7,565,749	6,696,779	15,189,722	13,655,674
Other:
Animal Health	1,435,789	1,363,032	2,907,106	2,743,017
Other non-strategic businesses	619,782	593,375	1,277,412	1,215,845
Total Other	2,055,571	1,956,407	4,184,518	3,958,862
Intersegment eliminations	(30,482)	(18,778)	(63,211)	(48,362)
Revenue	$78,355,916	$75,453,673	$164,287,932	$156,940,733
The following illustrates reportable segment cost of goods sold information for the periods indicated:

	Three months ended March 31,		Six months ended March 31,
(in thousands)	2026	2025	2026	2025
U.S. Healthcare Solutions	$66,512,805	$64,937,891	$140,841,067	$136,038,376
International Healthcare Solutions	6,751,460	5,980,518	13,586,011	12,175,171
Other	1,743,941	1,638,025	3,548,407	3,322,808
Intersegment eliminations	(26,214)	(17,872)	(54,723)	(45,732)
Total segment cost of goods sold	$74,981,992	$72,538,562	$157,920,762	$151,490,623
The following illustrates reportable segment operating expenses information for the periods indicated:

	Three months ended March 31,		Six months ended March 31,
(in thousands)	2026	2025	2026	2025
U.S. Healthcare Solutions	$1,253,973	$936,405	$2,306,206	$1,704,289
International Healthcare Solutions	638,492	561,663	1,285,758	1,160,725
Other	219,997	225,531	453,061	445,874
Intersegment eliminations	(1,887)	(752)	(3,918)	(2,350)
Total segment operating expenses	$2,110,575	$1,722,847	$4,041,107	$3,308,538

The following illustrates reportable segment operating income information for the periods indicated:

	Three months ended March 31,		Six months ended March 31,
(in thousands)	2026	2025	2026	2025
U.S. Healthcare Solutions	$998,300	$944,969	$1,829,630	$1,631,894
International Healthcare Solutions	175,797	154,598	317,953	319,778
Other	91,633	92,851	183,050	190,180
Intersegment eliminations	(2,381)	(154)	(4,570)	(280)
Total segment operating income	$1,263,349	$1,192,264	$2,326,063	$2,141,572
The following reconciles total segment operating income to income before income taxes for the periods indicated:

	Three months ended March 31,		Six months ended March 31,
(in thousands)	2026	2025	2026	2025
Total segment operating income	$1,263,349	$1,192,264	$2,326,063	$2,141,572
Gains from antitrust litigation settlements	16,538	198,646	28,690	221,516
LIFO credit (expense)	210,030	(39,469)	287,592	(32,145)
Türkiye highly inflationary impact	(12,153)	(14,479)	(23,042)	(21,634)
Acquisition-related intangibles amortization	(116,276)	(137,011)	(241,434)	(301,867)
Litigation and opioid-related (expenses) credit, net	(13,858)	(11,524)	72,293	(28,289)
Acquisition and divestiture-related deal and integration expenses	(164,164)	(99,380)	(242,583)	(138,092)
Restructuring and other expenses, net	(40,873)	(52,857)	(55,039)	(98,617)
Impairment of assets, including goodwill	—	—	(249,498)	—
Operating income	1,142,593	1,036,190	1,903,042	1,742,444
Other (income) loss, net	(1,086,439)	3,546	(1,107,039)	61,420
Interest expense, net	140,460	103,988	212,869	131,921
Income before income taxes	$2,088,572	$928,656	$2,797,212	$1,549,103
Segment operating income is evaluated by the CODM of the Company before gains from antitrust litigation settlements; LIFO credit (expense); Türkiye highly inflationary impact; acquisition-related intangibles amortization; litigation and opioid-related (expenses) credit, net; acquisition and divestiture-related deal and integration expenses; restructuring and other expenses, net; and impairment of assets, including goodwill. All corporate office expenses are allocated to the operating segment level.
Litigation and opioid-related (expenses) credit, net in the six months ended March 31, 2026 includes an $86.8 million credit related to a derivative lawsuit settlement (see Note 10).
In connection with the acquisition of OneOncology, the Company recorded a $1.1 billion gain on the remeasurement of its equity method investment and the extinguishment of the put option liability related to its previously held investment in OneOncology in Other (income) loss, net in the three and six months ended March 31, 2026 (see Note 2).
Other (income) loss, net in the six months ended March 31, 2025 includes a $35.5 million loss on the divestiture of non-core businesses.

The following illustrates depreciation and amortization by reportable segment for the periods indicated:

	Three months ended March 31,		Six months ended March 31,
(in thousands)	2026	2025	2026	2025
U.S. Healthcare Solutions	$87,993	$72,179	$166,246	$133,061
International Healthcare Solutions	36,929	31,098	72,744	64,459
Other	8,094	19,530	29,269	38,923
Acquisition-related intangibles amortization	116,276	137,011	241,434	301,867
Total depreciation and amortization	$249,292	$259,818	$509,693	$538,310
Depreciation and amortization related to property and equipment and intangible assets excludes amortization of deferred financing costs and other debt-related items, which are included in interest expense, net.
The following illustrates capital expenditures by reportable segment for the periods indicated:

	Three months ended March 31,		Six months ended March 31,
(in thousands)	2026	2025	2026	2025
U.S. Healthcare Solutions	$96,408	$59,408	$162,949	$100,494
International Healthcare Solutions	54,702	57,699	90,992	108,670
Other	14,508	11,953	31,053	25,789
Total capital expenditures	$165,618	$129,060	$284,994	$234,953

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
Recent Development
On February 2, 2026, we acquired the majority of the outstanding equity interests that we did not previously own in OneOncology, a physician-led national platform empowering independent medical specialty practices rooted in oncology, for total fair value consideration of $7,387.1 million, which included cash consideration of $4,648.7 million, $1,934.2 million of fair value of our previously held equity method investment, $752.1 million of estimated contingent consideration for certain OneOncology physicians and members of management that retained an 8% interest in OneOncology, and $52.0 million for the settlement of a receivable resulting from a pre-existing commercial arrangement between us and OneOncology. We funded the transaction through a combination of new debt financing (see Note 7 of the Notes to Consolidated Financial Statements) and cash on-hand. We believe the acquisition of OneOncology allows us to broaden our relationships with community oncology providers and to build on our leadership in specialty pharmaceuticals within our U.S. Healthcare Solutions reportable segment.
Executive Summary
    This executive summary provides highlights from the results of operations that follow:
•Revenue increased by $2.9 billion, or 3.8%, and $7.3 billion, or 4.7%, from the prior year quarter and six-month period, respectively, primarily due to growth in both reportable segments. U.S. Healthcare Solutions’ revenue increased by $1.9 billion, or 2.9%, and $5.6 billion, or 4.0%, from the prior year quarter and six-month period, respectively, primarily due to overall market growth largely driven by unit volume growth, including increased sales of specialty products to health systems and physician practices and products labeled for diabetes and/or weight loss in the GLP-1 class of $1.9 billion, or 23.0%, and $2.9 billion, or 16.7% from the prior year quarter and six-month period, respectively, offset in part by a decline in manufacturer prices related to certain brand pharmaceutical products, a decrease in sales due to losses of an oncology customer and a grocery customer, and lower sales to our large mail order customer as a result of brand conversions. International Healthcare Solutions’ revenue increased by $0.9 billion, or 13.0%, and $1.5 billion, or 11.2%, from the prior year quarter and six-month period, respectively, primarily due to increased sales at our European distribution business.
•Gross profit increased by $528.5 million, or 17.3%, and $1,042.6 million, or 18.6%, from the prior year quarter and six-month period, respectively, primarily due to the increases in gross profit in both reportable segments and LIFO credits in the current year periods in comparison to LIFO expense in the prior year periods, offset in part by lower gains from antitrust litigation settlements in the current year periods in comparison to the prior year periods. U.S. Healthcare Solutions’ gross profit increased by $370.9 million, or 19.7%, and $799.7 million, or 24.0%, from the prior year quarter and six-month period, respectively. The increase from the prior year quarter is primarily due to the February 2026 acquisition of OneOncology and increased sales. The increase from the prior year six-month period is primarily due to the January 2025 acquisition of RCA, the February 2026 acquisition of OneOncology, and increased sales. International Healthcare Solutions’ gross profit increased by $98.0 million, or 13.7%, and $123.2 million, or 8.3%, from the prior year quarter and six-month period, respectively, primarily due to increases in gross profit at our European distribution business and our global specialty logistics business.
•Total operating expenses increased by $422.1 million, or 20.9%, and $882.0 million, or 22.8%, from the prior year quarter and six-month period, respectively. The increase from the prior year quarter is primarily due to the February 2026 acquisition of OneOncology, and the increase from the prior year six-month period is primarily due to the January 2025 acquisition of RCA, the February 2026 acquisition of OneOncology, and an impairment of assets of our U.S. Consulting Services business that is held for sale.
•Total segment operating income increased by $71.1 million, or 6.0%, and $184.5 million, or 8.6%, from the prior year quarter and six-month period. U.S. Healthcare Solutions’ operating income increased by $53.3 million, or 5.6%, and $197.7 million, or 12.1%, from the prior year quarter and six month-period. The increase from the prior year quarter is primarily due to the February 2026 acquisition of OneOncology and overall growth, and the increase from the prior year six-month period is primarily due to the January 2025 acquisition of RCA, the February 2026 acquisition of OneOncology, and overall growth. International Healthcare Solutions’ operating income increased by $21.2 million, or 13.7%, from the prior year quarter and decreased $1.8 million, or 0.6%, from the prior year six-month period. The increase from the prior year quarter is primarily due to increased operating income at our European distribution business and our global specialty logistics business.
•Our effective tax rates were 22.0% and 21.5% for the three and six months ended March 31, 2026, respectively. Our effective tax rates were 22.7% and 21.8% for the three and six months ended March 31, 2025, respectively. The effective tax rates for the three and six months ended March 31, 2026 and 2025 were higher than the U.S. statutory rate primarily due to U.S. state income taxes, offset in part by the benefit of income taxed at rates lower than the U.S. statutory rate and tax benefits associated with equity compensation.

Results of Operations
Revenue

	Three months ended March 31,			Six months ended March 31,
(dollars in thousands)	2026	2025	Change	2026	2025	Change
U.S. Healthcare Solutions	$68,765,078	$66,819,265	2.9%	$144,976,903	$139,374,559	4.0%
International Healthcare Solutions:
Alliance Healthcare	6,516,466	5,771,991	12.9%	13,047,163	11,771,191	10.8%
Other Healthcare Solutions	1,049,283	924,788	13.5%	2,142,559	1,884,483	13.7%
Total International Healthcare Solutions	7,565,749	6,696,779	13.0%	15,189,722	13,655,674	11.2%
Other:
Animal Health	1,435,789	1,363,032	5.3%	2,907,106	2,743,017	6.0%
Other non-strategic businesses	619,782	593,375	4.5%	1,277,412	1,215,845	5.1%
Total Other	2,055,571	1,956,407	5.1%	4,184,518	3,958,862	5.7%
Intersegment eliminations	(30,482)	(18,778)	62.3%	(63,211)	(48,362)
Revenue	$78,355,916	$75,453,673	3.8%	$164,287,932	$156,940,733	4.7%
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
Revenue increased by $2.9 billion, or 3.8%, and $7.3 billion, or 4.7%, from the prior year quarter and six-month period, respectively, primarily due to growth in both reportable segments.
U.S. Healthcare Solutions’ revenue increased by $1.9 billion, or 2.9%, and $5.6 billion, or 4.0%, from the prior year quarter and six-month period, respectively, primarily due to overall market growth largely driven by unit volume growth, including increased sales of specialty products to health systems and physician practices and products labeled for diabetes and/or weight loss in the GLP-1 class of $1.9 billion, or 23.0%, and $2.9 billion, or 16.7% from the prior year quarter and six-month period, respectively, offset in part by a decline in manufacturer prices related to certain brand pharmaceutical products, a decrease in sales due to losses of an oncology customer and a grocery customer, and lower sales to our large mail order customer as a result of brand conversions.
International Healthcare Solutions’ revenue increased by $0.9 billion, or 13.0%, and $1.5 billion, or 11.2%, from the prior year quarter and six-month period, respectively, primarily due to increased sales of $0.7 billion and $1.3 billion at our European distribution business from the prior year quarter and six-month period, respectively.
Revenue in Other increased by $0.1 billion, or 5.1%, and $0.2 billion, or 5.7%, from the prior year quarter and six-month period, respectively, due to increased sales at our less-than-wholly-owned Brazil distribution business and at our animal health business, offset in part by a decrease in sales at our consulting services businesses.
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

Gross Profit

	Three months ended March 31,			Six months ended March 31,
(dollars in thousands)	2026	2025	Change	2026	2025	Change
U.S. Healthcare Solutions	$2,252,273	$1,881,374	19.7%	$4,135,836	$3,336,183	24.0%
International Healthcare Solutions	814,289	716,261	13.7%	1,603,711	1,480,503	8.3%
Other	311,630	318,382	(2.1)%	636,111	636,054	—%
Intersegment eliminations	(4,268)	(906)		(8,488)	(2,630)
Gains from antitrust litigation settlements	16,538	198,646		28,690	221,516
LIFO credit (expense)	210,030	(39,469)		287,592	(32,145)
Türkiye highly inflationary impact	(12,153)	(14,479)		(23,042)	(21,634)
Gross profit	$3,588,339	$3,059,809	17.3%	$6,660,410	$5,617,847	18.6%
Gross profit increased by $528.5 million, or 17.3%, and $1,042.6 million, or 18.6%, from the prior year quarter and six-month period, respectively, primarily due to the increases in gross profit in both reportable segments and LIFO credits in the current year periods in comparison to LIFO expense in the prior year periods, offset in part by lower gains from antitrust litigation settlements in the current year periods in comparison to the prior year periods.
U.S. Healthcare Solutions’ gross profit increased by $370.9 million, or 19.7%, and $799.7 million, or 24.0%, from the prior year quarter and six-month period, respectively. The increase from the prior year quarter is primarily due to the February 2026 acquisition of OneOncology and increased sales. The increase from the prior year six-month period is primarily due to the January 2025 acquisition of RCA, the February 2026 acquisition of OneOncology, and increased sales. As a percentage of revenue, U.S. Healthcare Solutions’ gross profit margin of 3.28% in the current year quarter increased 46 basis points from the prior year quarter primarily due to the February 2026 acquisition of OneOncology, offset in part by higher sales of GLP-1s, which have lower gross profit margins. As a percentage of revenue, U.S. Healthcare Solutions’ gross profit margin of 2.85% in the current year six-month period increased 46 basis points from the prior year six-month period primarily due to the January 2025 acquisition of RCA and the February 2026 acquisition of OneOncology, offset in part by higher sales of GLP-1s, which have lower gross profit margins.
International Healthcare Solutions’ gross profit increased by $98.0 million, or 13.7%, and $123.2 million, or 8.3%, from the prior year quarter and six-month period, respectively, primarily due to increases in gross profit at our European distribution business and our global specialty logistics business.
Gross profit in Other decreased by $6.8 million, or 2.1%, from the prior year quarter and was flat compared to the prior year six-month period.
We recognized gains from antitrust litigation settlements with pharmaceutical manufacturers of $16.5 million and $198.6 million in three months ended March 31, 2026 and 2025, respectively, and $28.7 million and $221.5 million in the six months ended March 31, 2026 and 2025, respectively. The gains were recorded as reductions to Cost of Goods Sold (see Note 11 of the Notes to Consolidated Financial Statements).
Our cost of goods sold for interim periods includes a LIFO provision that is recorded ratably on a quarterly basis and is based on our estimated annual LIFO provision. The annual LIFO provision, which we estimate on a quarterly basis, is affected by manufacturer pricing practices, which may be impacted by market and other external influences, expected changes in inventory quantities, and product mix, many of which are difficult to predict. Changes to any of the above factors may have a material impact on our annual LIFO provision. Based on estimates in our current fiscal year LIFO provision, the LIFO credit in the current year periods, in comparison to LIFO expense in the prior year periods, is primarily due to a decline in manufacturer prices related to certain brand pharmaceutical products.
We recognized expense in Cost of Goods Sold of $12.2 million and $14.5 million in the three months ended March 31, 2026 and 2025, respectively, and $23.0 million and $21.6 million in the six months ended March 31, 2026 and 2025, respectively, related to the impact of Türkiye highly inflationary accounting driven by the continued weakening of the Turkish Lira.

Operating Expenses

	Three months ended March 31,			Six months ended March 31,
(dollars in thousands)	2026	2025	Change	2026	2025	Change
Distribution, selling, and administrative	$1,977,559	$1,600,040	23.6%	$3,772,848	$3,072,095	22.8%
Depreciation and amortization	249,292	259,818	(4.1)%	509,693	538,310	(5.3)%
Litigation and opioid-related expenses (credit), net	13,858	11,524		(72,293)	28,289
Acquisition and divestiture-related deal and integration expenses	164,164	99,380		242,583	138,092
Restructuring and other expenses, net	40,873	52,857		55,039	98,617
Impairment of assets, including goodwill	—	—		249,498	—
Total operating expenses	$2,445,746	$2,023,619	20.9%	$4,757,368	$3,875,403	22.8%
Distribution, selling, and administrative expenses increased by $377.5 million, or 23.6%, and $700.8 million, or 22.8%, compared to the prior year quarter and six-month period, respectively. The increase from the prior year quarter is primarily due to the February 2026 acquisition of OneOncology. The increase from the prior year six-month period is primarily due to the January 2025 acquisition of RCA and the February 2026 acquisition of OneOncology. As a percentage of revenue, distribution, selling, and administrative expenses were 2.52% and 2.30% in the current year quarter and six-month period, respectively, and represent increases of 40 and 34 basis points compared to the prior year quarter and six-month period, respectively. The increase from the prior year quarter is primarily due to the acquisition of OneOncology, and the increase from the prior year six-month period is primarily due the January 2025 acquisition of RCA and February 2026 acquisition of OneOncology.
Depreciation expense increased 8.5% and 13.6% from the prior year quarter and six-month period, respectively. Amortization expense decreased 15.1% and 19.9% from the prior year quarter and six-month period, respectively, due to certain tradenames becoming fully amortized in connection with our company name change to Cencora and the gradual transition away from other tradenames used, which were acquired through prior acquisitions, offset in part by incremental amortization expense related to recently acquired intangible assets.
Litigation and opioid-related expenses (credit), net in the three and six months ended March 31, 2026 and 2025 include legal fees in connection with opioid lawsuits and investigations. Litigation and opioid-related expenses (credit), net in the six months ended March 31, 2026 also includes an $86.8 million credit related to a derivative lawsuit settlement (see Note 10 of the Consolidated Notes to Financial Statements).
Acquisition and divestiture-related deal and integration expenses in the three and six months ended March 31, 2026 primarily included expenses related to our acquisitions of OneOncology and RCA and costs associated with strategic alternatives of certain non-core businesses. Acquisition and divestiture-related deal and integration expenses in the three and six months ended March 31, 2025 primarily included expenses related to our acquisition of RCA and the integration of PharmaLex.
Restructuring and other expenses, net are comprised of the following:

	Three months ended March 31,		Six months ended March 31,
(in thousands)	2026	2025	2026	2025
Restructuring and employee severance costs, net	$27,828	$25,103	$31,506	$44,658
Business transformation efforts	12,450	26,046	22,576	51,120
Other, net	595	1,708	957	2,839
Total restructuring and other expenses, net	$40,873	$52,857	$55,039	$98,617
Restructuring and employee severance costs, net in the three and six months ended March 31, 2026 primarily included costs associated with workforce reductions. Restructuring and employee severance costs, net in the six months ended March 31, 2026 also included a gain on the sale of a facility. Restructuring and employee severance costs, net in the three and six months ended March 31, 2025 primarily included costs associated with workforce reductions.

Business transformation efforts in the three and six months ended March 31, 2026 and 2025 included non-recurring expenses related to significant strategic initiatives to improve operational efficiency, including certain technology initiatives. Business transformation efforts in the three and six months ended March 31, 2025 also included rebranding costs associated with our name change to Cencora. The majority of these costs are related to services provided by third-party consultants.
In the six months ended March 31, 2026, we recorded an impairment of assets of $249.5 million, including goodwill, related to our U.S. Consulting Services business that is held for sale.
Operating Income

	Three months ended March 31,			Six months ended March 31,
(dollars in thousands)	2026	2025	Change	2026	2025	Change
U.S. Healthcare Solutions	$998,300	$944,969	5.6%	$1,829,630	$1,631,894	12.1%
International Healthcare Solutions	175,797	154,598	13.7%	317,953	319,778	(0.6)%
Other	91,633	92,851	(1.3)%	183,050	190,180	(3.7)%
Intersegment eliminations	(2,381)	(154)		(4,570)	(280)
Total segment operating income	1,263,349	1,192,264	6.0%	2,326,063	2,141,572	8.6%

Gains from antitrust litigation settlements	16,538	198,646		28,690	221,516
LIFO credit (expense)	210,030	(39,469)		287,592	(32,145)
Türkiye highly inflationary impact	(12,153)	(14,479)		(23,042)	(21,634)
Acquisition-related intangibles amortization	(116,276)	(137,011)		(241,434)	(301,867)
Litigation and opioid-related (expenses) credit, net	(13,858)	(11,524)		72,293	(28,289)
Acquisition and divestiture-related deal and integration expenses	(164,164)	(99,380)		(242,583)	(138,092)
Restructuring and other expenses, net	(40,873)	(52,857)		(55,039)	(98,617)
Impairment of assets, including goodwill	—	—		(249,498)	—
Operating income	$1,142,593	$1,036,190	10.3%	$1,903,042	$1,742,444	9.2%
U.S. Healthcare Solutions’ operating income increased by $53.3 million, or 5.6%, and $197.7 million, or 12.1%, from the prior year quarter and six month-period, respectively, primarily due to the increase in gross profit, as noted above, and was offset in part by the increase in operating expenses. As a percentage of revenue, U.S. Healthcare Solutions’ operating income margin was 1.45% and 1.26% in the current year quarter and six-month period, respectively, and represent increases of 4 and 9 basis points from the prior year quarter and six-month period, respectively, due to the increases in gross profit margin, as described above in the Gross Profit section, offset in part by increases in the operating expense margin.
International Healthcare Solutions’ operating income increased by $21.2 million, or 13.7%, from the prior year quarter and decreased $1.8 million, or 0.6%, from the prior year six-month period. The increase from the prior year quarter is primarily due to increased operating income at our European distribution business and our global specialty logistics business. The decrease from the prior year six-month period is primarily due to a decrease in operating income at our European distribution business and was largely offset by an increase in operating income at all other businesses.
Operating income in Other decreased by $1.2 million, or 1.3%, and $7.1 million, or 3.7%, from the prior year quarter and six-month period, respectively, primarily due to lower operating income at our consulting services businesses, offset in part by increases in operating income at our animal health business.

Other (Income) Loss, Net
In connection with the acquisition of OneOncology, we recorded a $1.1 billion gain on the remeasurement of our equity method investment and the extinguishment of the put option liability related to our previously held investment in OneOncology in other (income) loss, net in the three and six months ended March 31, 2026 (see Note 2 of the Notes to Consolidated Financial Statements). Other (income) loss, net in the six months ended March 31, 2025 includes a $35.5 million loss on the divestiture of non-core businesses.
Interest Expense, Net
Interest expense, net and the respective weighted average interest rates for the three months ended March 31, 2026 and 2025 are as follows:

	2026		2025
(dollars in thousands)	Amount	Weighted Average Interest Rate	Amount	Weighted Average Interest Rate
Interest expense	$154,341	4.16%	$132,318	4.49%
Interest income	(13,881)	3.15%	(28,330)	4.94%
Interest expense, net	$140,460		$103,988
Interest expense, net increased by $36.5 million, or 35.1%, from the prior year quarter due to the increase in interest expense and a decrease in interest income.
The increase in interest expense was primarily due to the issuance of our $3.0 billion of senior notes and the $1.5 billion of variable-rate term loans in February 2026, which we borrowed to finance a portion of the OneOncology acquisition, the issuance of our €1.0 billion of senior notes in May 2025, and higher interest expense at our European distribution business, offset in part by the repayment of our $500 million of senior notes that matured in March 2025, and lower interest expense on the $0.8 billion balance remaining on the $1.5 billion variable-rate term loan, which we borrowed in January 2025 to finance a portion of the RCA acquisition.
The decrease in interest income was primarily driven by lower investment interest rates and lower average investment cash balances in the current year quarter in comparison to the prior year quarter.
Interest expense, net and the respective weighted average interest rates for the six months ended March 31, 2026 and 2025 are as follows:

	2026		2025
(dollars in thousands)	Amount	Weighted Average Interest Rate	Amount	Weighted Average Interest Rate
Interest expense	$247,704	4.10%	$193,499	4.28%
Interest income	(34,835)	3.39%	(61,578)	5.20%
Interest expense, net	$212,869		$131,921
Interest expense, net increased by $80.9 million, or 61.4% from the prior year six-month period due to the increase in interest expense and a decrease in interest income.
The increase in interest expense was primarily due to the issuance of our $1.8 billion of senior notes in December 2024 and the $0.8 billion balance remaining on the variable-rate term loan, which we borrowed in January 2025 to finance a portion of the RCA acquisition, the issuance of our €1.0 billion of senior notes in May 2025, the issuance of our $3.0 billion of senior notes and the $1.5 billion of variable-rate term loans in February 2026, which we borrowed to finance a portion of the OneOncology acquisition, and higher interest expense at our European distribution business, offset in part by the repayment of our $500 million of senior notes that matured in March 2025.
The decrease in interest income was primarily driven by lower investment interest rates and lower average investment cash balances in the current year six-month period in comparison to the prior year six-month period.
Income Tax Expense
Our effective tax rates were 22.0% and 21.5% for the three and six months ended March 31, 2026, respectively. Our effective tax rates were 22.7% and 21.8% for the three and six months ended March 31, 2025, respectively. The effective tax rates for the three and six months ended March 31, 2026 and 2025 were higher than the U.S. statutory rate primarily due to U.S.

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
As of March 31, 2026 and September 30, 2025, our cash and cash equivalents held by foreign subsidiaries were $807.8 million and $957.7 million, respectively. We have the ability to repatriate the majority of our cash and cash equivalents held by our foreign subsidiaries without incurring significant additional taxes upon repatriation.
Our cash balances in the six months ended March 31, 2026 and 2025 were supplemented by intra-period credit facility borrowings to cover short-term working capital needs. The largest amount of intra-period borrowings that was outstanding at any one time under our revolving and securitization credit facilities during the six months ended March 31, 2026 and 2025 was $6.8 billion and $5.1 billion, respectively. We had $70.9 billion and $42.9 billion of cumulative intra-period borrowings that were repaid under our credit facilities during the six months ended March 31, 2026 and 2025, respectively.
Cash Flows
We used $1.0 billion of cash in operations during the six months ended March 31, 2026 compared to $0.6 billion of cash generated from operations during the six months ended March 31, 2025, a $1.6 billion increase in cash used. The timing of cash receipts and disbursements and inventory purchases can significantly impact our working capital. In the six months ended March 31, 2026, the decrease in accounts payable and the increases in accounts receivable and inventories resulted in $2.6 billion of cash used in operations compared to $853.3 million of cash used in the six months ended March 31, 2025.
During the six months ended March 31, 2026, our operating activities used cash of $1.0 billion and was principally the result of the following:
•A decrease in accounts payable of $2.2 billion due to the timing of scheduled payments to our suppliers;
•An increase in accounts receivable of $308.7 million primarily due to an increase in sales and the timing of scheduled payments from our customers;
•A decrease in accrued expenses of $257.4 million primarily due to the payment of accrued liabilities that were on our Consolidated Balance Sheet as of September 30, 2025;
•Negative non-cash items of $244.2 million, which is primarily comprised of a $1.1 billion remeasurement gain related to the acquisition of OneOncology and a $287.6 million LIFO credit, offset in part by depreciation expense of $277.5 million, amortization expense of $249.7 million, and a $249.5 million impairment of assets, including goodwill; and
•An increase in inventories of $120.2 million to support the increase in business volume and due to seasonal needs;
The cash used in the above items was offset in part by net income of $2.2 billion.
During the six months ended March 31, 2025, our operating activities provided cash of $632.5 million and was principally the result of the following:
•Net income of $1.2 billion; and
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

	Three months ended March 31,		Six months ended March 31,
	2026	2025	2026	2025
Days sales outstanding	27.6	28.1	27.7	27.9
Days inventory on hand	29.6	28.6	28.7	27.3
Days payable outstanding	65.1	61.4	62.1	59.9
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
Operating cash flows during the six months ended March 31, 2026 included $208.1 million of interest payments and $313.2 million of income tax payments, net of refunds. Operating cash flows during the six months ended March 31, 2025 included $153.7 million of interest payments and $294.9 million of income tax payments, net of refunds.
Capital expenditures in the six months ended March 31, 2026 and 2025 were $285.0 million and $235.0 million, respectively. Significant capital expenditures in the six months ended March 31, 2026 and 2025 included investments relating to the continued expansion and enhancement of our distribution network and various technology initiatives.
We currently expect to invest approximately $900 million in capital expenditures during fiscal 2026. Larger 2026 capital expenditures will include investments relating to the continued expansion and enhancement of our distribution network and various technology initiatives.
In addition to capital expenditures, net cash used in investing activities in the six months ended March 31, 2026 included $4.6 billion for the acquisition of OneOncology. In addition to capital expenditures, net cash used in investing activities in the six months ended March 31, 2025 included $3.9 billion for the acquisition of RCA and $192.6 million for equity investments.
Net cash provided by financing activities of $4.0 billion in the six months ended March 31, 2026 principally resulted from the $3.0 billion issuance of senior notes and $1.5 billion of term loan borrowings to finance a portion of the acquisition of OneOncology, offset in part by $244.0 million in cash dividends paid on our common stock, $200.0 million of repayment of a term loan, and $105.2 million in purchases of our common stock related to employee tax withholdings related to restricted share vesting.
Net cash provided by financing activities of $2.7 billion in the six months ended March 31, 2025 principally resulted from the $1.8 billion issuance of senior notes and $1.5 billion of term loan borrowings to finance a portion of the acquisition of RCA, as well as $683.4 million of net borrowings under our revolving credit facilities to cover seasonal short-term working capital needs. All of the above were offset in part by the repayment of our $500 million of senior notes that were due in March 2025, $435.5 million in purchases of our common stock, and $222.1 million in cash dividends paid on our common stock.

Debt and Credit Facility Availability
The following table illustrates our debt structure as of March 31, 2026, including availability under the multi-currency revolving credit facility, the receivables securitization facility, the money market facility, the working capital credit facility, and the Alliance Healthcare debt:

(in thousands)	Outstanding Balance	Additional Availability
Fixed-Rate Debt:
$750,000, 3.450% senior notes due 2027	$748,570	$—
$500,000, 4.625% senior notes due 2027	497,921	—
€500,000, 2.875% senior notes due 2028	572,378	—
$500,000, 3.950% senior notes due 2029	496,984	—
$600,000, 4.850% senior notes due 2029	597,006	—
$500,000, 2.800% senior notes due 2030	497,480	—
$500,000, 4.250% senior notes due 2030	496,108	—
$1,000,000, 2.700% senior notes due 2031	994,398	—
€500,000, 3.625% senior notes due 2032	570,009	—
$500,000, 4.600% senior notes due 2033	496,502	—
$500,000, 5.125% senior notes due 2034	495,398	—
$700,000, 5.150% senior notes due 2035	695,186	—
$1,000,000, 4.900% senior notes due 2036	989,677	—
$500,000, 4.250% senior notes due 2045	495,901	—
$500,000, 4.300% senior notes due 2047	494,221	—
$500,000, 5.650% senior notes due 2056	491,643	—
OneOncology physician notes	380,404	—
Nonrecourse debt	92,642	—
Total fixed-rate debt	10,102,428	—

Variable-Rate Debt:
Multi-currency revolving credit facility due in 2030	28,744	5,471,256
Receivables securitization facility due in 2028	—	1,500,000
Term loan due in 2027	799,300	—
Term loan due in 2028	299,630	—
Term loan due in 2029	999,076	—
Money market facility due in 2027	—	500,000
Working capital credit facility due in 2026	—	500,000
Alliance Healthcare debt	48,643	698,300
Nonrecourse debt	107,699	—
Total variable-rate debt	2,283,092	8,669,556
Total debt	$12,385,520	$8,669,556

We had a $4.5 billion multi-currency senior unsecured revolving credit facility (the “Multi-Currency Revolving Credit Facility”) with a syndicate of lenders. In January 2026, we amended and restated the Multi-Currency Revolving Credit Facility to increase the aggregate amount of the commitments under this facility to $5.5 billion. The Multi-Currency Revolving Credit Facility is scheduled to expire in June 2030. Interest on borrowings under the Multi-Currency Revolving Credit Facility accrues at specified rates based upon our debt rating. We pay facility fees to maintain the availability under the Multi-Currency Revolving Credit Facility at specified rates based on our debt rating. We may choose to repay or reduce our commitments under the Multi-Currency Revolving Credit Facility at any time. The Multi-Currency Revolving Credit Facility contains covenants, including compliance with a financial leverage ratio test, as well as others that impose limitations on, among other things, indebtedness of subsidiaries and asset sales, with which we were compliant as of March 31, 2026. There were $28.7 million of borrowings outstanding under the Multi-Currency Revolving Credit Facility as of March 31, 2026 and none outstanding as of September 30, 2025.
We have a $4.5 billion commercial paper program. The commercial paper program does not increase our borrowing capacity, and it is fully backed by our Multi-Currency Revolving Credit Facility. We may, from time to time, issue short-term promissory notes in an aggregate amount of up to $4.5 billion at any one time. Amounts available under the program may be borrowed, repaid, and re-borrowed from time to time. The maturities on the notes will vary but may not exceed 365 days from the date of issuance. The notes will bear interest, if interest bearing, or will be sold at a discount from their face amounts. There were no borrowings outstanding under the commercial paper program as of March 31, 2026 and September 30, 2025.
We have a $1.5 billion receivables securitization facility (the “Receivables Securitization Facility”), which is scheduled to expire in June 2028. The Receivables Securitization Facility has an accordion feature that allows us to increase the commitment on the Receivables Securitization Facility by up to $500 million, subject to lender approval. Interest rates are based on prevailing market rates for short-term commercial paper or 30-day Term SOFR, plus a program fee. We pay a customary unused fee at prevailing market rates, monthly, to maintain the availability under the Receivables Securitization Facility. The Receivables Securitization Facility contains similar covenants to the Multi-Currency Revolving Credit Facility, with which we were compliant as of March 31, 2026. There were no borrowings outstanding under the Receivables Securitization Facility as of March 31, 2026 and September 30, 2025.
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
We have an uncommitted, unsecured line of credit available to us pursuant to a money market credit agreement (the “Money Market Facility”) that allows us to request short-term unsecured revolving credit loans in a principal amount not to exceed $500 million on or after April 1 and before December 1 of any year and increases to $750 million on or after December 1 and before March 31 of any year. The Money Market Facility may be decreased or terminated by the bank or us at any time without prior notice. There were no borrowings outstanding under the Money Market Facility as of March 31, 2026 and September 30, 2025.
We have an uncommitted, unsecured line of credit to support our working capital needs (the “Working Capital Credit Facility”). The Working Capital Credit Facility provides us with the ability to request short-term, unsecured revolving credit loans from time to time in a principal amount not to exceed $500 million. The Working Capital Credit Facility expires in July 2026 and may be decreased or terminated by the bank or us at any time without prior notice. There were no borrowings outstanding under the Working Capital Credit Facility as of March 31, 2026 and September 30, 2025.
In January 2026, we entered into an agreement pursuant to which we obtained a $1.5 billion delayed draw multi-year senior unsecured term loan facility. In connection with this facility, in February 2026, we borrowed $500 million on a variable-rate term loan that matures in February 2028 (the “2028 Term Loan”) and $1.0 billion on a variable-rate term loan that matures in February 2029 (the “2029 Term Loan”) to finance a portion of the acquisition of OneOncology. We elected to make principal payments of $200.0 million in March 2026 and $300.0 million in April 2026 to repay the 2028 Term Loan.
The above term loans bear interest at a rate equal to either a Term SOFR rate or a Daily Simple SOFR rate, plus an applicable margin, or an alternate base rate, plus an applicable margin, in each case based on our public debt ratings. We have the right to prepay the term loans at any time, in whole or in part and without premium or penalty.

In February 2026, we borrowed $3.0 billion under a senior unsecured term loan facility (the “364-Day Term Loan Facility”) with a syndicate of lenders. The 364-Day Term Loan Facility was used to finance a portion of the acquisition of OneOncology. In February 2026, we repaid the 364-Day Term Loan Facility with the issuance of senior notes (see below) and terminated the 364-Day Term Loan Facility.
In February 2026, we issued the following senior notes (in thousands except for interest rates):

Description	Principal	Interest Rate	Maturity Date	Discount	Effective Yield
2029 Notes	$500,000	3.950%	February 2029	99.880%	3.955%
2030 Notes	$500,000	4.250%	November 2030	99.810%	4.258%
2033 Notes	$500,000	4.600%	February 2033	99.947%	4.602%
2036 Notes	$1,000,000	4.900%	February 2036	99.664%	4.917%
2056 Notes	$500,000	5.650%	February 2056	99.456%	5.681%
Interest on the 2029 Notes, the 2033 Notes, the 2036 Notes, and the 2056 Notes is payable semi-annually in arrears on August 13 and February 13 beginning on August 13, 2026. Interest on the 2030 Notes is payable semi-annually in arrears on May 15 and November 15 beginning on May 15, 2026. We used the proceeds from these notes to repay the 364-Day Term Loan Facility.
Alliance Healthcare debt is comprised of uncommitted revolving credit facilities in various currencies with various rates. All of the outstanding borrowings as of March 31, 2026 were held in Türkiye. These facilities are used to fund its working capital needs.
OneOncology has promissory notes outstanding with physician practices at various rates and maturities.
Nonrecourse debt is comprised of short-term and long-term debt belonging to the Brazil subsidiaries and is repaid solely from the Brazil subsidiaries’ cash flows and such debt agreements provide that the repayment of the loans (and interest thereon) is secured solely by the capital stock, physical assets, contracts, and cash flows of the Brazil subsidiaries.
Share Purchase Programs and Dividends
In March 2024, our Board of Directors (the “Board”) authorized a share repurchase program allowing us to purchase up to $2.0 billion of our outstanding shares of common stock, subject to market conditions. In the six months ended March 31, 2026, we did not purchase any shares of our common stock. As of March 31, 2026, we had $882.2 million of availability under this program.
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
Commitments and Obligations
As discussed and defined in Note 10 of the Notes to Consolidated Financial Statements, on July 21, 2021, it was announced that we and the two other national pharmaceutical distributors had negotiated a Distributor Settlement Agreement. The Distributor Settlement Agreement became effective on April 2, 2022, and as of March 31, 2026, it included 48 of 49 eligible states (the “Settling States”) as well as 99% by population of the eligible political subdivisions in the Settling States. Our accrued litigation liability related to the Distributor Settlement Agreement and an estimate for non-participating government subdivisions (with whom we have not reached a settlement agreement), as well as other opioid-related litigation for which we have reached settlement agreements on our Consolidated Balance Sheet as of March 31, 2026 is $4.3 billion and is expected to be paid over the next 13 years. We currently estimate that $415.7 million will be paid prior to March 31, 2027. The payment of the aforementioned litigation liability has not and is not expected to have an impact on our ability to pay dividends.

The following is a summary of our contractual obligations for future principal and interest payments on our debt, minimum rental payments on our noncancellable operating leases, and minimum payments on our other commitments as of March 31, 2026:

Payments Due by Period (in thousands)	Debt, Including Interest Payments	Operating Leases	Other Commitments	Total
Within 1 year	$754,654	$420,628	$228,940	$1,404,222
1-3 years	5,577,294	758,438	494,743	6,830,475
4-5 years	3,410,827	579,164	362,643	4,352,634
After 5 years	6,757,345	948,361	347,362	8,053,068
Total	$16,500,120	$2,706,591	$1,433,688	$20,640,399
Included in “Other Commitments” in the above table is $669 million to support our U.S. Healthcare Solutions reportable segment’s primary ERP system upgrade and $576 million for other digital transformation projects.
Our liability for uncertain tax positions was $680.5 million (including interest and penalties) as of March 31, 2026. This liability represents an estimate of tax positions that we have taken in our tax returns which may ultimately not be sustained upon examination by taxing authorities. Since the amount and timing of any future cash settlements cannot be predicted with reasonable certainty, the estimated liability has been excluded from the above contractual obligations table. Our liability for uncertain tax positions as of March 31, 2026 primarily includes an uncertain tax benefit related to the legal accrual for litigation related to the distribution of prescription opioid pain medications, as disclosed in Note 10 of the Notes to Consolidated Financial Statements.
Market and Risks
We have exposure to foreign currency and exchange rate risk from our non-U.S. operations. Our largest exposure to foreign exchange rates exists primarily with the U.K. Pound Sterling, the Euro, the Turkish Lira, the Brazilian Real, and the Canadian Dollar. We use forward contracts to hedge against the foreign currency exchange rate impact on certain intercompany receivable and payable balances. We use foreign currency denominated debt held at the parent level to offset a portion of our foreign currency exchange rate exposure on our net investments in Euro-denominated subsidiaries. We may use derivative instruments to hedge our foreign currency exposure, but not for speculative or trading purposes. Revenue from our foreign operations during the six months ended March 31, 2026 was approximately 10% of our consolidated revenue.
We have market risk exposure to interest rate fluctuations relating to our debt. We manage interest rate risk by using a combination of fixed-rate and variable-rate debt. The amount of variable-rate debt fluctuates during the year based on our working capital requirements. We had $2.3 billion of variable-rate debt outstanding as of March 31, 2026. We periodically evaluate financial instruments to manage our exposure to fixed and variable interest rates. However, there are no assurances that such instruments will be available in the combinations we want and/or on terms acceptable to us. There were no such financial instruments in effect as of March 31, 2026.
We also have market risk exposure to interest rate fluctuations relating to our cash and cash equivalents. We had $2.2 billion in cash and cash equivalents as of March 31, 2026. The unfavorable impact of a hypothetical decrease in interest rates on cash and cash equivalents would be partially offset by the favorable impact of such a decrease on variable-rate debt. For every $100 million of cash invested that is in excess of variable-rate debt, a 10-basis point decrease in interest rates would increase our annual net interest expense by $0.1 million.
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
Inflation in the global and U.S. economies has impacted certain operating expenses, including fuel costs. If inflation persists or increases, our operations and financial results could be adversely affected, particularly in certain global markets.
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
Changes in Internal Control over Financial Reporting
During the second quarter of fiscal 2026, there was no change in the Company’s internal control over financial reporting identified in connection with the evaluation required by Rule 13a-15(d) and 15d-15(d) of the Exchange Act that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

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
The following table sets forth the number of shares purchased, the average price paid per share, the total number of shares purchased as part of publicly announced programs, and the approximate dollar value of shares that may yet be purchased under the programs during each month in the fiscal quarter ended March 31, 2026. See Note 8, “Stockholders’ Equity and Earnings per Share,” contained in “Notes to Consolidated Financial Statements” in Part I, Item 1 of this Quarterly Report on Form 10-Q for additional information.

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Programs	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Programs
January 1 to January 31	1,145	$338.87	—	$882,238,036
February 1 to February 28	3,826	$370.76	—	$882,238,036
March 1 to March 31	14,924	$350.30	—	$882,238,036
Total	19,895		—
ITEM 3.  Defaults Upon Senior Securities
None.
ITEM 4.  Mine Safety Disclosures
Not applicable.
ITEM 5.  Other Information
Executive Officer Trading Arrangements
During the three months ended March 31, 2026, none of our directors or officers (as defined in Rule 16a-1(f) of the Exchange Act) adopted, modified or terminated any contract, instruction, or written plan for the purchase or sale of our securities that was intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) of the Exchange Act (a “Rule 10b5-1 trading arrangement”) or any non-Rule 10b5-1 trading arrangement (as defined in Item 408(c) of Regulation S-K), except as follows:
James F. Cleary, our Executive Vice President and Chief Financial Officer, terminated a Rule 10b5-1 trading arrangement on March 20, 2026. Mr. Cleary had adopted this Rule 10b5-1 trading arrangement on December 19, 2025, pursuant to which he was permitted to sell up to 75,000 shares of the Company's common stock, including shares to be received upon the exercise of vested stock options, prior to the earlier to occur of December 31, 2026 or completion of all sales under the plan.

ITEM 6.  Exhibits

    (a)         Exhibits:

Exhibit Number	Description
4.1
Eighteenth Supplemental Indenture, dated February 13, 2026, by and between the Registrant and U.S. Bank Trust Company, National Association (including Form of 3.950% Senior Note due 2029) (incorporated by reference to Exhibit 4.1 to the Current Report on Form 8-K filed by the Registrant on February 13, 2026).

4.2
Nineteenth Supplemental Indenture, dated February 13, 2026, by and between the Registrant and U.S. Bank Trust Company, National Association (including Form of 4.250% Senior Note due 2030) (incorporated by reference to Exhibit 4.2 to the Current Report on Form 8-K filed by the Registrant on February 13, 2026).

4.3
Twentieth Supplemental Indenture, dated February 13, 2026, by and between the Registrant and U.S. Bank Trust Company, National Association (including Form of 4.600% Senior Note due 2033) (incorporated by reference to Exhibit 4.3 to the Current Report on Form 8-K filed by the Registrant on February 13, 2026).

4.4
Twenty-First Supplemental Indenture, dated February 13, 2026, by and between the Registrant and U.S. Bank Trust Company, National Association (including Form of 4.900% Senior Note due 2036) (incorporated by reference to Exhibit 4.4 to the Current Report on Form 8-K filed by the Registrant on February 13, 2026).

4.5
Twenty-Second Supplemental Indenture, dated February 13, 2026, by and between the Registrant and U.S. Bank Trust Company, National Association (including Form of 5.650% Senior Note due 2056) (incorporated by reference to Exhibit 4.5 to the Current Report on Form 8-K filed by the Registrant on February 13, 2026).

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

10.4
Underwriting Agreement, dated as of February 10, 2026, by and among the Registrant, Citigroup Global Markets Inc., J.P. Morgan Securities LLC, BofA Securities, Inc. and Wells Fargo Securities, LLC, as representatives of the underwriters listed in Schedule 1 thereto (incorporated by reference to Exhibit 1.1 to the Current Report on Form 8-K filed by the Registrant on February 11, 2026).

31.1	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer.
31.2	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer.
32	Section 1350 Certifications of Chief Executive Officer and Chief Financial Officer.
101
Financial statements from the Quarterly Report on Form 10-Q of Cencora, Inc. for the quarter ended March 31, 2026, formatted in Inline Extensible Business Reporting Language (iXBRL): (i) the Consolidated Balance Sheets, (ii) the Consolidated Statements of Operations, (iii) the Consolidated Statements of Comprehensive Income, (iv) the Consolidated Statements of Changes in Stockholders’ Equity, (v) the Consolidated Statements of Cash Flows, and (vi) the Notes to Consolidated Financial Statements.

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).

SIGNATURES

    Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CENCORA, INC.

May 6, 2026	/s/ Robert P. Mauch
Robert P. Mauch
President and Chief Executive Officer

May 6, 2026	/s/ James F. Cleary
James F. Cleary
Executive Vice President and Chief Financial Officer