Form 10-Q
period 2026-06-30
Cencora, Inc.
filed 2026-08-05
CIK 1140859

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE QUARTERLY PERIOD ENDED June 30, 2026
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
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes  ☒  No  ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes  ☒  No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company (as defined in Rule 12b-2 of the Exchange Act).

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

The number of shares of common stock of Cencora, Inc. outstanding as of July 31, 2026 was 190,827,165.

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

PART I. FINANCIAL INFORMATION
ITEM 1. Financial Statements (Unaudited)
CENCORA, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

(in thousands, except share and per share data)	June 30, 2026	September 30, 2025
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$2,815,291	$4,356,138
Accounts receivable, less allowances for returns and credit losses: June 30, 2026 - $1,735,207; September 30, 2025 - $1,796,172	25,448,105	25,225,299
Inventories	21,030,344	20,492,480
Right to recover assets	1,569,286	1,625,817
Prepaid expenses and other	636,051	539,339
Assets held for sale	3,836,060	—
Total current assets	55,335,137	52,239,073

Property and equipment, net	2,838,218	2,539,076
Goodwill	16,515,457	13,676,520
Other intangible assets	5,930,723	3,774,181
Deferred income taxes	179,418	208,810
Other assets	3,006,600	4,152,452

TOTAL ASSETS	$83,805,553	$76,590,112

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$54,699,786	$54,719,761
Accrued expenses and other	3,348,462	2,982,993
Short-term debt	279,155	117,785
Liabilities held for sale	869,700	—
Total current liabilities	59,197,103	57,820,539

Long-term debt	11,444,086	7,542,988
Accrued income taxes	395,987	337,631
Deferred income taxes	1,785,866	1,620,724
Accrued litigation liability	3,774,008	3,881,283
Other liabilities	3,969,412	3,639,862
Commitments and contingencies (Note 10)

Stockholders’ equity:
Common stock, $0.01 par value - authorized, issued, and outstanding: June 30, 2026 - 600,000,000 shares, 298,334,070 shares, and 190,826,409 shares September 30, 2025 - 600,000,000 shares, 297,401,863 shares, and 193,937,673 shares	2,983	2,974
Additional paid-in capital	6,335,287	6,204,302
Retained earnings	9,138,163	6,534,227
Accumulated other comprehensive loss	(979,744)	(901,378)
Treasury stock, at cost: June 30, 2026 - 107,507,661 shares; September 30, 2025 - 103,464,190 shares	(11,445,731)	(10,332,106)
Total Cencora, Inc. stockholders’ equity	3,050,958	1,508,019
Noncontrolling interests	188,133	239,066
Total stockholders’ equity	3,239,091	1,747,085

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$83,805,553	$76,590,112
See notes to consolidated financial statements.

CENCORA, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Three months ended June 30,		Nine months ended June 30,
(in thousands, except per share data)	2026	2025	2026	2025
Revenue	$84,754,837	$80,663,532	$249,042,769	$237,604,265
Cost of goods sold	81,147,602	77,756,417	238,775,124	229,079,303
Gross profit	3,607,235	2,907,115	10,267,645	8,524,962
Operating expenses:
Distribution, selling, and administrative	2,132,465	1,672,881	5,905,313	4,744,976
Depreciation	150,960	128,128	417,384	362,655
Amortization	118,539	125,867	361,808	429,650
Litigation and opioid-related (credit) expenses, net	(88,643)	17,974	(160,936)	46,263
Acquisition and divestiture-related deal and integration expenses	113,069	52,838	355,652	190,930
Restructuring and other expenses, net	60,628	41,773	115,667	140,390
Impairment of assets, including goodwill	—	—	249,498	—
Operating income	1,120,217	867,654	3,023,259	2,610,098
Other income, net	(16,882)	(110,417)	(1,123,921)	(48,997)
Interest expense, net	140,705	81,794	353,574	213,715
Income before income taxes	996,394	896,277	3,793,606	2,445,380
Income tax expense	219,727	206,528	821,285	544,495
Net income	776,667	689,749	2,972,321	1,900,885
Net income attributable to noncontrolling interests	(13,149)	(2,347)	(7,824)	(7,012)
Net income attributable to Cencora, Inc.	$763,518	$687,402	$2,964,497	$1,893,873

Earnings per share:
Basic	$3.95	$3.55	$15.28	$9.77
Diluted	$3.94	$3.52	$15.21	$9.70

Weighted average common shares outstanding:
Basic	193,147	193,822	193,971	193,794
Diluted	193,944	195,230	194,883	195,172

Cash dividends declared per share of common stock	$0.60	$0.55	$1.80	$1.65

See notes to consolidated financial statements.

CENCORA, INC. AND SUBSIDIARIES
 CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited)

	Three months ended June 30,		Nine months ended June 30,
(in thousands)	2026	2025	2026	2025
Net income	$776,667	$689,749	$2,972,321	$1,900,885
Other comprehensive (loss) income
Foreign currency translation adjustments	(18,156)	366,974	(75,135)	148,546
Other, net	(253)	(139)	(523)	3,674
Total other comprehensive (loss) income	(18,409)	366,835	(75,658)	152,220
Total comprehensive income	758,258	1,056,584	2,896,663	2,053,105
Comprehensive income attributable to noncontrolling interests	(13,176)	(11,582)	(9,874)	(14,352)
Comprehensive income attributable to Cencora, Inc.	$745,082	$1,045,002	$2,886,789	$2,038,753

See notes to consolidated financial statements.

CENCORA, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY
(Unaudited)

(in thousands, except per share data)	Common Stock	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Treasury Stock	Noncontrolling Interests	Total
March 31, 2026	$2,983	$6,301,973	$8,491,234	$(961,308)	$(10,437,292)	$187,360	$3,584,950
Net income	—	—	763,518	—	—	13,149	776,667
Other comprehensive (loss) income	—	—	—	(18,436)	—	27	(18,409)
Cash dividends, $0.60 per share	—	—	(116,589)	—	—	—	(116,589)
Share-based compensation expense	—	28,733	—	—	—	—	28,733
Purchases of common stock	—	—	—	—	(1,008,301)	—	(1,008,301)
Employee tax withholdings related to restricted share vesting	—	—	—	—	(138)	—	(138)
Acquisition	—	—	—	—	—	(4,981)	(4,981)
Other, net	—	4,581	—	—	—	(7,422)	(2,841)
June 30, 2026	$2,983	$6,335,287	$9,138,163	$(979,744)	$(11,445,731)	$188,133	$3,239,091

(in thousands, except per share data)	Common Stock	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Treasury Stock	Noncontrolling Interests	Total
March 31, 2025	$2,972	$6,142,056	$6,401,534	$(1,201,838)	$(10,331,887)	$166,962	$1,179,799
Net income	—	—	687,402	—	—	2,347	689,749
Other comprehensive income	—	—	—	357,600	—	9,235	366,835
Cash dividends, $0.55 per share	—	—	(107,493)	—	—	—	(107,493)
Exercises of stock options	1	6,834	—	—	—	—	6,835
Share-based compensation expense	—	23,184	—	—	—	—	23,184
Purchases of common stock	—	—	—	—	3	—	3
Employee tax withholdings related to restricted share vesting	—	—	—	—	(116)	—	(116)
Acquisition	—	—	—	—	—	51,154	51,154
Other, net	—	(59)	—	—	—	—	(59)
June 30, 2025	$2,973	$6,172,015	$6,981,443	$(844,238)	$(10,332,000)	$229,698	$2,209,891

See notes to consolidated financial statements.

CENCORA, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY
(Unaudited)

(in thousands, except per share data)	Common Stock	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Treasury Stock	Noncontrolling Interests	Total
September 30, 2025	$2,974	$6,204,302	$6,534,227	$(901,378)	$(10,332,106)	$239,066	$1,747,085
Net income	—	—	2,964,497	—	—	7,824	2,972,321
Other comprehensive (loss) income	—	—	—	(77,708)	—	2,050	(75,658)
Cash dividends, $1.80 per share	—	—	(360,561)	—	—	—	(360,561)
Exercises of stock options	1	8,246	—	—	—	—	8,247
Share-based compensation expense	—	122,789	—	—	—	—	122,789
Purchases of common stock	—	—	—	—	(1,008,301)	—	(1,008,301)
Employee tax withholdings related to restricted share vesting	—	—	—	—	(105,324)	—	(105,324)
Acquisitions	—	1,316	—	(658)	—	(53,385)	(52,727)
Other, net	8	(1,366)	—	—	—	(7,422)	(8,780)
June 30, 2026	$2,983	$6,335,287	$9,138,163	$(979,744)	$(11,445,731)	$188,133	$3,239,091

(in thousands, except per share data)	Common Stock	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Treasury Stock	Noncontrolling Interests	Total
September 30, 2024	$2,962	$6,030,790	$5,417,139	$(989,118)	$(9,815,835)	$140,804	$786,742
Net income	—	—	1,893,873	—	—	7,012	1,900,885
Other comprehensive income	—	—	—	144,880	—	7,340	152,220
Cash dividends, $1.65 per share	—	—	(329,569)	—	—	—	(329,569)
Exercises of stock options	3	22,610	—	—	—	—	22,613
Share-based compensation expense	—	122,020	—	—	—	—	122,020
Purchases of common stock	—	—	—	—	(438,491)	—	(438,491)
Employee tax withholdings related to restricted share vesting	—	—	—	—	(77,674)	—	(77,674)
Acquisitions	—	—	—	—	—	74,711	74,711
Other, net	8	(3,405)	—	—	—	(169)	(3,566)
June 30, 2025	$2,973	$6,172,015	$6,981,443	$(844,238)	$(10,332,000)	$229,698	$2,209,891

See notes to consolidated financial statements.

CENCORA, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Nine months ended June 30,
(in thousands)	2026	2025
OPERATING ACTIVITIES
Net income	$2,972,321	$1,900,885
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation, including amounts charged to cost of goods sold	431,959	367,582
Amortization, including amounts charged to interest expense	372,717	436,836
Provision for credit losses	6,849	45,514
Provision for deferred income taxes	247,653	4,475
Share-based compensation expense	122,789	122,020
LIFO credit	(381,896)	(19,913)
Türkiye highly inflationary impact	34,921	42,859
Impairment of assets, including goodwill	249,498	—
Adjustments to RCA and OneOncology equity units	152,749	74,920
Remeasurement gain related to OneOncology acquisition (Note 2)	(1,086,612)	—
(Gain) loss on divestiture of businesses	(17,247)	35,539
Gain on remeasurement of equity investment	(4,501)	(30,559)
Gain on divestiture of equity investment	—	(12,838)
Gain on sale of assets	(34,768)	—
Other, net	(12,755)	(29,954)
Changes in operating assets and liabilities, excluding the effects of acquisitions and divestitures:
Accounts receivable	(754,621)	(977,608)
Inventories	(1,007,059)	(949,881)
Prepaid expenses and other assets	161,838	237,814
Accounts payable	633,382	(61,892)
Accrued expenses	(221,256)	(316,650)
Income taxes payable and other liabilities	(74,537)	(127,446)
Long-term accrued litigation liability	(103,894)	—
NET CASH PROVIDED BY OPERATING ACTIVITIES	1,687,530	741,703
INVESTING ACTIVITIES
Capital expenditures	(511,033)	(418,169)
Cost of acquired companies, net of cash acquired	(4,973,696)	(4,004,220)
Proceeds from sale of assets	45,817	—
Proceeds from divestiture of a business	25,000	—
Cost of equity investments	(28,479)	(193,792)
Non-customer note receivable	23,439	(34,814)
Other, net	4,587	(4,358)
NET CASH USED IN INVESTING ACTIVITIES	(5,414,365)	(4,655,353)
FINANCING ACTIVITIES
Senior notes and loan borrowings	4,687,531	4,508,482
Senior notes and loan repayments	(1,069,139)	(763,412)
Borrowings under revolving and securitization credit facilities	83,888,834	86,153,436
Repayments under revolving and securitization credit facilities	(83,777,670)	(86,120,601)
Purchases of common stock	(1,000,052)	(435,471)
Cash dividends on common stock	(360,561)	(329,569)
Employee tax withholdings related to restricted share vesting	(105,324)	(77,674)
Other, net	(9,673)	(2,295)
NET CASH PROVIDED BY FINANCING ACTIVITIES	2,253,946	2,932,896
EFFECT OF EXCHANGE RATE CHANGES ON CASH, CASH EQUIVALENTS, AND RESTRICTED CASH	(25,519)	(41,800)
DECREASE IN CASH, CASH EQUIVALENTS, AND RESTRICTED CASH, INCLUDING CASH CLASSIFIED WITHIN ASSETS HELD FOR SALE	(1,498,408)	(1,022,554)
LESS: INCREASE IN CASH CLASSIFIED WITHIN ASSETS HELD FOR SALE	(31,184)	—
DECREASE IN CASH, CASH EQUIVALENTS, AND RESTRICTED CASH	(1,529,592)	(1,022,554)
Cash, cash equivalents, and restricted cash at beginning of period	4,394,549	3,297,880
CASH, CASH EQUIVALENTS, AND RESTRICTED CASH AT END OF PERIOD	$2,864,957	$2,275,326

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
The accompanying unaudited consolidated financial statements have been prepared in conformity with U.S. generally accepted accounting principles (“GAAP”) for interim financial information and in accordance with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. In the opinion of management, all adjustments (consisting only of normal recurring accruals, except as otherwise disclosed herein) considered necessary to present fairly the financial position as of June 30, 2026 and the results of operations and cash flows for the interim periods ended June 30, 2026 and 2025 have been included. Certain information and disclosures normally included in financial statements presented in accordance with U.S. GAAP, but which are not required for interim reporting purposes, have been omitted. The accompanying unaudited consolidated financial statements should be read in conjunction with the financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the fiscal year ended September 30, 2025.
The preparation of financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect amounts reported in the financial statements and accompanying notes. Actual amounts could differ from these estimated amounts. Certain reclassifications have been made to prior-period amounts to conform to the current year presentation.
New Reporting Structure
The Company undertook a strategic review of its business to ensure alignment with its growth priorities and strategic drivers. As a result of this review, beginning in the first quarter of fiscal 2026, the Company reorganized certain business components within its reporting structure. The Company’s revised reporting structure is comprised of U.S. Healthcare Solutions, International Healthcare Solutions, and Other. The U.S. Healthcare Solutions reportable segment consists of U.S. Human Health (excluding legacy U.S. Consulting Services). The International Healthcare Solutions reportable segment consists of Alliance Healthcare, Innomar, World Courier, and strategic components of PharmaLex. Other, which is not considered a reportable segment, consists of businesses for which the Company has begun to explore strategic alternatives and includes MWI Animal Health, Profarma, U.S. Consulting Services (which was divested in April 2026), and the other components of PharmaLex. The Company’s previously reported segment results have been revised to conform to its re-aligned reporting structure. Refer to Note 6 and Note 13 for the Company’s presentation of goodwill and segment results, respectively, under the new reporting structure.
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
The following represents a reconciliation of cash and cash equivalents in the Consolidated Balance Sheets to cash, cash equivalents, and restricted cash in the Consolidated Statements of Cash Flows:

(amounts in thousands)	June 30, 2026	September 30, 2025	June 30, 2025	September 30, 2024
	(unaudited)		(unaudited)
Cash and cash equivalents	$2,815,291	$4,356,138	$2,231,852	$3,132,648
Restricted cash (included in Prepaid Expenses and Other)	49,666	38,411	43,474	98,596
Restricted cash (included in Other Assets)	—	—	—	66,636
Cash, cash equivalents, and restricted cash	$2,864,957	$4,394,549	$2,275,326	$3,297,880

Recently Adopted Accounting Pronouncements
As of June 30, 2026, there were no recently-adopted accounting standards that had a material impact on the Company’s financial position, results of operations, cash flows, or notes to the financial statements upon their adoption.
Recently Issued Accounting Pronouncements Not Yet Adopted
In December 2023, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2023-09, “Income Taxes (Topic 740): Improvements to Income Tax Disclosures (“ASU 2023-09”).” ASU 2023-09 requires entities to provide additional information in their tax rate reconciliation and additional disclosures about income taxes paid by jurisdiction. ASU 2023-09 is effective for annual reporting periods beginning after December 15, 2024, with early adoption permitted. The guidance should be applied prospectively, but entities have the option to apply it retrospectively for each period presented. The Company is evaluating the impact of adopting this new accounting guidance.
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
The purchase price has been preliminarily allocated to the underlying assets acquired and liabilities assumed based upon their estimated fair values at the date of the acquisition in the table that follows. The allocation as of June 30, 2026 is pending the finalization of the third-party appraisals of intangible assets and corresponding deferred taxes, the finalization of working capital and related account balances, and the lease right-of-use assets and liabilities. There can be no assurance that the estimated amounts recorded as of June 30, 2026 will represent the final purchase price allocation.

(in thousands)
Consideration
Cash	$4,648,720
Fair value of previously held equity method investment in OneOncology	1,934,224
Estimated contingent consideration	752,141
Settlement of a receivable resulting from a pre-existing commercial relationship	51,990
Estimated fair value of total consideration	$7,387,075

Recognized amounts of identifiable assets acquired and liabilities assumed
Cash and cash equivalents	$58,891
Accounts receivable	257,823
Inventories	13,177
Prepaid expenses and other	20,628
Property and equipment	482,389
Goodwill	3,873,771
Other intangible assets	3,062,000
Other assets	643,365
Total assets acquired	$8,412,044

Accounts payable	$14,772
Accrued expenses and other	192,713
Short-term debt	45,358
Long-term debt	323,985
Deferred income taxes	78,837
Other liabilities	364,386
Total liabilities assumed	$1,020,051

Net assets acquired	$7,391,993

Fair value of previously held equity method investment in OneOncology	(1,934,224)
Estimated contingent consideration	(752,141)
Settlement of a receivable resulting from a pre-existing commercial relationship	(51,990)
Noncontrolling interest	(4,918)
Total cash paid	4,648,720
Cash acquired	(58,891)
Net cash paid	$4,589,829
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

The estimated fair value of the intangible assets acquired and the estimated useful lives are as follows:

(in thousands, except useful lives)	Fair Value	Useful Life
Management Service Agreement	$2,330,000	20
Trade name	710,000	15
Developed technology	16,000	5
Acquired Dataset	6,000	3
Total	$3,062,000
Goodwill reflects the intangible assets that do not qualify for separate recognition. Approximately $2,420 million of goodwill resulting from this acquisition is expected to be deductible for income tax purposes.
The Company incurred $54.3 million of acquisition-related costs in connection with this acquisition. These costs were recognized in Acquisition and Divestiture-Related Deal and Integration Expenses in the Company’s Consolidated Statements of Operations.
The Company’s consolidated results of operations since the acquisition date include $820.0 million of revenue from the Management Services Organization and certain consolidated OneOncology practices. The operating results from the majority of the OneOncology practices are not consolidated. OneOncology’s operating results are consolidated as a component of the U.S. Healthcare Solutions reportable segment (see Note 13).
In connection with the acquisition of OneOncology, the Company recorded a $1,086.6 million gain on the remeasurement of its equity method investment and the extinguishment of the put option liability related to its previously held investment in OneOncology in other income, net in the nine months ended June 30, 2026.
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
As part of the acquisition, certain RCA physicians and members of management retained equity in RCA. The Company evaluated the equity unit arrangements to determine if the contingent payments were part of the purchase price or post-acquisition compensation expense, which would be recognized over any future service period. The $694.4 million of contingent consideration for the retained equity units was concluded to be a part of the purchase price and initially recorded at its fair value at the time of the acquisition based on the unit price that the Company paid to acquire RCA times the number of equity units retained by RCA physicians and members of management, and represents a Level 3 fair value measurement. The equity units retained by RCA physicians have an embedded option feature that is a liability classified compensation arrangement and is being expensed ratably over a period of 1.5 years. The fair value of the embedded option feature was determined using a Black-Scholes model that included assumptions for the equity unit value, expected life, and volatility and represents a Level 3 fair value measurement. The Company recognized an expense of $143.6 million related to this embedded option feature and other incentive units granted in connection with the RCA acquisition in Acquisition and Divestiture-Related Deal and Integration Expenses in its Consolidated Statement of Operations for the nine months ended June 30, 2026. The Company’s estimated liability related to these equity units was $957.6 million and $815.2 million as of June 30, 2026 and September 30, 2025, respectively, and is recorded in Other Liabilities on the Company’s Consolidated Balance Sheets.
The $393.1 million of contingent consideration represented an initial estimate for RCA’s achievement of certain predefined business objectives in fiscal 2027 and fiscal 2028 and provides for the potential payment to the sellers of up to $500 million in the aggregate. The fair value of this liability was determined based on a weighted probability of the achievement of these objectives and represents a Level 3 fair value measurement. The Company’s estimated liability related to the achievement of these predefined business objectives is $412.6 million and includes $300.0 million in Accrued Expenses and Other and $112.6 million in Other Liabilities on its Consolidated Balance Sheet as of June 30, 2026. The Company’s estimated liability was $412.6 million as of September 30, 2025 and was recorded in Other Liabilities on its Consolidated Balance Sheet.

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

Note 3. Assets and Liabilities Held for Sale
The Company entered into an agreement in the second quarter of fiscal 2026 to sell its MWI Animal Health business, an operating segment within Other (see Note 13). In connection with this agreement, the Company concluded that the MWI Animal Health disposal group met the held for sale criteria and classified its assets and liabilities as held for sale. On May 20, 2026, the Company received a request for additional information and documentary materials from the Federal Trade Commission (the “FTC”) in connection with the FTC’s review of MWI Animal Health’s proposed merger with Covetrus, Inc. The Company continues to work cooperatively with the FTC staff in connection with its review of the transaction.
Total assets and liabilities of the MWI Animal Health disposal group held for sale on the June 30, 2026 Consolidated Balance Sheet are comprised of the following:

(in thousands)
Cash and cash equivalents	$31,184
Accounts receivable, less allowance for credit losses	839,629
Inventories	872,276
Prepaid expenses and other	6,143
Property and equipment, net	152,283
Goodwill	1,255,231
Other intangible assets	546,887
Other assets	132,427
Total assets held for sale	$3,836,060

Accounts payable	$636,578
Accrued expenses and other	65,074
Deferred income taxes	134,341
Other liabilities	33,707
Total liabilities held for sale	$869,700

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
The following assets and liabilities of Profarma are included in the Company’s Consolidated Balance Sheets:

(in thousands)	June 30, 2026	September 30, 2025
Cash and cash equivalents	$54,626	$70,796
Accounts receivable, net	504,560	260,759
Inventories	397,753	303,480
Prepaid expenses and other	64,181	55,981
Property and equipment, net	81,457	65,410
Other intangible assets	50,669	53,861
Other long-term assets	111,860	99,519
Total assets	$1,265,106	$909,806

Accounts payable	$514,894	$349,876
Accrued expenses and other	127,506	71,383
Short-term debt	115,354	116,361
Long-term debt	116,539	65,390
Deferred income taxes	6,554	11,986
Other long-term liabilities	165,267	75,132
Total liabilities	$1,046,114	$690,128
Profarma’s assets can only be used to settle its obligations, and its creditors do not have recourse to the general credit of the Company.
Note 5. Income Taxes
The Company files income tax returns in U.S. federal, state, and various foreign jurisdictions. As of June 30, 2026, the Company had unrecognized tax benefits, defined as the aggregate tax effect of differences between tax return positions and the benefits recognized in the Company’s financial statements, of $718.7 million ($655.7 million, net of federal benefit). If recognized, $618.7 million of these tax benefits would have reduced income tax expense and the effective tax rate. Included in this amount is $81.2 million of interest and penalties, which the Company records in Income Tax Expense in its Consolidated Statements of Operations. In the nine months ended June 30, 2026, unrecognized tax benefits increased by $78.2 million.
The Company’s effective tax rates were 22.1% and 21.6% for the three and nine months ended June 30, 2026, respectively. The Company’s effective tax rates were 23.0% and 22.3% for the three and nine months ended June 30, 2025, respectively. The effective tax rates for the three and nine months ended June 30, 2026 and 2025 were higher than the U.S. statutory rate primarily due to U.S. state income taxes, offset in part by the benefit of income taxed at rates lower than the U.S. statutory rate and tax benefits associated with equity compensation.

Note 6. Goodwill and Other Intangible Assets
In connection with the change in the Company’s reporting structure described in Note 1, the Company reallocated goodwill from the U.S. Healthcare Solutions reportable segment to Other based on the reporting units that were transferred. The following is a summary of the changes in the carrying value of goodwill, by reportable segment, for the nine months ended June 30, 2026:

(in thousands)	U.S. Healthcare Solutions	International Healthcare Solutions	Other	Total
Goodwill as of September 30, 2025	$11,104,990	$2,571,530	$—	$13,676,520
Reallocated goodwill	(1,421,428)	—	1,421,428	—
Goodwill recognized in connection with acquisitions	4,229,009	69,508	—	4,298,517
Purchase accounting adjustments	3,793	—	—	3,793
Goodwill impairment	—	—	(165,665)	(165,665)
Goodwill reclassified to assets held for sale (Note 3)	—	—	(1,255,231)	(1,255,231)
Foreign currency translation	—	(41,945)	(532)	(42,477)
Goodwill as of June 30, 2026	$13,916,364	$2,599,093	$—	$16,515,457
The Company recorded a goodwill impairment of $165.7 million related to its U.S. Consulting Services business, which was divested in April 2026.
The following is a summary of other intangible assets:

	June 30, 2026				September 30, 2025
(in thousands)	Weighted Average Remaining Useful Life	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Indefinite-lived trade names		$17,000	$—	$17,000	$17,000	$—	$17,000
Finite-lived:
Customer relationships	12 years	3,994,307	(1,375,141)	2,619,166	5,250,912	(1,860,484)	3,390,428
Other intangible assets	18 years	4,155,371	(860,814)	3,294,557	1,457,176	(1,090,423)	366,753
Total other intangible assets		$8,166,678	$(2,235,955)	$5,930,723	$6,725,088	$(2,950,907)	$3,774,181
Amortization expense for finite-lived intangible assets was $118.5 million and $125.9 million in the three months ended June 30, 2026 and 2025, respectively. Amortization expense for finite-lived intangible assets was $361.8 million and $429.7 million in the nine months ended June 30, 2026 and 2025, respectively. Amortization expense for finite-lived intangible assets is estimated to be $477.2 million in fiscal 2026, $448.6 million in fiscal 2027, $437.3 million in fiscal 2028, $423.0 million in fiscal 2029, $399.4 million in fiscal 2030, and $4,090.0 million thereafter.

Note 7. Debt
Debt consisted of the following:

(in thousands)	June 30, 2026	September 30, 2025
Multi-currency revolving credit facility due in 2030	$17,611	$—
Receivables securitization facility due in 2028	—	—
Term loan due in 2027	399,423	799,043
Term loan due in 2029	999,156	—
Money market facility due in 2027	—	—
Working capital credit facility due in 2027	—	—
$750,000, 3.450% senior notes due 2027	748,781	748,150
$500,000, 4.625% senior notes due 2027	498,227	497,309
€500,000, 2.875% senior notes due 2028	567,484	583,903
$500,000, 3.950% senior notes due 2029	497,247	—
$600,000, 4.850% senior notes due 2029	597,208	596,603
$500,000, 2.800% senior notes due 2030	497,633	497,174
$500,000, 4.250% senior notes due 2030	496,319	—
$1,000,000, 2.700% senior notes due 2031	994,678	993,838
€500,000, 3.625% senior notes due 2032	565,036	581,685
$500,000, 4.600% senior notes due 2033	496,629	—
$500,000, 5.125% senior notes due 2034	495,545	495,104
$700,000, 5.150% senior notes due 2035	695,324	694,909
$1,000,000, 4.900% senior notes due 2036	989,938	—
$500,000, 4.250% senior notes due 2045	495,955	495,792
$500,000, 4.300% senior notes due 2047	494,287	494,088
$500,000, 5.650% senior notes due 2056	491,713	—
Alliance Healthcare debt	87,990	1,424
OneOncology physician notes	365,163	—
Nonrecourse debt	231,894	181,751
Total debt	11,723,241	7,660,773
Less borrowings outstanding under the multi-currency revolving credit facility	17,611	—
Less Alliance Healthcare current portion	87,990	1,424
Less OneOncology physician notes current portion	58,200	—
Less nonrecourse current portion	115,354	116,361
Long-term debt	$11,444,086	$7,542,988
Multi-Currency Revolving Credit Facility and Commercial Paper Program
The Company had a $5.5 billion multi-currency senior unsecured revolving credit facility (the “Multi-Currency Revolving Credit Facility”) with a syndicate of lenders, which was scheduled to expire in June 2030. In July 2026, the Company amended and restated the Multi-Currency Revolving Credit Facility to, among other things, extend the expiration to July 2031 and increase the aggregate amount of the commitments under the facility to $7.0 billion. Interest on borrowings under the Multi-Currency Revolving Credit Facility accrues at specified rates based upon the Company’s debt rating. The Company pays facility fees to maintain the availability under the Multi-Currency Revolving Credit Facility at specified rates based on its debt rating. The Company may choose to repay or reduce its commitments under the Multi-Currency Revolving Credit Facility at any time. The Multi-Currency Revolving Credit Facility contains covenants, including compliance with a financial leverage ratio test, as well as others that impose limitations on, among other things, indebtedness of subsidiaries and asset sales, with which the Company was compliant as of June 30, 2026. There were $17.6 million of borrowings outstanding under the Multi-Currency Revolving Credit Facility as of June 30, 2026 and none outstanding as of September 30, 2025.

The Company has a $4.5 billion commercial paper program. The commercial paper program does not increase the Company’s borrowing capacity, and it is fully backed by its Multi-Currency Revolving Credit Facility. The Company may, from time to time, issue short-term promissory notes in an aggregate amount of up to $4.5 billion at any one time. Amounts available under the program may be borrowed, repaid, and re-borrowed from time to time. The maturities on the notes will vary but may not exceed 365 days from the date of issuance. The notes will bear interest, if interest bearing, or will be sold at a discount from their face amounts. There were no borrowings outstanding under the commercial paper program as of June 30, 2026 and September 30, 2025.
Receivables Securitization Facility
The Company had a $1.5 billion receivables securitization facility (the “Receivables Securitization Facility”). In July 2026, the Company amended the Receivables Securitization Facility to, among other things, reduce the size of the facility to $1.0 billion and increase the accordion feature from $500 million to $1.0 billion. The accordion feature allows the Company to increase the commitment on the Receivables Securitization Facility by up to $1.0 billion, subject to lender approval. The Receivables Securitization Facility is scheduled to expire in June 2028. Interest rates are based on prevailing market rates for short-term commercial paper or 30-day Term SOFR (as defined in the Receivables Securitization Facility), plus a program fee. The Company pays a customary unused fee at prevailing market rates, monthly, to maintain the availability under the Receivables Securitization Facility. The Receivables Securitization Facility contains similar covenants to the Multi-Currency Revolving Credit Facility, with which the Company was compliant as of June 30, 2026. There were no borrowings outstanding under the Receivables Securitization Facility as of June 30, 2026 and September 30, 2025.
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
Money Market Facility
The Company has an uncommitted, unsecured line of credit available to it pursuant to a money market credit agreement (the “Money Market Facility”) that allows the Company to request short-term unsecured revolving credit loans in a principal amount not to exceed $500 million on or after April 1 and before December 1 of any year and increases to $750 million on or after December 1 and before March 31 of any year. The Money Market Facility may be decreased or terminated by the bank or the Company at any time without prior notice. There were no borrowings outstanding under the Money Market Facility as of June 30, 2026 and September 30, 2025.
Working Capital Credit Facility
The Company has an uncommitted, unsecured line of credit to support its working capital needs (the “Working Capital Credit Facility”). The Working Capital Credit Facility provides the Company with the ability to request short-term, unsecured revolving credit loans from time to time in a principal amount not to exceed $500 million. The Working Capital Credit Facility was scheduled to expire in July 2026. In May 2026, the Company extended the expiration to May 2027. The Working Capital Credit Facility may be decreased or terminated by the bank or the Company at any time without prior notice. There were no borrowings outstanding under the Working Capital Credit Facility as of June 30, 2026 and September 30, 2025.
Term Loans
In January 2026, the Company entered into an agreement pursuant to which it obtained a $1.5 billion delayed draw multi-year senior unsecured term loan facility. In connection with this facility, in February 2026, the Company borrowed $500 million on a variable-rate term loan that was scheduled to mature in February 2028 (the “2028 Term Loan”) and $1.0 billion on a variable-rate term loan that matures in February 2029 (the “2029 Term Loan”) to finance a portion of the acquisition of OneOncology (see Note 2). The Company elected to make principal payments of $200 million in March 2026 and $300 million in April 2026 to repay the 2028 Term Loan.
The above term loans bear interest at a rate equal to either a Term SOFR rate or a Daily Simple SOFR rate, plus an applicable margin, or an alternate base rate, plus an applicable margin, in each case based on the Company’s public debt ratings. The Company has the right to prepay the term loans at any time, in whole or in part and without premium or penalty.

In the three months ended June 30, 2026, the Company elected to make principal payments of $400 million on the term loan due in 2027 that was originally borrowed to finance a portion of the RCA acquisition. In July 2026, the Company elected to make a principal payment of $400 million to repay this term loan in full.
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
The senior notes discussed and illustrated in the debt table above are collectively referred to as the “Notes.” Interest on the Notes is payable semiannually in arrears, with the exception of the 2028 Notes and the 2032 Notes, which are paid annually in arrears. Most of the Notes were sold at small discounts to the principal amounts and, therefore, have effective yields that are greater than the stated interest rates in the table above. Costs incurred in connection with the issuance of the Notes were deferred and are being amortized over the terms of the Notes. The indentures governing the Notes contain restrictions and covenants, which include limitations on additional indebtedness; distributions to stockholders; the repurchase of stock and the making of other restricted payments; issuance of preferred stock; creation of certain liens; transactions with subsidiaries and other affiliates; and certain corporate acts such as mergers, consolidations, and the sale of substantially all assets. An additional covenant requires compliance with a financial leverage ratio test. The Company was compliant with all covenants as of June 30, 2026.
Alliance Healthcare Debt
Alliance Healthcare debt is comprised of uncommitted revolving credit facilities in various currencies with various rates. A substantial majority of the outstanding borrowings as of June 30, 2026 were held in Türkiye. These facilities are used to fund its working capital needs.
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
Note 8. Stockholders’ Equity and Earnings per Share
In March 2024, the Company’s Board of Directors authorized a share repurchase program allowing the Company to purchase up to $2.0 billion of its outstanding shares of common stock, subject to market conditions. In the nine months ended June 30, 2026, the Company purchased 3.3 million shares of its common stock for a total of $882.2 million to complete its authorization under this program.

In May 2026, the Company’s Board of Directors authorized a new share repurchase program allowing the Company to purchase up to $2.0 billion of its outstanding shares of common stock, subject to market conditions. In the nine months ended June 30, 2026, the Company purchased 0.4 million shares of its common stock for a total of $117.8 million. As of June 30, 2026, the Company had $1,882.2 million of availability under this program.
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
    The following illustrates the components of diluted weighted average shares outstanding for the periods indicated:

	Three months ended June 30,		Nine months ended June 30,
(in thousands)	2026	2025	2026	2025
Weighted average common shares outstanding - basic	193,147	193,822	193,971	193,794
Dilutive effect of restricted stock units and stock options	797	1,408	912	1,378
Weighted average common shares outstanding - diluted	193,944	195,230	194,883	195,172
The potentially dilutive restricted stock units that were antidilutive for the three months ended June 30, 2026 and 2025 were 13 thousand and 1 thousand, respectively. The potentially dilutive restricted stock units that were antidilutive for the nine months ended June 30, 2026 and 2025 were 68 thousand and 92 thousand, respectively.
Note 9. Restructuring and Other Expenses, Net
    The following illustrates expenses incurred by the Company relating to Restructuring and Other Expenses, Net for the periods indicated:

	Three months ended June 30,		Nine months ended June 30,
(in thousands)	2026	2025	2026	2025
Restructuring and employee severance costs, net	$38,864	$10,408	$70,370	$55,066
Business transformation efforts	20,883	30,205	43,459	81,325
Other, net	881	1,160	1,838	3,999
Total restructuring and other expenses, net	$60,628	$41,773	$115,667	$140,390
Restructuring and employee severance costs, net in the three and nine months ended June 30, 2026 primarily included costs associated with workforce reductions. Restructuring and employee severance costs, net in the nine months ended June 30, 2026 also included a gain on the sale of a facility. Restructuring and employee severance costs, net in the three and nine months ended June 30, 2025 primarily included costs associated with workforce reductions.
Business transformation efforts in the three and nine months ended June 30, 2026 included non-recurring expenses related to significant strategic initiatives to improve operational efficiency, including certain technology initiatives. Business transformation efforts in the three and nine months ended June 30, 2025 included rebranding costs associated with the Company’s name change to Cencora and non-recurring expenses related to significant strategic initiatives to improve operational efficiency, including certain technology initiatives. The majority of these costs are related to services provided by third-party consultants.
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
Starting in December 2017, more than 2,000 cases were transferred to Multidistrict Litigation (“MDL”) proceedings before the United States District Court for the Northern District of Ohio (the “MDL Court”). Since then, several cases filed by government and tribal plaintiffs that were selected as bellwether cases in the MDL have been resolved through trial or settlement. Following trial in two consolidated cases in the United States District Court for the Southern District of West Virginia (the “West Virginia District Court”), the West Virginia District Court entered judgment in favor of the defendants, including the Company. The plaintiffs filed an appeal of the West Virginia District Court’s decision in the United States Court of Appeals for the Fourth Circuit (the “Fourth Circuit”) on August 2, 2022. On October 28, 2025, the Fourth Circuit issued its opinion in the case, vacated the West Virginia District Court’s judgment, and remanded the case back to the West Virginia District Court for further proceedings consistent with the Fourth Circuit’s opinion. The West Virginia District Court held a hearing on May 28, 2026 and will issue a revised ruling, as directed by the Fourth Circuit.
On July 21, 2021, the Company announced that it and the two other national pharmaceutical distributors had negotiated a Distributor Settlement Agreement that, if all conditions were satisfied, would result in the resolution of a substantial majority of opioid lawsuits filed by state and local governmental entities. The Distributor Settlement Agreement became effective on April 2, 2022, and as of June 30, 2026, it included 48 of 49 eligible states (the “Settling States”) as well as 99% by population of the eligible political subdivisions in the Settling States. The Distributor Settlement Agreement requires the Company to comply with certain requirements, including the establishment of a clearinghouse that will consolidate data from all three national pharmaceutical distributors. The States of Alabama and West Virginia and their subdivisions and Native American tribes are not a part of the Distributor Settlement Agreement, and the Company has reached separate agreements with those groups.
In Maryland, a trial commenced on September 16, 2024 in a case filed by the Mayor and City Council of Baltimore in the Circuit Court for Baltimore City (the “Baltimore Circuit Court”). On November 12, 2024, the jury returned a verdict finding ABDC (and another national distributor) liable for public nuisance. A second phase of the trial began on December 11, 2024 related to the City of Baltimore’s request for an abatement remedy and proceeded as a bench trial. Following post-trial proceedings, the Baltimore Circuit Court upheld the jury’s liability verdict but granted certain post-trial relief, and the City of Baltimore accepted the reduced compensatory damages award. In November 2025, both the City of Baltimore and ABDC (and the other national distributor) filed petitions for a writ of certiorari (bypass) with the Supreme Court of Maryland (the “Maryland Supreme Court”). On April 24, 2026, the Maryland Supreme Court granted the parties’ petitions, vacated the judgment against the defendants, and remanded the case to the Baltimore Circuit Court for further proceedings consistent with the Maryland Supreme Court’s opinion in Express Scripts, Inc. et al. v. Anne Arundel County, Maryland, in which the Maryland Supreme Court declined to expand Maryland nuisance law to cover opioid-related claims against pharmacies and pharmacy benefit managers. On May 8, 2026, the City of Baltimore voluntarily dismissed all claims against the Company with prejudice.
The Company’s accrued litigation liability related to the Distributor Settlement Agreement, including the State of Alabama, as well as other opioid-related litigation for which it has reached settlement agreements, as described above, was $4.2 billion as of June 30, 2026 and $4.3 billion as of September 30, 2025. The $4.2 billion liability will be paid over 13 years. The Company currently estimates that $396.2 million will be paid prior to June 30, 2027, which is recorded in Accrued Expenses and Other on the Company’s Consolidated Balance Sheet. The remaining long-term liability of $3.8 billion is recorded in Accrued Litigation Liability on the Company’s Consolidated Balance Sheet. While the Company has accrued its estimated liability for opioid litigation, it is unable to estimate the range of possible loss associated with the matters that are not included in the accrual. Because loss contingencies are inherently unpredictable and unfavorable developments or resolutions can occur, the assessment is highly subjective and requires judgments about future events. The Company regularly reviews opioid litigation matters to determine whether its accrual is adequate. The amount of ultimate loss may differ materially from the amount accrued to date. Until such time as otherwise resolved, the Company will continue to litigate and prepare for trial and to vigorously defend itself in all such matters. Since these matters are still developing, the Company is unable to predict the outcome, but the result of these lawsuits could include excessive monetary verdicts and/or injunctive relief that may affect the Company’s operations. Additional lawsuits regarding the distribution of prescription opioid pain medications have been filed and may continue to be filed by a variety of types of plaintiffs, including lawsuits filed by non-governmental or non-political entities and individuals, among others. The Company is vigorously defending itself in the pending lawsuits and intends to vigorously defend itself against any threatened lawsuits or enforcement proceedings.
Since July 2017, the Company has received subpoenas from several U.S. Attorney’s Offices, including grand jury subpoenas from the U.S. Attorney’s Office for the District of New Jersey (“USAO-NJ”) and the U.S. Attorney’s Office for the Eastern District of New York (“USAO-EDNY”). Those subpoenas requested the production of a broad range of documents pertaining to the Company’s distribution of controlled substances through its various subsidiaries, including ABDC, and its diversion control programs. The Company produced documents in response to the subpoenas and engaged in discussions with the various U.S. Attorney’s Offices, including the Health Care and Government Fraud Unit of the Criminal Division of the USAO-NJ, the U.S. Department of Justice Consumer Protection Branch and the U.S. Drug Enforcement Administration, in an attempt to resolve these matters. On December 29, 2022, the Department of Justice filed a civil complaint (the “Complaint”) against the Company, ABDC, and Integrated Commercialization Services, LLC (“ICS”), a subsidiary of the Company, alleging violations of the Controlled Substances Act. Specifically, the Complaint alleges that the Company negligently failed to report suspicious orders to the Drug Enforcement Administration. In the Complaint, the Department of Justice seeks civil penalties and injunctive relief. This Complaint relates to the aforementioned and previously-disclosed investigations. On March 30, 2023, the Company filed a motion to dismiss the Complaint in its entirety on behalf of itself, ABDC, and ICS. On November 6, 2023, the United States District Court for the Eastern District of Pennsylvania (the “Pennsylvania District Court”) granted in part and denied in part the motion, dismissing with prejudice all claims for civil penalties for Defendants’ alleged violations of the suspicious order reporting requirement prior to October 24, 2018, but otherwise denying the motion. On December 18, 2023, the Company, ABDC and ICS filed an Answer and Affirmative Defenses to the Complaint. On July 29, 2026, the Pennsylvania District Court entered a Fifth Amended Scheduling Order, which maintained the fact discovery deadline as November 13, 2026 and the expert discovery deadline as June 15, 2027. The Company denies the allegations in the Complaint and intends to defend itself vigorously in the litigation.
Shareholder Securities Litigation
On December 30, 2021, the Lebanon County Employees’ Retirement Fund and Teamsters Local 443 Health Services & Insurance Plan filed a complaint for a purported derivative action in the Delaware Court of Chancery against the Company and certain of its current officers and directors. The complaint alleged claims for breach of fiduciary duty allegedly arising from the Board’s and certain officers’ oversight of the Company’s controlled substance diversion control programs. The defendants moved to dismiss the complaint on March 29, 2022. On December 22, 2022, the Delaware Court of Chancery granted the motion to dismiss. On January 9, 2023, the Plaintiffs filed a Motion for Relief from Judgment and Order Pursuant to Rule 60(b) from the Delaware Court of Chancery’s judgment. On January 20, 2023, the Plaintiffs also appealed the ruling to the Delaware Supreme Court. On March 21, 2023, the Delaware Court of Chancery denied the Plaintiffs’ Motion for Relief from Judgment and Order Pursuant to Rule 60(b). On December 18, 2023, the Delaware Supreme Court reversed the dismissal and remanded the case to the Delaware Court of Chancery for further proceedings. On January 12, 2024, the Company’s Board of Directors established a Special Litigation Committee (the “SLC”) and delegated to the SLC the Board’s full authority with respect to the litigation. On March 4, 2024, the Delaware Court of Chancery granted the SLC’s consented-to motion to stay the action pending its investigation of the allegations of the complaint. On July 28, 2025, the SLC notified the Delaware Court of Chancery that the parties had reached an agreement in principle to settle all claims in the action and filed a stipulation to stay the action pending the presentation of a stipulation of settlement for the Delaware Court of Chancery’s approval. The Delaware Court of Chancery granted the stay on July 29, 2025. The parties filed a stipulation of settlement with the Delaware Court of Chancery on August 15, 2025, and the Delaware Court of Chancery held a fairness hearing on November 13, 2025. During the fairness hearing, the Delaware Court of Chancery approved the settlement and dismissed the action with prejudice. The judgment became final on December 15, 2025. Pursuant to the settlement, on December 30, 2025, insurance carriers paid the Company $86.8 million (consisting of the $111.3 million settlement award, net of fees and expenses awarded by the court to plaintiffs’ counsel), which the Company recorded as a credit in Litigation and Opioid-Related (Credit) Expenses, Net in its Consolidated Statement of Operations for the nine months ended June 30, 2026.

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
In January 2017, U.S. Bioservices Corporation, a former subsidiary of the Company, received a subpoena for information from the USAO-EDNY relating to its activities in connection with billing for products and making returns of potential overpayments to government payers. A filed qui tam complaint related to the investigation was unsealed in April 2019 and the relator filed an amended complaint under seal in the U.S. District Court for the Eastern District of New York (the “New York District Court”). In December 2019, the government filed a notice that it was declining to intervene. The New York District Court ordered that the relator’s complaint against the Company and other defendants, including AmerisourceBergen Specialty Group, LLC, be unsealed. The relator’s complaint alleged violations of the federal False Claims Act and the false claims acts of various states. The relator filed a second amended complaint, removing one state false claims act count. The Company filed a motion to dismiss the second amended complaint and all briefs on the motion were filed with the New York District Court on October 9, 2020. The motion to dismiss was granted on December 22, 2022. The False Claims Act claims were dismissed with prejudice, and the state claims were dismissed without prejudice. On January 24, 2023, the relator filed Motions to Reconsider Dismissal and For Leave to Amend the Complaint. Response briefs on those motions were filed by the Company and all briefing was completed on February 15, 2023. On October 17, 2025, the New York District Court denied the relator’s motions. On November 13, 2025, the relator filed a notice of appeal of such denial to the United States Court of Appeals for the Second Circuit (the “Second Circuit”). Pursuant to a scheduling order issued by the Second Circuit, the relator filed its appellant’s brief on January 12, 2026, the Company filed its appellee’s brief on February 17, 2026, and the relator filed a reply brief on March 9, 2026. The Second Circuit held oral argument on the appeal on June 9, 2026.
On March 3, 2022, the United States Attorney’s Office for the Western District of Virginia notified the Company of the existence of a criminal investigation into MWI Veterinary Supply Co. (“MWI”), the Company’s animal health subsidiary, in connection with grand jury subpoenas to which MWI previously responded relating to compliance with state and federal regulatory requirements governing wholesale shipments of animal health products to customers. In October 2024, the Company reached an agreement in principle to resolve these claims. While no agreement has been finalized, pursuant to the agreement in principle, the Company recorded a $49.1 million litigation expense accrual in Litigation and Opioid-Related (Credit) Expenses, Net in its fiscal 2024 Consolidated Statement of Operations. This liability is included in Accrued Expenses and Other on the Company’s Consolidated Balance Sheet as of June 30, 2026.
Note 11. Antitrust Settlements
Numerous lawsuits have been filed against certain brand pharmaceutical manufacturers alleging that the manufacturer, by itself or in concert with others, took improper actions to delay or prevent generic drugs from entering the market. These lawsuits are generally brought as class actions. The Company has not been named as a plaintiff in these lawsuits but has been a member of the direct purchasers’ class (i.e., those purchasers who purchase directly from these pharmaceutical manufacturers). None of the lawsuits has gone to trial but some have settled in the past with the Company receiving proceeds from the settlement funds. The Company recognized gains related to these lawsuits of $5.5 million and $9.5 million in the three months ended June 30, 2026 and 2025, respectively. The Company recognized gains related to these lawsuits of $34.2 million and $231.0 million in the nine months ended June 30, 2026 and 2025, respectively. These gains, which are net of attorneys’ fees and estimated payments due to other parties, were recorded as reductions to cost of goods sold in the Company’s Consolidated Statements of Operations.
Note 12. Fair Value of Financial Instruments
The recorded amounts of the Company’s cash and cash equivalents, accounts receivable, and accounts payable as of June 30, 2026 and September 30, 2025 approximate fair value based upon the relatively short-term nature of these financial instruments. Within Cash and Cash Equivalents, the Company had no investments in money market accounts as of June 30, 2026 and had $1,864.0 million of investments in money market accounts as of September 30, 2025. The fair value of the money market accounts was determined based upon unadjusted quoted prices in active markets for identical assets, otherwise known as Level 1 inputs.
The recorded amount of long-term debt (see Note 7) and the corresponding fair value as of June 30, 2026 were $11,444.1 million and $11,163.5 million, respectively. The recorded amount of long-term debt and the corresponding fair value as of September 30, 2025 were $7,543.0 million and $7,361.4 million, respectively. The fair value of long-term debt was determined based upon inputs other than quoted prices, otherwise known as Level 2 inputs.
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
The following illustrates reportable and operating segment disaggregated revenue as required by Accounting Standards Codification 606, “Revenue from Contracts with Customers,” for the periods indicated:

	Three months ended June 30,		Nine months ended June 30,
(in thousands)	2026	2025	2026	2025
U.S. Healthcare Solutions	$74,860,763	$71,342,873	$219,837,666	$210,717,432
International Healthcare Solutions:
Alliance Healthcare	6,601,430	6,229,963	19,648,593	18,001,154
Other Healthcare Solutions	1,079,026	1,023,433	3,221,585	2,907,916
Total International Healthcare Solutions	7,680,456	7,253,396	22,870,178	20,909,070
Other:
Animal Health	1,519,782	1,471,692	4,426,888	4,214,709
Other non-strategic businesses	733,548	635,772	2,010,960	1,851,617
Total Other	2,253,330	2,107,464	6,437,848	6,066,326
Intersegment eliminations	(39,712)	(40,201)	(102,923)	(88,563)
Revenue	$84,754,837	$80,663,532	$249,042,769	$237,604,265
The following illustrates reportable segment cost of goods sold information for the periods indicated:

	Three months ended June 30,		Nine months ended June 30,
(in thousands)	2026	2025	2026	2025
U.S. Healthcare Solutions	$72,484,221	$69,531,741	$213,325,288	$205,570,117
International Healthcare Solutions	6,858,416	6,517,889	20,444,427	18,693,060
Other	1,924,740	1,792,348	5,473,147	5,115,156
Intersegment eliminations	(35,382)	(38,784)	(90,105)	(84,516)
Total segment cost of goods sold	$81,231,995	$77,803,194	$239,152,757	$229,293,817
The following illustrates reportable segment operating expenses information for the periods indicated:

	Three months ended June 30,		Nine months ended June 30,
(in thousands)	2026	2025	2026	2025
U.S. Healthcare Solutions	$1,410,364	$977,482	$3,716,570	$2,681,771
International Healthcare Solutions	656,188	598,232	1,941,946	1,758,957
Other	219,854	228,012	672,915	673,886
Intersegment eliminations	(1,650)	(1,719)	(5,568)	(4,069)
Total segment operating expenses	$2,284,756	$1,802,007	$6,325,863	$5,110,545

The following illustrates reportable segment operating income information for the periods indicated:

	Three months ended June 30,		Nine months ended June 30,
(in thousands)	2026	2025	2026	2025
U.S. Healthcare Solutions	$966,178	$833,650	$2,795,808	$2,465,544
International Healthcare Solutions	165,852	137,275	483,805	457,053
Other	108,736	87,104	291,786	277,284
Intersegment eliminations	(2,680)	302	(7,250)	22
Total segment operating income	$1,238,086	$1,058,331	$3,564,149	$3,199,903
The following reconciles total segment operating income to income before income taxes for the periods indicated:

	Three months ended June 30,		Nine months ended June 30,
(in thousands)	2026	2025	2026	2025
Total segment operating income	$1,238,086	$1,058,331	$3,564,149	$3,199,903
Gains from antitrust litigation settlements	5,494	9,495	34,184	231,011
LIFO credit	94,304	52,058	381,896	19,913
Türkiye highly inflationary impact	(15,405)	(14,776)	(38,447)	(36,410)
Acquisition-related intangibles amortization	(117,208)	(124,869)	(358,642)	(426,736)
Litigation and opioid-related credit (expenses), net	88,643	(17,974)	160,936	(46,263)
Acquisition and divestiture-related deal and integration expenses	(113,069)	(52,838)	(355,652)	(190,930)
Restructuring and other expenses, net	(60,628)	(41,773)	(115,667)	(140,390)
Impairment of assets, including goodwill	—	—	(249,498)	—
Operating income	1,120,217	867,654	3,023,259	2,610,098
Other income, net	(16,882)	(110,417)	(1,123,921)	(48,997)
Interest expense, net	140,705	81,794	353,574	213,715
Income before income taxes	$996,394	$896,277	$3,793,606	$2,445,380
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
Litigation and opioid-related credit, net in the three and nine months ended June 30, 2026 includes a $102.0 million reduction of opioid liability related to the dismissal of opioid litigation. Litigation and opioid-related credit, net in the nine months ended June 30, 2026 also includes an $86.8 million credit related to a derivative lawsuit settlement (see Note 10).
In connection with the acquisition of OneOncology, the Company recorded a $1.1 billion gain on the remeasurement of its equity method investment and the extinguishment of the put option liability related to its previously held investment in OneOncology in Other income, net in the nine months ended June 30, 2026 (see Note 2).
Other income, net in the three months ended June 30, 2025 includes $39.7 million for the Company’s portion of an equity method investment’s gain on the sale of a business, a $27.3 million gain on the remeasurement of an equity investment, and a $26.0 million currency remeasurement gain on the deferred tax assets relating to 2020 Swiss tax reform. Other income, net in the nine months ended June 30, 2025 includes $39.7 million for the Company’s portion of an equity method investment’s gain on the sale of a business, a $30.6 million gain on the remeasurement of an equity method investment, a $15.7 million currency remeasurement gain on the deferred tax assets relating to 2020 Swiss tax reform, and a $35.5 million loss on the divestiture of non-core businesses.

The following illustrates depreciation and amortization by reportable segment for the periods indicated:

	Three months ended June 30,		Nine months ended June 30,
(in thousands)	2026	2025	2026	2025
U.S. Healthcare Solutions	$111,563	$74,322	$277,809	$207,383
International Healthcare Solutions	36,433	35,354	109,177	99,813
Other	4,295	19,450	33,564	58,373
Acquisition-related intangibles amortization	117,208	124,869	358,642	426,736
Total depreciation and amortization	$269,499	$253,995	$779,192	$792,305
Depreciation and amortization related to property and equipment and intangible assets excludes amortization of deferred financing costs and other debt-related items, which are included in interest expense, net.
The following illustrates capital expenditures by reportable segment for the periods indicated:

	Three months ended June 30,		Nine months ended June 30,
(in thousands)	2026	2025	2026	2025
U.S. Healthcare Solutions	$146,601	$109,704	$309,550	$210,198
International Healthcare Solutions	62,271	59,509	153,263	168,179
Other	17,167	14,003	48,220	39,792
Total capital expenditures	$226,039	$183,216	$511,033	$418,169

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
Executive Summary
    This executive summary provides highlights from the results of operations that follow:
•Revenue increased by $4.1 billion, or 5.1%, and $11.4 billion, or 4.8%, from the prior year quarter and nine-month period, respectively, primarily due to growth in both reportable segments. U.S. Healthcare Solutions’ revenue increased by $3.5 billion, or 4.9%, and $9.1 billion, or 4.3%, from the prior year quarter and nine-month period, respectively, primarily due to overall market growth largely driven by unit volume growth, including increased sales of specialty products to health systems and physician practices and increased sales of $2.3 billion, or 25.5%, and $5.2 billion, or 19.7%, from the prior year quarter and nine-month period, respectively, of products labeled for diabetes and/or weight loss in the GLP-1 class, offset in part by a decline in manufacturer prices related to certain brand pharmaceutical products, a decrease in sales due to losses of an oncology customer and a grocery customer (in the nine-month period only), and lower sales to our large mail order customer as a result of brand conversions. International Healthcare Solutions’ revenue increased by $0.4 billion, or 5.9%, and $2.0 billion, or 9.4%, from the prior year quarter and nine-month period, respectively, primarily due to increased sales at our European distribution business.
•Gross profit increased by $700.1 million, or 24.1%, and $1,742.7 million, or 20.4%, from the prior year quarter and nine-month period, respectively, primarily due to the increases in gross profit in both reportable segments and higher last-in, first-out (“LIFO”) credits in the current year periods, offset in part by lower gains from antitrust litigation settlements in the current year nine-month period in comparison to the prior year nine-month period. U.S. Healthcare Solutions’ gross profit increased by $565.4 million, or 31.2%, and $1,365.1 million, or 26.5%, from the prior year quarter and nine-month period, respectively. The increase from the prior year quarter is primarily due to the February 2026 acquisition of OneOncology and increased pharmaceutical sales. The increase from the prior year nine-month period is primarily due to the February 2026 acquisition of OneOncology, the January 2025 acquisition of RCA, and increased pharmaceutical sales. International Healthcare Solutions’ gross profit increased by $86.5 million, or 11.8%, and $209.7 million, or 9.5%, from the prior year quarter and nine-month period, respectively, primarily due to increases in gross profit at our European distribution business and our global specialty logistics business.
•Total operating expenses increased by $447.6 million, or 21.9%, and $1,329.5 million, or 22.5%, from the prior year quarter and nine-month period, respectively. The increase from the prior year quarter is primarily due to the February 2026 acquisition of OneOncology, offset in part by the litigation and opioid-related credit in the current year quarter in comparison to an expense in the prior year quarter. The increase from the prior year nine-month period is primarily due to the February 2026 acquisition of OneOncology, the January 2025 acquisition of RCA, and an impairment of assets of our U.S. Consulting Services business that was divested in April 2026, offset in part by the litigation and opioid-related credit in the current year nine-month period in comparison to an expense in the prior year nine-month period.
•Total segment operating income increased by $179.8 million, or 17.0%, and $364.2 million, or 11.4%, from the prior year quarter and nine-month period, respectively. U.S. Healthcare Solutions’ operating income increased by $132.5 million, or 15.9%, and $330.3 million, or 13.4%, from the prior year quarter and nine-month period, respectively. The increase from the prior year quarter is primarily due to the February 2026 acquisition of OneOncology and overall growth, and the increase from the prior year nine-month period is primarily due to the January 2025 acquisition of RCA, the February 2026 acquisition of OneOncology, and overall growth. International Healthcare Solutions’ operating income increased by $28.6 million, or 20.8%, from the prior year quarter and increased by $26.8 million, or 5.9%, from the prior year nine-month period. The increase from the prior year quarter is primarily due to increased operating income at our European distribution business, which was primarily driven by manufacturer price increases in a developing market country, and our global specialty logistics business, and the increase from the prior year nine-month period is primarily due to an increase in operating income at our global specialty logistics business.
•Our effective tax rates were 22.1% and 21.6% for the three and nine months ended June 30, 2026, respectively. Our effective tax rates were 23.0% and 22.3% for the three and nine months ended June 30,

2025, respectively. The effective tax rates for the three and nine months ended June 30, 2026 and 2025 were higher than the U.S. statutory rate primarily due to U.S. state income taxes, offset in part by the benefit of income taxed at rates lower than the U.S. statutory rate and tax benefits associated with equity compensation.

Results of Operations
Revenue

	Three months ended June 30,			Nine months ended June 30,
(dollars in thousands)	2026	2025	Change	2026	2025	Change
U.S. Healthcare Solutions	$74,860,763	$71,342,873	4.9%	$219,837,666	$210,717,432	4.3%
International Healthcare Solutions:
Alliance Healthcare	6,601,430	6,229,963	6.0%	19,648,593	18,001,154	9.2%
Other Healthcare Solutions	1,079,026	1,023,433	5.4%	3,221,585	2,907,916	10.8%
Total International Healthcare Solutions	7,680,456	7,253,396	5.9%	22,870,178	20,909,070	9.4%
Other:
Animal Health	1,519,782	1,471,692	3.3%	4,426,888	4,214,709	5.0%
Other non-strategic businesses	733,548	635,772	15.4%	2,010,960	1,851,617	8.6%
Total Other	2,253,330	2,107,464	6.9%	6,437,848	6,066,326	6.1%
Intersegment eliminations	(39,712)	(40,201)		(102,923)	(88,563)
Revenue	$84,754,837	$80,663,532	5.1%	$249,042,769	$237,604,265	4.8%
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
Revenue increased by $4.1 billion, or 5.1%, and $11.4 billion, or 4.8%, from the prior year quarter and nine-month period, respectively, primarily due to growth in both reportable segments.
U.S. Healthcare Solutions’ revenue increased by $3.5 billion, or 4.9%, and $9.1 billion, or 4.3%, from the prior year quarter and nine-month period, respectively, primarily due to overall market growth largely driven by unit volume growth, including increased sales of specialty products to health systems and physician practices and increased sales of $2.3 billion, or 25.5%, and $5.2 billion, or 19.7%, from the prior year quarter and nine-month period, respectively, of products labeled for diabetes and/or weight loss in the GLP-1 class, offset in part by a decline in manufacturer prices related to certain brand pharmaceutical products, a decrease in sales due to losses of an oncology customer and a grocery customer (in the nine-month period only), and lower sales to our large mail order customer as a result of brand conversions.
International Healthcare Solutions’ revenue increased by $0.4 billion, or 5.9%, and $2.0 billion, or 9.4%, from the prior year quarter and nine-month period, respectively, primarily due to increased sales of $0.4 billion and $1.6 billion at our European distribution business from the prior year quarter and nine-month period, respectively.
Revenue in Other increased by $0.1 billion, or 6.9%, and $0.4 billion, or 6.1%, from the prior year quarter and nine-month period, respectively, due to increased sales at our less-than-wholly-owned Brazil distribution business and at our animal health business, offset in part by a decrease in sales at our consulting services businesses.
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

Gross Profit

	Three months ended June 30,			Nine months ended June 30,
(dollars in thousands)	2026	2025	Change	2026	2025	Change
U.S. Healthcare Solutions	$2,376,542	$1,811,132	31.2%	$6,512,378	$5,147,315	26.5%
International Healthcare Solutions	822,040	735,507	11.8%	2,425,751	2,216,010	9.5%
Other	328,590	315,116	4.3%	964,701	951,170	1.4%
Intersegment eliminations	(4,330)	(1,417)		(12,818)	(4,047)
Gains from antitrust litigation settlements	5,494	9,495		34,184	231,011
LIFO credit	94,304	52,058		381,896	19,913
Türkiye highly inflationary impact	(15,405)	(14,776)		(38,447)	(36,410)
Gross profit	$3,607,235	$2,907,115	24.1%	$10,267,645	$8,524,962	20.4%
Gross profit increased by $700.1 million, or 24.1%, and $1,742.7 million, or 20.4%, from the prior year quarter and nine-month period, respectively, primarily due to the increases in gross profit in both reportable segments and higher LIFO credits in the current year periods, offset in part by lower gains from antitrust litigation settlements in the current year nine-month period in comparison to the prior year nine-month period.
U.S. Healthcare Solutions’ gross profit increased by $565.4 million, or 31.2%, and $1,365.1 million, or 26.5%, from the prior year quarter and nine-month period, respectively. The increase from the prior year quarter is primarily due to the February 2026 acquisition of OneOncology and increased pharmaceutical sales. The increase from the prior year nine-month period is primarily due to the February 2026 acquisition of OneOncology, the January 2025 acquisition of RCA, and increased pharmaceutical sales. As a percentage of revenue, U.S. Healthcare Solutions’ gross profit margin of 3.17% in the current year quarter increased 63 basis points from the prior year quarter primarily due to the February 2026 acquisition of OneOncology, offset in part by higher sales of GLP-1s, which have lower gross profit margins. As a percentage of revenue, U.S. Healthcare Solutions’ gross profit margin of 2.96% in the current year nine-month period increased 52 basis points from the prior year nine-month period primarily due to the January 2025 acquisition of RCA and the February 2026 acquisition of OneOncology, offset in part by higher sales of GLP-1s, which have lower gross profit margins.
International Healthcare Solutions’ gross profit increased by $86.5 million, or 11.8%, and $209.7 million, or 9.5%, from the prior year quarter and nine-month period, respectively, primarily due to increases in gross profit at our European distribution business and our global specialty logistics business.
Gross profit in Other increased by $13.5 million, or 4.3%, and $13.5 million or 1.4% from the prior year quarter and nine-month period, respectively.
We recognized gains from antitrust litigation settlements with pharmaceutical manufacturers of $5.5 million and $9.5 million in the three months ended June 30, 2026 and 2025, respectively, and $34.2 million and $231.0 million in the nine months ended June 30, 2026 and 2025, respectively. The gains were recorded as reductions to Cost of Goods Sold (see Note 11 of the Notes to Consolidated Financial Statements).
Our cost of goods sold for interim periods includes a LIFO provision that is recorded ratably on a quarterly basis and is based on our estimated annual LIFO provision. The annual LIFO provision, which we estimate on a quarterly basis, is affected by manufacturer pricing practices, which may be impacted by market and other external influences, expected changes in inventory quantities, and product mix, many of which are difficult to predict. Changes to any of the above factors may have a material impact on our annual LIFO provision. Based on estimates in our current fiscal year LIFO provision, the increase in LIFO credits in the current year periods, in comparison to the prior year periods, is primarily due to a decline in manufacturer prices related to certain brand pharmaceutical products.
We recognized expense in Cost of Goods Sold of $15.4 million and $14.8 million in the three months ended June 30, 2026 and 2025, respectively, and $38.4 million and $36.4 million in the nine months ended June 30, 2026 and 2025, respectively, related to the impact of Türkiye highly inflationary accounting driven by the continued weakening of the Turkish Lira.

Operating Expenses

	Three months ended June 30,			Nine months ended June 30,
(dollars in thousands)	2026	2025	Change	2026	2025	Change
Distribution, selling, and administrative	$2,132,465	$1,672,881	27.5%	$5,905,313	$4,744,976	24.5%
Depreciation and amortization	269,499	253,995	6.1%	779,192	792,305	(1.7)%
Litigation and opioid-related (credit) expenses, net	(88,643)	17,974		(160,936)	46,263
Acquisition and divestiture-related deal and integration expenses	113,069	52,838		355,652	190,930
Restructuring and other expenses, net	60,628	41,773		115,667	140,390
Impairment of assets, including goodwill	—	—		249,498	—
Total operating expenses	$2,487,018	$2,039,461	21.9%	$7,244,386	$5,914,864	22.5%
Distribution, selling, and administrative expenses increased by $459.6 million, or 27.5%, and $1,160.3 million, or 24.5%, compared to the prior year quarter and nine-month period, respectively. The increase from the prior year quarter is primarily due to the February 2026 acquisition of OneOncology. The increase from the prior year nine-month period is primarily due to the February 2026 acquisition of OneOncology and the January 2025 acquisition of RCA. As a percentage of revenue, distribution, selling, and administrative expenses were 2.52% and 2.37% in the current year quarter and nine-month period, respectively, and represent increases of 45 and 37 basis points compared to the prior year quarter and nine-month period, respectively. The increase from the prior year quarter is primarily due to the acquisition of OneOncology, and the increase from the prior year nine-month period is primarily due to the February 2026 acquisition of OneOncology and the January 2025 acquisition of RCA.
Depreciation expense increased 17.8% and 15.1% from the prior year quarter and nine-month period, respectively. Amortization expense decreased 5.8% and 15.8% from the prior year quarter and nine-month period, respectively, due to certain trade names becoming fully amortized in connection with our company name change to Cencora and the gradual transition away from other trade names used, which were acquired through prior acquisitions, offset in part by incremental amortization expense related to recently acquired intangible assets.
Litigation and opioid-related (credit) expenses, net in the three and nine months ended June 30, 2026 and 2025 include legal fees in connection with opioid lawsuits and investigations. Litigation and opioid-related (credit) expenses, net in the three months June 30, 2026 includes a $102.0 million reduction of opioid liability related to the dismissal of opioid litigation. The nine months ended June 30, 2026 also includes an $86.8 million credit related to a derivative lawsuit settlement (see Note 10 of the Consolidated Notes to Financial Statements).
Acquisition and divestiture-related deal and integration expenses in the three and nine months ended June 30, 2026 primarily included expenses related to our acquisitions of OneOncology and RCA, including $55.2 million and $152.7 million of adjustments to RCA and OneOncology equity units in the three and nine months ended June 30, 2026, respectively, and costs associated with strategic alternatives of certain non-core businesses. Acquisition and divestiture-related deal and integration expenses in the three and nine months ended June 30, 2025 primarily included expenses related to our acquisition of RCA, including $37.5 million and $74.9 million of adjustments to RCA equity units in the three and nine months ended June 30, 2025, respectively.
Restructuring and other expenses, net are comprised of the following:

	Three months ended June 30,		Nine months ended June 30,
(in thousands)	2026	2025	2026	2025
Restructuring and employee severance costs, net	$38,864	$10,408	$70,370	$55,066
Business transformation efforts	20,883	30,205	43,459	81,325
Other, net	881	1,160	1,838	3,999
Total restructuring and other expenses, net	$60,628	$41,773	$115,667	$140,390

Restructuring and employee severance costs, net in the three and nine months ended June 30, 2026 primarily included costs associated with workforce reductions. Restructuring and employee severance costs, net in the nine months ended June 30, 2026 also included a gain on the sale of a facility. Restructuring and employee severance costs, net in the three and nine months ended June 30, 2025 primarily included costs associated with workforce reductions.
Business transformation efforts in the three and nine months ended June 30, 2026 included non-recurring expenses related to significant strategic initiatives to improve operational efficiency, including certain technology initiatives. Business transformation efforts in the three and nine months ended June 30, 2025 included rebranding costs associated with our name change to Cencora and non-recurring expenses related to significant strategic initiatives to improve operational efficiency, including certain technology initiatives. The majority of these costs are related to services provided by third-party consultants.
In the nine months ended June 30, 2026, we recorded an impairment of assets of $249.5 million, including goodwill, related to our U.S. Consulting Services business, which was divested in April 2026.
Operating Income

	Three months ended June 30,			Nine months ended June 30,
(dollars in thousands)	2026	2025	Change	2026	2025	Change
U.S. Healthcare Solutions	$966,178	$833,650	15.9%	$2,795,808	$2,465,544	13.4%
International Healthcare Solutions	165,852	137,275	20.8%	483,805	457,053	5.9%
Other	108,736	87,104	24.8%	291,786	277,284	5.2%
Intersegment eliminations	(2,680)	302		(7,250)	22
Total segment operating income	1,238,086	1,058,331	17.0%	3,564,149	3,199,903	11.4%

Gains from antitrust litigation settlements	5,494	9,495		34,184	231,011
LIFO credit	94,304	52,058		381,896	19,913
Türkiye highly inflationary impact	(15,405)	(14,776)		(38,447)	(36,410)
Acquisition-related intangibles amortization	(117,208)	(124,869)		(358,642)	(426,736)
Litigation and opioid-related credit (expenses), net	88,643	(17,974)		160,936	(46,263)
Acquisition and divestiture-related deal and integration expenses	(113,069)	(52,838)		(355,652)	(190,930)
Restructuring and other expenses, net	(60,628)	(41,773)		(115,667)	(140,390)
Impairment of assets, including goodwill	—	—		(249,498)	—
Operating income	$1,120,217	$867,654	29.1%	$3,023,259	$2,610,098	15.8%
U.S. Healthcare Solutions’ operating income increased by $132.5 million, or 15.9%, and $330.3 million, or 13.4%, from the prior year quarter and nine month-period, respectively, primarily due to the increase in gross profit, as noted above, and was offset in part by the increase in operating expenses. As a percentage of revenue, U.S. Healthcare Solutions’ operating income margin was 1.29% and 1.27% in the current year quarter and nine-month period, respectively, and represent increases of 12 and 10 basis points from the prior year quarter and nine-month period, respectively, due to the increases in gross profit margin, as described above in the Gross Profit section, offset in part by increases in the operating expense margin.
International Healthcare Solutions’ operating income increased by $28.6 million, or 20.8%, from the prior year quarter and increased by $26.8 million, or 5.9%, from the prior year nine-month period. The increase from the prior year quarter is primarily due to increased operating income at our European distribution business, which was primarily driven by manufacturer price increases in a developing market country, and our global specialty logistics business, and the increase from the prior year nine-month period is primarily due to an increase in operating income at our global specialty logistics business.

Operating income in Other increased by $21.6 million, or 24.8%, and $14.5 million, or 5.2%, from the prior year quarter and nine-month period, respectively, due to increases in operating income at our animal health business, offset in part by lower operating income at our consulting services businesses.
Other Income, Net
In connection with the acquisition of OneOncology, we recorded a $1.1 billion gain on the remeasurement of our equity method investment and the extinguishment of the put option liability related to our previously held investment in OneOncology in other income, net in the nine months ended June 30, 2026 (see Note 2 of the Notes to Consolidated Financial Statements).
Other income, net in the three months ended June 30, 2025 includes $39.7 million for our portion of an equity method investment’s gain on the sale of a business, a $27.3 million gain on the remeasurement of an equity investment, and a $26.0 million currency remeasurement gain on the deferred tax assets relating to 2020 Swiss tax reform. Other income, net in the nine months ended June 30, 2025 includes $39.7 million for our portion of an equity method investment’s gain on the sale of a business, a $30.6 million gain on the remeasurement of an equity method investment, a $15.7 million currency remeasurement gain on the deferred tax assets relating to 2020 Swiss tax reform, and a $35.5 million loss on the divestiture of non-core businesses.

Interest Expense, Net
Interest expense, net and the respective weighted average interest rates for the three months ended June 30, 2026 and 2025 are as follows:

	2026		2025
(dollars in thousands)	Amount	Weighted Average Interest Rate	Amount	Weighted Average Interest Rate
Interest expense	$154,523	4.23%	$116,896	4.35%
Interest income	(13,818)	3.06%	(35,102)	5.31%
Interest expense, net	$140,705		$81,794
Interest expense, net increased by $58.9 million, or 72.0%, from the prior year quarter due to the increase in interest expense and a decrease in interest income.
The increase in interest expense was primarily due to the issuance of our $3.0 billion of senior notes and the $1.5 billion of variable-rate term loans in February 2026, which we borrowed to finance a portion of the OneOncology acquisition, and higher interest expense at our European distribution business, offset in part by lower interest on our domestic revolving credit facility borrowings and lower interest expense on the $0.4 billion balance remaining on the $1.5 billion variable-rate term loan, which we borrowed in January 2025 to finance a portion of the RCA acquisition.
The decrease in interest income was primarily driven by lower investment interest rates and lower average investment cash balances in the current year quarter in comparison to the prior year quarter.
Interest expense, net and the respective weighted average interest rates for the nine months ended June 30, 2026 and 2025 are as follows:

	2026		2025
(dollars in thousands)	Amount	Weighted Average Interest Rate	Amount	Weighted Average Interest Rate
Interest expense	$402,227	4.15%	$310,395	4.31%
Interest income	(48,653)	3.29%	(96,680)	5.24%
Interest expense, net	$353,574		$213,715
Interest expense, net increased by $139.9 million, or 65.4% from the prior year nine-month period due to the increase in interest expense and a decrease in interest income.
The increase in interest expense was primarily due to the issuance of our $3.0 billion of senior notes and the $1.5 billion of variable-rate term loans in February 2026, which we borrowed to finance a portion of the OneOncology acquisition, higher interest expense at our European distribution business, and the issuance of our €1.0 billion of senior notes in May 2025, offset in part by lower interest on our domestic revolving credit facility borrowings.
The decrease in interest income was primarily driven by lower investment interest rates and lower average investment cash balances in the current year nine-month period in comparison to the prior year nine-month period.
Income Tax Expense
Our effective tax rates were 22.1% and 21.6% for the three and nine months ended June 30, 2026, respectively. Our effective tax rates were 23.0% and 22.3% for the three and nine months ended June 30, 2025, respectively. The effective tax rates for the three and nine months ended June 30, 2026 and 2025 were higher than the U.S. statutory rate primarily due to U.S. state income taxes, offset in part by the benefit of income taxed at rates lower than the U.S. statutory rate and tax benefits associated with equity compensation.
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
As of June 30, 2026 and September 30, 2025, our cash and cash equivalents held by foreign subsidiaries were $811.1 million and $957.7 million, respectively. We have the ability to repatriate the majority of our cash and cash equivalents held by our foreign subsidiaries without incurring significant additional taxes upon repatriation.
Our cash balances in the nine months ended June 30, 2026 and 2025 were supplemented by intra-period credit facility borrowings to cover short-term working capital needs. The largest amount of intra-period borrowings that was outstanding at any one time under our revolving and securitization credit facilities during the nine months ended June 30, 2026 and 2025 was $6.8 billion and $5.1 billion, respectively. We had $83.8 billion and $86.1 billion of cumulative intra-period borrowings that were repaid under our credit facilities during the nine months ended June 30, 2026 and 2025, respectively.
Cash Flows
We generated $1.7 billion of cash from operations during the nine months ended June 30, 2026 compared to $0.7 billion of cash generated from operations during the nine months ended June 30, 2025, a $1.0 billion increase in cash generated. The timing of cash receipts and disbursements and inventory purchases can significantly impact our working capital. In the nine months ended June 30, 2026, the net increase in accounts payable, accounts receivable, and inventories resulted in $1.1 billion of cash used in operations compared to $2.0 billion of cash used in the nine months ended June 30, 2025.
During the nine months ended June 30, 2026, our operating activities generated cash of $1.7 billion and was principally the result of the following:
•Net income of $3.0 billion; and
•An increase in accounts payable of $0.6 billion due to the increase in our inventory balances and the timing of scheduled payments to our suppliers.
The cash provided by the above items was offset in part by the following:
•An increase in inventories of $1.0 billion to support the increase in business volume;
•An increase in accounts receivable of $0.8 billion primarily due to an increase in sales and the timing of scheduled payments from our customers; and
•A decrease in accrued expenses of $0.2 billion primarily due to the payment of accrued liabilities that were on our Consolidated Balance Sheet as of September 30, 2025.
During the nine months ended June 30, 2025, our operating activities generated cash of $0.7 billion and was principally the result of the following:
•Net income of $1.9 billion; and
•Positive non-cash items of $1.0 billion, which is primarily comprised of amortization expense of $0.4 billion and depreciation expense of $0.4 billion.

The cash provided by the above items was offset in part by the following:
•An increase in accounts receivable of $1.0 billion primarily due to an increase in sales and the timing of scheduled payments from our customers;
•An increase in inventories of $0.9 billion to support the increase in business volume; and
•A decrease in accrued expenses of $0.3 billion primarily due to the payment of accrued liabilities that were on our Consolidated Balance Sheet as of September 30, 2024, including $0.2 billion of opioid litigation settlement payments.
We use days sales outstanding, days inventory on hand, and days payable outstanding to evaluate our working capital performance. The below financial metrics are calculated based upon a quarterly average and can be impacted by the timing of cash receipts and disbursements, which can vary significantly depending upon the day of the week on which the period ends.

	Three months ended June 30,		Nine months ended June 30,
	2026	2025	2026	2025
Days sales outstanding	27.1	27.9	27.5	27.9
Days inventory on hand	26.6	26.8	28.0	27.1
Days payable outstanding	59.7	59.0	61.3	59.6

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
Operating cash flows during the nine months ended June 30, 2026 included $358.2 million of interest payments and $392.7 million of income tax payments, net of refunds. Operating cash flows during the nine months ended June 30, 2025 included $263.1 million of interest payments and $421.4 million of income tax payments, net of refunds.
Capital expenditures in the nine months ended June 30, 2026 and 2025 were $511.0 million and $418.2 million, respectively. Significant capital expenditures in the nine months ended June 30, 2026 and 2025 included investments relating to the continued expansion and enhancement of our distribution network and various technology initiatives.
We currently expect to invest approximately $900 million in capital expenditures during fiscal 2026. Larger 2026 capital expenditures will include investments relating to the continued expansion and enhancement of our distribution network and various technology initiatives.
In addition to capital expenditures, net cash used in investing activities in the nine months ended June 30, 2026 included $4.6 billion for the acquisition of OneOncology. In addition to capital expenditures, net cash used in investing activities in the nine months ended June 30, 2025 included $3.9 billion for the acquisition of RCA and $193.8 million for equity investments.
Net cash provided by financing activities of $2.3 billion in the nine months ended June 30, 2026 principally resulted from the $3.0 billion issuance of senior notes and $1.5 billion of term loan borrowings to finance a portion of the acquisition of OneOncology, offset in part by $1.0 billion of purchases of our common stock, $900.0 million of term loan repayments, $360.6 million in cash dividends paid on our common stock, and $105.3 million in purchases of our common stock related to employee tax withholdings related to restricted share vesting.
Net cash provided by financing activities of $2.9 billion in the nine months ended June 30, 2025 principally resulted from the $1.8 billion issuance of senior notes and $1.5 billion of term loan borrowings to finance a portion of the acquisition of RCA, as well as the issuance of €1.0 billion of senior notes that were used for general corporate purposes. All of the above were offset in part by the repayment of our $500 million of 3.250% senior notes that matured in March 2025, $435.5 million in purchases of our common stock, $329.6 million in cash dividends paid on our common stock, and $200.0 million of term loan repayments.

Debt and Credit Facility Availability
The following table illustrates our debt structure as of June 30, 2026, including availability under the multi-currency revolving credit facility, the receivables securitization facility, the money market facility, the working capital credit facility, and the Alliance Healthcare debt:

(in thousands)	Outstanding Balance	Additional Availability
Fixed-Rate Debt:
$750,000, 3.450% senior notes due 2027	$748,781	$—
$500,000, 4.625% senior notes due 2027	498,227	—
€500,000, 2.875% senior notes due 2028	567,484	—
$500,000, 3.950% senior notes due 2029	497,247	—
$600,000, 4.850% senior notes due 2029	597,208	—
$500,000, 2.800% senior notes due 2030	497,633	—
$500,000, 4.250% senior notes due 2030	496,319	—
$1,000,000, 2.700% senior notes due 2031	994,678	—
€500,000, 3.625% senior notes due 2032	565,036	—
$500,000, 4.600% senior notes due 2033	496,629	—
$500,000, 5.125% senior notes due 2034	495,545	—
$700,000, 5.150% senior notes due 2035	695,324	—
$1,000,000, 4.900% senior notes due 2036	989,938	—
$500,000, 4.250% senior notes due 2045	495,955	—
$500,000, 4.300% senior notes due 2047	494,287	—
$500,000, 5.650% senior notes due 2056	491,713	—
OneOncology physician notes	365,163	—
Nonrecourse debt	87,047	—
Total fixed-rate debt	10,074,214	—

Variable-Rate Debt:
Multi-currency revolving credit facility due in 2030	17,611	5,482,389
Receivables securitization facility due in 2028	—	1,500,000
Term loan due in 2027	399,423	—
Term loan due in 2029	999,156	—
Money market facility due in 2027	—	500,000
Working capital credit facility due in 2027	—	500,000
Alliance Healthcare debt	87,990	678,514
Nonrecourse debt	144,847	—
Total variable-rate debt	1,649,027	8,660,903
Total debt	$11,723,241	$8,660,903
We had a $5.5 billion multi-currency senior unsecured revolving credit facility (the “Multi-Currency Revolving Credit Facility”) with a syndicate of lenders, which was scheduled to expire in June 2030. In July 2026, we amended and restated the Multi-Currency Revolving Credit Facility to, among other things, extend the expiration to July 2031 and increase the aggregate amount of the commitments under the facility to $7.0 billion. Interest on borrowings under the Multi-Currency Revolving Credit Facility accrues at specified rates based upon our debt rating. We pay facility fees to maintain the availability under the Multi-Currency Revolving Credit Facility at specified rates based on our debt rating. We may choose to repay or reduce our commitments under the Multi-Currency Revolving Credit Facility at any time. The Multi-Currency Revolving Credit Facility contains covenants, including compliance with a financial leverage ratio test, as well as others that impose limitations on, among other things, indebtedness of subsidiaries and asset sales, with which we were compliant as of June 30, 2026. There were $17.6 million of borrowings outstanding under the Multi-Currency Revolving Credit Facility as of June 30, 2026 and none outstanding as of September 30, 2025.

We have a $4.5 billion commercial paper program. The commercial paper program does not increase our borrowing capacity, and it is fully backed by our Multi-Currency Revolving Credit Facility. We may, from time to time, issue short-term promissory notes in an aggregate amount of up to $4.5 billion at any one time. Amounts available under the program may be borrowed, repaid, and re-borrowed from time to time. The maturities on the notes will vary but may not exceed 365 days from the date of issuance. The notes will bear interest, if interest bearing, or will be sold at a discount from their face amounts. There were no borrowings outstanding under the commercial paper program as of June 30, 2026 and September 30, 2025.
We had a $1.5 billion receivables securitization facility (the “Receivables Securitization Facility”). In July 2026, we amended the Receivables Securitization Facility to, among other things, reduce the size of the facility to $1.0 billion and increase the accordion feature from $500 million to $1.0 billion. The accordion feature allows us to increase the commitment on the Receivables Securitization Facility by up to $1.0 billion, subject to lender approval. The Receivables Securitization Facility is scheduled to expire in June 2028. Interest rates are based on prevailing market rates for short-term commercial paper or 30-day Term SOFR (as defined in the Receivables Securitization Facility), plus a program fee. We pay a customary unused fee at prevailing market rates, monthly, to maintain the availability under the Receivables Securitization Facility. The Receivables Securitization Facility contains similar covenants to the Multi-Currency Revolving Credit Facility, with which we were compliant as of June 30, 2026. There were no borrowings outstanding under the Receivables Securitization Facility as of June 30, 2026 and September 30, 2025.
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
We have an uncommitted, unsecured line of credit available to us pursuant to a money market credit agreement (the “Money Market Facility”) that allows us to request short-term unsecured revolving credit loans in a principal amount not to exceed $500 million on or after April 1 and before December 1 of any year and increases to $750 million on or after December 1 and before March 31 of any year. The Money Market Facility may be decreased or terminated by the bank or us at any time without prior notice. There were no borrowings outstanding under the Money Market Facility as of June 30, 2026 and September 30, 2025.
We have an uncommitted, unsecured line of credit to support our working capital needs (the “Working Capital Credit Facility”). The Working Capital Credit Facility provides us with the ability to request short-term, unsecured revolving credit loans from time to time in a principal amount not to exceed $500 million. The Working Capital Credit Facility was scheduled to expire in July 2026. In May 2026, we extended the expiration to May 2027. The Working Capital Credit Facility may be decreased or terminated by the bank or us at any time without prior notice. There were no borrowings outstanding under the Working Capital Credit Facility as of June 30, 2026 and September 30, 2025.
In January 2026, we entered into an agreement pursuant to which we obtained a $1.5 billion delayed draw multi-year senior unsecured term loan facility. In connection with this facility, in February 2026, we borrowed $500 million on a variable-rate term loan that was scheduled to mature in February 2028 (the “2028 Term Loan”) and $1.0 billion on a variable-rate term loan that matures in February 2029 (the “2029 Term Loan”) to finance a portion of the acquisition of OneOncology. We elected to make principal payments of $200.0 million in March 2026 and $300.0 million in April 2026 to repay the 2028 Term Loan.
The above term loans bear interest at a rate equal to either a Term SOFR rate or a Daily Simple SOFR rate, plus an applicable margin, or an alternate base rate, plus an applicable margin, in each case based on our public debt ratings. We have the right to prepay the term loans at any time, in whole or in part and without premium or penalty.
In the three months ended June 30, 2026, we elected to make principal payments of $400 million on the term loan due in 2027 that was originally borrowed to finance a portion of the RCA acquisition. In July 2026, we elected to make a principal payment of $400 million to repay this term loan in full.

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
Alliance Healthcare debt is comprised of uncommitted revolving credit facilities in various currencies with various rates. A substantial majority of the outstanding borrowings as of June 30, 2026 were held in Türkiye. These facilities are used to fund its working capital needs.
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
Share Purchase Programs and Dividends
In March 2024, our Board of Directors (the “Board”) authorized a share repurchase program allowing us to purchase up to $2.0 billion of our outstanding shares of common stock, subject to market conditions. In the nine months ended June 30, 2026, we purchased $882.2 million of our common stock to complete our authorization under this program.
In May 2026, our Board of Directors authorized a new share repurchase program allowing us to purchase up to $2.0 billion of our outstanding shares of common stock, subject to market conditions. In the nine months ended June 30, 2026, we purchased $117.8 million of our common stock. As of June 30, 2026, we had $1,882.2 million of availability under this program.
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
Commitments and Obligations
As discussed and defined in Note 10 of the Notes to Consolidated Financial Statements, on July 21, 2021, it was announced that we and the two other national pharmaceutical distributors had negotiated a Distributor Settlement Agreement. The Distributor Settlement Agreement became effective on April 2, 2022, and as of June 30, 2026, it included 48 of 49 eligible states (the “Settling States”) as well as 99% by population of the eligible political subdivisions in the Settling States. Our accrued litigation liability related to the Distributor Settlement Agreement, as well as other opioid-related litigation for which we have reached settlement agreements on our Consolidated Balance Sheet as of June 30, 2026 is $4.2 billion and is expected to be paid over the next 13 years. We currently estimate that $396.2 million will be paid prior to June 30, 2027. The payment of the aforementioned litigation liability has not and is not expected to have an impact on our ability to pay dividends.

The following is a summary of our contractual obligations for future principal and interest payments on our debt, minimum rental payments on our noncancellable operating leases, and minimum payments on our other commitments as of June 30, 2026:

Payments Due by Period (in thousands)	Debt, Including Interest Payments	Operating Leases	Other Commitments	Total
Within 1 year	$806,957	$432,526	$234,350	$1,473,833
1-3 years	4,794,983	781,202	475,713	6,051,898
4-5 years	3,351,178	591,024	368,082	4,310,284
After 5 years	6,708,200	935,055	301,763	7,945,018
Total	$15,661,318	$2,739,807	$1,379,908	$19,781,033
Included in “Other Commitments” in the above table is $652 million to support our U.S. Healthcare Solutions reportable segment’s primary enterprise resource planning system upgrade and $558 million for other digital transformation projects.
Our liability for uncertain tax positions was $718.7 million (including interest and penalties) as of June 30, 2026. This liability represents an estimate of tax positions that we have taken in our tax returns which may ultimately not be sustained upon examination by taxing authorities. Since the amount and timing of any future cash settlements cannot be predicted with reasonable certainty, the estimated liability has been excluded from the above contractual obligations table. Our liability for uncertain tax positions as of June 30, 2026 primarily includes an uncertain tax benefit related to the legal accrual for litigation related to the distribution of prescription opioid pain medications, as disclosed in Note 10 of the Notes to Consolidated Financial Statements.
Market and Risks
We have exposure to foreign currency and exchange rate risk from our non-U.S. operations. Our largest exposure to foreign exchange rates exists primarily with the U.K. Pound Sterling, the Euro, the Turkish Lira, the Brazilian Real, and the Canadian Dollar. We use forward contracts to hedge against the foreign currency exchange rate impact on certain intercompany receivable and payable balances. We use foreign currency denominated debt held at the parent level to offset a portion of our foreign currency exchange rate exposure on our net investments in Euro-denominated subsidiaries. We may use derivative instruments to hedge our foreign currency exposure, but not for speculative or trading purposes. Revenue from our foreign operations during the nine months ended June 30, 2026 was approximately 10% of our consolidated revenue.
We have market risk exposure to interest rate fluctuations relating to our debt. We manage interest rate risk by using a combination of fixed-rate and variable-rate debt. The amount of variable-rate debt fluctuates during the year based on our working capital requirements. We had $1.6 billion of variable-rate debt outstanding as of June 30, 2026. We periodically evaluate financial instruments to manage our exposure to fixed and variable interest rates. However, there are no assurances that such instruments will be available in the combinations we want and/or on terms acceptable to us. There were no such financial instruments in effect as of June 30, 2026.
We also have market risk exposure to interest rate fluctuations relating to our cash and cash equivalents. We had $2.8 billion in cash and cash equivalents as of June 30, 2026. The unfavorable impact of a hypothetical decrease in interest rates on cash and cash equivalents would be partially offset by the favorable impact of such a decrease on variable-rate debt. For every $100 million of cash invested that is in excess of variable-rate debt, a 10-basis point decrease in interest rates would increase our annual net interest expense by $0.1 million.
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
Changes in Internal Control over Financial Reporting
During the third quarter of fiscal 2026, there was no change in the Company’s internal control over financial reporting identified in connection with the evaluation required by Rule 13a-15(d) and 15d-15(d) of the Exchange Act that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II.  OTHER INFORMATION
ITEM 1.  Legal Proceedings
See Note 10 (Legal Matters and Contingencies) of the Notes to Consolidated Financial Statements set forth under Item 1 of Part I of this Quarterly Report on Form 10-Q for the Company’s current description of legal proceedings.
ITEM 1A.  Risk Factors
There have been no material changes from the risk factors disclosed in Item 1A to our Form 10-K for the fiscal year ended September 30, 2025 to which reference is made herein.
ITEM 2.  Unregistered Sales of Equity Securities and Use of Proceeds
(c) Issuer Purchases of Equity Securities
The following table sets forth the number of shares purchased, the average price paid per share, the total number of shares purchased as part of publicly announced programs, and the approximate dollar value of shares that may yet be purchased under the programs during each month in the fiscal quarter ended June 30, 2026. See Note 8, “Stockholders’ Equity and Earnings per Share,” contained in “Notes to Consolidated Financial Statements” in Part I, Item 1 of this Quarterly Report on Form 10-Q for additional information.

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Programs	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Programs
April 1 to April 30	182	$317.66	—	$882,238,036
May 1 to May 31	2,355,043	$262.16	2,354,828	$2,264,902,943
June 1 to June 30	1,380,532	$277.19	1,380,476	$1,882,241,770
Total	3,735,757		3,735,304
ITEM 3.  Defaults Upon Senior Securities
None.
ITEM 4.  Mine Safety Disclosures
Not applicable.
ITEM 5.  Other Information
Executive Officer Trading Arrangements
During the three months ended June 30, 2026, none of our directors or officers (as defined in Rule 16a-1(f) of the Exchange Act) adopted, modified or terminated any contract, instruction, or written plan for the purchase or sale of our securities that was intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) of the Exchange Act (a “Rule 10b5-1 trading arrangement”) or any non-Rule 10b5-1 trading arrangement (as defined in Item 408(c) of Regulation S-K), except as follows:
Lazarus Krikorian, our Senior Vice President and Chief Accounting Officer, adopted a Rule 10b5-1 trading arrangement on June 3, 2026, pursuant to which he may sell up to 2,957 shares of the Company's common stock, prior to the earlier of the scheduled termination of the plan on March 31, 2027 or completion of all sales under the plan.

ITEM 6.  Exhibits

    (a)         Exhibits:

Exhibit Number	Description
10.1
Amended and Restated Credit Agreement, dated as of July 31, 2026, among the Registrant, the borrowing subsidiaries party thereto, the lender party thereto, and JP Morgan Chase Bank, N.A., as Administrative Agent (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed by the Registrant on August 5, 2026).

10.2
Omnibus Amendment, dated as of July 31, 2026, constituting (i) the Twenty-Third Amendment to Amended and Restated Receivables Purchase Agreement, among Amerisource Receivables Financial Corporation, as seller, AmerisourceBergen Drug Corporation, as servicer, the Purchaser Agents and Purchasers party thereto, and MUFG Bank, Ltd., as administrator; and (ii) the Second Amendment to Second Amended and Restated Performance Undertaking, made by the Registrant, as performance guarantor, in favor of Amerisource Receivables Financial Corporation, as recipient (incorporated by reference to Exhibit 10.2 to the Current Report on Form 8-K filed by the Registrant on August 5, 2026).

10.3
Sign-on Bonus Reimbursement Agreement, dated as of May 23, 2026, between the Registrant and Eva Boratto (incorporated by reference to Exhibit 10.3 to the Current Report on Form 8-K filed by the Registrant on May 29, 2026).

31.1	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer.
31.2	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer.
32	Section 1350 Certifications of Chief Executive Officer and Chief Financial Officer.
101
Financial statements from the Quarterly Report on Form 10-Q of Cencora, Inc. for the quarter ended June 30, 2026, formatted in Inline Extensible Business Reporting Language (iXBRL): (i) the Consolidated Balance Sheets, (ii) the Consolidated Statements of Operations, (iii) the Consolidated Statements of Comprehensive Income, (iv) the Consolidated Statements of Changes in Stockholders’ Equity, (v) the Consolidated Statements of Cash Flows, and (vi) the Notes to Consolidated Financial Statements.

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).

SIGNATURES

    Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CENCORA, INC.

August 5, 2026	/s/ Robert P. Mauch
Robert P. Mauch
President and Chief Executive Officer

August 5, 2026	/s/ Eva C. Boratto
Eva C. Boratto
Executive Vice President and Chief Financial Officer